Form 10-Q
period 1997-06-30
HYSEQ INC
filed 1997-09-12
CIK 907654

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]                     QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[_]                     TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-22873


                                  Hyseq, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Nevada                                   36 - 3855489
       ------                                   ------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                    670 Almanor Avenue, Sunnyvale, CA  94086
                    ----------------------------------------
          (Address of principal executive offices, including zip code)


                                 (408) 524-8100
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X  [as to (1)]  No X [as to (2)]
                          -                  -

COMMON STOCK OUTSTANDING ON SEPTEMBER  12, 1997:  12,726,159

                                  Page 1 of 19
                            Exhibit Index on Page 17

                                  HYSEQ, INC.
                                  -----------

                                     INDEX


PART I        Financial Information                                 PAGE
              ---------------------                                 ----

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets at
              June 30, 1997 and December 31, 1996.................     3

              Condensed Consolidated Statements of Operations
              for the Three Months and Six Months Ended
              June 30, 1997 and 1996..............................     4

              Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1997 and 1996.....     5

              Notes to Condensed Consolidated Financial Statements     6

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations.......................................     8

   PART II    Other Information
              -----------------

   Item 1.    Legal Proceedings...................................    13

   Item 2.    Change in Securities................................    13

   Item 3.    Defaults Upon Senior Securities.....................    13

   Item 4.    Submission of Matters to a Vote of
              Security Holders....................................    13

   Item 5.    Other Information...................................    14

   Item 6.    Exhibits and Reports on Form 8-K....................    15


SIGNATURES    ....................................................    16

EXHIBIT INDEX ....................................................    17


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                  HYSEQ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                                  June 30,                  December 31,
                                                                    1997                       1996*
                                                                 ----------                 ------------
                       ASSETS
Current assets:
   Cash and cash equivalents                                      $ 13,938                    $ 6,707
   Accounts receivable                                                 134                        147
   Prepaid expenses and other current assets                           319                        312
                                                                  --------                    -------
Total current assets                                                14,391                      7,166
Property and equipment, net                                          2,401                      1,639
Patents, licenses and other assets, net                              1,017                        561
                                                                  --------                    -------
                                                                  $ 17,809                    $ 9,366
                                                                  ========                    =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  1,294                    $   572
   Accrued professional fees                                           687                         89
   Other current liabilities                                           353                        285
   Current portion of capital lease obligations                        142                        132
   Current portion of loan obligations                                 176                        133
   Deferred revenue                                                     75                          -
                                                                  --------                    -------
Total current liabilities                                            2,727                      1,211

Noncurrent portion of capital lease obligations                        101                        174
Noncurrent portion of loan obligations                                 686                        617

Stockholders' equity:
   Series A preferred stock                                         14,780                     14,780
   Series B preferred stock                                         10,000                          -
   Common stock                                                      5,534                      2,033
   Notes receivable from stockholders                               (3,869)                    (1,237)
   Deferred compensation                                              (604)                         -
   Accumulated deficit                                             (11,546)                    (8,212)
                                                                  --------                    -------
Total stockholders' equity                                          14,295                      7,364
                                                                  --------                    -------
                                                                  $ 17,809                    $ 9,366
                                                                  ========                    =======

*The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                               HYSEQ, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands, except per share amounts)
                                                               (Unaudited)


                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30,                                  JUNE 30,
                                                  -------------------------------------      ------------------------------------
                                                               1997                1996                    1997              1996
                                                  -------------------------------------      ------------------------------------

Contract and other revenues                                 $ 1,134             $    84                 $ 1,406           $   163
Operating expenses:
   Research and development                                   1,842                 821                   3,148             1,767
   General and administrative                                   795                 373                   1,726               775
                                                  -------------------------------------      ------------------------------------
Total operating expenses                                      2,637               1,194                   4,874             2,542
                                                  -------------------------------------      ------------------------------------
Loss from operations                                         (1,503)             (1,110)                 (3,468)           (2,379)
Interest income (expense), net                                   85                  56                     134                50
                                                  -------------------------------------      ------------------------------------
Net loss                                                    $(1,418)            $(1,054)                $(3,334)          $(2,329)
                                                  =====================================      ====================================
Net loss per share                                          $ (0.33)            $ (0.13)                $ (0.56)          $ (0.29)
                                                  =====================================      ====================================
Shares used in computing net loss per share                   4,293               7,922                   5,923             7,916
                                                  =====================================      ====================================


Pro forma net loss per share                                $ (0.16)                                    $ (0.38)
                                                  =================                          ==================
Shares used in computing pro forma net loss
 per share                                                    8,639                                       8,853
                                                  =================                          ==================


                            See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                 HYSEQ, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                     (in thousands, except share amounts)
                                  (unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                             ---------------------------------------------------
                                                                                                1997                        1996
                                                                             -----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $(3,334)                    $(2,329)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                  344                         193
  Amortization of deferred compensation                                                           91                           -
  Shares of common stock issued for services and equipment                                       116                           -
  Changes in assets and liabilities:
    Accounts receivable                                                                           13                          52
    Notes receivable from officers                                                                 -                         120
    Prepaid expenses and other current assets                                                     (7)                        (16)
    Other assets                                                                                (507)                        (21)
    Accounts payable                                                                             722                          70
    Accrued professional fees                                                                    598                        (382)
    Other current liabilities                                                                     68                          92
    Deferred revenue                                                                              75                           -
                                                                                             -------                     -------
Net cash used in operating activities                                                         (1,821)                     (2,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                          (1,055)                       (399)
                                                                                             -------                     -------
Net cash used in investing activities                                                         (1,055)                       (399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                                        38                           -
Cash proceeds from issuance of:
  Series A preferred stock                                                                         -                       9,869
  Series B preferred stock                                                                    10,000                           -
  Common stock                                                                                    22                           3
Cash used to repurchase common stock                                                              (2)                         (4)
Cash proceeds from sale leaseback                                                                  -                         369
Principal payments on capital lease                                                              (63)                        (63)
Proceeds from financing loan                                                                     181                           -
Principal payments on financing loan                                                             (69)                          -
                                                                                             -------                     -------
Net cash provided by financing activities                                                     10,107                      10,174
                                                                                             -------                     -------

Net increase in cash and cash equivalents                                                      7,231                       7,554
Cash and cash equivalents at beginning of period                                               6,707                         750
                                                                                             -------                     -------
Cash and cash equivalents at end of period                                                   $13,938                     $ 8,304
                                                                                             =======                     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                                                                $    83                     $    19
                                                                                             =======                     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Issuance of 15,728 shares of common stock in exchange for legal services                     $   102                     $     -
                                                                                             =======                     =======
Issuance of 1,142 shares of common stock in exchange for equipment                           $    14                     $     -
                                                                                             =======                     =======


                            See accompanying notes.

                                  HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996 and statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1997, as amended.

2.     NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of shares of Common Stock outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common stock and common equivalent shares (stock options and warrants) issued during the 12-month period prior to the initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods through March 31, 1997 (using the treasury stock method).

Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements of calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three and six months periods ended June 30, 1996 and 1997 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded stock options (except those required to be included by the SEC as discussed above) as their effect was anti-dilutive.

3.  COMMON AND PREFERRED STOCK

In May and June 1997, Chiron Corporation and The Perkin-Elmer Corporation acquired Series B Preferred Stock in a private placement which generated net proceeds to the Company of $10.0 million.

Also in May 1997, the Company's board of directors authorized the filing of a registration statement with the Securities and Exchange Commission for the Company's initial public offering of its common stock. See "Subsequent Event" note. In June 1997, the Company's board of directors approved a 1.92-for-1 stock split of the Company's outstanding common stock. In conjunction with this split, the Company's board of directors approved an increase in number of authorized common shares to 50,000,000. Accordingly, all the share and per share data has been retroactively adjusted to reflect these changes.

4.     SUBSEQUENT EVENT

The Company's initial public offering of 3,000,000 shares of common stock, which generated net proceeds of approximately $38.0 million, was effective August 7, 1997. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds of $5.9 million. Concurrently with the initial public offering, the Company completed a private placement of 555,144 shares of its common stock to Chiron and Perkin-Elmer for net proceeds of $2.5 million and $5.0 million, respectively. These stock issuances and related aggregate net proceeds of $51.4 million were recorded subsequent to June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 should be read in conjunction with the sections of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1997, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

     Certain statements contained in this Form 10-Q that are not historical, including, but not limited to, statements concerning potential collaboration arrangements, royalties and other payments under potential collaboration agreements, and product development and sales and other statements, are forward-looking statements, which statements involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including but not limited to, the following: the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the time and cost involved in obtaining regulatory approvals for its diagnostics products; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payment or payments. These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Hyseq, Inc. (the "Company"), a Nevada corporation, applies the proprietary DNA array technology of its HyX Platform to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its HyGenomics Database of partial gene sequences is one of the largest proprietary human gene databases in the world. The Company presently is collaborating with Chiron Corporation ("Chiron") to develop therapeutics, diagnostic molecules and vaccines relating to a specified disease area and with The Perkin-Elmer Corporation ("Perkin-Elmer") to commercialize HyChip products. The Company intends to establish additional collaborations in targeted disease categories. The Company is marketing its HyGnostics Module for DNA testing of genetic and infectious disease and cancer to clinical reference laboratories. The Company has initial agreements with SmithKline Beecham Clinical Laboratories, Inc. and Quest Diagnostics, Inc. relating to evaluation of the HyGnostics Module for commercial-scale diagnostic testing.

     During the quarter ended June 30, 1997, Chiron and Perkin-Elmer invested $5.0 million each in connection with collaboration agreements with the Company. In August 1997, the Company completed an initial public offering of its common stock, for net proceeds of approximately $38.0 million. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for net proceeds of $5.9 million. Concurrently with completion of the initial public offering, the Company privately placed 555,144 shares of its common stock for net proceeds of $5.0 million from Perkin-Elmer and $2.5 million from Chiron (the "Private Placement").

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, changes in the demand for the Company's products; the nature, size and timing of collaborative arrangements and products provided to or developed with the Company's current and future collaboration partners, changes in the research and development budgets of the Company's current and future collaboration partners; capital expenditures and other costs related to the expansion of the Company's operations; litigation and other costs associated with defending its proprietary rights; changes in government regulations; and the introduction of competitive technologies.

RESULTS OF OPERATIONS

 Six Months Ended June 30, 1997 and 1996
 ---------------------------------------

     Contract and Other Revenues.  Contract and other revenues were $1.1 million
     ---------------------------
and $1.4 million for the three and six months ended June 30, 1997, compared to $0.1 million and $0.2 million for the same periods in 1996. Contract and other revenues earned during the six months ended June 30, 1997 and the comparable period of 1996 related to the Company's NIST grant and for the six months ended June 30, 1997, to the additional revenues from Chiron's payment of a $1.0 million non-refundable license fee in May 1997. The Company recognizes revenues under its NIST grant as research is performed. The Company recognized revenue from the non-refundable license fee upon execution of its collaboration agreement with Chiron. The Company expects to receive research payments under its collaboration agreement with Chiron which will be recognized as revenue as the related costs are incurred over the three year term of the agreement. The recognition of revenues will vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain existing collaborations or obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material effect on the Company's revenues and operating results.

     Operating Expenses.  Total operating expenses, consisting of research and
     ------------------
development expenses and general and administrative expenses, were $2.6 million and $4.9 million for the three and six months ended June 30, 1997, respectively, compared to $1.2 million and $2.5 million in the same periods of 1996. As the Company expands its commercialization efforts, operating expenses are expected to increase as a result of several factors including: (i) the continued expansion of sequencing operations, software development and enhancements and increased work on gene discovery in connection with development of potential therapeutic product candidates and diagnostic tests; (ii) the continued expansion of its HyGenomics Database; (iii) expanded research into new applications of its technologies; (iv) the expansion of marketing capabilities with respect to its HyGnostics Module and collaborations; and (v) new technology development expenses relating to the HyChip Module and related products.

     The magnitude of the increases in the Company's operating expenses will be significantly affected by the Company's ability to secure new collaboration partners. At times, the Company may choose to increase sequencing production and analysis capabilities in order to support its efforts to recruit new collaboration partners. However, if the Company does not obtain additional collaboration partners in a timely manner, it may not be able to adjust significantly its level of expenditures in any such period, which could have an adverse effect on the Company's operating results.

     Research and development expenses increased to $1.8 million and $3.1 million for the three and six months ended June 30, 1997 from $0.8 million and $1.8 million in the same periods of 1996. This increase resulted primarily from expanded sequencing production, software and database development, the addition of scientific personnel and costs associated with prosecuting the Company's intellectual property. The Company expects to continue research and product development efforts in support of its gene sequencing and database development programs. Under the terms of the Company's collaboration agreement with Perkin-Elmer, the Company is also obligated to commit an aggregate of $5.0 million over the next two years for the development of the chip component of the HyChip system.

     General and administrative expenses were $0.8 million and $1.7 million for the three and six months ended June 30, 1997 compared to $0.4 million and $0.8 million in the same periods of 1996. This increase resulted from increased marketing and business development expenses, as well as the addition of management personnel and administrative staff to support the continued expansion of the Company's sequencing production and data analysis capabilities. In addition, during the six months ended June 30, 1997, the Company's legal expenses increased by approximately $600,000, due primarily to its suit filed against Affymetrix, Inc. in March 1997 and other corporate legal matters. Legal expenses relating to the Company's litigation with Affymetrix, Inc. are expected to remain at approximately the same level over the next six months. As the Company expands operations, general and administrative expenses in support of such expansion are expected to increase.

     Interest Income Net.  Net interest income increased to $0.1 million in the
     -------------------
six months ended June 30, 1997 from $0.05 million in the same period of 1996. The increase in interest income for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 results from larger cash and investment balances held by the Company primarily due to the realization of $9.9 million in net proceeds from its private placement of Series A Preferred Stock in the second quarter of 1996.

     Net Loss.  The Company incurred net losses for the three and six months
     --------
ended June 30, 1997 of $1.4 million and $3.3 million compared to $1.1 million and $2.3 million in the same periods of 1996. Since inception, the Company has incurred operating losses, and as of June 30, 1997, had an accumulated deficit of $11.5 million. As of December 31, 1996, the Company had a net operating loss carryover for federal income tax purposes of approximately $7.4 million, the majority of which expires, if unused, in the year 2011. Utilization of the net operating loss carryover is expected to be subject to a substantial annual limitations because of the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $13.9 million in cash, cash equivalents and marketable securities, compared to $6.7 million as of December 31, 1996. This increase reflects net cash used in operations of $1.8 million and capital expenditures of $1.1 million during the six months ended June 30, 1997, offset by payments received under the Company's NIST grant, the $1.0 million license fee received from Chiron and the $10.0 million invested by Chiron and Perkin-Elmer.

     The Company has classified all of its investments as short-term as of June 30, 1997, as the Company's investments all mature in less than one year. Cash and investments are held currently in U.S. Treasury and government agency obligations, investment-grade commercial paper, bank CD's and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash used in operating activities decreased from $2.2 million for the six months ended June 30, 1996 to $1.8 million for the comparable period of 1997 due to higher revenues partially offset by increased costs associated with the expansion of the Company's sequencing producing and data analysis capabilities. Higher revenues for the six months ended June 30, 1997 as compared to 1996 were due to payments received in those periods pursuant to collaborative arrangements and receipt of revenues from the Company's NIST grant.

     The Company's investing activities, other than the purchase and sales of cash equivalent investments, have consisted of capital expenditures, which totaled $1.1 million for the six months ended June 30, 1997 as compared to $0.4 million for the comparable period of 1996. Capital expenditures increased in 1997 primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities.

     Net cash provided by financing activities decreased slightly to $10.1 million for the six months ended June 30, 1997 from $10.2 million in the comparable period of 1996. Net cash provided by financing activities for the six months ended June 30, 1996 reflects primarily the $9.9 million in net proceeds from its private placement of Series A Preferred Stock in the first half of 1996. Net cash provided by financing activities of $10.1 million for the six months ended June 30, 1997 reflects primarily the $10.0 million in net proceeds from its private placement of Series B Preferred Stock with Chiron and Perkin-Elmer in May and June 1997, partially offset by principal payments on capital lease obligations.

     The Company expects its cash requirements to increase significantly in future periods because of the planned expansion of its sequencing operations, software development and refinement efforts, increased work on gene discovery and new technology development expenses relating to the HyChip Module and related products. In addition, the Company expects to expend additional cash in 1998 and beyond for capital improvements and to acquire a larger facility and the associated lease expenses related thereto. The Company expects to spend approximately $2.5 million for its anticipated facility expansion and for additional capital equipment to increase sequencing capacity through 1998. Future operations are expected to be funded with revenues from existing collaborations in addition to using its current cash, cash equivalents and investments when necessary. The Company intends to fund development of HyChip products with funds received under its NIST grant and the proceeds of its June 1997, $5.0 million private placement with Perkin-Elmer.

     In August 1997, the Company completed an initial public offering of its common stock. The Company sold 3,000,0000 shares at $14.00 per share, for net proceeds of approximately $38.0 million. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds of $5.9 million. Concurrently with completion of the initial public offering, the Company completed its Private Placement in which it sold an additional 555,144 shares of common stock to Chiron and Perkin-Elmer for net proceeds of $2.5 million and $5.0 million, respectively.

     The Company expects that the net proceeds from its initial public offering and the Private Placement completed in August and September 1997, together with existing capital resources, will be sufficient to support the Company's operations through 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements and the financial commitments involved in such arrangements.

     There can be no assurance that the Company will be able to establish additional collaborations or that such collaborations will produce revenues, which together with the Company's cash, cash equivalents and marketable securities, will be adequate to fund the Company's operations and capital requirements. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaboration partners; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

                                    PART II

                                  HYSEQ, INC.
                             (A NEVADA CORPORATION)


Item 1.     LEGAL PROCEEDINGS.

            Not applicable.

Item 2.     CHANGES IN SECURITIES.

     (a)    Not applicable.

     (b)    Not applicable.

     (c) For information regarding securities issued by the Company during the three months ended June 30, 1997, that were not registered under the Securities Act of 1933, as amended, reference is made to Item 15 of the Company's Registration Statement on Form S-1 (Registration Statement No. 333-29091), filed on June 12, 1997, as amended, which is incorporated herein by this reference.


Item 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)(i) Date of Meeting.

            On April 16, 1997, the Company held its Annual Meeting of Stockholders.

     (b)(i) Description of each matter voted on and number of votes cast.

            The following actions were taken at the annual meeting:

            1. To elect Robert D. Weist and Lewis S. Gruber as Class I directors.


                FOR                 AGAINST                     ABSTAIN

                2,402,843           5,000                       11,692

            2. To ratify the selection of Ernst & Young LLP as the auditors for the fiscal year ended December 31, Company's independent 1997.

                FOR                 AGAINST                     ABSTAIN
                2,406,493           0                           11,692

            3.  To adopt an Amendment to the Company's 1995 Stock Option Plan.

                FOR                 AGAINST                     ABSTAIN

                2,392,326           7,000                       14,634

     (a)(ii)    Date of Meeting.

                On June 10, 1997, the Company held a special meeting of its Stockholders.

     (b)(ii)    Description of each matter voted on and number of votes cast.


                The following action was taken at the special meeting:


                1. To approve an amendment of the Incorporation, as amended, to 20,000,000 shares to 50,000,000
                      Company's Amended and Restated increase authorized Common Stock shares. Articles of from

                       FOR                 AGAINST                     ABSTAIN
                       2,857,917           0                           0


Item 5.         OTHER INFORMATION.

                Not applicable.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a)  Exhibits
                        Exhibit 11.1 Statement of Computation of Net Loss per Share

                        Exhibit 27.0 Financial Data Schedule

                (b)  Reports on Form 8-K
                        No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

Signatures
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Hyseq, Inc.
                                 (Registrant)

Date:  September 12, 1997        By:  /s/ Christopher R. Wolf
                                      -----------------------
                                      Christopher R. Wolf
                                      Executive Vice President and
                                      Chief Financial Officer

                                  HYSEQ, INC.

                                 EXHIBIT INDEX

                                 JUNE 30, 1997

                                                                      Page No.

11.1              Statement of Computation of Net Loss per Share


27.0              Financial Data Schedule