Form 10-Q
period 1997-09-30
HYSEQ INC
filed 1997-11-04
CIK 907654

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]                     QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ]                    TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Yes  X  [as to (1)]        No X  [as to (2)]
                      ---                      ---

COMMON STOCK OUTSTANDING ON NOVEMBER 3, 1997:  12,726,159

                                  Page 1 of 19
                            Exhibit Index on Page 17

                                  HYSEQ, INC.
                                  -----------

                                     INDEX


PART I                          Financial Information                                   PAGE
                                ---------------------                                   ----

   Item 1.                      Condensed Consolidated Financial Statements

                                Condensed Consolidated Balance Sheets at
                                September 30, 1997 and December 31, 1996...............    3

                                Condensed Consolidated Statements of Operations
                                for the Three Months and Nine Months Ended
                                September 30, 1997 and 1996............................    4

                                Condensed Consolidated Statements of Cash Flows
                                for the Nine Months Ended September 30, 1997 and
                                1996...................................................    5

                                Notes to Condensed Consolidated Financial Statements...    6

   Item 2.                      Management's Discussion and Analysis
                                of Financial Condition and Results
                                of Operations..........................................    8

   PART II                      Other Information
                                -----------------

   Item 1.                      Legal Proceedings......................................   13

   Item 2.                      Change in Securities...................................   13

   Item 3.                      Defaults Upon Senior Securities........................   13

   Item 4.                      Submission of Matters to a Vote of
                                Security Holders.......................................   14

   Item 5.                      Other Information......................................   14

   Item 6.                      Exhibits and Reports on Form 8-K.......................   15

SIGNATURES.............................................................................   16

EXHIBIT INDEX..........................................................................   17


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                  HYSEQ, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                 September 30,              December 31,
                                                                     1997                      1996*
                                                                 -------------              ------------
                        ASSETS
Current assets:
   Cash and cash equivalents                                        $  39,357                   $  6,707
   Short-term investments                                              22,957                          -
   Accounts receivable                                                  2,360                        147
   Prepaid expenses and other current assets                              499                        312
                                                                    ---------                   --------
Total current assets                                                   65,173                      7,166
Property and equipment, net                                             3,232                      1,639
Patents, licenses and assets, net                                         565                        561
                                                                    ---------                   --------
                                                                    $  68,970                   $  9,366
                                                                    =========                   ========

           LIABILITIES AND STOCKHOLDERS'
                      EQUITY
Current liabilities:
   Accounts payable                                                 $   1,814                   $    572
   Accrued professional fees                                              790                         89
   Other current liabilities                                            1,017                        285
   Current portion of capital lease and loan obligations                  329                        265
   Deferred revenue                                                        75                          -
                                                                    ---------                   --------
Total current liabilities                                               4,025                      1,211

Noncurrent portion of capital lease and loan obligations                  701                        791

Stockholders' equity:
   Series A preferred stock                                                 -                     14,780
   Series B preferred stock                                                 -                          -
   Common stock                                                        81,732                      2,033
   Notes receivable from stockholders                                  (3,795)                    (1,237)
   Deferred compensation                                                 (525)                         -
   Accumulated deficit                                                (13,168)                    (8,212)
                                                                     --------                   --------
Total stockholders' equity                                             64,244                      7,364
                                                                     --------                   --------
                                                                     $ 68,970                   $  9,366
                                                                     ========                   ========

*The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                            See accompanying notes.

                                  HYSEQ, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                        ------------------                 -----------------
                                          1997       1996                    1997      1996
                                        ------------------                 -----------------

Contract and other revenues             $ 2,360    $    43                 $ 3,766   $   206
Operating expenses:
   Research and development               3,285        956                   6,433     2,723
   General and administrative             1,234        443                   2,960     1,218
                                        -------    -------                 -------    ------
Total operating expenses                  4,519      1,399                   9,393     3,941
                                        -------    -------                 -------    ------
Loss from operations                     (2,159)    (1,356)                 (5,627)   (3,735)
Interest income (expense), net              537         88                     671       138
                                        -------    -------                 -------    ------
Net loss                                $(1,622)   $(1,268)                $(4,956)  $(3,597)
                                        =======    =======                 =======   =======
Net loss per share                      $ (0.18)    $(0.16)                $ (0.72)  $ (0.45)
                                        =======    =======                 =======   =======
Shares used in computing net
loss per share                            8,902      7,909                   6,916     7,914
                                        =======    =======                 =======   =======
Pro forma net loss per share            $ (0.15)                           $ (0.51)
                                        =======                            =======
Shares used in computing pro
forma net loss per share                 10,941                              9,625
                                        =======                            =======


                            See accompanying notes.

                                  HYSEQ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                  (unaudited)



                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                             --------------------------------------------------
                                                                                       1997                        1996
                                                                             ----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $ (4,956)                    $(3,597)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                 602                         299
  Amortization of deferred compensation                                                         170                           -
  Shares of common stock issued for services and equipment                                      116                           -
  Changes in assets and liabilities:
    Accounts receivable                                                                      (2,213)                        110
    Notes receivable from officers                                                                -                         120
    Prepaid expenses and other current assets                                                  (187)                         (2)
    Other assets                                                                                (76)                        (24)
    Accounts payable                                                                          1,242                         342
    Accrued professional fees                                                                   701                        (301)
    Other current liabilities                                                                   732                         154
    Deferred revenue                                                                             75                           -
                                                                                            -------                     -------
Net cash used in operating activities                                                         (3795)                     (2,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                         (2,122)                       (689)
Purchases of short-term investments                                                         (22,964)                          -
                                                                                            -------                     -------
Net cash used in investing activities                                                       (25,086)                       (689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                                      112                           -
Cash proceeds from issuance of:
  Series A preferred stock                                                                        -                       9,860
  Series B preferred stock                                                                   17,500                           -
Net proceeds from issuance of common stock                                                   43,948                         369
Cash used to repurchase common stock                                                             (2)                         (4)
Cash proceeds from sale leaseback                                                                 -                         369
Principal payments on capital lease                                                             (97)                        (96)
Proceeds from financing loan                                                                    181                           -
Principal payments on financing loan                                                           (111)                          -
                                                                                            -------                     -------
Net cash provided by financing activities                                                    61,531                      10,498
                                                                                            -------                     -------

Net increase in cash and cash equivalents                                                    32,650                       6,910
Cash and cash equivalents at beginning of period                                              6,707                         750
                                                                                            -------                     -------
Cash and cash equivalents at end of period                                                 $ 39,357                     $ 7,660
                                                                                            =======                     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                                                              $    122                     $    32
                                                                                            =======                     =======
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Issuance of 15,728 shares of common stock in exchange for legal services                   $    102                     $     -
                                                                                            =======                     =======
Issuance of 1,142 shares of common stock in exchange for equipment                         $     14                     $     -
                                                                                            =======                     =======
Conversion of Series A and Series B preferred stock to common stock                        $ 32,280                     $     -
                                                                                            =======                     =======

See accompanying notes.

                                  HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996 and statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1997, as amended.

2.     CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

As of September 30, 1997, short term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses reported in stockholders' equity. The following is a summary of available-for-sale securities as of September 30, 1997:


                             Estimated
                               Fair
                               Value
                             ---------

Money market funds             $24,065
Commercial paper                20,227
Certificate of deposits         17,998
Cash                                24
                               -------
                               $62,314
                               =======

Amounts included in:
Cash and cash equivalents      $39,357
Short term investments          22,957
                               -------
                               $62,314
                               =======

At September 30, 1997, the difference between cost and fair value of available-for-sale securities was not significant.

3.     NET LOSS PER SHARE

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements of calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three and nine months periods ended September 30, 1997 and 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded stock options (except those required to be included by the SEC as discussed above) as their effect was anti-dilutive.

4.  COMMON AND PREFERRED STOCK

The Company's initial public offering of 3,000,000 shares of common stock, which generated net proceeds of approximately $38.0 million, was effective August 7, 1997. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds to the Company of $5.9 million. Concurrently with the initial public offering, the Company completed a private placement of 555,144 shares of its common stock to Chiron and Perkin-Elmer for net proceeds of $2.5 million and $5.0 million, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 should be read in conjunction with the sections of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 12, 1997, as amended, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Hyseq is a registered trade and service mark of the Company; HyChip, HyGenomics, HyGnostics and HyX are trade and service marks of the Company.

     Certain statements contained in this Form 10-Q that are not historical, including, but not limited to, statements concerning potential collaboration arrangements, royalties and other payments under potential collaboration agreements, and product development and sales and other statements, are forward-looking statements, which statements involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including but not limited to, the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the time and cost involved in obtaining regulatory approvals for its diagnostics products; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payment or payments. These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     Hyseq, Inc. (the "Company"), a Nevada corporation, applies the proprietary DNA array technology of its HyX Platform to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its HyGenomics Database of partial gene sequences is one of the largest proprietary human gene databases in the world. The Company presently is collaborating with Chiron Corporation ("Chiron") to develop therapeutics, diagnostic molecules and vaccines relating to cancer and with The Perkin-Elmer Corporation ("Perkin-Elmer") to commercialize HyChip products. The Company intends to establish additional collaborations in targeted disease categories. The Company is marketing its HyGnostics Module for DNA testing of genetic and infectious disease and cancer to clinical reference laboratories. The Company has an initial agreement with Quest Diagnostics, Inc. relating to evaluation of the HyGnostics Module for commercial-scale diagnostic testing.

     In August 1997, the Company completed an initial public offering of 3,000,000 shares of its common stock, for net proceeds of approximately $38.0 million. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds of $5.9 million. Concurrently with completion of the initial public offering, the Company privately placed 555,144 shares of its common stock for net proceeds of $5.0 million from Perkin-Elmer and $2.5 million from Chiron (the "Private Placement").

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

RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1997 and 1996
 ---------------------------------------------

     Contract and Other Revenues.  Contract and other revenues were $2.4 million
     ---------------------------
and $3.8 million for the three and nine months ended September 30, 1997, compared to less than $0.1 million and $0.2 million for the same periods in 1996. Contract and other revenues earned during the nine months ended September 30, 1997 included $3.1 million of revenues received from Chiron (including the $1.0 million licensing fee received from Chiron in June 1997) and revenues related to the Company's NIST grant. Revenues in the comparable periods of 1996 related to the Company's NIST grant. The Company recognizes revenues under its NIST grant as research is performed. The Company receives research payments under its collaboration agreement with Chiron which are recognized as revenue as the related costs are incurred over the term of the agreement. The recognition of revenues may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain existing collaborations or obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

     Operating Expenses.  Total operating expenses, consisting of research and
     ------------------
development expenses and general and administrative expenses, were $4.5 million and $9.4 million for the three and nine months ended September 30, 1997, respectively, compared to $1.4 million and $3.9 million in the same periods of 1996. As the Company expands its commercialization efforts, operating expenses are expected to increase as a result of several factors including: (i) the continued expansion of sequencing operations, software development and enhancements and increased work on gene discovery in connection with development of potential therapeutic product candidates and diagnostic tests; (ii) the continued expansion of its HyGenomics Database; (iii) expanded research into new applications of its technologies; (iv) the expansion of marketing capabilities with respect to its HyGnostics Module and collaborations; and (v) new technology development expenses relating to the HyChip Module and related products.

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

     Research and development expenses increased to $3.3 million and $6.4 million for the three and nine months ended September 30, 1997 from $1.0 million and $2.7 million in the same periods of 1996. This increase resulted primarily from expanded internal sequencing production and expanded sequencing production in connection with the collaboration with Chiron, software and database development, the addition of scientific personnel and costs associated with protecting and maintaining the Company's intellectual property. The Company expects to continue research and product development efforts in support of its gene sequencing and database development programs. Under the terms of the Company's collaboration agreement with Perkin-Elmer, the Company is also obligated to commit an aggregate of $5.0 million over the next two years for the development of the chip component of the HyChip system.

     General and administrative expenses were $1.2 million and $3.0 million for the three and nine months ended September 30, 1997 compared to $0.4 million and $1.2 million in the corresponding periods of 1996. This increase resulted from increased marketing and business development expenses, as well as the addition of management personnel and administrative staff to support the continued expansion of the Company's sequencing production and data analysis capabilities. In addition, during the nine months ended September 30, 1997, the Company's legal expenses increased by approximately $1.0 million, due primarily to its suit filed against Affymetrix, Inc. in March 1997 and other corporate legal matters. Legal expenses relating to the Company's litigation with Affymetrix, Inc. are expected to remain at approximately the same level over the next three months. As the Company expands operations, general and administrative expenses in support of such expansion are expected to increase.

     Interest Income, Net.  Net interest income increased to $0.7 million in the
     --------------------
nine months ended September 30, 1997 from $0.1 million in the same period of 1996. The increase in interest income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 results from larger cash and investment balances held by the Company primarily due to the realization of net proceeds of the Company's $10.0 million private placement of Series B preferred stock in the second quarter of 1997 and the net proceeds of the Company's initial public offering and concurrent private placement of common stock completed in the third quarter of 1997.

     Net Loss.  The Company incurred net losses for the three and nine months
     --------
ended September 30, 1997 of $1.6 million and $5.0 million respectively, compared to $1.3 million and $3.6 million in the same periods of 1996. Since inception, the Company has incurred operating losses, and as of September 30, 1997, had an accumulated deficit of $13.2 million. As of December 31, 1996, the Company had a net operating loss carryover for federal income tax purposes of approximately $7.4 million, the majority of which expires, if unused, in the year 2011. Utilization of the net operating loss carryover is expected to be subject to a substantial annual limitations because of the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $62.3 million in cash, cash equivalents and short term investments, compared to $6.7 million as of December 31, 1996. This increase reflects the net proceeds of the Company's initial public offering and its private placements with Chiron and Perkin-Elmer, payments received under the Company's NIST grant and fees received from Chiron, partially offset by net cash used in operations of $3.8 million and capital expenditures of $2.1 million during the nine months ended September 30, 1997.

     The Company has classified all of its investments as short-term as of September 30, 1997, as the Company's investments all mature in less than one year. Cash and investments are held currently in investment-grade commercial paper, bank CD's and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments.

     Net cash used in operating activities increased from $2.9 million for the nine months ended September 30, 1996 to $3.8 million for the comparable period of 1997 due to increased costs associated with the expansion of the Company's sequencing producing and data analysis capabilities and increased legal costs associated with protection and maintenance of intellectual property and the litigation with Affymetrix. Higher revenues for the nine months ended September 30, 1997 as compared to the nine month period of 1996 were due to payments received in those periods pursuant to collaborative arrangements and receipt of revenues from the Company's NIST grant.

     The Company's investing activities, other than the purchase and sales of cash equivalent investments, have consisted of capital expenditures, which totaled $2.1 million for the nine months ended September 30, 1997 as compared to $0.7 million for the comparable period of 1996. Capital expenditures increased in 1997 primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities.

     Net cash provided by financing activities increased to $61.5 million for the nine months ended September 30, 1997 from $10.5 million in the comparable period of 1996. Net cash provided by financing activities for the nine months ended September 30, 1996 reflects primarily the $9.9 million in net proceeds from its private placement of Series A Preferred Stock in the first half of 1996. Net cash provided by financing activities of $61.5 million for the nine months ended September 30, 1997 reflects primarily the $44.0 million in net proceeds from the IPO and $17.5 million from its private placements with Chiron and Perkin-Elmer.

     The Company expects its cash requirements to increase significantly in future periods because of the planned expansion of its sequencing operations, software development and refinement efforts, increased work on gene discovery and new technology development expenses relating to the HyChip Module and related products. In addition, the Company expects to expend additional cash in 1998 and beyond for capital improvements and to acquire a larger facility and the associated lease expenses related thereto. The Company expects to spend approximately $2.5 million for its anticipated facility expansion and for additional capital equipment to increase sequencing capacity through 1998. Future operations are expected to be funded with revenues from existing collaborations in addition to using its current cash, cash equivalents and investments when necessary. The Company intends to partially fund development of HyChip products with funds received under its NIST grant and the proceeds of its June 1997, $5.0 million private placement with Perkin-Elmer.

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

     The Company expects that the net proceeds from its initial public offering and the Private Placement completed in August and September 1997, together with existing capital resources, will be sufficient to support the Company's operations at least through 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of those programs, the ability of the

Company to establish collaborative and licensing arrangements and the financial commitments involved in such arrangements.

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

                                    PART II

                                  HYSEQ, INC.
                            (A NEVADA CORPORATION)


Item 1.    LEGAL PROCEEDINGS.


On October 6, 1997, the U.S. District Court for the Southern District of New York granted a motion to dismiss filed by the Company in response to a suit filed in May 1996 by Sands Brothers & Co., Ltd. ("Sands") against the Company arising out of the Company's prior engagement of Sands to act as a placement agent in a private placement. Sands has until October 31, 1997 to submit an affidavit of a claim for unpaid expenses incurred in connection with the prior engagement. As there was an overall $35,000 cap on such expenses and the Company has paid all invoices submitted by Sands, such expenses, if any, are expected to be de minimus.
               ----------

On April 23, 1997, Affymetrix filed a motion to dismiss or, in the alternative, for a more definitive statement. On May 5, 1997, the Company filed an Amended Complaint. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to these SBH patents that are the basis for the infringement allegation. On June 9, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. On September 29, 1997, the judge hearing the case entered a Case Management Order (the "CMO") which schedules a series of pre-trial events. Under the CMO, over the next several months the Company and Affymetrix are each required to make disclosures and engage in discovery related to the claims of infringement and any defenses to those claims. The CMO has further set November 17 and 18, 1998 as a date for a hearing on construction of the claims contained in the Company's patents at issue in this litigation.

Item 2.    CHANGES IN SECURITIES.

     (a)   Not applicable.

     (b)   Not applicable.

     (c) During the three months ended September 30, 1997, pursuant to the Company's Stock Option Plan, the Company issued qualified options to purchase 7,000 shares of its common stock at an exercise price of $14.00 per share, to two employees. The options (and the underlying common stock) were issued in reliance upon exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended.


Item 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

Item 5.    OTHER INFORMATION.

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits
                    Exhibit 11.1 Statement of Computation of Net Loss per Share
                    Exhibit 27.0 Financial Data Schedule

           (b) Reports on Form 8-K
                    No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

Signatures
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Hyseq, Inc.
                                        (Registrant)

Date: November 3, 1997                  By:  /s/ Christopher R. Wolf
                                           -------------------------
                                           Christopher R. Wolf
                                           Executive Vice President and
                                           Chief Financial Officer

                                  HYSEQ, INC.

                                 EXHIBIT INDEX



                                                                        Page No.

11.1    Statement of Computation of Net Loss per Share                     18

27.0    Financial Data Schedule                                            19