Form 10-K405
period 1997-12-31
HYSEQ INC
filed 1998-03-31
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[MARK ONE]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO _________

                         COMMISSION FILE NUMBER: 0-22873

                                   HYSEQ, INC.
             (Exact Name of Registrant as Specified in Its Charter)



               NEVADA                                36-3855489
    (State or Other Jurisdiction
  of Incorporation or Organization)     (I.R.S. Employer Identification No.)

 670 ALMANOR AVENUE, SUNNYVALE, CA                     94086

  (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 524-8100

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                               Common Stock, $.001
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 23, 1998 was $123,805,654, based on the last sale price as reported by The Nasdaq Stock Market.

As of March 23, 1998, the Registrant had 12,733,963 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Items 10, 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 18, 1998.

                                     PART I

ITEM 1.  BUSINESS

Hyseq, Inc. ("Hyseq" or the "Company") was incorporated in August 1992 as an Illinois corporation and was merged into a newly formed Nevada corporation in November 1993, with the Nevada corporation being the survivor. References in this Form 10-K to "Hyseq" and the "Company" include the Nevada corporation, its predecessors and its subsidiary, Hyseq Diagnostics, Inc., a Nevada corporation, unless otherwise stated or indicated by the context. The Company maintains its principal executive offices at 670 Almanor Avenue, Sunnyvale, California 94086. Its telephone number is (408) 524-8100. Hyseq(R) is a registered trademark and service mark of the Company. HyChip(TM), HyGenomics(TM), HyGnostics(TM) and HyProfile(TM) are trademarks and HyX(SM) is a service mark of the Company.

OVERVIEW

Hyseq applies the proprietary DNA array technology of its integrated HyX genomic platform (the "HyX Platform") to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its HyX Platform, which utilizes the Company's proprietary sequencing by hybridization ("SBH") technology as its foundation, generates higher gene sequence throughput with greater analytical flexibility and accuracy and lower cost than prevailing technologies, such as gel sequencing. In the fourth quarter of 1997, the HyX Platform Gene Discovery Module achieved, on a single production line, a rate of more than 1,000,000 human DNA samples analyzed per month. Based in part on this rate of analysis and on published industry information, the Company believes that its proprietary HyGenomics Database of over 5,000,000 partial human gene sequences is the largest such database in the world. The Company expects to complete installation of a second production line in the second quarter of 1998.

The gene sequence throughput capacity of Hyseq's Gene Discovery Module presently permits analysis of batches of approximately 50,000 DNA samples that can be 1,000 bases in length each (up to approximately 50,000,000 total bases per batch). By comparison, the gene sequence throughput capacity of gel sequencers presently permits analysis of batches of approximately 75 DNA samples that can be up to 500 bases in length (up to approximately 37,500 total bases per batch). The Company believes the HyX Platform has greater analytical flexibility because of its ability to sequence genes at multiple levels of completeness from intermittent sequencing for gene identification and gene expression studies to partial sequencing for motif searches to complete sequencing for diagnostics. The Company believes that its sequencing capacity, coupled with the HyX Platform's flexibility to sequence genes at multiple levels of completeness, make it appropriate for a large number of therapeutic and diagnostic applications. See "--Advantages of the HyX Platform." The HyX Platform employs SBH to generate gene sequence information from DNA samples. The sequence information from a DNA sample enables the Company to track a gene's role and activity in disease conditions and, hence, to evaluate the gene as a potential therapeutic or diagnostic candidate. See "--Technology" for a description of the Company's gene sequencing process.

The Company believes that the ability of its HyX Platform to process millions of samples per month and sequence billions of bases per year represents a fundamental advance in performing genomic experimentation, gene discovery, gene function analyses and diagnostic testing in commercial-scale volumes, providing, for the first time, all active genes in a cell. The HyX Platform includes (i) a comprehensive set of labeled DNA probes; (ii) DNA arrays of samples and probes;
(iii) three software-driven modules (the Gene Discovery, HyGnostics and HyChip Modules) comprising software and a specific configuration of platform hardware, which provide flexible DNA probe selection to customize the level and type of analysis; (iv) industrial robots for screening DNA probes against DNA samples; and (v) bioinformatic software to manage and analyze genetic information. These combined technologies enable the Company to conduct a range of genomic applications, including gene identification, expression level determination, gene interaction studies, polymorphism screening, diagnostic testing and genetic mapping, on one integrated platform.

Hyseq's strategy is to engage in large-scale gene discovery and to utilize collaborations to facilitate development and commercialization activities. Hyseq believes that this research- and partner-driven approach creates significant operational and financial advantages for the Company and may accelerate commercial development of new therapeutic and diagnostic products. The Company has an exclusive collaboration with Chiron

Corporation ("Chiron") to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors. The Company also is collaborating with the University of California San Francisco ("UCSF") to conduct population genetic and pharmacogenomic research on genes that may have important roles in the development of cardiovascular and related diseases.

Hyseq intends to patent commercially relevant genes and gene-based products obtained through application of its HyX Platform. The Company believes that information about the biological function of genes is critical to obtaining such patents. Further, the Company believes that the HyX Platform's ability to perform complete sequencing rapidly and cost effectively may accelerate the characterization of gene function and enhance the discovery and development of new therapeutic product candidates and diagnostic products and tests. The Company has five issued U.S. patents and several pending patent applications covering apparatus, processes and over 63,500 gene discoveries identified in Hyseq's gene discovery program.

     The Company intends to license out its technology to expand its ability to meet the needs of the market. The Company is collaborating on a 50-50 profit sharing basis with The Perkin-Elmer Corporation ("Perkin-Elmer") to commercialize a gene sequencing system that utilizes HyChip products. Pending patent applications cover apparatus and other methods for genomic research.

BACKGROUND

     Genes are the hereditary units that control the structure, health and function of all organisms. The study of genes and their functions has led to the development of products and services for diverse markets ranging from health care to agriculture. In 1997, industry sales of human gene-based products, including erythropoietin ("EPO"), human insulin, granulocyte colony stimulating factor and tissue plasminogen activator, totaled over $13.3 billion. Genomics, the study of all genetic information of organisms, is a growing field that is expected to lead to the development of additional gene-based therapeutics like EPO, small molecules and other drugs and diagnostic tests for detection of genetic conditions.

   The Genetic Code

     The entire genetic content of each organism, known as its genome, is encoded in deoxyribonucleic acid ("DNA"). DNA, which is found in cells, is a molecule comprising two single strands entwined in the form of a double helix. Various combinations of four chemical building blocks or "bases" of DNA, adenine ("A"), thymine ("T"), cytosine ("C") and guanine ("G"), are linked together in series to form each DNA strand. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form "base pairs": A pairs with T and G pairs with C. In humans, there are approximately six billion base pairs organized into 23 pairs of DNA structures called "chromosomes."

     A gene comprises a series of groupings of three bases on a DNA strand that encodes specific amino acids which, in turn, combine to form proteins. Gene "sequencing" is the process of determining the order in which these bases are linked together to form a gene. Scientists believe that approximately 10% of human DNA comprises genes, with most of the remaining 90% being of unknown function. The human genome has been estimated to contain approximately 150,000 genes which encode proteins. Proteins are essential to cellular structure, growth and function and, thus, are the principal determinants of an organism's characteristics.

     Scientists believe that each gene has two basic regions, a structural region and a regulatory region. The structural region of a gene encodes a specific protein. The process by which the structural region of a gene directs the production of a protein is known as gene expression. In that process, the sequence of bases in a gene is copied into a related molecule called messenger ribonucleic acid ("mRNA"). The mRNA instructs the cell to combine amino acids together in a particular order to form a protein. The regulatory region of a gene is responsible for the rate of gene expression and the resultant amount of a given protein produced in specific cells of the body.

   The Relationship Between Genes and Disease

     Because genes encode proteins, which govern substantially all functions of the human body, the sequences of genes and their levels of expression determine when, where and how well essential functions are performed. The addition, deletion or substitution of one or more bases in a gene, known as a "mutation," can alter a protein or a gene's level of expression and result in a disease condition. For example, whether a cell is cancerous or normal may depend upon the presence or absence of a mutation in the "p53" human cancer suppressor gene. Similarly, scientists believe that whether an individual develops acquired immune deficiency syndrome ("AIDS") upon infection with the human immunodeficiency virus ("HIV") is, in part, a function of at least one human gene sequence. Moreover, the susceptibility of a particular strain of HIV to drug treatment may depend upon the sequence of the viral strain's genome. Most diseases are believed to be polygenic, in that multiple genes interact to cause or affect a disease condition. In developing a drug for a polygenic disease like diabetes, the most effective target may be best selected when all genes which interact to cause or affect the disease are known.

   Applications of Genomics to Understanding Disease

     Detailed knowledge of gene sequences that encode missing, defective or abnormally expressed proteins and an understanding of gene interactions in disease conditions offer the potential to develop novel therapeutic products and diagnostic tests. Genomics provides the basis for developing drugs designed to replace missing or defective proteins or to deactivate or limit the effect of proteins that are present at excessive levels. Drugs also may be designed to supplement proteins produced by normal genes. For example, anemia can be treated by injecting a patient with EPO, a protein that stimulates the production of red blood cells. Drugs also may be designed to remedy the effects of defective genes by affecting their expression. In addition, diagnostic tests for diseases can be developed by determining gene sequences that predispose individuals to gene-related diseases.

     Several genomic applications, including (i) polymorphism screening, (ii) gene expression level studies, (iii) motif searches, and (iv) gene identification, can provide critical insight into understanding disease and developing for therapeutic products and diagnostic tests. Polymorphism screening involves sequencing the same gene in each member of a population of healthy and diseased individuals to find naturally occurring variations or "polymorphisms" in the gene sequence and correlating those polymorphisms with the disease condition. Expression level studies compare the levels at which genes are expressed in healthy and diseased individuals to correlate differences with the disease condition. Motif searches, the screening of DNA samples for short DNA segments that are associated with a specific function, can be used to identify families of genes having similar functions as potential therapeutic product candidates. Gene identification can be used to find genes expressed at low levels. Such genes are said to be "rarely" expressed because their corresponding mRNA is rarely found in tissue samples. Because proteins expressed by rarely expressed genes, such as EPO, are more effective in small quantities than proteins expressed by highly expressed genes, they represent attractive candidates for potential therapeutic products.

   Limitations of Prevailing Technologies

     Many biotechnology companies historically have been involved in the search for genes that encode proteins with functions known to have commercial value. Information from traditional genetics and molecular biology provides clues about where to look for these genes, but the rate at which these genes can be identified from this information is limited. The large market potential for gene products led to the initiation of the Human Genome Project by the United States government and to the formation of genomics companies. Given the volume of sequence information in the human genome, genomics companies have focused on partially sequencing human DNA that contains genes that encode proteins (approximately 10% of all human DNA).

     To date, genomics companies have relied primarily on gel-sequencing technology to identify genes and obtain sequence information. Gel sequencing involves the production of multiple DNA copies, each of which is successively shorter by one base. The last base of each copy is labeled with a fluorescent tag to identify it as an A, T, C or G. The copies are then introduced into a gel sequencer that uses an electrical field to move the labeled copies through a gel. The copies move through the gel at different rates, with shorter copies moving faster than longer copies. The gel must be run for several hours to separate the copies sufficiently to be read by a detector which identifies the end base as an A, T, C or G as the copies move through the detector. The sequence of the successive readouts represents the sequence of the DNA sample. Because the readouts generated by this process may yield ambiguous information, the gel may be run several times to ensure complete accuracy. If a technician cannot resolve an ambiguity, the process is repeated and may require additional treatment of the DNA sample.

     Genomics companies use gel sequencing primarily to generate short sequences, known as expressed sequence tags ("ESTs"), which assist in gene identification. In producing ESTs, portions of mRNA sequences from tissue samples are first copied into a form of DNA called complementary DNA ("cDNA"). An EST is then obtained by sequencing an end of the cDNA, thereby "tagging" the cDNA. As a result, the EST is only a partial sequence of one end of a partial copy of an mRNA. To identify new genes, genomics companies produce large numbers of ESTs and collect them into databases. The ESTs are then compared to sequences of known genes to determine whether a new gene may have been identified. While gel sequencing and ESTs have generated higher volumes of gene sequence information than other prevailing technologies, these technologies are relatively labor intensive and time consuming, creating limitations in throughput, flexibility of applications, accuracy and cost.


THE HYSEQ DNA ARRAY SOLUTION

     The Company believes that the ability of its HyX Platform to process millions of samples per month and sequence billions of bases per year represents a fundamental advance in performing genomic experimentation, gene discovery, gene function analyses and diagnostic testing in commercial-scale volumes. The Company believes that its HyX Platform, which utilizes the Company's proprietary SBH technology as its foundation, generates higher gene sequence throughput with greater analytical flexibility and accuracy and lower cost than prevailing technologies. The HyX Platform includes (i) a comprehensive set of labeled DNA probes; (ii) DNA arrays of samples and probes; (iii) three software-driven modules comprising software and a specific configuration of platform hardware, which enable user-driven DNA probe selection to customize the level and type of analysis; (iv) industrial robots for screening DNA probes against DNA samples; and (v) bioinformatic software to manage and analyze genetic information. The HyX Platform's software-driven modules include:

          Gene Discovery Module: The Company's Gene Discovery Module is designed to screen or sequence large numbers of human DNA samples (typically 50,000 samples per batch) for correlation and comparison of such sequences in gene discovery and genomic experimentation. The information generated by the Gene Discovery Module is stored in the Company's proprietary HyGenomics Database, which the Company believes is the largest partial human gene sequence database in the world. This module is being used internally to identify proprietary gene-based therapeutic candidates in the central nervous system, cardiovascular and infectious disease areas and therapeutic product candidates that impact cell receptors. The Company is collaborating with UCSF to identify genes that may have important roles in the development of cardiovascular and related disease. Under the agreement, UCSF researchers are collecting DNA samples from 20,000 genetically diverse individuals. Many of these samples include results from angiogram, ultrasound and biochemical tests, allowing a direct comparison of genetic information with clinical histories. The Company believes this will be the largest population genetic and pharmacogenomic project in terms of amount of sequence data generated to thoroughly understand the roles of genes, gene mutations and polymorphisms that may lead to diseases of the cardiovascular system. Hyseq has the exclusive rights from UCSF to commercialize the proprietary databases derived from this collaboration. The Company also has an exclusive collaboration with Chiron to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors. The Company has analyzed more than 1,500,000 DNA samples for Chiron under the agreement. The collaboration has resulted in the filing of patent applications on more than 2,200 gene discoveries to date

          HyGnostics Module: The Company's HyGnostics Module is designed to screen or sequence small to medium numbers of DNA samples (typically, 10 to 1,000 samples per batch) for applications, including polymorphism and population genetics studies and DNA testing of genetic and infectious disease and cancer. In a blind test conducted by SmithKline Beecham Clinical Laboratories, Inc., and reported on by the Company and the Department of Molecular Diagnostics of SmithKline Beecham Pharmaceutical Co. in the January 1998 issue of Nature Biotechnology, the HyGnostics Module was 100% accurate and met or exceeded all requirements for sensitivity, cost, speed, correct heterozygote sequencing, reproducibility and temperature range.

          HyChip Module: The Company's HyChip Module is designed to screen or sequence DNA samples in a single reaction with a capacity ranging from the detection of single base mutations through the sequencing of entire viral genomes. The Company is presently using the HyChip Module internally for research applications. The Company has an exclusive collaboration with Perkin-Elmer to co-develop and commercialize gene-sequencing systems targeted at specific DNA research and diagnostic applications utilizing HyChip products and Perkin-Elmer's life science system capabilities. The Company has conducted tests on its HyChip Module in which a set of probes capable of complete sequencing of all mutations was applied to samples of the HIV genome, which the Company believes is the first time such capacity has been demonstrated. The HyChip Module also has the capacity to sequence 64,000 bases in one reaction, which the Company believes is the greatest amount of DNA sequencing capacity demonstrated to date.

     The Company believes that its HyX Platform represents a significant advance in analyses such as gene identification, expression level determination, gene interaction studies, polymorphism screening, diagnostic testing and genetic mapping. As indicated in the chart below, the analyses performed on the modules of the HyX Platform generate information for the HyGenomics Database, which the Company intends to utilize independently and with collaboration partners to develop potential therapeutic product candidates and diagnostics tests.


ADVANTAGES OF THE HYX PLATFORM

   Higher Throughput

     Ability to Obtain More Gene Targets for Monogenic and Polygenic Diseases. Researchers have focused primarily on identifying single genes that may be involved in a disease due to throughput limitations of prevailing technologies. While this may be an effective approach to understanding monogenic disorders in which one gene is the predominant cause of a disease, most diseases are believed to be polygenic. The Company believes that the Hyseq gene sequencing approach provides researchers with the first industrial-scale tool for comprehensively analyzing gene identities and expression levels in a cell or tissue. Similarly, effective gene interaction studies that identify genes involved in polygenic diseases under various conditions require the ability to process millions of cDNAs. The HyX Platform's Gene Discovery Module has achieved, on a single production line, a DNA analysis rate of more than 1,000,000 DNA samples per month. The Company believes that this high capacity gives it an advantage in performing effective gene identification and gene interaction studies, which are required to obtain gene targets on an industrial scale. The Company believes that these capabilities enhance the ability of researchers to focus on multiple genes involved in a disease.

     Ability to Effectively Conduct Polymorphism Screening. Genes correlated with disease may be sequenced to identify polymorphisms in an attempt to understand what significance, if any, mutations may have. Polymorphism screening for such polygenic diseases typically involves sequencing many genes, some or all of which may be thousands of bases in length, from thousands of healthy and diseased individuals. An understanding of polygenic disease also requires analysis of gene interactions that cause or affect the disease. The Company believes that effective polymorphism screening, which is an element of genomic experimentation and diagnostic testing, requires the ability to sequence billions of bases per year. The Hyseq Gene Discovery Module presently can analyze batches of approximately 50,000 DNA samples that can be 1,000 bases in length each (up to approximately 50,000,000 total bases per batch).

     Identification of Rarely Expressed Genes. Scientists believe that rarely expressed genes encode regulatory proteins of all kinds, including receptors and hormones. Because rarely expressed genes are represented by far fewer copies of mRNA in a given tissue sample than highly expressed genes, large numbers of cDNAs may have to be analyzed before the cDNA of a rarely expressed gene is found. The Company believes that its high throughput significantly enhances its ability to analyze the large number of cDNAs necessary to find rarely expressed genes. Out of the hundreds of thousands of mRNAs present in a typical tissue sample, only a few copies of mRNA for rarely expressed genes are present. The Hyseq Gene Discovery Module is capable of identifying a copy of mRNA that appears only once per cell in such a tissue sample.

     Diagnostics. A gene involved in a disease like cystic fibrosis may be thousands of bases long and can contain disease-causing mutations at any one or more of hundreds of locations. Accurately diagnosing such a disease can often depend upon complete sequencing of the gene. Moreover, accurately diagnosing polygenic diseases such as diabetes may require sequencing of several genes. The Company's HyGnostics Module can completely sequence genes such that all mutations are identified. The high throughput of the HyGnostics Module also allows many genes from the same sample to be sequenced in a single batch, thereby facilitating diagnosis of polygenic disorders. The Company believes that these features make the HyGnostics Module particularly useful in commercial-scale diagnostic applications.

   Greater Flexibility

     Functional Analyses. The Company believes that determining a gene's function is a critical step in patenting and commercializing a gene or gene product. The Company believes that the flexibility of the Hyseq Gene Discovery Module, which allows researchers to obtain the appropriate level of functional information from motifs, gene expression studies and complete sequences, is expected to accelerate the characterization of function. Unlike prevailing technologies, the HyX Platform's ability to sequence genes at multiple levels of completeness makes it appropriate for a large number of therapeutic and diagnostic applications. Using software commands, the level of completeness can be adjusted from intermittent sequencing for gene identification and expression level determination to partial sequencing for motif searches to complete sequencing for diagnostics. For example, in scanning sequences associated with a growth factor function, the Company can screen millions of DNA samples for the presence of a growth factor motif without completely sequencing the samples.

     Expansion of Diagnostics Applications. The flexibility of the HyGnostics Module is derived from simple software commands that allow the user to rapidly add new DNA tests or new mutations to existing tests on one platform with one set of supplies, rather than using systems supplied by multiple vendors. This one-platform approach enables the user to screen for mutations and sequence the identified mutation on a single platform and enables the user to introduce new tests in response to market demand. Unlike biochip approaches which are test-specific and require development of a new biochip for each modification or for each new test, the HyGnostics Module's software allows the user to perform multiple tests for multiple targets (e.g., both the CF gene and HIV) in one batch without any hardware or biochip modifications.

   High Degree of Accuracy

     The Company believes that SBH is highly accurate because SBH technology compiles multiple overlapping sequences of bases for each DNA sample, thereby providing multiple verifications of each base in a sequence in one run as opposed to the three to eight runs typically required for comparable accuracy in gel sequencing. Accuracy is critical in patenting genes because a patent claim containing inaccurate sequence information can nullify the protection intended by the patent. In diagnostics, accuracy is critical to avoiding misdiagnoses and possible injury to patients. Based in part upon a blind test conducted by SmithKline Beecham, the Company believes that its Gene Discovery and HyGnostics Modules produce complete sequences with significantly better accuracy per run than gel sequencing. Additionally, the Company's HyGnostics and HyChip Modules can accurately sequence mutations in the form of insertions or deletions of bases. See "--Technology."

   Greater Cost Effectiveness

     Based on the Company's cost and cost information for gel sequencing reported in commercial and scientific publications, the Company believes that it can identify genes and produce complete DNA sequences at a lower cost than gel sequencing. Overall, the Hyseq modules require less labor than gel sequencing, in part because of the elimination of multiple steps involved in sample preparation and interpretation. Hyseq can analyze approximately twice the amount of DNA bases per sample in batches containing, on average, over 1,000 times the total number of bases per batch as gel sequencing. Moreover, the Company's modules can sequence DNA samples significantly faster per batch than current gel sequencers.


STRATEGY

     Hyseq's strategy is to engage in large-scale gene discovery and to utilize collaborations to facilitate development and commercialization activities. Hyseq believes that this research- and partner-driven approach may create significant operational and financial advantages for the Company and accelerate commercial development of new therapeutic and diagnostic products. The following are key elements of the Company's strategy.

   Therapeutics

     Discover Gene-Based Pharmaceutical Candidates and Commercialize Them Through Collaboration Partners. Hyseq presently is concentrating on generating proprietary product candidates in areas where a gene sequence can be directly used in manufacturing pharmaceuticals. Products may include therapeutic proteins and gene therapy and diagnostic product candidates that the Company intends to transfer to collaboration partners for bioassays, protein expression, regulatory review, manufacturing and marketing. The Company is focusing initially on candidates that affect cell receptors and certain central nervous system, cardiovascular and infectious diseases.

     Establish Collaborations for Disease-Specific Programs. The Company is pursuing selected collaborations with pharmaceutical and biotechnology companies to discover, develop and commercialize new product candidates in narrowly defined disease categories. The Company seeks collaboration partners with expertise in expression, bioassays, preclinical and clinical regulatory review and marketing. To enhance profitability in the near term, the Company intends to seek revenues in the form of up-front and milestone payments and database access fees. To enhance revenues in the long term, the Company intends to seek royalties on sales of products resulting from the collaborations. The Company has an exclusive collaboration with Chiron to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors. The Company also is collaborating with UCSF to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Hyseq has the exclusive rights from UCSF to commercialize the proprietary databases derived from this collaboration. See "--Collaborative and Other Arrangements--Chiron Corporation," regarding the Company's collaboration with Chiron and UCSF.

     Implement Commercial-Scale Genomic Experimentation. The Company believes that the ability of its HyX Platform to process millions of samples per year and sequence billions of bases per year represents a fundamental advance in DNA sequencing analysis that enables genomic experimentation in commercial-scale volumes. Hyseq's strategy is to leverage this genomic experimentation capacity by screening large numbers of samples for expression levels from cells under various conditions in order to correlate disease conditions with genetic changes and by large-scale partial sequencing of samples to find disease-related polymorphisms. The Company believes that the resultant rapid expansion of its HyGenomics Database will provide the Company and its collaboration partners a competitive advantage in patenting and commercializing gene-based pharmaceutical products.

     Diagnostics

     Commercialize HyChip Products Through Collaborations. Hyseq presently is using the HyChip Module internally for a variety of research applications. The Company has identified numerous diagnostic and research applications that require sequencing large amounts of DNA per sample, including sequencing of entire viral genomes. The Company is collaborating with Perkin-Elmer to co-develop and commercialize gene sequencing systems utilizing HyChip products targeted at specific DNA research and diagnostic applications. The Company believes Perkin-Elmer's expertise in designing, manufacturing and marketing scientific instruments for research and diagnostics will allow the Company to significantly accelerate HyChip product development and commercialization. The Company and Perkin-Elmer intend to market HyChip systems so as to receive revenues from sales of HyChip systems and from royalties on products discovered using HyChip products. See "--Collaborative and Other Arrangements."


TECHNOLOGY

   The HyX Platform

     The HyX Platform combines the Company's DNA array technology with software-driven flexibility for therapeutic candidate discovery and diagnostic testing. The HyX Platform, which utilizes the Company's proprietary SBH technology as its foundation, provides a range of genomic applications on one integrated platform, including gene identification, expression level determination, gene interaction studies, polymorphism screening, diagnostic testing and genetic mapping. The HyX Platform includes (i) a comprehensive set of labeled DNA probes; (ii) DNA arrays of samples and probes; (iii) three software-driven modules comprising software and a specific configuration of platform hardware, which enable user-driven probe selection to customize the level and type of analysis; (iv) industrial robots for screening DNA probes against DNA samples; and (v) bioinformatic software to manage and analyze genetic information. The Company's Gene Discovery Module is designed for discovery and functional analysis of potential therapeutic product candidates. The Company's HyGnostics Module and HyChip Module are being used internally for research applications and are being developed for commercial applications targeted at specific DNA research and diagnostics. The Company purchases the probe, computer and robot components of the HyX Platform from outside vendors. All components are available from multiple vendors. See also "--Licensed Technology."

   SBH Technology

     In the versions of SBH technology presently used by the Company, DNA sequences are determined by "hybridizing" or binding labeled DNA probes (short fragments of chemically tagged DNA which have known sequences) to DNA samples. Using Hyseq's proprietary software, labeled DNA probes are selected from the Company's comprehensive set of DNA probes and screened against DNA samples. The labeled probes used on a given DNA array are selected and applied in a highly automated and proprietary software-controlled process, giving users flexibility in directing the type and level of analysis to be performed. Each labeled probe binds to segments of a DNA sample that have matching or "complementary" sequences. Upon completion of the hybridization process, the sequences of the labeled probes that bind to the sample are overlapped to form columns of identical bases. Reading the base in each column, Hyseq's proprietary bioinformatics then assembles a DNA sample's sequence. The redundancy created by overlapping multiple DNA probes generates highly accurate DNA sequence information. The DNA sequence information from the sample enables the Company to track a gene's role and activity in disease conditions and, hence, to evaluate the gene as a potential therapeutic or diagnostic product candidate.

   DNA Arrays

     The HyX Platform uses industrial robots to print DNA arrays onto substrates such as glass, plastic or paper. The HyX Platform presently uses two types of DNA arrays: (i) DNA sample arrays with unknown sequences in its Gene Discovery and HyGnostics Modules; and (ii) DNA probe arrays with known sequences in its HyChip Module, to which a sample and one or more labeled probes are applied. Tissue samples, such as blood or biopsy tissues, are prepared by using standard biochemical methods for use with any of the Company's DNA arrays.

     Gene Discovery Arrays. The Gene Discovery array is designed to identify, map and sequence large numbers of DNA samples within genomes and to correlate and compare such sequences in gene discovery. The Gene Discovery Module robotically prints an array of 50,000 DNA samples and then applies a labeled probe or a set of probes of known sequence to each array. After washing the array to remove unbound probes and determining which known probes have hybridized to the DNA sample, an SBH process assembles the sequence of that sample. The Company is using this type of array in generating proprietary product candidates that affect cell receptors or that are candidates in disease categories including certain cancer, central nervous system, cardiovascular and infectious diseases.

     HyGnostics Arrays. The HyGnostics array is designed to perform complete sequencing of small to medium numbers of DNA samples. The HyGnostics Module robotically prints duplicate arrays of 10 to 1,000 DNA samples, with each array being printed inside a square of a grid that prevents fluid leakage from one square to another, and then applies a labeled probe or set of probes to each array. After washing the arrays, the known sequence of any labeled probe that binds to a sample in the array is used in an SBH process to assemble the sequence of that sample. The HyGnostics Module is being used internally for polymorphism, genetic and pharmacogenomic applications. The HyGnostics Module also has applications in DNA testing of genetic and infectious disease and cancer.

     HyChip Arrays. The HyChip array is designed for gene discovery and diagnostic applications that require analysis of DNA samples in a range of lengths, from detecting single base mutation to the sequencing of entire viral genomes. The HyChip Module robotically prints duplicate arrays of different unlabeled DNA probes on a substrate (the "chip" component of the HyChip Module). The sequence of each unlabeled probe is known for each point in the array. A DNA sample, a labeled probe or set of probes and a chemical linking agent are applied to each array. The sample then hybridizes to a substrate-bound unlabeled probe and a free-floating labeled probe. The two probes hybridize to the sample end-to-end and are bound together by the chemical agent. After washing the arrays, the combined known sequences of the labeled probe and the unlabeled probe to which it is linked are used in an SBH process to assemble the sequence of the sample. The HyChip Module currently is being used internally for research applications, while being developed for commercial applications, including applications for testing of genetic and infectious disease and cancer.

   Probe Selection

     Hyseq's proprietary probe selection software gives users the flexibility to select any combination of probes tailored for a given sample or genomic application. For example, a technician can select the Gene Discovery Module motif-searching application or the HyGnostics Module for complete sequencing. The technician's selection is transmitted to an industrial robot that locates appropriate probes from Hyseq's comprehensive collection of labeled probes and then pipettes selected probes into multi-well plastic plates. By comparison, other biochip approaches require hardware changes, in some cases including design and retooling to manufacture new hardware, in order to switch among applications.

   Instrumentation

     The multi-well plastic plate with the selected probes and one of the Company's sample-containing DNA arrays are introduced into a proprietary robotic hybridization station. The hybridization station applies the labeled probes to the DNA array, incubates them for a programmed period of time and then washes the unbound probes away. The DNA array with bound labeled probes is transferred to a reader that detects the labeled probes' locations in the array and transmits the data through a local area workstation network for sequence assembly. The Company uses robots and readers with proprietary modifications for integration into the Company's HyX Platform.

   Bioinformatics

     The HyX Platform's sophisticated proprietary image analysis software can extract as much as 50,000 sequence information bits in less than three minutes. Data is stored in the Company's proprietary HyGenomics Database, which the Company believes is the largest human DNA sample database in the world. The Company believes that the HyGenomics Database's design facilitates commercial-scale genomic experimentation by providing capabilities for rapidly processing, storing, retrieving and analyzing biological information and for manipulating that information. The Company's proprietary software also performs similarity analyses for identifying identical or related gene samples, sequence motif identification, differential gene expression analysis and sequence assembly. The Company's bioinformatics software allows it to analyze and compare SBH and other data in the proprietary HyGenomics Database.

APPLICATIONS OF THE HYX PLATFORM

   Therapeutics

     Gene Discovery. To identify the best potential therapeutic and diagnostic product candidates, the Company is analyzing selected human tissues to discover disease-related human genes and their functions. In addition to screening for highly expressed genes, the Company is focusing on screening for rarely expressed genes in these tissues. By obtaining information about the degree to which a small number of probes hybridize to a cDNA, the HyX Platform generates a unique intermittent partial sequence called a "signature" for that cDNA. The Company uses signatures for identifying genes and for characterizing their functions. Because the signatures are spread throughout the cDNA, and not just at its end as is the case with ESTs, the Company believes that the signature process is more accurate than the EST process in determining the identity of a cDNA and, as a result, whether it represents a known or new gene. By comparing such signatures, the number of identical, similar and different cDNAs can be determined and inventoried. The Company has achieved, on a single production line, a DNA analysis rate of more than 1,000,000 DNA samples per month.

     Expression Monitoring. The relative gene expression levels corresponding to cDNAs can be determined by comparing the number of copies of each signature found in collections of cDNA samples such as those obtained from diseased and normal tissues or before and after drug administration. Hyseq's signature analysis differs from other technologies in that it can provide both sequence identity and expression level information in one analysis on a single platform. Furthermore, unlike other approaches, expression levels of all expressed genes can be determined. The Company believes that its high-throughput screening of large DNA sample libraries may enable it to determine a gene's function by examining the gene's pattern of expression. For example, a gene expressed in the human prostate during the early stages of cancer, but not expressed in other tissues or at other times, may be a marker for the cancer and may provide insights into the biological mechanism of the cancer. The Company currently is analyzing hundreds of thousands of DNA samples from a number of tissue types to determine relative gene expression levels.

     HyGenomics Database. The Company compiles DNA sequence information generated by its modules in its HyGenomics Database where the information is compared against other sequences in the database and sequences of known genes and proteins in public databases. The Company believes that information generated by these comparative analyses may facilitate the development of potential therapeutic products and diagnostic tests. The Company intends to collaborate with collaboration partners to develop products based on genetic information in its HyGenomics Database. The Company believes that its proprietary HyGenomics Database of partial human gene sequences is the largest such database in the world.

     Polymorphism Screening and Pharmacogenomics. By correlating a polymorphism with a specific condition, polymorphism screening can be used to determine the significance of gene regions to the function of the gene as a whole. This correlation assists in targeting pharmaceuticals to appropriate regions of gene products (e.g., to a binding site of a receptor). In a polymorphism study, the more types of sequences that are screened, the more information regarding variability is obtained. Pharmacogenomic analysis identifies individual patients who benefit from specific drugs in a safe and efficient way. Hyseq's high-throughput Gene Discovery Module is designed to sequence tens of thousands of samples simultaneously. The Company believes that conducting a successful polymorphism or pharmacogenomic sequencing study requires the ability to sequence billions of bases per year, which the HyX Platform can provide more cost-effectively than other technologies. The Company's collaboration with UCSF in cardiovascular and related diseases has been designed to capitalize on this high throughput capacity of the HyX Platform.

     Genetic Mapping. Genetic mapping is a method for linking diseases to particular genes by correlating the presence or absence on chromosomes of predetermined DNA sequences, known as markers, with a genetic trait. Researchers attempt to locate genes by using markers in conditions such as diabetes, asthma and cardiovascular disease. Tissue samples and histories from families with members who have the disease are analyzed by comparing the patterns of markers between healthy and diseased family members. A correlation of a marker with a disease indicates that a gene or genes involved in the disease is located near the marker. The more markers that are available, the more likely it will be that a disease will be correlated with at least one of these markers. The usual marker linkage process is labor intensive and requires significant computational capabilities. The Company believes that its ability to sequence and analyze billions of bases per year will generate substantial numbers of markers, including markers consisting of entire gene sequences, thus facilitating linkage of genes with disease.

   Diagnostics

     The Company believes that the ability of its DNA array technology to sequence DNA with a high level of accuracy broadens the scope of diagnostic applications of its HyGnostics Module and can provide diagnostic tests on a commercial scale more quickly and at a lower cost than other technologies. Hyseq currently is making available its HyGnostics Module for diagnostics testing of genetic and infectious disease and cancer primarily to clinical reference laboratories. In 1996, the Company's wholly owned subsidiary, Hyseq Diagnostics, Inc., and the Department of Molecular Diagnostics of SmithKline Beecham Pharmaceutical Co. completed a project relating to the accuracy of SBH for DNA and individual genomics in a blind test on the p53 gene. As reported in the January 1998 issue of Nature Biotechnology, the HyGnostics Module consistently sequenced base substitutions, mutations, insertions and deletions with 100% accuracy. Although the Company is making available the HyGnostics Module for commercial-scale diagnostic testing, it is expanding use of the HyGnostics Module for polymorphism and population genetic research while evaluating the optimal economics for diagnostics with respect to the roles of its the HyGnostics Module and HyChip Module. See "--Collaborative and Other Arrangements."

     Cancer. An estimated 1.35 million new cases of cancer will be diagnosed in 1997 in the United States and approximately 530,000 people will die from cancer in 1997. Colorectal, breast, prostate and lung cancer account for about half of all cancer diagnoses. The normal protein product of the p53 gene controls cell replication, but a mutation in the gene may contribute to the aggressive growth of some cancers, including colorectal, breast and bladder cancers. Mutations have been observed at more than 400 distinct sites in the p53 gene. Currently available antibody-based diagnostic tests detect accumulation of p53 gene products, but not gene mutations, and gel-sequencing methods are impractical because mutations occur over a large area requiring many gels to be processed. Other biochip approaches are reported to be under development for research purposes, but these approaches reportedly are unable to sequence certain types of mutations and therefore may be less reliable than gel sequencing. As a result, these methods have thus far been unable to provide a practical prediction of susceptibility to cancer or the rate of cancer progression, which would be valuable for determining an appropriate cancer therapy.

     The HyGnostics Module can apply any combination of its DNA sequence probes to determine the gene sequences of patient samples. In a blind test administered by SmithKline Beecham and designed to sequence p53 samples, the HyGnostics Module was 100% accurate and met or exceeded all requirements of the test for sensitivity, cost, speed, correct heterozygote sequencing, reproducibility and temperature range. The results were reproducible within and between runs. All types of mutations (substitutions, insertions and deletions) were correctly sequenced, generating no false positives or false negatives.

     Infectious Diseases. The Company believes that its proprietary DNA array technology has the potential to significantly improve the understanding of infectious diseases and thereby advance their diagnosis and treatment. Hyseq currently is using a version of the HyChip Module internally for research applications and is developing HyChip products for commercial applications with Perkin-Elmer. Over 3.1 million individuals worldwide were estimated to be infected with HIV in 1996. Approximately 75,000 individuals in the United States were diagnosed with AIDS in 1996. Mutations in the HIV genome have been correlated with the success of various therapies, and rapid mutation in the HIV genome is an indicator of progression of the disease. Using the HyChip Module, the Company has conducted tests in which it has scored all one million possible probes 10 bases in length on HIV sequence samples. The Company believes this is the first time that a set of probes capable of complete sequencing of all mutations has been reported to be applied to HIV sequence samples. In addition, complete SBH sequencing of HIV sequence samples has been performed on the HyGnostics Module using probes seven bases in length.

COLLABORATIVE AND OTHER ARRANGEMENTS

     Chiron Corporation. In May 1997, the Company entered into an exclusive collaboration with Chiron. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors. The collaboration has an initial term of three years and can be extended at Chiron's option for two additional two-year periods. Chiron paid a nonrefundable $1 million up-front licensing fee upon signing the agreement and guaranteed payment of a minimum of $8.5 million in the first year and $5.5 million in each of the two years thereafter in connection with the Company's research on Chiron tissue sample libraries. The agreement requires the Company to generate data at a specified level per year which, if not met, could result in the Company's breach of the agreement. Chiron has the exclusive right to commercialize any solid tumor-related products resulting from the collaboration. The Company will receive royalties on any such products. Pursuant to the terms of a stock purchase agreement, Chiron concurrently made an equity investment of $5.0 million in shares of the Company's Series B Preferred Stock which converted automatically to shares of Common Stock immediately prior to the completion of Hyseq's initial public offering (the "IPO"). Chiron also purchased shares of Common Stock directly from the Company concurrently with the IPO for an aggregate purchase price of $2.5 million. As of March 27, 1998, the collaboration has resulted in the filing of patent applications covering in excess of 2,200 gene discoveries. Hyseq retains rights in such gene discoveries outside the field of solid tumors.

     The Perkin-Elmer Corporation. In May 1997, the Company entered into an agreement with Perkin-Elmer to combine the Company's super chip technology and Perkin-Elmer's life science system capabilities to commercialize HyChip products (collectively, the "HyChip System"). Pursuant to the terms of the agreement, the Company is obligated to commit $5.0 million to further development of the Company's "chip" component of the HyChip System over the next two years, and Perkin-Elmer must commit certain funds to develop the overall system. As of December 31, 1997, Hyseq had spent approximately $2.0 million pursuant to the collaboration, of which amount $504,000 was reimbursed to the Company under its NIST grant. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to termination. The agreement contemplates that the design, development and manufacture of the HyChip "chip" will be under the direction of the Company, while design, development and manufacture of the system will be under the direction of Perkin-Elmer. HyChip products will be distributed through Perkin-Elmer's Applied Biosystems Division. In June 1997, Perkin-Elmer made an equity investment of $5.0 million in shares of the Company's Series B Preferred Stock which converted automatically to shares of Common Stock immediately prior to the completion of the Company's initial public offering. Perkin-Elmer also purchased shares of Common Stock directly from the Company concurrently with the IPO for an aggregate purchase price of $5.0 million.

     University of California San Francisco. In February 1998, the Company entered into an agreement with UCSF to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. The Company believes this will be the largest polymorphism and pharmacogenomic project in terms of amount of sequence data generated to thoroughly understand the roles of genes, gene mutations and polymorphisms that may lead to diseases of the cardiovascular system. Under the agreement, UCSF researchers are collecting DNA samples from 20,000 genetically diverse individuals. The Company believes an important component of the project is that many of these samples include results from angiogram, ultrasound and biochemical tests, allowing a direct comparison of genetic information with clinical histories. DNA samples will be sequenced and annotated and proprietary sequence databases owned by the Company will be created. The Company believes that the resulting information will create the largest cardiovascular polymorphism database with the potential to identify genetic traits in heart disease, hypertension and diabetes. Hyseq has the exclusive rights from UCSF to commercialize the proprietary sequence databases derived from this collaboration.

     The National Institute of Standards and Technology. In November 1994, the Company was awarded a three-year, $2.0 million grant from The National Institute of Standards and Technology ("NIST"). Funds received from NIST have been applied to develop the Company's super chip technology, which is being used in the HyChip Module. As of December 31, 1997, the Company had received a total of $2.0 million from NIST. Work under the NIST grant was completed at December 31, 1997 and there is no assurance that the Company will receive additional funding from NIST in the future.

See "--Licensed Technology."

     Conservation International, Inc. In February 1997, the Company entered into an agreement with Conservation International, Inc. ("CII"), an environmental conservation organization, to search for genetic products with commercial potential. Pursuant to the terms of the agreement, the Company will focus on initial areas of interest for further development with potential corporate partners, with the initial focus being on rain forest species. CII will provide research and other assistance in identifying potential products for consideration and has received an initial $30,000 payment from the Company for research relating to a specified product. The Company and potential corporate partners will be responsible for all costs of development. The Company believes that rain forest genetic information may be an important source of genetic variety for developing new drugs and agricultural products.


COMPETITION

     The Company believes that virtually all genes in the human genome will be identified within several years. However, the Company believes that determination of function, rather than identification, will be the primary driver of competition in genomics since function is a critical element in obtaining patent protection with respect to gene discovery and commercialization. The Company believes that its primary competitors in genomics are Human Genome Sciences, Inc. and Incyte Pharmaceuticals, Inc., which are using gel sequencers as part of their gene sequencing efforts. A number of other companies engage in, or have announced plans to engage in, gene discovery and have acquired, or could acquire, gel sequencers or other technologies, or may develop alternative procedures for gene sequencing. Such competitors may include major pharmaceutical and biotechnology firms and other companies, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying genes and determining their functions or developing products earlier than the Company or its current or future collaboration partners, obtaining patents and regulatory approvals for such products more rapidly than the Company or its current or future collaboration partners, or developing products that are more effective than those proposed to be developed by the Company or its collaboration partners.

     The Company believes that its ability to compete in genomics is dependent, in part, upon its ability to continue to improve the HyX Platform to permit more rapid identification of genes while improving its bioinformatics capacity for analyzing gene sequences and identifying the possible function of the genes sequenced. While the Company believes that its HyX Platform provides a significant competitive advantage, any one of the Company's competitors may discover and establish a patent position in one or more genes which the Company has identified and designated as a product candidate. Loss of its SBH patent rights also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages. Further, any potential products based on genes identified by the Company ultimately will face competition both from companies developing gene-based products and from companies developing other forms of treatment for diseases which may be caused by, or related to, genes identified by the Company. There can be no assurance that research and development by others will not render the products which the Company or its collaboration partners may develop, obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by the Company or its collaboration partners, or that any therapy developed by the Company or its collaboration partners will be preferred to any existing or newly developed technologies. Competition in this field is expected to intensify.

     In the area of diagnostics, the Company competes primarily with Affymetrix, Inc. ("Affymetrix"). See "--Litigation," regarding the Company's litigation against Affymetrix. Additionally, although the Company is collaborating with Perkin-Elmer to develop HyChip products for commercial applications, the Applied Biosystems division of Perkin-Elmer presently markets gel sequencers that are used by third parties to compete with the Company in gene discovery and diagnostics. The Company believes that its ability to compete in diagnostics will depend primarily upon its ability to demonstrate that the HyChip Module can provide higher levels of accuracy and a lower cost per test for clinical reference laboratories than other prevailing technologies. Additionally, although the Company believes that the ability of the HyChip Module to accommodate new tests through software modifications will be attractive to clinical reference laboratories, biochips such as those being marketed by Affymetrix may be competitive for certain applications. In addition, other commercial diagnostic products from competitors or other companies could adversely impact the Company's ability to market the HyChip products. See "Factors That May Impact Results--Competition."

PATENTS AND PROPRIETARY TECHNOLOGY

   Patent Rights Relating to Technology

     Hyseq holds five United States patents with claims covering the method of SBH. Hyseq also has pending several patent applications covering SBH technology and its applications in diagnostics, as well as applications covering apparatus and processes. If granted, these pending applications would provide supplementary protection in related areas of potential interest.

   Patent Rights Relating to Genes

     Hyseq intends to patent commercially relevant genes and ESTs obtained by SBH technology and, to date has filed for patent protection on more than 63,500 gene discoveries. The patenting of genes is a well recognized commercial practice in the United States. For example, hundreds of gene targets (not including many times that number of constructions containing genes) have been patented by others, including valuable human genes such as those encoding EPO (patent owned by Amgen, Inc.), granulocyte colony stimulating factor (patent owned by Amgen, Inc.), tissue plasminogen activator (patent owned by Genentech, Inc.), immune interferon (patent owned by Genentech, Inc.), interleukin-2 muteins (patent owned by Chiron) and leukocyte interferon (patent owned by Biogen, Inc.). Many more are claimed in patent applications, including patent applications filed by competitors such as Human Genome Sciences, Inc.

     There are certain court decisions indicating that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. In view of these court decisions, as well as the position of the United States Patent and Trademark Office (the "Patent Office") referred to below, the Company believes that there is significant risk that patents will not issue based on patent disclosures limited to partial gene sequences. Even if patents issue on the basis of partial gene sequences, there is uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. The Patent Office rejected patent claims contained in a patent application filed by the National Institutes of Health ("NIH") relating to partial gene sequence ESTs produced by conventional gel sequencing. The NIH elected not to appeal the decision. The application generated substantial controversy in the scientific community regarding the patentability of gene fragments and the full-length gene based on only partial sequencing of genes, particularly in cases where the biological function of the full-length gene is not identified. In practice, the way in which ESTs are generated by gel sequencing does not identify complete gene sequences nor are the ESTs readily correlated with the function of the product of the gene. The Company believes that SBH technology enables complete sequencing of genes more rapidly and cost effectively than other existing technologies. The Company also believes that SBH technology will facilitate correlation between gene sequences and gene functions. The Company therefore believes that it will take entities using gel sequencing significantly longer to obtain information about gene function for patenting gene sequences. Information about the function of the gene products provides the critical information for obtaining patents that Hyseq's competitors may lack. Hyseq believes that this information would be useful for satisfying the current requirements for obtaining patents on genes in the manner followed by the biotechnology companies over the past 10 years. See "Risk Factors--Dependence upon Proprietary Rights; Risks of Infringement."


LICENSED TECHNOLOGY

     In 1994, the Company acquired an exclusive license from Arch Development Corporation, a not-for-profit corporation affiliated with the University of Chicago that manages The Argonne National Laboratories ("Argonne"), to further develop and use certain SBH super chip improvements developed by one of the Company's chief scientists while he was at Argonne. The Company was required to spend a total of $2.5 million, directly or indirectly, through grants and other sources of funding, to the development of super chip improvements by June 30, 1998, which condition was satisfied during 1997. In addition, the Company began paying limited royalties commencing in July 1997. The Company has applied the proceeds of a three-year, $2.0 million NIST grant to development of the super chip technology. The Company's HyChip Module, which is being developed for commercial applications with Perkin-Elmer, utilizes the Company's super chip technology.

GOVERNMENT REGULATION

     The FDA regulates drugs, biologics and medical devices under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and premarket clearance or approval of products subject to regulation. The Company presently plans to develop drugs or biologicals only through collaborations with third parties who would be responsible for obtaining regulatory approval or clearance. Although the Company believes that its HyGnostics Module, as presently marketed, is not subject to regulation as a medical device, the FDA recently proposed regulations that may subject it to such regulation. The Company believes that HyChip products sold as diagnostic products will be subject to regulation as medical devices when commercial sales for clinical use commence. The Company may ultimately determine to pursue directly the development of therapeutic and other diagnostic products requiring regulatory approval or clearance.

     The Company believes that any pharmaceutical products that may be developed by or with a collaboration partner will be regulated by the FDA as drugs or biologicals. Additionally, any diagnostic products developed are likely to be regulated as medical devices or biologicals. The following is a discussion of the government regulation to which the Company or collaboration partners may become subject.

   FDA Regulation

    Approval of Therapeutic Products. Generally, in order to gain FDA pre-market approval, a company first must conduct pre-clinical studies in the laboratory and in animal model systems to identify safety problems and to gain preliminary information on an agent's efficacy. The results of these studies are submitted as a part of an Investigational New Drug Application ("IND"), which the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the collaboration partner or the Company will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases, which may overlap, and generally take two to five years, but may take longer to complete as a result of many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile or in the acquisition of sufficient supplies of clinical trial materials or adverse events occurring during the clinical trials. After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new drug, the collaboration partner or the Company will be required to file a New Drug Application ("NDA") and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. The Company or its collaboration partners also must demonstrate the approvability of a Biological License Application or a Product License Application as well as an Establishment License Application for biological products. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the collaboration partner or the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and are becoming more restrictive throughout the European Union.

     Regulatory approval or clearance could include significant limitations on the indicated uses for which a product could be marketed. The approval process is affected by a number of factors, including the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense or result in restrictions on the product, including withdrawal of the product from the market. In addition, the policies of the FDA may change, and additional regulations may be promulgated which could prevent or delay regulatory approval. There can be no assurance that any approval or clearance will be granted on a timely basis, if at all. In the event that a collaboration partner fails to receive FDA clearance for a therapeutic product, the Company may not receive revenues from the collaboration until some type of FDA approval is received, if at all.

     Approval of Diagnostic Products. In the United States, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits or equipment. Some clinical laboratories, however, purchase individual reagents intended for specific analyses, and, using those reagents, develop and prepare their own finished diagnostic tests. Although the FDA has not generally exercised regulatory authority over these individual reagents or the finished tests prepared from them by the clinical laboratories, the FDA has recently proposed a rule that, if adopted, would regulate reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under the Clinical Laboratory Improvement Amendments ("CLIA") as high-complexity laboratories. The Company intends to market its HyGnostics Module and tests which may be run on the module as well as diagnostic products primarily to clinical laboratories. The Company may market some diagnostic products such as its HyChip products, as finished tests or equipment and others as individual reagents; consequently, some or all of these products may be regulated as medical devices.

     The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a premarket notification clearance (known as a "510(k)") or premarket approval ("PMA"). Some of the Company's diagnostic products may be deemed to be medical devices and require a PMA or a 510(k). With respect to devices reviewed through the 510(k) process, a Company may not market a device until an order is issued by the FDA finding the product to be substantially equivalent to a legally marketed device known as a "predicate device." A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may (i) determine that the device is not substantially equivalent and require a PMA; or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of a company's products. If the FDA indicates that a PMA is required for any of the Company's diagnostic products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. FDA review of PMA applications routinely takes significantly longer than that of 510(k) applications.

     If the Company's diagnostics products are subject to FDA regulation, there can be no assurance that the Company will be able to meet the FDA's requirements or that any necessary approval will be received. Once granted, a 510(k) clearance or PMA may place substantial restrictions on how the device is marketed or to whom it may be sold. Even where a device is exempted from 510(k) clearance or PMA, the FDA may impose restrictions on its marketing. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are significant modifications of existing products. There can be no assurance that any necessary 510(k) clearance or PMA will be granted on a timely basis or at all. FDA imposed restrictions could limit the number of customers to whom particular products could be marketed or what may be communicated about particular products. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA could have a material adverse effect on the Company.

     Customers using the Company's diagnostic devices for clinical use in the United States may be regulated under the CLIA. CLIA is intended to ensure quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel, qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex"), and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using certain of the Company's diagnostic products. Therefore, there can be no assurances that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on the Company by limiting the potential market for diagnostic products.

     Post-Approval Requirements. Even if regulatory approvals for the Company's product candidates are obtained, the products and the facilities manufacturing the products are subject to continued review and periodic inspection. Each drug and device manufacturing establishment in the United States must be registered with the FDA. Domestic manufacturing establishments are subject to biannual inspections by the FDA and must comply with the FDA's current Good Manufacturing Practice ("cGMP") regulations. The Company also may be required to comply with standards prescribed by various other federal, state and local regulatory agencies in the United States as well regulatory agencies in other countries. In complying with cGMP regulations, manufacturers must expend funds, time and effort to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. The Company and its collaboration partners will need to comply with cGMP regulations to manufacture HyChip diagnostic products for sale to third parties.

     The FDA's cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company would be required to comply with the FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved drugs and devices from being marketed for uncleared or unapproved uses. In addition, drugs and medical device reporting regulations would require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its drugs or devices may have caused or contributed to a death or serious injury, or a medical device malfunction that has occurred would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, premarket clearance or premarket approval, withdrawal of approvals and criminal prosecution of the Company and employees.

   Environmental Regulation

     The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of hazardous materials such as p33, a low energy radioactive isotope used in labeling its probes and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

HUMAN RESOURCES

As of March 23, 1998, the Company had 169 full-time equivalent employees, including 149 scientists. Forty employees hold Ph.D.s or are M.D.s. No employees are represented by unions. The Company believes that relations with its employees are good.

FACTORS THAT MAY IMPACT RESULTS

     Unproven Ability to Commercialize Gene-Based Products. The Company's strategy of using its Gene Discovery Module to rapidly identify and characterize the function of a substantial number of genes and then selecting from those genes promising candidates to be used to develop therapeutic products and diagnostic products and tests is unproven. While other companies have adopted a similar strategy, the application of this strategy is in too early a stage to determine whether it can be successfully implemented. The Company's development efforts with respect to therapeutic product candidates and diagnostic tests are still in an early stage. Collaborations with the Company's current and future collaboration partners will require significant further research, development, testing and regulatory approvals by the Company and any such collaboration partners prior to market release of any therapeutic products or diagnostic tests developed. Even if the Company completely sequences a substantial number of genes, its success in marketing potential gene-based therapeutic product candidates and diagnostic tests will depend upon its ability to determine which of those genes have potential value and to select an appropriate commercialization strategy for each potential product it chooses to pursue. To select those genes that are suitable for further research and development, the Company will need to expend significant time and resources isolating and sequencing the genes and analyzing them to determine their function. There can be no assurance that the Company will be able to successfully develop therapeutic product candidates that will be of commercial interest to current or future collaboration partners, nor can there be any assurance that therapeutic product candidates or diagnostic tests identified for any such collaboration partners would result in the development of commercially viable products.

     To date, only a limited number of gene-based products have been developed and commercialized, and none have been developed or commercialized by the Company. Even if the Company identifies a gene and determines its function, the Company or a collaboration partner may not be able to develop a commercially feasible product based on the gene. The development of therapeutic product candidates and diagnostic tests will be subject to risks of failure inherent in the development of products based on new technologies, including the possibilities that therapeutic product candidates will be found toxic, defective, unreliable or otherwise fail to receive necessary regulatory clearance; such products will be difficult to manufacture on a large scale or uneconomical to market; proprietary rights of others will preclude marketing of the Company's products; or products of third parties will be superior. Certain areas of gene-based discovery that may be pursued by the Company under current and future collaborative arrangements, including gene therapy, involve new technologies, and existing data on the safety and efficacy of these technologies is very limited. At present, no commercial products have been developed from these technologies. Several significant scientific challenges must be addressed before the therapeutic potential of these technologies can be realized. Even if the Company and its collaboration partners are successful in developing a therapeutic product, it would be a number of years before such products could reach the market. The failure to successfully commercialize products based on Company-discovered genes would have a material adverse effect on the Company's business, financial condition and operating results.

     Dependence upon Collaborative Arrangements. The Company presently plans to develop therapeutic product candidates and diagnostic products and tests only through collaborative arrangements with collaboration partners who would be responsible for obtaining regulatory approval or clearance. As a result, the Company's strategy for commercialization of such products relies substantially upon arrangements with current and future collaboration partners and licensees. There can be no assurance that the Company will be able to maintain existing collaborations or obtain additional collaboration partners, or that they will be on terms favorable to the Company. The Company has only a limited internal sales and marketing organization, and, with the exception of the HyGnostics(TM) Module, which the Company makes available directly, Hyseq will rely primarily on collaboration partners or licensees or on arrangements with others to market its products domestically and internationally. To the extent the Company can establish additional collaborations, the Company will be partially dependent upon the subsequent success of these collaboration partners in performing their responsibilities. There can be no assurance that any current or future collaborations will ultimately succeed in obtaining commercially viable products. There can be no assurance that these efforts or any products, if approved, will gain market acceptance. Significant time may be required to secure additional collaboration partners because of the need to effectively sell the benefits of the Company's technology to a variety of constituencies within future collaboration partners, including research and development personnel and top management. In addition, each collaborative arrangement will involve the negotiation of terms that may be unique to each collaboration partner. The Company may expend substantial funds and management effort with no assurance that a collaboration will result. Finally, there can be no assurance that the Company's collaboration partners will not adopt alternative technologies or develop alternative products either on their own or in collaboration with others including the Company's competitors. The failure to enter into and successfully maintain collaborative arrangements would have a material adverse effect on the Company's business, financial condition and operating results.

     Uncertainties Related to Certain Technological Approaches. The Company's HyGnostics(TM) Module, which is used for DNA testing of genetic and infectious diseases and cancer, has only been made available as a module since 1996. There can be no assurance that additional improvements or modifications will not be necessary before the

HyGnostics(TM) Module gains market acceptance, if at all. In addition, the Company's HyChip(TM) Module, which is being used internally for research applications in genomics and DNA testing, is under development for commercial applications. As the HyChip(TM) Module undergoes further development, there can be no assurance that previously unknown problems will not emerge or that, if they do emerge, they can be solved. There also can be no assurance that improvements in the HyChip(TM) Module or related products necessary for successful commercialization will be achieved by the Company or by its collaboration partner, The Perkin-Elmer Corporation ("Perkin-Elmer"), which is developing the overall system with the Company. Further, the HyChip(TM) Module and related products and the Company's Gene Discovery and HyGnostics(TM) Modules will need to compete against well-established technologies and enhancements to such technologies for analyzing genes and performing diagnostics. The impact of these uncertainties is difficult to predict and could have a material adverse effect on the Company's business, financial condition and operating results.

     Limited History of Operations, History of Losses and Uncertainty of Future Profitability. The Company commenced operations in the fourth quarter of 1994. There is limited historical information available upon which an investor can base an evaluation of an investment in the Company. For the years ended December 31, 1997, 1996 and 1995, the Company had net losses of $6.5 million, $4.8 million, and $601,000, respectively, and as of December 31, 1997, the Company had an accumulated deficit of $14.8 million. Expansion of the Company's HyGenomics(TM) Database and marketing activities with respect to its HyGnostics(TM) Module, together with the development of therapeutic product candidates and diagnostic products and tests and development of the HyChip(TM) Module and related products, will require substantial increases in expenditures over the next several years. As a result, the Company currently expects to incur operating losses at least through 1999, and the Company may never achieve significant revenues or profitable operations. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays, many of which are beyond the Company's control, frequently encountered in connection with the formation of a new business, development and commercialization of new products, and the utilization of new technology.

     Competition. There is a finite number of genes (estimated by the Company to be approximately 150,000 genes) in the human genome. A significant number of such genes have been identified by the Company and others conducting genomic research, and the Company believes that virtually all genes will be identified within the next several years. To date, relatively few gene-based products with significant commercial potential have been announced. While the Company's goal has been to identify, establish the utility of and ultimately patent as many genes as it can as rapidly as possible, the Company continues to face substantial competition in these efforts from entities using gel sequencers and other methods to discover genes. The Company believes that its primary competitors in genomics are Human Genome Sciences, Inc. and Incyte Pharmaceuticals, Inc., which are using gel sequencers as part of their gene sequencing efforts. Research to identify genes is also being conducted by various institutes and by United States and foreign government-financed programs, which in some cases may be competitive with the Company. A number of other companies also have announced plans to engage in gene discovery using gel sequencers and may develop other procedures for automated sequencing of genes. In addition, certain of the Company's collaboration partners could, in the future, become competitors. As a result, any one or more of these companies or other entities may discover and establish, before the Company, a patent position in one or more genes that the Company has identified. Any potential therapeutic products or diagnostic products or tests based on genes identified by the Company may face competition both from companies developing gene-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, genes identified by the Company. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

     The market for diagnostic products such as the HyGnostics(TM) Module and diagnostic tests derived from the Company's gene discovery efforts is currently limited and is expected to be highly competitive, low margin market. In the area of diagnostics, the Company competes primarily with Affymetrix, Inc. ("Affymetrix"). Additionally, the Applied Biosystems division of Perkin-Elmer presently markets gel sequencers that are used by third parties to compete with the Company in gene discovery and diagnostics. Many companies are developing and marketing DNA probe tests for genetic and other diseases. Other companies are conducting research on new technologies for diagnostic tests based on advances in genetic information. Established diagnostic companies have advantages over Hyseq, including greater financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Potential customers for the HyGnostics(TM) Module, including clinical reference laboratories, may have an existing base of instruments in several markets and therefore be unwilling to adopt the HyGnostics(TM) Module in lieu of existing instruments. Similarly, potential customers for

HyChip(TM) products, when introduced commercially, may already have existing instruments and therefore be unwilling to adopt HyChip(TM) products. In addition, some of these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

     Several of the Company's existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying genes or developing products earlier than the Company or its collaboration partners, obtaining approvals from the United States Food and Drug Administration (the "FDA") or other regulatory agencies for such products more rapidly than the Company or its collaboration partners, or developing products that are more effective than those proposed to be developed by the Company or its collaboration partners. Certain of these competitors may be further advanced than the Company in developing potential products that may compete with potential products of the Company. There can be no assurance that research and development by others will not render obsolete or non-competitive the products that the Company or its collaboration partners may seek to develop. In addition, loss of the Company's patent rights to SBH technology as a result of successful legal challenges could remove a legal obstacle to competitors in designing platforms with similar competitive advantages. The Company expects that competition in this field will intensify. A failure of the Company to adequately compete in its markets would have a material adverse effect on the Company's business, financial condition and operating results.

     Fluctuations in Operating Results. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, changes in the demand for the Company's products; the nature, size and timing of collaborative arrangements and products provided to or developed with the Company's current and future collaboration partners; changes in the research and development budgets of the Company's current and future collaboration partners; capital expenditures and other costs related to the expansion of the Company's operations; litigation and other costs associated with defending its proprietary rights; changes in government regulations; and the introduction of competitive technologies. Changes in the number of collaboration partners could have a significant effect on the Company's revenues and results of operations. If revenues in a particular period do not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The timing of revenues is difficult to forecast because the Company's revenue generation cycle could be relatively long and may depend on factors such as the size and scope of assignments and general economic conditions. The need for continued investment in development of the Company's products and for extensive ongoing support capabilities results in a high percentage of the Company's expenses being fixed. Accordingly, fluctuations in revenues and expenses due to a variation in the nature, number and timing of collaborative arrangements, particularly at or near the end of a quarter, can cause significant variations in operating results from quarter to quarter and could result in continued losses to the Company. Although the Company can adjust overhead expenditures to correspond to the number of active projects, it must maintain a certain level of overhead expenditures to continue operations. Quarterly comparisons of the Company's financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

     Dependence upon Proprietary Rights; Risks of Infringement. The Company owns certain proprietary information and expects to acquire additional proprietary information in the course of its research and development activities. There can be no assurance as to the breadth or the degree of protection that such proprietary information or patents or pending patent applications, if issued, will afford the Company. There also can be no assurance that issued patents and any future issued patents will ultimately be found valid and enforceable. There can be no assurance that any issued patents will provide protection against any competitors or will provide the Company with competitive advantages, nor can there be assurance that such patents will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products or, if patents are issued to the Company, will not design around such patents.

     Although the Company has sought or intends to timely seek international coverage for all patent applications filed since its inception in August 1992, the Company's rights in and to its three currently issued patents covering SBH technology extend only to the United States. Therefore, the Company is not currently able to prevent others from practicing the SBH process disclosed in the currently issued SBH patents outside of the United States. Although the Company intends to defend its patent rights to SBH technology, there can be no assurance that it will be successful in such endeavor. Three of the patents covering the Company's SBH technology are currently the subject of counterclaims by Affymetrix seeking declaratory relief that such patents are invalid or that Affymetrix does not infringe them. See "--Certain Litigation." Loss of its patent rights to SBH technology could remove a legal obstacle to competitors in designing platforms with similar competitive advantages. There can be no assurance that others will not develop substantially equivalent know-how or otherwise obtain access to Company know-how, or that others will not infringe the Company's patents, causing the Company to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights.

     The Company's long-term commercial success may depend in part on the ability of the Company or its collaboration partners to obtain patent protection on genes that the Company discovers. The Company intends to seek patent protection for genes that it completely sequences as well as patent protection for selected partial gene sequences. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office (the "Patent Office"). No consistent legislative or other policy has yet emerged regarding the breadth of claims covered in biotechnology patents, and there also have been proposals for review of the appropriateness of patents on genes and partial gene sequences.

     The Company's ability to obtain patent protection based on genes or partial gene sequences will depend, in part, upon identification of a function for the gene or gene sequences sufficient to meet the statutory requirement that an invention have utility, which is a question of fact. Clinical data may be required for issuance of patents for human therapeutics, which, if required, could delay, add substantial costs to or affect the ability to obtain patent protection. There can be no assurance that the Company's disclosures in its current or future patent applications will be sufficient to meet these requirements. Even if patents are issued, there may be current or future uncertainty as to the scope of the coverage or protection provided by any such patents. The Company cannot predict what issues may arise in connection with the Company's patent applications or the timing of the grant, if any, of patents with respect to genes or partial gene sequences covered by such patent applications.

     The Company also relies on trade secret protection for its confidential and proprietary information. Although the Company's policy is to enforce security measures to protect its assets, trade secrets are difficult to protect. While the Company requires all employees to enter into confidentiality agreements, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

     The Company may be required to obtain licenses to patents or other proprietary rights of others. There can be no assurance that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company or at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions and incur substantial costs while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Moreover, the Company could incur substantial costs and expend substantial personnel time in defending itself in any suits brought against the Company claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another party. Any of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

     Unproven Market for Genetic Testing. The Company's success in diagnostics will depend in large part upon its ability to obtain customers and the ability of these customers to properly market genetic tests performed with the Company's technology. Genetic tests, including those performed using the HyGnostics(TM) Module, may be difficult to interpret and may lead to misinformation or misdiagnosis. Even when a genetic test identifies the existence of a mutation in an individual, the interpretation of the result is often limited to the identification of a statistical probability that the tested individual will develop the disease or condition for which the test is performed. The prospect of broadly available genetic predisposition testing has raised societal and governmental concerns regarding the appropriate utilization and the confidentiality of information provided by such testing. Government authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions that could adversely effect the use of the Company's products. There can be no assurance that ethical concerns about genetic testing will not materially adversely effect market acceptance of the Company's technology for diagnostic applications, which could materially and adversely effect the Company's business, financial condition and operating results.

     Certain Litigation. On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW ENE, U.S.

District Court) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon these patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to these patents covering SBH technology. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes that it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. On December 9, 1997, the Company filed a second lawsuit against Affymetrix which alleges infringement by Affymetrix of the Company's patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97-4469 THE) ("Hyseq II"). Like the Company's first action against Affymetrix, this action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix was served with a summons and complaint in the Company's new case on December 9, 1997. Although Affymetrix's answer to this complaint was due to be filed by December 30, 1997, it did not file its Answer, Affirmative Defenses and Counterclaim until January 6, 1998 in violation of the Federal Rules of Civil Procedure. The Company has reserved all of its rights against Affymetrix for its failure to respond to the Company's complaint within the time allowed by rules of court. The counterclaim seeks a declaratory judgment of non-infringement, invalidity and/or unenforceability with respect to the patent covering SBH technology. On January 29, 1998 the Company filed a reply to the counterclaim in which it denied the allegations of non-infringement, invalidity and/or unenforceability. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claims. By order of Court, an initial case management conference will be held by the Court on March 27, 1998 at which time the Company expects that Hyseq I and Hyseq II will be consolidated for pre-trial discovery and possibly for trial. The Company may incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Affymetrix or others and there can be no assurance that the Company will be successful in asserting its patent rights. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages, which could have a material adverse effect on the Company's business, financial condition and operating results. See ---Item 3 "Legal Proceedings."

     Management of Growth. The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. Continued growth may place a significant strain on the Company's management and operations. In order to significantly increase capacity to remain competitive or satisfy the needs of current and future collaboration partners, the Company will be required to acquire additional equipment and supplies, upgrade software and adapt robotics and bioinformatics resources to meet increased sequencing rates. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and to attract, hire and retain skilled employees. The Company's success also will depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. Inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and operating results.

     Dependence on Key Personnel. Recruiting and retaining qualified scientific and other management personnel to perform research and development work is critical to Hyseq's success, and there can be no assurance that the Company will be able to attract and retain such qualified personnel. The Company employs and expects to rely heavily, for the foreseeable future, upon Dr. Radoje T. Drmanac and Dr. Radomir B. Crkvenjakov for their SBH technology expertise. Loss of the services of either Dr. Drmanac or Dr. Crkvenjakov would impede the achievement of its business and scientific objectives and could have a material adverse effect on the Company's business, financial condition and operating results. The Company's projected growth and expansion into activities requiring additional expertise, production and marketing also are expected to place increased demands upon the Company's resources and organization. These demands are expected to require the addition of new management and scientific personnel in the near term as well as over time. There can be no assurance that the Company will be able to attract and retain such qualified personnel.

     Uncertainty of Third-Party Reimbursement. The Company's ability to receive significant royalties from its products may depend on the ability of its collaboration partners or customers to obtain adequate levels of third-party reimbursement. Currently, availability of third-party reimbursement is limited and uncertain for genetic predisposition tests. In the United States, the cost of medical care is funded by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed device or diagnostic test has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The Company's ability to commercialize certain of its products successfully may depend on the extent to which appropriate reimbursement levels are obtained from authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence purchases of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for certain of the Company's diagnostics products. The cost containment measures that health care providers are instituting and the results of any health care reform may have a material adverse effect on the Company's business, financial condition and operating results.

      No Assurance of FDA Regulatory Approval; Government Regulation. The Company initially plans to collaborate on, manufacture and sell products through collaborative arrangements with third parties who will be responsible for obtaining regulatory approval or clearance. However, the Company may ultimately determine to pursue directly the development of certain therapeutic or diagnostic products requiring regulatory approval or clearance. Products such as those proposed to be developed by the Company or with collaboration partners typically will be subject to an extensive regulatory process by the FDA and comparable agencies in other countries. In order to obtain regulatory approval of a drug product, the Company or its collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses and that the manufacturing facilities are in compliance with current Good Manufacturing Practice ("cGMP") requirements. Although the Company believes it does not need to comply with cGMP with respect to the HyGnostics(TM) Module under current law, it may need to comply with cGMP if currently proposed legislative changes are adopted, and it will need to comply with cGMP with respect to its HyChip(TM) Module once HyChip(TM) products are available for commercial sale, if sold for clinical diagnostics. The Company or its collaboration partners also must demonstrate the approvability of a Biological License Application or a Product License Application and an Establishment License Application for any biological products. In order to market its HyGnostics(TM) Module and other diagnostic products, which may be considered to be medical devices, the Company or its collaboration partners will be required to receive 510(k) marketing clearance or Premarket Approval ("PMA") from the FDA for such products among other regulatory requirements. To obtain 510(k) marketing clearance, the Company must show that the diagnostic product is substantially equivalent to a legally marketed product not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain a PMA, the Company or its collaboration partners must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Clinical trials are normally done in three phases over two to five years, but may take longer to complete as a result of many factors, including slower than anticipated patient enrollment, difficulty in finding a sufficient number of patients fitting the appropriate trial profile, difficulty in the acquisition of sufficient supply of clinical trial materials or adverse events occurring during the trials. In the event the Company or its collaborators develop products classified as drugs, the Company and its collaborators will be required to obtain additional approvals.

     Moreover, several areas in which the Company or its collaboration partners may develop therapeutic products involve relatively new technology and have not been subject to extensive product testing in patients. Accordingly, the regulatory requirements governing such products and related clinical procedures are uncertain and such products may be subject to substantial additional review by various governmental regulatory authorities, which could prevent or delay regulatory approval. Regulatory requirements ultimately imposed in these areas could adversely affect the Company's ability to clinically test, manufacture or market products. No assurance can be given that any applicable regulations will not be amended, or that the Company will be able to comply with any new or modified regulations.

     The process of obtaining FDA and other required regulatory approvals and clearances is lengthy and will require the expenditure of substantial capital and resources. There can be no assurance that the Company will be able to obtain the necessary approvals and clearances. Moreover, if and when such approval or clearances are obtained, the marketing, distribution and manufacture of such products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, premarket clearance or premarket approval, withdrawal of approvals and criminal prosecution. If marketed outside the United States, the Company's therapeutic and diagnostic products will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country and are becoming more restrictive throughout the European Union. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources, and there can be no assurance that the Company or its collaboration partners will be successful in obtaining the necessary approvals. Any delay or failure by the Company or its collaboration partners to obtain regulatory approvals for its products would adversely affect the Company's ability to generate product and royalty revenues, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Need for Future Capital; Uncertainty of Additional Funding. While the Company believes that existing capital resources will be sufficient to support the Company's operations through 1999, depending upon the ability of the Company to develop additional collaborative arrangements, meet its budgeted expenditures for expansion of operations and market its HyGnostics(TM) Module, additional funds may be necessary sooner. There can be no assurance that additional funds will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may have to reduce substantially or eliminate expenditures for the development, production and marketing of certain of its proposed products, or obtain funds through arrangements with collaboration partners that require the Company to relinquish rights to certain of its technologies or products, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Possible Volatility of Stock Price. The Common Stock has been included for quotation on the Nasdaq National Market only since August 1997, and, as a result, the trading market for the Common Stock has been limited. There can be no assurance that an active trading market will develop and be sustained subsequent to this offering. The market price of the Common Stock may fluctuate substantially because of a variety of factors, including quarterly fluctuations in results of operations, adverse circumstances affecting the introduction or market acceptance of new products offered by the Company, announcements by competitors, developments in the Company's litigation proceedings, changes in earnings estimates by analysts, changes in accounting principles, sales of Common Stock by existing holders, loss of key personnel and other factors. In addition, the stock market in general, and the market for biotechnology and other life science stocks in particular, has historically been subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Use and Disposal of Hazardous Materials. The Company's operations require the controlled use of hazardous and radioactive materials. Although the Company believes that its safety procedures for handling such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risk of Natural Disaster. The Company's facilities are located in Sunnyvale, California. In the event that a fire or other natural disaster (such as an earthquake) prevents the Company from operating its production line, the Company's business, financial condition and operating results would be materially, adversely affected. The Company maintains earthquake coverage for its facility, but does not maintain such coverage for personal property or resulting business interruption.

ITEM 2.  PROPERTIES

The Company leases a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California, which serves as a production facility. The facility lease expires in November 1999 and requires base payments on average of approximately $12,300 per month, subject to standard pass-throughs and escalations. In 1997, the Company leased an additional 15,000 square feet of space at 575 Maude Court, Sunnyvale, California, which served as its administrative offices and as a research facility. The 575 Maude Court facility lease expires in September 1998 and requires base payments of $15,000 per month, subject to standard pass-throughs of approximately $1,700 per month. Effective March 24, 1998, the Company subleased this facility through the end of the lease period in September 1998. The Company will not renew the lease when it expires. The Company also has leased an additional 59,000 square feet of space at 675 Almanor to accommodate expected increases in operations and additional full-time employees. The Company began leasing approximately one-half of the space (approximately 29,000 square feet) in December 1997 and will lease the remaining space (approximately 30,000 square feet) once the existing tenant vacates the space which is expected to be in the late spring or summer of 1998. This lease expires on June 30, 2005 and has a five-year renewal option which, if exercised, would extend the lease to June 30, 2010. This facility lease requires payments of approximately $89,000 per month, once the entire 59,000 square feet is leased, subject to standard pass-throughs and escalations. In 1998, the Company expects to spend approximately $2.0 million to lease and expand laboratory and office facilities, approximately $2.0 million to acquire additional capital equipment and increase sequencing capacity, and approximately $2.0 million to construct a state-of-the-art HyChip product manufacturing capacity at the Company's new facility.

ITEM 3.  LEGAL PROCEEDINGS

     On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW ENE, U.S. District Court). On May 5, 1997, the Company filed an Amended Complaint. The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon these patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to these patents covering SBH technology. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. On August 1, 1997, an initial case management conference was held by the Court and a pre-trial schedule was entered by the Court. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions will be taken.

     On December 9, 1997, the Company filed a second lawsuit against Affymetrix which alleges infringement by Affymetrix of the Company's patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97-4469 THE). Like the Company's first action against Affymetrix, this action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix was served with a summons and complaint in the Company's new case on December 9, 1997 and under the Federal Rules of Civil Procedure had until December 30, 1997, to respond to the Company's complaint. Although Affymetrix's answer to this complaint was due to be filed by December 30, 1997, it did not file its Answer, Affirmative Defenses and Counterclaim until January 6, 1998 in violation of the Federal Rules of Civil Procedure. The Company has reserved all of its rights against Affymetrix for its failure to respond to the Company's complaint within the time allowed by rules of court. The counterclaim seeks a declaratory judgment of non-infringement, invalidity and/or unenforceability with respect to the patent covering SBH technology. On January 29, 1998 the Company filed a reply to the counterclaim in which it denied the allegations of non-infringement, invalidity and/or unenforceability. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claims. By order of Court, an initial case management conference will be held by the Court on March 27, 1998 at which time the Company expects that Hyseq I and Hyseq II will be consolidated for pre-trial discovery and possibly for trial. The Company may incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Affymetrix or others and there can be no assurance that the Company will be successful in asserting its patent rights. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

The Company is not a party to any other litigation that is expected to have a material effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock began trading on the Nasdaq National Market on August 8, 1997 under the symbol "HYSQ". Prior to that date, there was no established trading market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the Nasdaq National Market, since the Common Stock commenced public trading:

                                                              HIGH                   LOW
                                                      ------------------     -----------------
FISCAL 1998:
First Quarter (through March 23, 1998) ...........           $15.25                 $7.875

FISCAL 1997:
Fourth Quarter ...................................           $20.125                $7.875
Third Quarter (from August 8, 1997) ..............           $21.625                $13.00



As of March 23, 1998, there were approximately 268 stockholders of record of the Common Stock. The Company has not paid dividends to its stockholders since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

During the three months ended December 31, 1997, the Company issued a total of 7,832 shares of Common Stock to a member of the Company's Scientific Advisory Board and an employee of the Company pursuant to the exercise of stock options at a weighted average exercise price of $1.51 per share. No person acted as an underwriter with respect to the transactions set forth above. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Rule 701 promulgated under the Securities Act, as applicable.

(b) On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-209091) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 3,450,000 shares of Common Stock, including the underwriters' over-allotment which was exercised in full, all of which were issued and sold by the Company (the "Offering"). All of the shares covered by the Registration Statements were sold upon termination of the Offering in September 1997 to an underwriting syndicate managed by Lehman Brothers Inc. The shares sold by the Company were sold at an aggregate price to public of $48,300,000, netting $44,919,000 to the Company after underwriters' discount of $3,381,000. Since the effective date of the IPO Registration Statements, the Company has incurred approximately $949,000 in expenses in addition to the underwriters' discount described above in connection with the, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $43,970,000 (the "Net Proceeds"). None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. Since the effective date of the IPO Registration Statements, the Net Proceeds have been applied to the following uses in the following estimated amounts:

Purchase and installation of capital equipment:                  $ 2,054,000
Lease and improvement of real estate:                            $   200,000
Working Capital:                                                 $11,413,000
Temporary Investment:                                            $30,303,000

The temporary investments specified above have consisted primarily of investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities. None of the payments of proceeds mentioned above have been paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.



                                                                                                     PERIOD FROM
                                                                                                    AUGUST 14, 1992
                                                             YEAR ENDED DECEMBER 31,                (INCEPTION) TO
                                                             -----------------------                  DECEMBER 31,
                                           1997           1996           1995          1994              1993
                                         --------      ----------     ---------      ---------     ----------------

   STATEMENTS OF OPERATIONS DATA:
   (IN THOUSANDS, EXCEPT PER SHARE
   AMOUNTS)
Contract revenues ................      $  6,199       $    426       $  2,127       $     50       $   --


Operating expenses:

  Research and development .......         9,430          3,736          1,811            851           --

  General and administrative .....         4,854          1,749            938          1,477            511
                                        --------       --------       --------       --------       --------

    Total operating expenses .....        14,284          5,485          2,749          2,328            511
                                        --------       --------       --------       --------       --------

Loss from operations .............        (8,085)        (5,059)          (622)        (2,278)          (511)

Interest income (expense), net ...      $  1,548            220             21             15              2
                                        --------       --------       --------       --------       --------

Net loss .........................      $ (6,537)      $ (4,839)      $   (601)      $ (2,263)      $   (509)
                                        ========       ========       ========       ========       ========


Basic and diluted net loss per
share (1) ........................      $  (0.86)      $  (0.91)      $  (0.08)      $  (0.28)      $  (0.37)
                                        ========       ========       ========       ========       ========

Shares used in computing basic
and diluted net loss per share (1)         7,589          5,344          7,343          8,023          1,384
                                        ========       ========       ========       ========       ========

Pro forma basic and diluted net
loss per share(1) ................      $  (0.62)      $  (0.56)      $  (0.07)
                                        ========       ========       ========

Shares used in computing pro
forma basic and diluted net loss

per share(1) .....................        10,579          8,629          8,773
                                        ========       ========       ========


                                                               DECEMBER 31,
                                    -----------------------------------------------------------------
                                     1997           1996           1995          1994            1993
                                    -----          -----           ----          ----            ----
     BALANCE SHEET DATA:
Cash and investments ........      $ 59,240       $  6,707       $    750       $  1,196       $  1,010

Working capital .............        56,824          5,955            331            430            886

Total assets ................        66,950          9,366          2,740          2,455          1,539

Noncurrent portion of capital
  lease and loan obligations            613            791             32           --             --

Accumulated deficit .........       (14,755)        (8,212)        (3,373)        (2,772)          (509)

Total stockholders' equity ..      $ 62,937       $  7,364       $  1,977       $  1,625       $  1,416


(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share. Basic and diluted net loss per share for all periods presented have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 concerning existing and potential collaboration arrangements, royalties and other payments under existing and potential collaboration arrangements, and product development and sales and other statements. Such statements are based on Management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including but not limited to, the following: the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the time and cost involved in obtaining regulatory approvals for its diagnostics products; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payment or payments.

OVERVIEW

     The Company applies the proprietary DNA array technology of its HyX Platform to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its proprietary HyGenomics Database of partial human gene sequences is the largest such database in the world. The Company presently is collaborating with Chiron to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors and with Perkin-Elmer to commercialize HyChip products. See "Business--Collaborative and Other Arrangements." The Company intends to establish additional collaborations in targeted disease categories. The Company is making available its HyGnostics Module for DNA testing of genetic and infectious disease and cancer to clinical reference laboratories.

     In August 1997, the Company completed an initial public offering (the "IPO") of 3,000,000 shares of its common stock, for net proceeds of approximately $38.0 million. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds of approximately $5.9 million. Concurrently with completion of the IPO, the Company privately placed shares of its common stock for net proceeds of $5.0 million from Perkin-Elmer and $2.5 million from Chiron (the "Private Placement"). The Company has incurred operating losses since inception and expects to incur operating losses at least through 1999 and possibly longer. The Company may never achieve significant revenues or profitable operations. There can be no assurance that the Company will be able to obtain licensees of its HyGnostics Module, customers for HyChip products, additional collaboration partners on acceptable terms or that its collaborative arrangements or products will produce revenues adequate to fund the Company's operations.

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, changes in the demand for the Company's products; the nature, size and timing of collaborative arrangements and products provided to or developed with the Company's current and future collaboration partners; changes in the research and development budgets of the Company's current and future collaboration partners; capital expenditures and other costs related to the expansion of the Company's operations; litigation and other costs associated with defending its proprietary rights; changes in government regulations; and the introduction of competitive technologies.

RESULTS OF OPERATIONS

     Contract Revenues. Contract and other revenues increased significantly to $6.2 million in 1997 from $426,000 and $2.1 million for the years ended December 31, 1996 and 1995, respectively. Contract and other revenues earned during 1997 included $5.3 million received from Chiron (including the $1.0 million licensing fee received from Chiron in June 1997) and $874,000 received in conjunction with the Company's NIST grant. The Company receives minimum research payments under its collaboration agreement with Chiron which are recognized as revenue ratably over the contract term based on the specified funding level for each period. The Company recognized revenues under its NIST grant as research was performed. Work under the NIST grant was completed at December 31, 1997 and there is no assurance that the Company will receive additional funding from NIST in the future. Contract revenues in 1996 were received in conjunction with the Company's NIST grant. Contract revenues in 1995 were received in conjunction with the NIST grant and agreements with two pharmaceutical companies. The Company recognized revenues under those agreements as milestones were achieved. The recognition of revenues will vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain existing collaborations and obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

     Operating Expenses. Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $14.3 million, $5.5 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. This increase in expenses in 1997 is due primarily to costs associated with the Company's collaboration with Chiron, and the associated scale-up of the Company's gene sequencing capacity from less than 100,000 partial human gene sequences per month at the beginning of 1997 to more than one million partial human gene sequences per month at the end of 1997.

     The research and development component of operating expenses increased to $9.4 million in 1997 from $3.7 million in 1996 and $1.8 million in 1995. Increases in 1997 as compared to 1996 resulted primarily from expanded internal sequencing production and expanded sequencing production in connection with the collaboration with Chiron, which together increased by approximately $2.9 million, as well as the addition of scientific personnel and software and database development, which increased by approximately $2.1 million, and costs associated with protecting and increasing the Company's intellectual property. Increases in 1996 as compared to 1995 resulted primarily from expanded sequencing production, which increased by approximately $620,000, as well as the addition of scientific personnel and software and database development, which increased by approximately $640,000, and intellectual property protection. The Company expects to continue to expand research and development efforts in support of its gene sequencing and database development programs. Under the terms of the Company's collaboration agreement with Perkin-Elmer, the Company is also obligated to spend an aggregate of $5.0 million through May 1999 for the development of the chip component of the HyChip system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $504,000 was reimbursed to the Company under its NIST grant.

     The general and administrative component of operating expenses increased to $4.9 million in 1997 from $1.7 million in 1996 and $938,000 in 1995. Increases in each period were due in part to increased marketing and business development expenses, which increased by approximately $365,000 in 1997 and $150,000 in 1996, as well as the addition of management personnel and administrative staff, which increased by approximately $375,000 in 1997 and $80,000 in 1996, to support the continued expansion of the Company's sequencing production and data analysis capabilities. In addition, in 1997, the Company's total legal expenses increased by approximately $1.9 million (expenses related to new patent prosecution have been allocated to research and development), due primarily to costs associated with being a public company and signing two new collaborations, and its suits filed against Affymetrix, Inc. in March and December 1997. Legal expenses relating to the Company's litigation with Affymetrix, Inc. are expected to remain at approximately the same level over the next year.

     As the Company expands its production and commercialization efforts, operating expenses are expected to increase as a result of several factors including: (i) the planned expansion of sequencing operations, software development and enhancements and increased work on gene discovery in connection with development of potential therapeutic product candidates and diagnostic tests; (ii) the continued expansion of its HyGenomics Database; (iii) expanded research into new applications of its technologies; (iv) the expansion of marketing capabilities with respect to its HyGnostics Module and collaborations; and (v) new technology development expenses relating to the HyChip Module and other products.

     The magnitude of the increases in the Company's operating expenses will be significantly affected by the Company's ability to secure new collaboration partners. At times, however, the Company may choose to increase sequencing production and analysis capabilities in order to expand its internal sequencing effort and to support its efforts to recruit new collaboration partners. However, if the Company does not obtain additional collaboration partners in a timely manner, it may not be able to adjust significantly its level of expenditures in any such period, which could have an adverse effect on the Company's operating results.

     Interest Income, Net. Net interest income increased to $1.5 million in 1997 from $220,000 in 1996 and $21,000 in 1995. The increase in interest income in 1997 as compared to 1996 resulted from larger cash and investment balances held by the Company primarily due to the realization of net proceeds from the Company's $10.0 million private placement of Series B preferred stock and the net proceeds of the Company's initial public offering and concurrent private placement of common stock completed in 1997. The increase in interest income for

1996 resulted from larger cash and investment balances held by the Company primarily due to the realization of approximately $9.9 million in net proceeds from its private placement of Series A Preferred Stock in 1996.

     Net Loss. Since inception, the Company has incurred operating losses, and as of December 31, 1997 had an accumulated deficit of $14.8 million. The Company incurred a net loss for the year ended December 31, 1997 of $6.5 million compared to losses of $4.8 million and $601,000 in 1996 and 1995, respectively. As of December 31, 1997, the Company had a net operating loss carryover for federal income tax purposes of approximately $13,200,000 million, which will expire at various dates beginning in the year 2008 through 2012 if not utilized. Utilization of the net operating loss carryover is expected to be subject to a substantial annual limitation because of the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization. See Note 8 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had $57.1 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash account, compared to $6.7 million as of December 31, 1996. This increase reflects the net proceeds of the Company's initial public offering and its private placements with Chiron and Perkin-Elmer, payments received under the Company's NIST grant and fees received from Chiron, partially offset by net cash used in operations of $8.1 million and capital expenditures of $3.1 million during 1997.

     The Company has classified all of its investments as short-term as of December 31, 1997, as the Company's investments all mature in less than one year. Cash and investments are held currently in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million on deposit with the Company's primary bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $500,000 commencing in 2001 and will be further reduced by $500,000 each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and will receive the interest earned thereon.

     Net cash used in operating activities increased to $8.1 million in 1997 from $4.3 million in 1996 and $510,000 in 1995. The increases in cash usage for each period were associated with the costs of expanding the Company's sequencing production and data analysis capabilities and increased legal costs associated with prosecuting patent applications and maintaining existing intellectual property. In addition, the costs associated with the Company's IPO and ongoing litigation with Affymetrix contributed to cash usage during 1997.

     The Company's investing activities, other than the purchase and sales of short-term investments, have consisted of capital expenditures, which totaled $3.1 million for the year ended December 31, 1997 as compared to $943,000 for 1996 and $679,000 for 1995. Capital expenditures increased in 1997 primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities. Capital expenditures increased in 1996 primarily due to leasehold improvements in the Company's facilities and the purchase of new equipment and workstations required in conjunction with the Company's expanded sequencing production and software development activities.

     Net cash provided by financing activities increased to $61.6 million for the year ended December 31, 1997 from $11.2 million for 1996. Net cash provided by financing activities in 1997 reflects primarily the $44.0 million in net proceeds from the IPO and $17.5 million from its private placements with Chiron and Perkin-Elmer. Net cash provided by financing activities increased to $11.2 million for the year ended December 31, 1996 from $953,000 in 1995. Net cash provided by financing activities in 1996 reflects primarily the $9.9 million in net proceeds from its private placement of Series A preferred stock in the first half of 1996 as well as a $750,000 equipment loan.

     The Company expects its cash requirements to increase significantly in future periods because of the planned expansion of sequencing operations and software development and enhancements and increased work on gene discovery and new technology development expenses relating to the HyChip Module and related products. In addition, the Company expects to expend additional cash in 1998 and beyond for the leasing and upgrade of the Company's new larger facility and the associated lease expenses related thereto. In 1998, the Company expects to spend approximately $2.0 million to lease and expand laboratory and office facilities, approximately $2.0 million to acquire additional capital equipment to increase sequencing capacity, and approximately $2.0 million to construct a state-of-the-art HyChip product manufacturing capacity at the new facility. The Company expects to continue to fund future operations with revenues from existing collaborations in addition to using its current cash, cash equivalents and investments when necessary. The Company intends to continue funding development of HyChip products with the proceeds of its $5.0 million private placement of Series B preferred stock with Perkin-Elmer. As of December 31, 1997, the Company had a remaining commitment to spend approximately $3.0 million under its collaboration agreement with Perkin-Elmer.

          The Company expects that existing capital resources will be sufficient to support the Company's operations through 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements and the financial commitments involved in such arrangements.

          There can be no assurance that the Company will be able to establish additional collaborations or that such collaborations will produce revenues, which together with the Company's cash, cash equivalents and short-term investments, will be adequate to fund the Company's operations. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaboration partners; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.


     YEAR 2000 COMPLIANCE

     The Company's internal operations use a significant number of computer software programs and operating systems. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possibly even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade and maintain critical business systems as necessary, it is currently not anticipated that the "Year 2000" issue or related costs will have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and those utilized by key suppliers and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               REPORT OF ERNST &YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Hyseq, Inc.

We have audited the accompanying consolidated balance sheets of Hyseq, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyseq, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                       /s/ ERNST & YOUNG LLP
                                                       ---------------------



Palo Alto, California
January 30, 1998

                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                                           December 31,
                                                                                       1997           1996
Assets
Current assets:
  Cash and cash equivalents                                                          $ 23,204       $  6,707
  Short-term investments                                                               33,930           --
  Accounts receivable                                                                   2,186            147
  Other current assets                                                                    904            312
------------------------------------------------------------------------------------------------------------
Total current assets                                                                   60,224          7,166
Cash on deposit                                                                         2,106           --
Equipment and leasehold improvements, net                                               3,947          1,639
Patents, licenses and other assets, net                                                   673            561
                                                                                     $ 66,950       $  9,366
------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                   $  1,571       $    572
  Accrued professional fees                                                               584             89
  Other current liabilities                                                               907            285
  Current portion of lease and loan obligations                                           338            265
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               3,400          1,211
Noncurrent portion of lease and loan obligations                                          613            791
Commitments and contingencies Stockholders' equity:
    Preferred stock, $0.001 par value:
      Authorized shares -- 8,000,000 at December 31,
        1997 and 1996, respectively
      Issued and outstanding -- none and 2,170,460 at
        December 31, 1997 and 1996, respectively                                         --           14,780
    Common stock, $0.001 par value:
      Authorized shares -- 50,000,000
      Issued and outstanding shares -- 12,733,965 and 4,472,716
        at December 31, 1997 and 1996, respectively                                    81,795          2,033
    Notes receivable from stockholders                                                 (3,658)        (1,237)
    Deferred compensation                                                                (445)          --
    Accumulated deficit                                                               (14,755)        (8,212)
Total stockholders' equity                                                             62,937          7,364
                                                                                     $ 66,950       $  9,366
------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                       Year Ended December 31,
                                                                                 1997           1996           1995

Contract revenues                                                            $  6,199       $    426       $  2,127
Operating expenses:
  Research and development                                                      9,430          3,736          1,811
  General and administrative                                                    4,854          1,749            938
Total operating expenses                                                       14,284          5,485          2,749
-------------------------------------------------------------------------------------------------------------------
Loss from operations                                                           (8,085)        (5,059)          (622)
Interest expense                                                                 (158)           (43)            (2)
Interest income                                                                 1,706            263             23
Net loss                                                                     $ (6,537)      $ (4,839)      $   (601)
Basic and diluted net loss per share                                         $  (0.86)      $  (0.91)      $  (0.08)
Shares used in computing basic and diluted net loss per share                   7,589          5,344          7,343
Pro forma basic and diluted net loss per share                               $  (0.62)      $  (0.56)      $  (0.07)
Shares used in computing pro forma basic and diluted net loss per share        10,579          8,629          8,773
-------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                           Convertible                                  Notes
                                         Preferred Stock         Common Stock         Receivable
                                        ------------------    --------------------      From
                                        Shares     Amount     Shares        Amount   Stockholders
                                        ------   ---------    ------        ------   ------------

Balance at December 31, 1994              670      $ 3,971     7,353     $   506      $   (80)
  Issuance of Series A
    preferred stock, net                  119          949      --          --           --
  Issuance of common stock               --           --           2           2         --
  Cash payment of note
    receivable from
    stockholders                         --           --        --          --              2
  Repurchase of common stock
    from Hyseq One Trust                 --           --        (230)       --           --
  Net loss                               --           --        --          --           --
-------------------------------------------------------------------------------------------------
Balances at December 31, 1995             789        4,920     7,125         508          (78)
  Issuance of Series A
    preferred stock, net                1,381        9,860      --          --           --
  Issuance of common stock               --           --         242       1,008         (672)
  Issuance of common
    stock upon exercise
    of stock option grants               --           --          67         105          (75)
  Issuance of common stock
    upon exercise of warrants            --           --         144         417         (417)
  Repurchase of common
    stock from Hyseq One Trust           --           --      (3,105)         (5)        --
  Cash payment of note
    receivable from stockholders         --           --        --          --              5
  Net loss                               --           --        --          --           --
-------------------------------------------------------------------------------------------------
Balances at December 31, 1996
  (carried forward)                     2,170      $14,780     4,473     $ 2,033      $(1,237)


                                                                           Total
                                         Deferred       Accumulated     Stockholders'
                                        Compensation      Deficit          Equity
                                        ------------    -----------     ------------
Balance at December 31, 1994                $--             $(2,772)      $ 1,625
  Issuance of Series A
    preferred stock, net                     --                --             949
  Issuance of common stock                   --                --               2
  Cash payment of note
    receivable from
    stockholders                             --                --               2
  Repurchase of common stock
    from Hyseq One Trust                     --                --            --
  Net loss                                   --                (601)         (601)
                                            ---             -------       -------
Balances at December 31, 1995                --              (3,373)        1,977
  Issuance of Series A
    preferred stock, net                     --                --           9,860
  Issuance of common stock                   --                --             336
  Issuance of common
    stock upon exercise
    of stock option grants                   --                --              30
  Issuance of common stock
    upon exercise of warrants                --                --            --
  Repurchase of common
    stock from Hyseq One Trust               --                --              (5)
  Cash payment of note
    receivable from stockholders             --                --               5
  Net loss                                   --              (4,839)       (4,839)
                                            ---             -------       -------
Balances at December 31, 1996
  (carried forward)                         $--             $(8,212)      $ 7,364

See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                   Convertible                                         Notes
                                                 Preferred Stock               Common Stock         Receivable
                                             ---------------------        ----------------------        From
                                              Shares        Amount         Shares         Amount    Stockholders
                                             -------        ------         ------         ------    ------------
Balances at December 31, 1996
    (brought forward)                        2,170 $        14,780         4,473       $  2,033       $ (1,237)
  Issuance of common stock for
    services and equipment                      --            --              79            514           (398)
  Forfeiture of note receivable
    from stockholders                           --            --             (86)           (68)            68
  Purchase of common stock
    by Hyseq One Trust                          --            --              86           --             --
  Issuance of common stock to
    certain officers of the
    Company                                     --            --             359          2,340         (2,340)
  Deferred compensation                         --            --            --              695           --
  Amortization of deferred
    compensation                                --            --            --             --             --
  Issuance of common stock upon
    exercise of stock option grants             --            --              21            33            --
  Issuance of common stock upon
    cashless exercise of warrants               --            --             241           --             --
  Issuance of Series B
    preferred stock                              350        10,000          --             --             --
  Issuance of common stock in
    connection with the initial
    public offering, net                        --            --           3,450         43,970           --
  Issuance of common stock in
    a private placement                         --            --             555          7,500           --
  Conversion of preferred stock
    to common stock upon closing
    of initial public offering                (2,520)      (24,780)        4,961         24,780           --
  Repurchase of common stock
    from the Hyseq One Trust                    --            --          (1,405)            (2)          --
  Cash payments of note
    receivable from stockholders                --            --            --             --              249
  Net unrealized gain(loss) on
    short-term investments                      --            --            --             --             --
  Net loss                                      --            --            --             --             --
Balances at December 31, 1997                   --        $   --          12,734       $ 81,795       $ (3,658)
-----------------------------------------------------------------------------------------------------------------


                                                                                 Total
                                                 Deferred     Accumulated     Stockholders'
                                              Compensation      Deficit          Equity
                                              ------------    -----------      -----------
Balances at December 31, 1996
    (brought forward)                            $   --         $ (8,212)      $  7,364
  Issuance of common stock for
    services and equipment                           --             --              116
  Forfeiture of note receivable
    from stockholders                                --             --             --
  Purchase of common stock
    by Hyseq One Trust                               --             --             --
  Issuance of common stock to
    certain officers of the
    Company                                          --             --
  Deferred compensation                              (695)          --             --
  Amortization of deferred
    compensation                                      250           --              250
  Issuance of common stock upon
    exercise of stock option grants                  --             --               33
  Issuance of common stock upon
    cashless exercise of warrants                    --             --             --
  Issuance of Series B
    preferred stock                                  --             --           10,000
  Issuance of common stock in
    connection with the initial
    public offering, net                             --             --           43,970
  Issuance of common stock in
    a private placement                              --             --            7,500
  Conversion of preferred stock
    to common stock upon closing
    of initial public offering                                      --             --
  Repurchase of common stock
    from the Hyseq One Trust                         --             --               (2)
  Cash payments of note
    receivable from stockholders                     --             --              249
  Net unrealized gain(loss) on
    short-term investments                           --               (6)            (6)
  Net loss                                           --           (6,537)        (6,537)
Balances at December 31, 1997                    $   (445)      $(14,755)      $ 62,937
-----------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                                        Year Ended December 31,
                                                                  1997           1996           1995
Cash flows from operating activities:
Net loss                                                      $ (6,537)      $ (4,839)      $   (601)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                    926            444            287
  Amortization of deferred compensation                            250           --             --
  Shares of common stock issued for services                       116           --             --
  Unrealized loss on short-term investments                         (6)          --             --
  Changes in assets and liabilities:
    Accounts receivable                                         (2,039)           (10)          (136)
    Other current assets                                          (592)          (136)          (111)
    Cash on deposit and other assets                            (2,320)           (24)           (27)
    Accounts payable                                               999            352             (9)
    Accrued professional fees                                      495           (315)            12
    Other current liabilities                                      622            209             75
Net cash used in operating activities                           (8,086)        (4,319)          (510)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Expenditures for property and equipment                         (3,131)          (943)          (679)
Purchases of short-term investments                            (38,930)          --             --
Maturities of short-term investments                             5,000           --             --
Patents and other intangibles                                     --             --             (210)
Net cash used in investing activities                          (37,061)          (943)          (889)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Payments of stockholders' notes receivable                         249           --                2
Net cash proceeds from issuance of:
  Preferred stock                                               10,000          9,860            949
  Common stock                                                  51,502            371              2
Cash used to repurchase common stock                                (2)            (5)          --
Cash proceeds from sale leaseback and financing loan               181          1,119           --
Principal payments on capital lease and loan obligations          (286)          (126)          --
Net cash provided by (used in) financing activities             61,644         11,219            953
-----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents            16,497          5,957           (446)
Cash and cash equivalents at beginning of period                 6,707            750          1,196
Cash and cash equivalents at end of period                    $ 23,204       $  6,707       $    750
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flows information
Cash paid for interest                                        $    158       $     43       $      3
-----------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash financing activities
Cashless exercise of warrant                                  $  1,133       $   --         $   --
-----------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[ 1 ] Organization and Summary of Significant Accounting Policies


      Organization and Basis of Presentation

      Hyseq, Inc. (the "Company") was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. The Company's wholly owned subsidiary, Hyseq Diagnostics, Inc. ("HDI"), was formed as a Nevada corporation on July 18, 1995. The Company applies the proprietary DNA array technology of its integrated HyX genomics platform (the "HyX Platform") to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its HyX Platform, which utilizes the Company's proprietary sequencing by hybridization ("SBH") technology as its foundation, generates higher gene sequence throughput with greater analytical flexibility and accuracy and lower cost than prevailing technologies. During 1997, the Company significantly expanded operations and established new collaborations. Accordingly, the Company is no longer classified as a development stage company.

      In August and September 1997, the Company raised approximately $44 million in net proceeds from the sale of 3,450,000 shares of common stock at $14.00 per share in its initial public offering (the "IPO"). Concurrently with completion of the IPO, the Company privately placed shares of its common stock for additional net proceeds of $5.0 million from Perkin-Elmer and $2.5 million from Chiron (the "Private Placement"). All of the Company's outstanding preferred stock automatically converted into common stock in connection with the Company's IPO.

      Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Company's wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

      All common stock and common per share amounts have been retroactively restated to reflect a 1.92-for-1 stock split which was effected during the third quarter of 1997. All references to the numbers of shares and share prices retroactively reflect post-split activity.


      Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


      Cash, Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments with original maturities of less than 90 days and insignificant interest rate risk to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with original maturities greater than 90 days are considered short-term investments. Investments consist primarily of money market accounts, commercial paper, certificates of deposit and other bank instruments. These investments typically bear minimal risk. This diversification of risk is consistent with the Company's policy to maintain high liquidity and ensure safety of principal.

      As of December 31, 1997, the Company had classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, included in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company had no material investments as of December 31, 1996. The following is a summary of available-for-sale securities as of December 31, 1997 (in thousands):

                                                                Gross             Gross
                                                              Unrealized        Unrealized      Estimated
                                                  Cost           Gains            Losses       Fair Value
      Money market funds                         $ 6,764       $ --              $  --            $ 6,764
      Commercial paper                            20,867           2                --             20,869
      Certificates of deposit                     27,998         --                  (8)           27,990
      Cash                                         1,511         --                 --              1,511
                                                 $57,140         $ 2               $ (8)          $57,134
---------------------------------------------------------------------------------------------------------

      Above amounts are included in the
       balance sheet as follows:
          Cash and cash equivalents              $23,200         $ 4             $  --            $23,204
      Short-term investments                      33,940         --                 (10)           33,930
          Total:                                 $57,140         $ 4               $(10)          $57,134
---------------------------------------------------------------------------------------------------------

      The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.


      Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from three to five years, except that leasehold improvements are amortized over the remaining life of the lease or the life of the improvement, whichever is less.


      Revenue Recognition

      Revenue related to collaborative research agreements and government grants are recognized over the related funding periods for each contract as the reimbursable services are performed. Minimum payments received under the Chiron collaborative agreement are recognized ratably over the contract term based on the specified funding level for each period. Revenues related to license agreements with noncancellable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements.

      Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

                                                          Year ended December 31,
                                                      1997         1996          1995
      Source:
        NIST Grant                                    14%          100%          33%
        Collaboration Partner A                        --            --          57%
        Collaboration Partner B                       85%            --           --


      Stock-Based Compensation

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and to adopt the "disclosure only" alternative described in SFAS No. 123.


      Research and Development

      Research and development costs are charged to operations as incurred and include costs related to the Company's NIST grant in 1997, 1996, and 1995. In 1997, research and development costs also included costs related to the Company's collaborations with Chiron and Perkin-Elmer. Contract and grant related costs of $4,747,000, $588,000 and $898,000 were recorded in the years ending December 31, 1997, 1996 and 1995, respectively.

      Net Loss Per Share

      Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

      In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of Common Stock outstanding during the period. Basic net loss per share for all periods presented have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation.

     Basic and diluted pro forma net loss per share as presented in the Statements of Operations has been computed as described above and also gives effect to the conversion of convertible Preferred Stock that automatically converted at the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

      A reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share follows (in thousands, except per share data):

                                                                                  Year ended December 31,
                                                                   1997               1996               1995
Net loss                                                          $ (6,537)          $ (4,839)          $   (601)
-----------------------------------------------------------------------------------------------------------------
Basic and Diluted
Weighted average shares of common stock outstanding                  7,589              5,344              7,343
Basic and diluted net loss per share                          $      (0.86)      $      (0.91)      $      (0.08)
-----------------------------------------------------------------------------------------------------------------
Pro Forma
Shares used in computing basic and diluted
  net loss per share                                                 7,589              5,344              7,343
Adjusted to reflect the effect of the assumed conversion
  of preferred stock                                                 2,990              3,285              1,430
Shares used in computing pro forma basic and diluted
  net loss per share                                                10,579              8,629              8,773
Pro forma basic and diluted net loss per share                $      (0.62)      $      (0.56)      $      (0.07)
-----------------------------------------------------------------------------------------------------------------

      Had the Company been in a net income position, diluted earnings per share for 1997, 1996, and 1995 would have been presented and would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 963,000, 243,000 and 345,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).


      Impact of Recently Issued Accounting Standards

      In 1997, the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for fiscal years commencing after December 15, 1997.

      In 1997, the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," was issued and is effected for fiscal years commencing after December 15, 1997.

      The Company is required to adopt the provisions of SFAS' 130 and 131 in fiscal year 1998 and expects the adoption will not materially impact results of operations or financial position, but may require additional disclosure.


[ 2 ]  Equipment and Leasehold Improvements

      Equipment and leasehold improvements consist of the following (in thousands):

                                                       Year ended December 31,
                                                           1997        1996
Machinery, equipment, and furniture                      $5,117      $2,017
Leasehold improvements                                      156         125
----------------------------------------------------------------------------
                                                          5,273       2,142
Less accumulated depreciation and amortization            1,326         503
                                                         $3,947      $1,639
---------------------------------------------------------------------------

      Depreciation and amortization expense amounted to $823,000, $326,000 and $169,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Equipment and leasehold improvements at December 31, 1997 and 1996 include items under capitalized leases in the amount of $482,000. Accumulated amortization related to these leased assets is included in depreciation expense in the amounts of $243,000 and $129,000 for the years ended December 31, 1997 and 1996, respectively.


[ 3 ]  Patents, Licenses and Other Assets

      Patents

      Patents consist primarily of costs and expenses incurred in connection with obtaining patents and filing patent applications in the United States and abroad. Amortization, which amounted to $27,633 for the year ended December 31, 1997 and $42,735 in each of the two years ended December 31, 1996, is recorded over the patents' estimated useful lives, which approximate 17 years.


      License and Franchise Agreement

      In 1994, the Company entered into a license and franchise agreement with a manufacturing company for the exclusive right to use and resell robotic equipment in the field of manipulating, sorting, identifying or sequencing nucleic acids in hybridization reactions of DNA or RNA. The agreement required the Company to pay total license fees of $300,000. Amortization, which amounted to $75,000 for each of the three years in the period ended December 31, 1997, is being recorded over the four-year term of the agreement. As of December 31, 1997, the Company had a purchase commitment for 10 remaining additional robotic units for a total remaining commitment of approximately $700,000 through 1998. The Company is currently in the process of renegotiating this license agreement and its commitment thereunder. Should the Company elect not to purchase the remaining 10 robots, the Company will forfeit its exclusive right to the robotic equipment through the remaining term of the license which expires in June 1998. The Company believes the early forfeiture of this exclusive right would have no material effect on its business.

      Patent Agreement

      In 1994, the Company entered into a patent agreement with an affiliate of the University of Chicago for the exclusive license to use certain SBH proprietary technology (developed by one of the Company's two Co-Senior Vice Presidents for Research) and to develop, use, and sell licensed products or processes under the license patent rights. The Company issued 15,244 shares of Series A preferred stock and must pay minimum royalties increasing from $25,000 to $100,000 per annum beginning in 1997 and expiring at expiration of the related patents. The agreement required that the Company incur research and development costs relating to the patent technology in the amount of $2,500,000 through June 1998. This cost requirement was satisfied during 1997.

[ 4 ] Loan Obligation

      In December 1996, the Company entered into a $1,000,000 loan agreement with a capital management partnership and issued a warrant to purchase 9,600 shares of common stock at $5.21 per share in connection with such loan. The loan has an imputed interest rate of 15.62% per annum. As of December 31, 1997, the Company had borrowed $931,000 under the loan agreement which amount is secured by certain equipment owned by the Company. In January 1997, the Company obtained a commitment for an additional $500,000 under this loan agreement. No funds were drawn under this loan commitment which expired in December 1997.

      Future minimum loan payments under the loan agreement are as follows (in thousands):

       Years ending December 31:
         1998                                            $294
         1999                                             294
         2000                                             368
         2001                                              37
       ------------------------------------------------------
       Total loan payments                                993
       Less amount representing interest                 (216)
       ------------------------------------------------------
       Present value of future loan payments              777
       Less current portion                              (190)
       Noncurrent portion                                $587
       ------------------------------------------------------


[ 5 ] Lease Commitments and Contingencies

      Capital Lease Obligations

      During December 1995, the Company entered into capital lease agreements to finance certain equipment purchases. In February and July 1996, the Company entered into sale and leaseback transactions for certain equipment. The Company's current capital lease obligations expire in 1999.

      Future minimum lease payments under capital leases are as follows (in thousands):

                                                                     Capital
                                                                      Leases
           Years ending December 31:
             1998                                                    $ 159
             1999                                                       26
           ---------------------------------------------------------------
           Total minimum lease payments                                185
           Less amount representing interest                           (11)
           ---------------------------------------------------------------
           Present value of future lease payments                      174
           Less current portion                                       (148)
           Noncurrent portion                                        $  26
           ---------------------------------------------------------------

      Operating Lease Commitments

      The Company leases three facilities under operating lease agreements that expire in 1998, 1999 and 2005. In March 1998, the Company vacated the facility for which the lease expires in 1998, and has subleased the space for the balance of the term. The lease that expires in 2005 has a five-year renewal option, which if exercised, would extend the lease to 2010. The Company also leases certain equipment under operating leases. Rental expense was approximately $241,000 in 1997, $183,000 in 1996 and $182,000 in 1995. Minimum noncancellable future rental commitments under operating leases at December 31, 1997 are as follows (in thousands):

                     1998                             $1,129
                     1999                              1,265
                     2000                              1,145
                     2001                              1,180
                     2002                              1,212
                     Thereafter                        3,169

      Cash On Deposit

      In accordance with the terms of a facility lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2,000,000 as partial security for the Company's lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2,106,000 on deposit with the Company's primary bank as security for the letter of credit. The letter of credit and the cash collateralizing it will be reduced by $500,000 commencing in 2001 and will be further reduced by $500,000 each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and will receive interest earned thereon.


      Contingencies

      On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents No. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case no. C 97-20188 RMW ENE, U.S. District Court). On May 5, 1997, the Company filed an Amended Complaint. The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon these patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon these patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to these patents covering SBH technology. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions will be taken.

      On December 9, 1997, the Company filed a second lawsuit against Affymetrix, which alleges infringement by Affymetrix of the Company's patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97-4469 THE). Like the Company's first action against Affymetrix, this action was filed in the U.S.

District Court for the Northern District of California, San Jose Division. Affymetrix was served with a summons and complaint in the Company's new case on December 9, 1997. Although Affymetrix's answer to this complaint was due to be filed by December 30, 1997, it did not file its Answer, Affirmative Defenses and Counterclaim until January 6, 1998. The counterclaim seeks a declaratory judgment of non-infringement, invalidity and/or unenforceabilty with respect to the patent which Affymetrix is alleged to have infringed. On January 29, 1998, the Company filed a reply to the counterclaim in which it denied the allegations of non-infringement, invalidity and/or unenforceability. The Company may incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Affymetrix or others and there can be no assurance that the Company will be successful in asserting its patent rights. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

[ 6 ] Collaborative Agreements

      In January 1995, the Company received a grant award from NIST to further the development of the Company's SBH technology. Under this award, the Company was entitled to receive approximately 80% of actual direct costs of this program up to $2,000,000 over a three-year period. Total revenue recognized under the NIST agreement for the three years ended December 31, 1997, 1996 and 1995 was $873,901, $426,099 and $700,000, respectively. The term of the grant expired at December 31, 1997.

      The Company entered into collaborative agreements with two pharmaceutical companies, which provided for contract fees of $1,400,000 recorded as revenue in 1995. No revenues were recorded under these agreements during 1996 or 1997, and the terms of the agreements have been completed.

      In May 1997, the Company entered into an exclusive collaboration with Chiron. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors. The collaboration has an initial term of three years and can be extended at Chiron's option for two additional two-year periods. Chiron paid a nonrefundable $1 million up-front licensing fee upon signing the agreement and guaranteed payment of a minimum of $8.5 million in the first year and $5.5 million in each of the two years thereafter in connection with the Company's research on Chiron tissue sample libraries. The agreement requires the Company to generate data at a specified level per year which, if not met, could result in the Company's breach of the collaboration. Chiron has the exclusive right to commercialize any solid tumor-related products resulting from the collaboration. The Company will receive royalties on any such products. Concurrently, Chiron made an equity investment of $5.0 million in return for shares of the Company's preferred stock which subsequently converted into common stock. Chiron also purchased shares of Common Stock directly from the Company in a private placement concurrent with the initial public offering for an aggregate purchase price of $2.5 million. Total revenue recognized in 1997 under the agreement with Chiron was $5,250,000.

      In May 1997, the Company entered into an agreement with Perkin-Elmer to combine the Company's super chip technology and Perkin-Elmer's life science system capabilities to commercialize HyChip products (collectively, the "HyChip System"). Pursuant to the terms of the agreement, the Company is obligated to commit $5.0 million to further development of the Company's "chip" component of the HyChip System over the next two years, and Perkin-Elmer must commit certain funds to develop the overall system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $504,000 was reimbursed to the Company under its NIST grant. As of December 31, 1997, the Company had a remaining commitment to spend approximately $3.0 million under its agreement with Perkin-Elmer. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to terminate. The agreement contemplates that the design, development and manufacture of the HyChip "chip" will be under the direction of the Company, while design, development and manufacture of the system will be under the direction of Perkin-Elmer. HyChip products will be distributed through Perkin-Elmer's Applied Biosystems Division. In June 1997, Perkin-Elmer made an equity investment of $5.0 million in return for shares of the Company's preferred stock which subsequently converted into common stock. Perkin-Elmer also purchased shares of Common Stock directly from the Company in a private placement concurrent with the initial public offering for an aggregate purchase price of $5.0 million. No revenue was recorded in conjunction with the Perkin-Elmer collaboration in 1997.


[ 7 ] Stockholders' Equity

      Preferred Stock

      The Company is authorized to issue 8,000,000 shares of preferred stock. The Company's Board of Directors may set the rights and privileges of any preferred stock issued.

      In May and June 1997, Chiron and Perkin-Elmer acquired Series B preferred stock in a private placement which generated net proceeds to the Company of $10.0 million. All shares of the Company's outstanding preferred stock automatically converted to common stock in connection with the Company's initial public offering.


      Common Stock

      The Company's initial public offering of 3,000,000 shares of common stock, which generated net proceeds of approximately $38.0 million, was effective August 7, 1997. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds to the Company of $5.9 million. Concurrently with the initial public offering, the Company completed a private placement of shares of its common stock to Chiron and Perkin-Elmer for net proceeds of $2.5 million and $5.0 million, respectively.

      In December 1996, an officer of the Company purchased 161,280 shares of common stock at $4.17 per share for a total purchase price of $672,000. Simultaneously with the purchase of such stock, the officer borrowed from the Company $672,000 as evidenced by a promissory note that bears interest at 3% per annum, matures in December 2001, and is secured by and with recourse only to the 161,280 shares. The Company has the right, but not the obligation to repurchase certain of the shares if the officer's employment with the Company terminates before December 1998. Also in December 1996, another officer exercised options to purchase 48,000 shares of common stock at an exercise price of $1.56 per share and exercised warrants to purchase 144,000 shares of common stock at $2.90 per share. Simultaneously with exercise, the officer borrowed from the Company $492,000, as evidenced by a promissory note that bears interest at 3% per annum, matures in December 2001, and is secured by and with recourse only to 118,080 shares.

      In March 1997, the Company sold a total of 359,424 shares of common stock for $6.51 per share to two officers of the Company in exchange for promissory notes with terms similar to those described above. Such shares are subject to repurchase by the Company if the officers do not remain employed by the Company through March 1999; such repurchase rights of the Company expire ratably over this two-year period. At December 31, 1997, 305,280 shares of common stock are subject to repurchase by the Company. The weighted-average grant date fair value of non-vested stock awards during 1997 and 1996 was $2.06 per share and $0.49 per share, respectively.


      Deferred Compensation

      The Company has recorded deferred compensation of $695,000 representing the difference between the issuance and exercise prices related to stock awards and options and the deemed fair value for financial reporting purposes of the Company's common stock. The deferred stock compensation is being amortized to expense over the vesting period of the options and over the two year repurchase period for the stock awards.


      Shares Held in Trust

      In November 1993, the Company sold 5,446,502 shares of common stock to the Hyseq One Trust (the "Trust") for $2,837 or $0.001 per share. The Trust was formed to maintain certain agreed upon ownership ratios and avoid dilution to existing stockholders. A trustee held the shares in accordance with terms of the trust agreement. The trustee retained all voting rights attributable to those shares held in the Trust.

      The Company had the right to purchase from the Trust an equal number of shares of its preferred or common stock that it issued in the same period (excluding shares issued as a result of a stock split or stock dividend) to any person other than the Trust for $0.002 per share.

      The Trust terminated upon completion of the Company's Initial Public Offering, and as of December 31, 1997, no shares were owned by the Trust.


      Warrants

      As of December 31, 1997, the Company has outstanding warrants to purchase 692,847 shares of common stock at exercise prices ranging from $2.90 to $5.21 ($3.81 average exercise price) per share to certain investors, an executive officer and the private placement agent for the 1996 Series A Preferred Stock financing. The value of these warrants was not material. In 1996, an executive officer of the Company exercised a warrant to purchase 144,000 shares of common stock at $2.90 per share.


      Stock Option Plans

      During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Company has reserved a total of 1,152,000 common shares for issuance under the Plan. Under the Plan, stock options may be granted by the board of directors to employees and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees or consultants with exercise prices of no less than fair value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors and expire 10 years from the date of grant. At December 31, 1997, 438,683 shares were available for future grant under the Plan. The Company intends to submit a proposal to its stockholders to increase the number of shares authorized for issuance under the Plan by 1,000,000 shares at the 1998 annual meeting.

      The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the Plan. Each option gives the holder the right to purchase common stock at prices between $0.78 and $1.82 per share. The options vested over periods up to four years. As of December 31, 1997, 596,152 options were outstanding which were issued prior to adoption of the Stock Option Plan.

      At the Company's 1996 annual meeting, the stockholders approved a Non-Employee Director Stock Option Plan (the "Directors' Plan") providing for periodic stock option grants to directors of the Company. Under the Directors' Plan, each new, non-employee director receives a one-time grant of options to purchase 23,040 shares of common stock, of which options to purchase 11,520 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 5,760 shares each year (such that the amount received under the Directors' Plan when added to all prior options granted to a director which vest in that year total 5,760) on the date of the annual meeting of the stockholders commencing in 1997. Options under the Directors' Plan are granted at the fair market value of the Company's common stock on the date of the grant. A total of 138,240 shares of common stock have been reserved for issuance under the Directors' Plan, of which options to purchase 48,960 shares were issued and outstanding at December 31, 1997.

      As adjusted information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to

      December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model in 1997 and the minimum value method prior to 1997 with the following weighted-average assumptions:

                                                Year ended December 31,
                                          1997           1996           1995
        Volatility                         .53             --             --
        Risk-free interest rate            6.2%           6.2%           6.1%
        Dividend yield                       --            --             --
        Expected life of option           2.4 years      3.0 years     3.5 years

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of as adjusted disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's as adjusted information follows (in thousands, except for per share information):

                                                            Year ended December 31,
                                                        1997          1996          1995
As adjusted net loss                                $ (7,388)     $ (4,891)     $   (604)
As adjusted pro forma basic net loss per share      $  (0.70)     $  (0.62)     $  (0.07)

      Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its as adjusted effect will not be fully reflected until fiscal 1999.

      A summary of the Company's stock options activity, and related information follows:

                                                                  Year ended December 31,
                                            1997                           1996                         1995
                                                Weighted -                     Weighted -                   Weighted -
                                   Number         Average         Number         Average        Number        Average
                                     of          Exercise           of          Exercise          of         Exercise
                                   Shares          Price          Shares          Price         Shares         Price
 Options outstanding at
   beginning of period           1,153,553       $2.77            860,131          $1.66         829,440       $1.55
 Options granted                   292,816       $8.34            569,397          $4.17          33,379       $4.17
 Options exercised                 (20,888)      $1.60            (67,200)         $1.56          (2,688)      $0.78
 Options canceled                  (68,540)      $4.87           (208,775)         $2.37            --         $--
 Options outstanding at
   end of the period             1,356,941       $3.88          1,153,553          $2.77         860,131       $1.66
---------------------------------------------------------------------------------------------------------------------

The following table summarized information about stock options outstanding at December 31, 1997:

                                                   Options Outstanding                         Options Exercisable
                                                   Weighted - Average
                                                                        Weighted -
                                        Number         Remaining         Average           Number         Weighted -
         Range of                         of          Contractual       Exercise             of             Average
      Exercise Price                    Shares           Life             Price            Shares       Exercise Price
                                     (In years)
       $ 0.78 - $ 1.82                  586,152           6.51           $ 1.55            542,872          $1.56
       $ 4.17 - $ 6.51                  556,527           8.64           $ 4.46            207,370          $4.17
       $ 8.33 - $12.00                  189,262           9.36           $ 8.72              2,880          $8.33
       $13.75 - $14.25                   15,000           9.78           $14.08                  0          $0.00
        Total                         1,356,941           7.82           $ 3.88            753,122          $2.30
------------------------------------------------------------------------------------------------------------------------

      The weighted-average grant-date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $8.37, $0.69 and $0.74,
respectively.


[ 8 ] Income Taxes

       As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $13,200,000 and $4,500,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $200,000 and $200,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2012, if not utilized. The state of California net operating losses will expire at various dates beginning in 1999 through 2002, if not utilized.

       Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                          1997             1996
      Deferred tax assets
        Net Operating Loss Carryforwards                  4,700            2,500
        Capitalized Research and Development                200              200
        Other -- Net                                        400              200
      -----------------------------------------------------------------------------------
        Total Deferred Tax Assets                         5,300            2,900
        Valuation Allowance                              (5,300)          (2,900)
      Net Deferred Tax Assets                                   --                   --
      -----------------------------------------------------------------------------------

      The net valuation allowance increased by $2,400,000 and $1,700,000 for the fiscal years ended December 31, 1997 and 1996, respectively.


[ 9 ] Transactions with Related Parties

      As of December 31, 1997, 1996 and 1995, the Company owed $152,113, $44,026 and $238,602, respectively, for professional services rendered by two law firms of which the spouse of the Company's President and Chief Executive Officer was a member during these periods. The Company incurred legal fees and costs to one of these law firms of $1.0 million and $83,112 for the years ended December 31, 1997 and 1996, respectively. The Company incurred legal fees and costs of $68,775 and $34,834 for the years ended December 31, 1996 and 1995, respectively, to the other of these law firms. The Company incurred no legal fees or costs with this second law firm in 1997.

      In January 1997, Sachnoff & Weaver, Ltd., one of the firms identified above, purchased 76,800 shares of the Company's common stock at $6.51 per share. Sachnoff & Weaver, Ltd., a member of which is the spouse of the Company's President and Chief Executive Officer, paid $102,415 and delivered a promissory note to the Company for the balance in the amount of $397,585 secured by 61,069 shares of common stock. The note bears interest at 8.25% per annum. The principal balance outstanding on the note at December 31, 1997 was $154,000.


[ 10 ] Subsequent Events (Unaudited)

      In February 1998, the Company entered into a collaborative agreement with the University of California San Francisco ("UCSF") to conduct a population genetic and pharmacogenomic project on genes that may have important roles in the development of cardiovascular disease. Under the terms of the five-year agreement, the Company will reimburse UCSF for direct and indirect expenses incurred in clinical sample collection and make additional quarterly payments for research conducted. The Company has the exclusive rights from UCSF to commercialize the proprietary databases derived from this collaboration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed as part of this annual report on Form 10-K.


            EXHIBIT NO.                           DESCRIPTION
            3.1                Amended and Restated Articles of Incorporation of the Company, as amended*
            3.2                By-Laws of the Company*
            4.1                Specimen Common Stock certificate*
            4.2                Form of Registration Rights Agreement*
            4.3                Form of Warrant Agreement*
            10.1               Form of Indemnification Agreement between the Company and each of its directors and officers*
            10.2               Stock Option Plan, as amended+*
            10.3(a)            Employment Agreement between the Company and Dr. Radoje T. Drmanac+*
            10.3(b)            Employment Agreement between the Company and Dr. Radomir B. Crkvenjakov+*
            10.4               Non-Employee Director Stock Option Plan+*
            10.5               Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated
                                  June 7, 1994*
            10.6               Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997*
            10.7               Collaboration Agreement between Hyseq Inc. and Chiron Corporation dated May 28, 1997*
            10.10              Collaboration Agreement between Hyseq Inc. and The Perkin-Elmer Corporation dated
                                  May 28, 1997*
            21.1               Subsidiaries of Hyseq, Inc.*
            23.1               Consent of Ernst & Young LLP, Independent Auditors
            27.1               Financial Data Schedule

--------------------
* Previously filed with the Commission as Exhibits to and incorporated herein by reference from the Company's Registration Statement filed on Form S-1, File No. 333-209091.

+ Denotes compensation plan in which an executive officer or director participates.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 30th day of March, 1998.

HYSEQ, INC.


By:  /s/  LEWIS S. GRUBER
   ----------------------------------
Lewis S. Gruber
President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.


            SIGNATURE                                  TITLE
            ---------                                  -----
                                            Chairman of the Board
------------------------------------
Robert D. Weist

/s/  LEWIS S. GRUBER                        President and Chief Executive Officer, Director
------------------------------------          (Principal Executive Officer)
Lewis S. Gruber

/s/  CHRISTOPHER R. WOLF                    Executive Vice President and Chief Financial
------------------------------------          Officer (Principal Financial and Accounting
Christopher R. Wolf                           Officer)

/s/  RADOJE T. DRMANAC                      Co-Senior Vice President for Research, Director
------------------------------------
Radoje T. Drmanac

/s/  RADOMIR B. CRKVENJAKOV                 Co-Senior Vice President for Research, Director
------------------------------------
Radomir B. Crkvenjakov

/s/  RAYMOND F. BADDOUR                     Director
------------------------------------
Raymond F. Baddour

/s/  GRETA E. MARSHALL                      Director
------------------------------------
Greta E. Marshall

                                            Director
------------------------------------
Thomas N. McCarter III

/s/  KENNETH D. NOONAN                      Director
------------------------------------
Kenneth D. Noonan

                                 EXHIBIT INDEX


            EXHIBIT NO.                           DESCRIPTION
            3.1                Amended and Restated Articles of Incorporation of the Company, as amended*
            3.2                By-Laws of the Company*
            4.1                Specimen Common Stock certificate*
            4.2                Form of Registration Rights Agreement*
            4.3                Form of Warrant Agreement*
            10.1               Form of Indemnification Agreement between the Company and each of its directors and officers*
            10.2               Stock Option Plan, as amended+*
            10.3(a)            Employment Agreement between the Company and Dr. Radoje T. Drmanac+*
            10.3(b)            Employment Agreement between the Company and Dr. Radomir B. Crkvenjakov+*
            10.4               Non-Employee Director Stock Option Plan+*
            10.5               Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated
                                  June 7, 1994*
            10.6               Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997*
            10.7               Collaboration Agreement between Hyseq Inc. and Chiron Corporation dated May 28, 1997*
            10.10              Collaboration Agreement between Hyseq Inc. and The Perkin-Elmer Corporation dated
                                  May 28, 1997*
            21.1               Subsidiaries of Hyseq, Inc.*
            23.1               Consent of Ernst & Young LLP, Independent Auditors
            27.1               Financial Data Schedule

--------------------
* Previously filed with the Commission as Exhibits to and incorporated herein by reference from the Company's Registration Statement filed on Form S-1, File No. 333-209091.

+ Denotes compensation plan in which an executive officer or director participates.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.