Form 10-Q
period 1998-03-31
HYSEQ INC
filed 1998-05-15
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                       TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________



Commission File Number 0-22873

                                   Hyseq, Inc.
             (Exact name of Registrant as specified in its charter)

                Nevada                                       36-3855489
             ----------                                     -----------
   (State or other jurisdiction of                        (I.R.S.  Employer
    incorporation or organization)                     Identification Number)

                     670 Almanor Avenue, Sunnyvale, CA 94086
          (Address of principal executive offices, including zip code)

                                 (408) 524-8100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  [X]   No [ ]



              COMMON STOCK OUTSTANDING ON MAY 12, 1998: 12,744,688

                                   HYSEQ, INC.

                                      INDEX

                                                                                              Page
                                                                                              ----

PART I             Financial Information.........................................................3


Item 1.            Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets at
                   March 31, 1998, and December 31, 1997.........................................3

                   Condensed Consolidated Statements of Operations
                   for the Three Months Ended
                   March 31, 1998 and 1997.......................................................4

                   Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 1998 and
                   1997..........................................................................5

                   Notes to Condensed Consolidated Financial Statements..........................6

Item 2.            Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.................................................................8

Item 3.            Quantitative and Qualitative Disclosures about Market Risk...................11

PART II            Other Information

Item 1.            Legal Proceedings............................................................12

Item 2.            Change in Securities and Use of Proceeds.....................................12

Item 3.            Defaults Upon Senior Securities..............................................13

Item 4.            Submission of Matters to a Vote of Security Holders..........................13

Item 5.            Other Information............................................................13

Item 6.            Exhibits and Reports on Form 8-K.............................................13

SIGNATURES         .............................................................................14

EXHIBIT INDEX      .............................................................................15

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                         March 31,          December 31,
                                                                           1998                1997*
                                                                       ------------         ------------
                                                                        (unaudited)
                              ASSETS
Current assets:
     Cash and cash equivalents                                         $     32,671       $     23,204
     Short-term investments                                                  22,860             33,930
     Accounts receivable                                                        619              2,186
     Other current assets                                                       427                904
                                                                       ------------       ------------
Total current assets                                                         56,577             60,224
Cash on deposit                                                               2,106              2,106
Equipment and leasehold improvements, net                                     5,031              3,947
Patents, licenses and other assets, net                                         663                673
                                                                       ------------       ------------
                                                                       $     64,377       $     66,950
                                                                       ============       ============
                  LIABILITIES AND STOCKHOLDERS'
                              EQUITY
Current liabilities:
     Accounts payable                                                  $      1,633       $      1,571
     Accrued professional fees                                                  724                584
     Other current liabilities                                                  736                907
     Current portion of lease and loan obligations                              331                338
                                                                       ------------       ------------
Total current liabilities                                                     3,424              3,400
Noncurrent portion of capital lease and loan obligations                        560                613
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                             --                 --
     Common stock
          Issued and outstanding shares - 12,733,963 and 12,733,965
            at March 31, 1998 and December 31, 1997, respectively            81,795             81,795
     Notes receivable from stockholders                                      (3,579)            (3,658)
     Deferred compensation                                                     (365)              (445)
     Net unrealized gain (loss) on securities available-for-sale                (20)                (6)
     Accumulated deficit                                                    (17,438)           (14,749)
                                                                       ------------       ------------

Total stockholders' equity                                                   60,393             62,937
                                                                       ------------       ------------
                                                                       $     64,377       $     66,950
                                                                       ============       ============

* The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                            See accompanying notes.

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31
                                                        ---------------------------
                                                           1998              1997
                                                        ---------------------------
Contract and other revenues                             $  2,683          $    272
Operating expenses
         Research and development                          4,094             1,306
         General and administrative                        2,077               931
                                                        --------          --------
                                                           6,171             2,237
Total operating expenses                                --------          --------

Loss from operations                                      (3,488)           (1,965)
Interest income (expense), net                               799                49
                                                        --------          --------
Net loss                                                $ (2,689)         $ (1,916)
                                                        ========          ========
Basic and diluted net loss per share(1)                 $  (0.21)         $  (0.43)
                                                        ========          ========
Shares used in computing basic and                        12,734             4,473
  diluted net loss per share(1)                         ========          ========

Pro forma basic and diluted net loss per share(1)                         $  (0.22)
                                                                          ========
Shares used in computing pro forma basic and
  diluted net loss per share(1)                                              8,640
                                                                          ========


(1) Basic and diluted net loss per share for the period ending March 31, 1997 has been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the Securities and Exchange Commission in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation.

                            See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                    THREE MONTHS ENDED MARCH 31
                                                                    ---------------------------
                                                                        1998          1997
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (2,689)      $ (1,916)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                          391            165
   Amortization of deferred compensation                                   80             12
   Shares of common stock issued for services                              --            102
   Unrealized loss on short-term investments                              (14)            --
   Changes in assets and liabilities:
     Accounts receivable                                                1,567           (126)
     Other current assets                                                 477             21
     Other assets                                                         (16)             1
     Accounts payable                                                      62           (299)
     Accrued processional fees                                            140            308
     Other current liabilities
                                                                         (171)            26
                                                                     --------       --------

Net cash used in operating activities
                                                                         (173)        (1,706)
                                                                     --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                (1,449)          (208)
Purchases of short-term investments                                   (33,930)            --
Maturities of short-term investments                                   45,000             --
                                                                     --------       --------
Net cash provided by (used in) investing activities                     9,621           (208)
                                                                     --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                 79              1
Cash proceeds from issuance of:
   Common stock                                                            --             12
Cash used to repurchase common stock                                       --             (1)
Principal payments on capital lease and loan obligations                  (60)           (62)
                                                                     --------       --------

Net cash provided by (used in) financing activities                        19            (50)
                                                                     --------       --------

Net increase in cash and cash equivalents                               9,467         (1,964)
Cash and cash equivalents at beginning of period                       23,204          6,707
                                                                     --------       --------

Cash and cash equivalents at end of period                           $ 32,671       $  4,743
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                                        $     33       $     43
                                                                     ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Issuance of 15,728 shares of common stock
 in exchange for legal services                                      $     --       $    102
                                                                     ========       ========

                            See accompanying notes.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of March 31, 1998, the statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.


2.       Cash, Cash Equivalents and Short-Term Investments

As of March 31, 1998, short-term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses reported in stockholders' equity. The following is a summary of available-for-sale securities as of March 31, 1998:


                                                       Gross           Gross
                                                    Unrealized       Unrealized     Estimated
    (in thousands)                      Cost           Gains          Losses       Fair Value
                                      --------      -----------      --------       --------
Money market funds                    $  6,984      $        --      $     --       $  6,984
Commercial paper                        32,691               --           (18)        32,673
Certificates of deposit                 14,498               --            (2)        14,496
Cash                                     1,378               --            --          1,378
                                      --------      -----------      --------       --------
                                      $ 55,551      $        --      $    (20)      $ 55,531
                                      ========      ===========      ========       ========
 Above amounts are included in
        the balance sheet as
        follows:
       Cash and cash equivalents      $ 32,677      $        --      $     (6)      $ 32,671
       Short-term investments           22,874               --           (14)        22,860
                                      --------      -----------      --------       --------
         Total:                       $ 55,551      $        --      $    (20)      $ 55,531
                                      ========      ===========      ========       ========


         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.


3.       Changes in Accounting Standards

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's short-term investments to be included in comprehensive income or loss. During the three months ended March 31, 1998 and 1997, the Company's comprehensive loss amounted to $2,703,000 and $1,916,000, respectively.

4.       Net Loss Per Share


     In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

     Basic pro forma net loss per share as presented in the Statements of Operations gives effect to the conversion of convertible preferred stock that automatically converted at the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

     A reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share follows:


                                                             MARCH 31,
                                                     ------------------------
                                                       1998            1997
                                                     --------       ---------
                                                       (in thousands except
                                                         per share amounts)

Net loss                                             $( 2,689)      $( 1,916)
                                                     ========       ========
Basic and Diluted
Weighted average shares of common stock
  outstanding                                          12,734          4,473
                                                     ========       ========
Basic and diluted net loss per share                 $(  0.21)      $(  0.43)
                                                     ========       ========

Pro Forma Basic and Diluted
Shares used in computing basic and diluted net
  loss per share                                                       4,473
Adjusted to reflect the effect of the assumed
  conversion of preferred stock                                        4,167
                                                                    ========
Shares used in computing pro forma basic
  and diluted net loss per share                                       8,640
                                                                    ========
Pro forma basic and diluted net loss per share                      $  (0.22)
                                                                    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 concerning existing and potential collaboration arrangements, royalties and other payments under existing and potential collaboration arrangements, and product development and sales and other statements. Such statements are based on Management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including but not limited to, the following: the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the time and cost involved in obtaining regulatory approvals for its diagnostics products; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; whether conditions to milestone payments are met and the timing of such payment or payments; and, other factors and risks detailed under the caption "Factors That May Impact Results" in the Company's 1997 Annual Report on Form 10-K.


Overview

The Company applies the proprietary DNA array technology of its HyX Platform to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its proprietary HyGenomics Database of partial human gene sequences is the largest such database in the world. The Company presently is collaborating with Chiron Corporation ("Chiron") to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors and with The Perkin-Elmer Corporation ("Perkin-Elmer") to commercialize HyChip products. The Company intends to establish additional collaborations in targeted disease categories. The Company is making available its HyGnostics Module for DNA testing of genetic and infectious disease and cancer to clinical reference laboratories.

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

Results of Operations

Contract Revenues. Contract and other revenues increased significantly to $2.7 million in the three months ended March 31, 1998 from $272,000 for the comparable period of 1997. All revenues recorded during the three months ended March 31, 1998 were earned in conjunction with the Company's research collaboration with Chiron. The Company receives minimum research payments under its collaboration agreement with Chiron which are recognized as revenue ratably over the contract term based on the specified funding level for each period. Contract revenues in the first three months of March 31, 1997 were received in conjunction with work performed under a grant from the National Institute of Standards and Technology ("NIST"). The Company recognized revenues under its NIST grant as research was performed. Work under the NIST grant was completed at December 31, 1997 and it is not anticipated that the Company will receive additional funding from NIST in the future. The recognition of revenues will vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain existing collaborations and obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Operating Expenses. Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $6.1 million and $2.2 million for the three months ended March 31, 1998 and 1997, respectively. This increase in expenses during the three months ended March 31, 1998 compared to the corresponding period in 1997, is due primarily to costs associated with the Company's collaboration with Chiron, and the associated scale-up of the Company's gene sequencing capacity from less than 100,000 partial human gene sequences per month during the first quarter of 1997 to more than one million partial human gene sequences per month at the end of 1997.

The research and development component of operating expenses increased to $4.1 million during the three months ended March 31, 1998 from $1.3 million during the comparable period of 1997. Increases in 1998 as compared to 1997 resulted primarily from expanded internal sequencing production and expanded sequencing production in connection with the collaboration with Chiron, the addition of scientific personnel and software and database development, and costs associated with protecting and increasing the Company's intellectual property. The Company expects to continue to expand research and development efforts in support of its gene sequencing and database development programs. Under the terms of the Company's collaboration agreement with Perkin-Elmer, the Company is also obligated to spend an aggregate of $5.0 million through May 1999 for the development of the chip component of the HyChip system. The Company spent approximately $2.2 million for the development of the chip component of the HyChip system from June 1997 through March 31, 1998. Of this amount, $504,000 was reimbursed to the Company under its NIST grant.

The general and administrative component of operating expenses increased to $2.1 million during the three months ended March 31, 1998 from $1.0 million during the comparable period of 1997. The increase between the periods was due in part to increased marketing and business development expenses, as well as the addition of management personnel and administrative staff to support the continued expansion of the Company's sequencing production and data analysis capabilities. In addition, for the three month period ended March 31, 1998, the Company's total legal expenses increased by approximately $436,000 (expenses related to new patent prosecution have been allocated to research and development) as compared to the same period in 1997, due primarily to costs associated with being a public company, and its suits filed against Affymetrix, Inc. in March and December 1997. Legal expenses relating to the Company's litigation with Affymetrix, Inc. are expected to increase over the next year.

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

Interest Income, Net. Net interest income increased to $799,000 during the three months ended March 31, 1998 from $49,000 for the comparable period in 1997. The increase in interest income during the three months ended March 31, 1998 as compared to the comparable period of 1997 resulted from larger cash and investment balances held by the Company primarily due to the realization of net proceeds from the Company's $17.5 million private placements and the net proceeds of the Company's initial public offering completed in 1997.

Net Loss. Since inception, the Company has incurred operating losses, and as of March 31, 1998, had an accumulated deficit of $17.5 million. The Company incurred a net loss for the three months ended March 31, 1998 of $2.7 million compared to a net loss of $1.9 million in the comparable period of 1997.

Liquidity and Capital Resources

As of March 31, 1998, the Company had $55.5 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash account, compared to $59.2 million at December 31, 1997 and $4.7 million at March 31, 1997. This increase in cash and investments from the corresponding quarter in 1997 was a result of the Company's initial public offering of 3.45 million shares of common stock completed in the third quarter of 1997 and private placements with Chiron and Perkin-Elmer in May and August 1997.

The Company has classified all of its investments as short-term as of March 31, 1998, as the Company's investments all mature in less than one year. Cash and investments are held currently in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million on deposit with the Company's primary bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $500,000 commencing in 2001 and will be further reduced by $500,000 each year thereafter provided the Company is not in default under the lease. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and will receive the interest earned thereon.

Net cash used in operating activities decreased to $173,000 during the three months ended March 31, 1998 from $1.7 million in the comparable period of 1997. The decrease in cash usage from operations for the first quarter of 1998 was due primarily to revenue received in conjunction with the Company's collaboration with Chiron.

The Company's investing activities, other than the purchase and sales of short-term investments, have consisted of capital expenditures, which totaled $1.4 million for the three months ended March 31, 1998 as compared to $208,000 for the comparable period of 1997. Capital expenditures increased in 1997 and through the first quarter of 1998 primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities, as well as expenditures related to the upgrade of the Company's new facility.

Net cash provided by financing activities increased to $19,000 for the three months ended March 31, 1998 as compared to a cash usage of $50,000 for the comparable period of 1997. This increase resulted primarily due to payments received on notes held by stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose.

                                     PART II

                                   HYSEQ, INC.
                             (A NEVADA CORPORATION)


ITEM 1.  LEGAL PROCEEDINGS.

     On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW ENE, U.S. District Court) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon these patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to these patents covering SBH technology. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. On August 1, 1997, an initial case management conference was held by the Court and a pre-trial schedule was entered by the Court. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken.

     On December 9, 1997, the Company filed a second lawsuit against Affymetrix which alleges infringement by Affymetrix of the Company's patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97-4469 THE) ("Hyseq II"). Like the Company's first action against Affymetrix, this action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix was served with a summons and complaint in the Company's new case on December 9, 1997. After the March 28, 1997 case management conference, the Court issued a case management order under which, like the June 9, 1997 case management order entered in Hyseq I, the parties will engage in pretrial discovery. The Company may incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Affymetrix or others and there can be no assurance that the Company will be successful in asserting its patent rights. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

         The Company is not a party to any other litigation that is expected to have a material effect on the Company or its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-209091) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 3,450,000 shares of Common Stock, including the underwriters' over-allotment which was exercised in full, all of which were issued and sold by the Company (the "Offering"). All of the shares covered by the Registration Statements were sold upon termination of the Offering in September 1997 to an underwriting syndicate managed by Lehman Brothers Inc. The shares sold by the Company were sold at an aggregate price to public of $48,300,000, netting $44,919,000 to the Company after underwriters' discount of $3,381,000. Since the effective date of the IPO Registration

Statements, the Company has incurred approximately $949,000 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $43,970,000 (the "Net Proceeds"). None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. Since the effective date of the IPO Registration Statements, the Net Proceeds have been applied to the following uses in the following estimated amounts:

Purchase and installation of capital equipment:              $ 2,429,000
Lease and improvement of real estate:                        $   505,000
Working Capital:                                             $13,320,000
Temporary Investment:                                        $27,716,000

The temporary investments specified above have consisted primarily of investment-grade commercial paper, bank CDs and other interest-bearing securities. None of the payments of proceeds mentioned above have been paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.  OTHER INFORMATION.

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits
                           Exhibit 27.0 Financial Data Schedule

                  (b)      Reports on Form 8-K
                           No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hyseq, Inc.  (Registrant)



                                        By: /s/ Christopher R.  Wolf
                                            ----------------------------------
                                            Christopher R.  Wolf
                                            Executive Vice President and
                                            Chief Financial Officer


Date: May 15, 1998

                                   HYSEQ, INC.

                                  EXHIBIT INDEX



27.0     Financial Data Schedule