Form 10-Q
period 1998-06-30
HYSEQ INC
filed 1998-08-14
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                       TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________



Commission File Number 0-22873

                                   Hyseq, Inc.
                                   -----------
             (Exact name of Registrant as specified in its charter)

                     Nevada                               36-3855489
                     ------                               ----------
       (State or other jurisdiction of                 (I.R.S.  Employer
       incorporation or organization)                 Identification Number)

                     670 Almanor Avenue, Sunnyvale, CA 94086
                     ---------------------------------------
          (Address of principal executive offices, including zip code)

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


                        Yes  X                         No
                           -----                         -----



             COMMON STOCK OUTSTANDING ON AUGUST 7, 1998: 12,925,222



                                  Page 1 of 18
                            Exhibit Index on Page 17

                                   HYSEQ, INC.

                                      INDEX


                                                                                               Page
PART I            Financial Information

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                  June 30, 1998, and December 31, 1997..........................................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months and Six Months Ended
                  June 30, 1998 and 1997........................................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1998 and
                  1997..........................................................................5

                  Notes to Condensed Consolidated Financial Statements..........................6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.................................................................8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...................12

PART II           Other Information

Item 1.           Legal Proceedings............................................................13

Item 2.           Change in Securities and Use of Proceeds.....................................13

Item 3.           Defaults Upon Senior Securities..............................................14

Item 4.           Submission of Matters to a Vote of Security Holders..........................14

Item 5.           Other Information............................................................15

Item 6.           Exhibits and Reports on Form 8-K.............................................15

SIGNATURES        .............................................................................16

EXHIBIT INDEX     .............................................................................17

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                         JUNE 30,          DECEMBER 31,
                                                                           1998                 1997*
                                                                       ------------        ------------
                                                                       (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $     11,500        $     23,204
     Short-term investments                                                  37,287              33,930
     Accounts receivable                                                      3,299               2,186
     Other current assets                                                       736                 904
                                                                       ------------        ------------
Total current assets                                                         52,822              60,224
Cash on deposit                                                               2,106               2,106
Equipment and leasehold improvements, net                                     5,929               3,947
Patents, licenses and other assets, net                                         663                 673
                                                                       ------------        ------------
                                                                       $     61,520        $     66,950
                                                                       ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $      1,466        $      1,571
     Accrued professional fees                                                1,302                 584
     Other current liabilities                                                  768                 907
     Current portion of lease and loan obligations                              309                 338
                                                                       ------------        ------------
Total current liabilities                                                     3,845               3,400

Noncurrent portion of capital lease and loan obligations                        498                 613
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                             --                  --
     Common stock
           Issued and outstanding shares - 12,925,222 and
             12,733,965 at June 30, 1998 and December 31, 1997,
             respectively                                                    82,339              81,795
     Notes receivable from stockholders                                      (3,503)             (3,658)
     Deferred compensation                                                     (286)               (445)
     Net unrealized gain (loss) on securities
       available-for-sale                                                       (17)                 (6)
     Accumulated deficit                                                    (21,356)            (14,749)
                                                                       ------------        ------------
Total stockholders' equity                                                   57,177              62,937
                                                                       ------------        ------------
                                                                       $     61,520        $     66,950
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

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                   ------------------------        ------------------------
                                                     1998            1997            1998             1997
                                                   --------        --------        --------        --------
Contract and other revenues                        $  2,680        $  1,134        $  5,363        $  1,406
Operating expenses:
   Research and development                           4,921           1,842           9,015           3,148
   General and administrative                         2,414             795           4,490           1,726
                                                   --------        --------        --------        --------
Total operating expenses                              7,335           2,637          13,505           4,874
                                                   --------        --------        --------        --------
Loss from operations                                 (4,655)         (1,503)         (8,142)         (3,468)
Interest income (expense), net                          737              85           1,536             134
                                                   --------        --------        --------        --------
Net loss                                           $ (3,918)       $ (1,418)       $ (6,606)       $ (3,334)
                                                   ========        ========        ========        ========

Basic and diluted net loss per share (1)           $  (0.31)       $  (0.33)       $  (0.52)       $  (0.76)
                                                   ========        ========        ========        ========

Shares used in computing basic and
  diluted net loss per share (1)                     12,769           4,251          12,751           4,362
                                                   ========        ========        ========        ========

Pro forma basic and diluted net
  loss per share (1)                                               $  (0.17)                       $  (0.39)
                                                                   ========                        ========
Shares used in computing pro forma basic and
  diluted net loss per share (1)                                      8,529                           8,585
                                                                   ========                        ========


(1) Basic and diluted net loss per share for the period ending June 30, 1997 has been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the Securities and Exchange Commission in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation.




                             See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                        1998            1997
                                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (6,606)       $ (3,334)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           819             344
   Amortization of deferred compensation                                   159              91
   Shares of common stock issued for services and equipment                 --             116
   Unrealized loss on short-term investments                               (11)             --
   Changes in assets and liabilities:
     Accounts receivable                                                (1,113)             13
     Other current assets                                                  167              (7)
     Other assets                                                          (39)           (507)
     Accounts payable                                                     (105)            722
     Accrued processional fees                                             718             598
     Other current liabilities                                            (139)             68
     Deferred revenue                                                       --              75
                                                                      --------        --------
Net cash used in operating activities                                   (6,150)         (1,821)
                                                                      --------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                 (2,751)         (1,055)
Purchases of short-term investments                                    (34,381)             --
Maturities of short-term investments                                    31,025              --
                                                                      --------        --------
Net cash used in investing activities                                   (6,107)         (1,055)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                 155              38
Cash proceeds from issuance of Series B preferred stock                     --          10,000
Cash proceeds from the issuance of common stock                            543              22
Cash used to repurchase common stock                                        --              (2)
Principal payments on capital lease and loan obligations                  (166)           (132)
Borrowings under capital lease/financing loan                               21             181
                                                                      --------        --------
Net cash provided by financing activities                                  553          10,107
                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                   (11,704)          7,231
Cash and cash equivalents at beginning of period                        23,204           6,707
                                                                      --------        --------
Cash and cash equivalents at end of period                            $ 11,500        $ 13,938
                                                                      ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                                         $     31        $     83
                                                                      ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Issuance of 15,728 shares of common stock in exchange for
legal services                                                           $----        $    102
                                                                      ========        ========
Issuance of 1,142 shares of common stock in exchange for
equipment                                                                $----        $     14
                                                                      ========        ========



                             See accompanying notes.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 1998, the statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Hyseq Diagnostics, Inc. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2.       Cash, Cash Equivalents and Short-Term Investments

As of June 30, 1998, short-term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses reported in stockholders' equity. The following is a summary of available-for-sale securities as of June 30, 1998:


                                                     Gross        Gross
                                                   Unrealized    Unrealized    Estimated
        (in thousands)                    Cost       Gains        Losses       FairValue
Cash                                    $    816       $-             $-        $    816
Certificates of deposit                   22,996        -            (10)         22,986
Commercial paper                          19,295        -             (7)         19,288
Money market funds                         5,697        -             --           5,697
                                        ------------------------------------------------
                                        $ 48,804       $-       $    (17)       $ 48,787
                                        ================================================
Above amounts are included in the
balance sheet as follows:
      Cash and cash equivalents         $ 11,501       $-       $     (1)       $ 11,500
       Short-term investments             37,303        -            (16)         37,287
                                        ------------------------------------------------
               Total:                   $ 48,804       $-       $    (17)       $ 48,787
                                        ================================================


         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

3.        Changes in Accounting Standards

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's short-term investments to be included in comprehensive income or loss. During the six months ended June 30, 1998 and 1997, the Company's comprehensive loss amounted to $6,617,000 and $3,334,000, respectively.


4.       Net Loss Per Share

     In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

     Basic pro forma net loss per share as presented in the Statements of Operations gives effect to the conversion of convertible preferred stock that automatically converted at the completion of the Company's initial public offering at August 1997 (using the if-converted method) from the original date of issuance.

     A reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share follows:


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
     (in thousands except per share amounts)                        JUNE30,                          JUNE30,
                                                            ------------------------        -------------------------
                                                              1998            1997            1998            1997
                                                            --------        --------        ----------       --------
Net loss ............................................       $ (3,918)       $ (1,418)       $   (6,606)      $ (3,334)
                                                            ========        ========        ==========       ========
Basic and Diluted
Weighted average shares of common
stock outstanding ...................................         12,769           4,251            12,751          4,362
                                                            ========        ========        ==========       ========

Basic and diluted net loss per share ................       $  (0.31)       $  (0.33)       $    (0.52)      $  (0.76)
                                                            ========        ========        ==========       ========

Pro Forma Basic and Diluted
Shares used in computing basic and diluted net
loss per share ......................................                          4,251                            4,362
Adjusted to reflect the effect of the assumed
conversion of preferred stock .......................                          4,278                            4,223
                                                                            --------                         --------
Shares used in computing pro forma basic and
diluted net loss per share ..........................                          8,529                           8,585
                                                                            ========                         ========

Pro forma basic and diluted net loss per share ......                       $  (0.17)                        $  (0.39)
                                                                            ========                         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 concerning existing and potential collaboration arrangements, royalties and other payments under existing and potential collaboration arrangements, and product development and sales and other statements. Such statements are based on Management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including but not limited to, the following: the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the time and cost involved in obtaining regulatory approvals for its diagnostics products; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; whether conditions to milestone payments are met for any future collaborative agreements and the timing of such payment or payments; and other factors and risks detailed under the caption "Factors That May Impact Results" in the Company's 1997 Annual Report on Form 10-K.

Overview

The Company applies the proprietary DNA array technology of its HyX Platform to develop gene-based therapeutic product candidates and diagnostic products and tests. The Company believes that its proprietary HyGenomics Database of partial human gene sequences is the largest such database in the world. The Company presently is collaborating with Chiron Corporation ("Chiron") to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors and with The Perkin-Elmer Corporation ("Perkin-Elmer") to commercialize HyChip products. Hyseq recently announced its first therapeutic product candidate, a new interleukin-1 gene, IL-1Hy273. In addition, the Company has filed for patent protection on over 95,000 new gene discoveries, and over 2,200 new gene discoveries related to solid tumor cancer as a result of the collaboration between Hyseq and Chiron. Perkin-Elmer and Hyseq also recently announced an "early access" program for the HyChip system. The Company intends to establish additional collaborations in targeted disease categories. The Company is making available its HyGnostics Module for DNA testing of genetic and infectious disease and cancer to clinical reference laboratories.

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

Results of Operations

    Three and Six Months Ended June 30, 1998 and 1997

Contract Revenues. Contract and other revenues were $2.7 million and $5.4 million for the three and six months ended June 30, 1998, compared to $1.1 million and $1.4 million for the comparable periods of 1997. All revenues recorded during the three and six months ended June 30, 1998 were earned in conjunction with the Company's research collaboration with Chiron. The Company receives minimum research payments under its collaboration agreement with Chiron, which are recognized as revenue based on the performance level for each period. The recognition of revenues may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain its existing collaborations or be able to obtain additional collaboration partners. The failure to maintain its existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Operating Expenses. Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $7.3 million and $13.5 million for the three and six months ended June 30, 1998, respectively, compared to $2.6 million and $4.9 million in the same periods of 1997. This increase in expenses during the three and six months ended June 30, 1998 compared to the corresponding period in 1997, is due primarily to the addition of scientific personnel, software and database development, the costs associated with the Company's collaborations with Chiron and UCSF, including the associated scale-up of the Company's gene sequencing capacity, intellectual property protection, as well as an increase in marketing and business development expenses, the addition of management personnel and administrative staff and expenses related to the new facility.

The research and development component of operating expenses increased to $4.9 million and $9.0 million during the three and six months ended June 30, 1998 from $1.8 million and $3.1 million during the comparable periods of 1997. Increases in 1998 as compared to 1997 resulted primarily from the addition of scientific personnel, software and database development, expanded internal sequencing production and expanded sequencing production in connection with the collaboration with Chiron, expenses associated with the UCSF collaboration, further development of the HyChip system, and costs associated with protecting and increasing the Company's intellectual property. The Company expects to continue to expand research and development efforts in support of its gene sequencing, functional genomics and database development programs. Under the terms of the Company's collaboration agreement with Perkin-Elmer, the Company is also obligated to spend an aggregate of $5.0 million through May 1999 for the development of the chip component of the HyChip system. The Company spent approximately $3.8 million for the development of the chip component of the HyChip system from June 1997 through June 30, 1998. Of this amount, $504,000 was reimbursed to the Company under its NIST grant during 1997.

The general and administrative component of operating expenses increased to $2.4 million and $4.5 million during the three and six months ended June 30, 1998 compared to $0.8 million and $1.7 million during the same periods of 1997. The increase between the periods was due in part to increased marketing and business development expenses, as well as the addition of management personnel and administrative staff to support the expansion of the Company's sequencing production, expanded functional genomics department and data analysis capabilities, and increase expenses related to the new expanded facility. In addition, for the six month period ended June 30, 1998, the Company's total legal expenses increased by approximately $1.3 million (expenses related to new patent prosecution have been allocated to research and development) as compared to the same period in 1997, due primarily to its suits filed against Affymetrix, Inc. in March and December 1997 and costs associated with being a public company. Legal expenses relating to the Company's litigation with Affymetrix, Inc. are expected to increase over the next year.

As the Company expands its production and commercialization efforts, operating expenses are expected to increase as a result of several factors including but not limited to: (i) additional software development and enhancements and increased work on gene discovery and functional genomics in connection with development of potential therapeutic product candidates and diagnostic tests;
(ii) the continued expansion of its HyGenomics Database; (iii) expanded research into new applications of its technologies; (iv) the expansion of marketing capabilities with respect to its HyGnostics Module and collaborations; and (v) new technology development expenses relating to the HyChip Module and other products.

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

Interest Income, Net. Net interest income increased to $737,000 and $1.5 million during the three months and six months ended June 30, 1998 from $85,000 and $134,000 for the same periods in 1997. The increase in interest income during the six months ended June 30, 1998 as compared to the comparable period of 1997 resulted from larger cash and investment balances held by the Company primarily due to the realization of net proceeds from the Company's $17.5 million private placements in May and August 1997, and the net proceeds of the Company's initial public offering completed in August 1997.

Net Loss. Since inception, the Company has incurred operating losses, and as of June 30, 1998, had an accumulated deficit of $21.4 million. The Company incurred a net loss for the three months and six months ended June 30, 1998 of $3.9 million and $6.6 million, respectively, compared to a net loss of $1.4 million and $3.3 million in the comparable periods of 1997.

Liquidity and Capital Resources

As of June 30, 1998, the Company had $48.8 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash account, compared to a total of $59.2 million at December 31, 1997 and $14.0 million at June 30, 1997. This increase in cash and investments from the corresponding quarter in 1997 was a result of the Company's initial public offering of 3.45 million shares of common stock completed in the third quarter of 1997 and private placements with Chiron and Perkin-Elmer in May and August 1997.

The Company has classified all of its investments as short-term as of June 30, 1998, as the Company's investments all mature in less than one year. Cash and investments are held currently in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million on deposit with the Company's primary bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $500,000 commencing in 2001 and will be further reduced by $500,000 each year thereafter provided the Company is not in default under the lease. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives the interest earned thereon.

Net cash used in operating activities increased from $1.8 million during the six months ended June 30, 1997 to $6.2 million in the comparable period of 1998. The increase in net cash used in operating activities for the six months of 1998 was due primarily to increases in personnel to support gene sequencing, database development programs, functional genomics and corporate development and marketing, general corporate matters, litigation and legal expenses associated with defending and expanding its proprietary rights.

The Company's investing activities, other than the purchase and sales of short-term investments, have consisted of capital expenditures, which totaled $2.8 million for the six months ended June 30, 1998 as compared to $1.1 million for the comparable period of 1997. The capital expenditures increase in the first half of 1998 is primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities, as well as expenditures related to the installation of production facilities for the HyChip and expansion of bioinformatics and lab space at the Company's new facility.

Net cash provided by financing activities decreased to $0.6 million for the six months ended June 30, 1998 as compared to net cash of $10.1 million for the comparable period of 1997. Net cash provided by financing activities for the six months ended June 30, 1998 reflects primarily payments received on notes held by shareholders and on issuance of common stock related to the exercise of options and warrants. Net cash provided by financing activities of $10.1 million during the first half of 1997 reflects primarily the $10.0 million in net proceeds from the private placement of Series B Preferred Stock with Chiron and Perkin-Elmer.

The Company expects that existing capital resources will be sufficient to support the Company's operations through 1999. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of financial commitments involved in such arrangements. There can be no assurance that the Company will be able to establish additional collaborations or that such collaborations will produce revenues, which together with the Company's cash, cash equivalents and short-term investments, will be adequate to fund the Company's operations. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaboration partners; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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


Purchase and installation of capital equipment:                     $ 2,963,000*
Lease and improvement of real estate:                               $ 1,272,000*
Working Capital:                                                    $20,080,000
Temporary Investment:                                               $19,655,000


         *These amounts include expenses related to the further development of the HyChip Module and the "early access" program for the HyChip in addition to expenses related to the expansion of the Company's functional genomics program to develop potential therapeutic products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company held its Annual Meeting of Stockholders on May 18, 1998. At that meeting, in addition to the election of the Class II members of the Board of Directors, five proposals were voted upon. The proposals and the results of the voting are as follows:

                  1. The following persons were nominees for election as Class II Directors, each to hold office for a term as outlined in the proxy statement and until his or her successor is duly elected and qualified. Each such Director received the number of votes set opposite his or her respective name:


                            Nominee               For            Percent     Withheld       Percent
                            -------               ---            -------     --------       -------
                      Raymond F. Baddour       9,282,671          72.90       28,810          0.20
                      Greta E. Marshall        9,282,871          72.90       26,610          0.20

                      THE AFORESAID NOMINEES HAVE BEEN ELECTED AS CLASS II DIRECTORS FOR THE TERM SET FORTH IN THE PROXY STATEMENT.

                  2. The proposal to ratify the selection of Ernst & Young L.L.P. as independent auditors for the 1998 fiscal year received the following votes.

                                                         Percentage of
                                                          Outstanding    Percentage of
                                         Votes               Shares       Total Votes
                                         -----               ------       -----------
                      For              9,075,241             71.27          97.49
                      Against              2,700              0.02           0.03
                      Abstain            230,540              1.81           2.48


                      THE FOREGOING PROPOSAL WAS APPROVED.

                  3. The proposal to continue the Stock Option Plan (the "1995") as required by Section 162(m) of the Internal Revenue Code of 1986, as amended and to amend the 1995 Plan, including amendment to increase the number of shares authorized thereunder received the following votes:

                                                              Percentage of
                                                               Outstanding    Percentage of
                                           Votes                 Shares        Total Votes
                                           -----                 ------        -----------
                      For                7,023,315               55.16            87.75
                      Against              953,719                7.49            11.92
                      Abstain               26,900                0.21             0.33

                     THE FOREGOING PROPOSAL WAS APPROVED.

                  4. The proposal to amend the Non-Employee Director Plan
                     received the following votes:


                                                            Percentage of
                                                             Outstanding     Percentage of
                                           Votes                Shares        Total Votes
                                           -----                ------        -----------
                      For                7,195,625               56.51            89.55
                      Against              794,254                6.24             9.88
                      Abstain               45,502                0.36             0.57

                     THE FOREGOING PROPOSAL WAS APPROVED.

                  5. The proposal to approve and Employee Stock Purchase Plan received the following votes:


                                                             Percentage of
                                                              Outstanding     Percentage of
                                           Votes                 Shares        Total Votes
                                           -----                 ------        -----------
                      For                7,805,922               61.31            97.14
                      Against              216,507                1.70             2.69
                      Abstain               12,952                0.10             0.17

                      THE FOREGOING PROPOSAL WAS APPROVED.

                  6. The proposal to amend the 1995 Plan and the Directors Plan to accelerate vesting of options upon a change of control received the following votes:


                                                             Percentage of
                                                              Outstanding    Percentage of
                                           Votes                 Shares       Total Votes
                                           -----                 ------       -----------
                      For                7,912,984               62.14            98.48
                      Against               87,257                0.69             1.09
                      Abstain               35,140                0.28             0.43

                      THE FOREGOING PROPOSAL WAS APPROVED.

ITEM 5.  OTHER INFORMATION.

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits
                           Exhibit 27.0 Financial Data Schedule

                  (b)      Reports on Form 8-K
                           No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HYSEQ, INC.
                                              (Registrant)



                                              By:/s/ Christopher R.  Wolf
                                                 ----------------------------
                                                 Christopher R.  Wolf
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date: August 7, 1998

                                   HYSEQ, INC.

                                  EXHIBIT INDEX


                                                                    Page No.
27.0     Financial Data Schedule                                      18