Form 10-Q
period 1998-09-30
HYSEQ INC
filed 1998-11-16
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                       TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission File Number 0-22873

                                   Hyseq, Inc.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Nevada                                36-3855489
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                     670 Almanor Avenue, Sunnyvale, CA 94086
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 524-8100
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]    No [ ]

COMMON STOCK OUTSTANDING ON November 9, 1998: 12,926,722


                                  Page 1 of 18
                            Exhibit Index on Page 17

                                   HYSEQ, INC.

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I          Financial Information

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at September 30, 1998, and
                December 31, 1997..........................................................   3

                Condensed Consolidated Statements of Operations for the Three Months
                and Nine Months Ended September 30, 1998 and 1997..........................   4

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1998 and 1997..........................................   5

                Notes to Condensed Consolidated Financial Statements.......................   6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations..............................................................   8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.................. 12

PART II         Other Information

Item 1.         Legal Proceedings........................................................... 13

Item 2.         Change in Securities and Use of Proceeds.................................... 13

Item 3.         Defaults Upon Senior Securities............................................. 14

Item 4.         Submission of Matters to a Vote of Security Holders......................... 14

Item 5.         Other Information........................................................... 14

Item 6.         Exhibits and Reports on Form 8-K............................................ 15

SIGNATURES      ............................................................................ 16

EXHIBIT INDEX   ............................................................................ 17

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998              1997*
                                                                              -------------     ------------
                                                                               (unaudited)
                                     ASSETS
    Current assets:
         Cash and cash equivalents                                               $ 10,558          $ 23,204
         Short-term investments                                                    31,963            33,930
         Accounts receivable                                                        2,526             2,186
         Other current assets                                                       1,210               904
                                                                                 --------          --------
    Total current assets                                                           46,257            60,224
    Cash on deposit                                                                 2,106             2,106
    Equipment and leasehold improvements, net                                       6,932             3,947
    Patents, licenses and other assets, net                                           676               673
                                                                                 --------          --------
                                                                                 $ 55,971          $ 66,950
                                                                                 ========          ========
                         LIABILITIES AND STOCKHOLDERS'
                                     EQUITY
Current liabilities:
         Accounts payable                                                        $  1,290          $  1,571
         Accrued professional fees                                                  1,021               584
         Other current liabilities                                                    874               907
         Current portion of lease and loan obligations                                318               338
                                                                                 --------          --------
    Total current liabilities                                                       3,503             3,400

    Noncurrent portion of capital lease and loan obligations                          653               613
    Commitments and contingencies
    Stockholders' equity:
         Preferred stock                                                               --                --
         Common stock
               Issued and outstanding shares -- 12,926,722 and 12,733,965
                at September 30, 1998 and December 31, 1997, respectively          82,341            81,795
         Notes receivable from stockholders                                        (3,503)           (3,658)
         Deferred compensation                                                       (206)             (445)
         Net unrealized gain (loss) on securities available-for-sale                    7                (6)
         Accumulated deficit                                                      (26,824)          (14,749)
                                                                                 --------          --------
    Total stockholders' equity                                                     51,815            62,937
                                                                                 --------          --------
                                                                                 $ 55,971          $ 66,950
                                                                                 ========          ========

* The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


                             See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -----------------------       -----------------------
                                                          1998           1997           1998           1997
                                                        --------       --------       --------       --------
Contract  revenues                                      $  1,352       $  2,360       $  6,715       $  3,766
Operating expenses:
   Research and development                                4,969          3,285         13,984          6,433
   General and administrative                              2,601          1,234          7,091          2,960
                                                        --------       --------       --------       --------
Total operating expenses                                   7,570          4,519         21,075          9,393
                                                        --------       --------       --------       --------
Loss from operations                                      (6,218)        (2,159)       (14,360)        (5,627)
Interest income (expense), net                               750            537          2,286            671
                                                        --------       --------       --------       --------
Net loss                                                $ (5,468)      $ (1,622)      $(12,074)      $ (4,956)
                                                        ========       ========       ========       ========
Basic and diluted net loss per share (1)                $  (0.42)      $  (0.18)      $  (0.94)      $  (0.84)
                                                        ========       ========       ========       ========
Shares used in computing basic and
  diluted net loss per share (1)                          12,926          8,902         12,809          5,875
                                                        ========       ========       ========       ========

Pro forma basic and diluted net loss per share (1)                     $  (0.13)                     $  (0.50)
                                                                       ========                      ========
Shares used in computing pro forma basic and
  diluted net loss per share (1)                                         12,417                         9,862
                                                                       ========                      ========

(1) Basic and diluted net loss per share for the three and nine months ending September 30, 1997 has been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the Securities and Exchange Commission in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation.

                             See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                           1998               1997
                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(12,074)          $ (4,956)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            1,293                602
   Amortization of deferred compensation                                      239                170
   Shares of common stock issued for services and equipment                    --                116
   Unrealized gain/(loss) on short-term investments                            13                 (8)
   Changes in assets and liabilities:
     Accounts receivable                                                     (340)            (2,213)
     Other current assets                                                    (306)              (187)
     Other assets                                                             (60)               (76)
     Accounts payable                                                        (281)             1,242
     Accrued processional fees                                                437                701
     Other current liabilities                                                (33)               732
     Deferred revenue                                                          --                 75
                                                                         --------           --------
Net cash used in operating activities                                     (11,112)            (3,803)
                                                                         --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                    (4,221)            (2,122)
Purchases of short-term investments                                       (37,094)           (22,956)
Maturities of short-term investments                                       39,062                 --
                                                                         --------           --------
Net cash used in investing activities                                      (2,253)           (25,078)
                                                                         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                    155                112
Cash proceeds from issuance of Series B preferred stock                        --             17,500
Cash proceeds from the issuance of common stock                               545             43,948
Cash used to repurchase common stock                                           --                 (2)
Principal payments on capital lease and loan obligations                     (262)              (208)
Borrowings under capital lease/financing loan                                 281                181
                                                                         --------           --------
Net cash provided by financing activities                                     719             61,531
                                                                         --------           --------

Net increase (decrease) in cash and cash equivalents                      (12,646)            32,650
Cash and cash equivalents at beginning of period                           23,204              6,707
                                                                         --------           --------
Cash and cash equivalents at end of period                               $ 10,558           $ 39,357
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                                            $     98           $    122
                                                                         ========           ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Issuance of 15,728 shares of common stock in exchange
 for legal services                                                      $     --           $    102
                                                                         ========           ========
Issuance of 1,142 shares of common stock in exchange
  for equipment                                                          $     --           $     14
                                                                         ========           ========

                             See accompanying notes.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 1998, the statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Hyseq Diagnostics, Inc. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2.       Cash, Cash Equivalents and Short-Term Investments

As of September 30, 1998, short-term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses reported in stockholders' equity. The following is a summary of available-for-sale securities as of September 30, 1998:

                                                        Gross          Gross
                                                      Unrealized     Unrealized       Estimated
                                           Cost         Gains          Losses         Fair Value
                                         --------     ----------     ----------       ----------
                                                             (in thousands)
Cash                                     $  2,740        $ --         $     --         $  2,740
Certificates of deposit                    21,518          10               --           21,528
Commercial paper                           14,828          --               (3)          14,825
Money market funds                          3,428          --               --            3,428
                                         --------        ----         --------         --------
                                         $ 42,514        $ 10         $     (3)        $ 42,521
                                         ========        ====         ========         ========
Above amounts are included in the
  balance sheet as follows:

      Cash and cash equivalents          $ 10,561        $ --         $     (3)        $ 10,558
       Short-term investments              31,953          10               --           31,963
                                         --------        ----         --------         --------
               Total:                    $ 42,514        $ 10         $     (3)        $ 42,521
                                         ========        ====         ========         ========

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

3.       Changes in Accounting Standards

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's short-term investments to be included in comprehensive income or loss. During the nine months ended September 30, 1998 and 1997, the Company's comprehensive loss amounted to $12,061,000 and $4,964,000, respectively.

4.       Net Loss Per Share

         In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

         Basic pro forma net loss per share as presented in the condensed consolidated statements of operations gives effect to the conversion of convertible preferred stock that automatically converted at the completion of the Company's initial public offering at August 1997 (using the if-converted method) from the original date of issuance.

         A reconciliation of shares used in the calculation of basic net loss per share and pro forma net loss per share follows:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ------------------------         ------------------------
                                                         1998            1997             1998            1997
                                                       --------        --------         --------        --------
                                                                  (in thousands except per share amounts)
Net loss                                               $ (5,468)       $ (1,622)        $(12,074)       $ (4,956)
                                                       ========        ========         ========        ========
Basic and Diluted
Weighted average shares of common stock
   outstanding                                           12,926           8,902           12,809           5,875
                                                       ========        ========         ========        ========
Basic and diluted net loss per share                   $  (0.42)       $  (0.18)        $  (0.94)       $  (0.84)
                                                       ========        ========         ========        ========
Pro Forma Basic and Diluted

Shares used in computing basic and diluted net
  loss per share                                                          8,902                            5,875
Adjusted to reflect the effect of the assumed
  conversion of preferred stock                                           3,515                            3,987
                                                                       --------                         --------
Shares used in computing pro forma basic
  and diluted net loss per share                                         12,417                            9,862
                                                                       ========                         ========
Pro forma basic and diluted net loss per share                         $  (0.13)                        $  (0.50)
                                                                       ========                         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 concerning existing and potential collaboration arrangements, royalties and other payments under existing and potential collaboration arrangements, and product development and sales and other statements. Such statements are based on Management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including but not limited to, the following: the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the time and cost involved in obtaining regulatory approvals for its pharmaceutical or other products; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims including the costs associated with its ongoing litigation with Affymetrix; competing technological and market developments; whether conditions to milestone payments are met for any future collaborative agreements and the timing of such payment or payments; and other factors and risks detailed under the caption "Factors That May Impact Results" in the Company's 1997 Annual Report on Form 10-K.

Overview

The Company applies the proprietary DNA array technology of its HyX platform primarily to develop gene-based therapeutic product candidates. The Company believes that its proprietary HyGenomics Database of partial human gene sequences is the largest such database in the world. The Company presently is collaborating with Chiron Corporation ("Chiron") to develop therapeutics, diagnostic molecules and vaccines relating to solid tumors, with The Perkin-Elmer Corporation ("Perkin-Elmer") to commercialize HyChip products, and with the pharmaceutical division of the Kirin Brewery Co. Ltd. ("Kirin") to target, develop and commercialize novel genes involved in cell growth regulation from specific cell lines supplied by Kirin. In July 1998, Hyseq announced its first therapeutic product candidate, a rare gene that is a member of the interleukin-1 family, IL-1Hy273. In addition, the Company has filed for patent protection on over 150,000 new gene discoveries, including rarely expressed genes and over 2,200 new gene discoveries related to solid tumor cancer as a result of the collaboration between Hyseq and Chiron. Perkin-Elmer and Hyseq also recently announced an "early access" program for the HyChip system. The Company intends to establish additional collaborations, including collaborations involving its gene discoveries.

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

Results of Operations

    Three and Nine Months Ended September 30, 1998 and 1997

Contract Revenues. Contract revenues were $1.4 million and $6.7 million for the three and nine months ended September 30, 1998, compared to $2.4 million and $3.8 million for the comparable periods of 1997. All revenues recorded during the three and nine months ended September 30, 1998 were earned in conjunction with the Company's research collaboration with Chiron. Approximately $235,000 and $641,000 of the revenue for the three and nine month periods ended September 30, 1997 were received as part of the Company's NIST grant, with the balance primarily resulting from the Chiron collaboration. The Company receives minimum research payments under its collaboration agreement with Chiron, which are recognized as revenue based on the performance level for each period. The recognition of revenues may vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain its existing collaborations or be able to obtain additional collaboration partners. The failure to maintain its existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Operating Expenses. Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $7.6 million and $21.1 million for the three and nine months ended September 30, 1998, respectively, compared to $4.5 million and $9.4 million in the same periods of 1997. This increase in expenses during the three and nine months ended September 30, 1998 compared to the corresponding period in 1997, is due primarily to the addition of scientific personnel, software and database development, the costs associated with the Company's collaborations with Chiron and UCSF, including the associated scale-up of the Company's gene sequencing capacity, intellectual property protection, including expenses associated with the Company's ongoing litigation with Affymetrix, as well as an increase in marketing and business development expenses, the addition of management personnel and administrative staff and expenses related to the new facility.

The research and development component of operating expenses increased to $5.0 million and $14.0 million during the three and nine months ended September 30, 1998 from $3.3 million and $6.4 million during the comparable periods of 1997. Increases in 1998 as compared to 1997 resulted primarily from the addition of scientific personnel, software and database development, expanded internal sequencing production and expanded sequencing production in connection with the collaboration with Chiron, expenses associated with the UCSF collaboration, further development of the HyChip system, and costs associated with protecting and increasing the Company's intellectual property. The Company expects to continue to expand research and development efforts in support of its gene sequencing, functional genomics and database development programs. Under the terms of the Company's collaboration agreement with Perkin-Elmer, the Company is also obligated to spend an aggregate of $5.0 million through May 1999 for the development of the chip component of the HyChip system. The Company has incurred direct and indirect costs of approximately $5.0 million for the development of the chip component of the HyChip system from June 1997 through September 30, 1998. Of this amount, $504,000 was reimbursed to the Company under its NIST grant during 1997.

The general and administrative component of operating expenses increased to $2.6 million and $7.1 million during the three and nine months ended September 30, 1998 compared to $1.2 million and $3.0 million during the same periods of 1997. The increase between the periods was due in part to increased marketing and business development expenses, as well as the addition of management personnel and administrative staff to support the expansion of the Company's sequencing production, expanded functional genomics department and data analysis capabilities, and an increase in expenses related to the new expanded facility. In addition, for the nine month period ended September 30, 1998, the Company's total legal expenses increased by approximately $2.4 million (expenses related to new patent prosecution have been allocated to research and development) as compared to the same period in 1997, due primarily to its suits filed against Affymetrix, Inc. in March and December 1997,and the Affymetrix suit filed against the Company in August 1998, and costs associated with being a public company. Legal expenses relating to the Company's litigation with Affymetrix, Inc. may increase over the next several months as the case is expected to go to trial in the second half of 1999.

As the Company expands its production and commercialization efforts, operating expenses are expected to increase as a result of several factors including but not limited to: (i) additional software development and enhancements and increased work on gene discovery and functional genomics in connection with development of potential therapeutic product candidates and diagnostic tests;
(ii) the continued expansion of its HyGenomics Database; (iii) expanded research into new applications of its technologies; (iv) the expansion of marketing capabilities with respect to its collaborations; and (v) new technology development expenses relating to the HyChip Module and other products.

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

Interest Income, Net. Net interest income increased to $750,000 and $2.3 million during the three months and nine months ended September 30, 1998 from $537,000 and $671,000 for the same periods in 1997. The increase in interest income during the nine months ended September 30, 1998 as compared to the comparable period of 1997 resulted from larger cash and investment balances held by the Company primarily due to the realization of net proceeds from the Company's $17.5 million private placements in May and August 1997, and the net proceeds of the Company's initial public offering completed in August 1997.

Net Loss. Since inception, the Company has incurred operating losses, and as of September 30, 1998, had an accumulated deficit of $26.8 million. The Company incurred a net loss for the three months and nine months ended September 30, 1998 of $5.5 million and $12.1 million, respectively, compared to a net loss of $1.6 million and $5.0 million in the comparable periods of 1997.

Liquidity and Capital Resources

As of September 30, 1998, the Company had $42.5 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash account, compared to a total of $59.2 million at December 31, 1997 and $62.3 million at September 30, 1997. This decrease in cash and investments from the corresponding quarter in 1997 resulted from expenses related to expanding operations, ongoing costs associated with the patent litigation, increased personnel, expansion of functional genomics capability and the substantial completion of its HyChip(TM) production facility.

The Company has classified all of its investments as short-term as of September 30, 1998, as the Company's investments all mature in less than one year. Cash and investments are held currently in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million on deposit with the Company's primary bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $500,000 commencing in 2001 and will be further reduced by $500,000 each year thereafter provided the Company is not in default under the lease. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives the interest earned thereon.

Net cash used in operating activities increased from $3.8 million during the nine months ended September 30, 1997 to $11.1 million in the comparable period of 1998. The increase in net cash used in operating activities for the nine months of 1998 was due primarily to increases in personnel to support gene sequencing, database development programs, functional genomics and corporate development and marketing, general corporate matters, litigation and legal expenses associated with defending and expanding its proprietary rights.

The Company's investing activities, other than the purchase and sales of short-term investments, have consisted of capital expenditures, which totaled $4.2 million for the nine months ended September 30, 1998 as compared to $2.1 million for the comparable period of 1997. The capital expenditures increase in the first nine months of 1998 is primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities, as well as expenditures related to the build out of the HyChip production facility and expansion of bioinformatics and lab space at the Company's new facility.

Net cash provided by financing activities decreased to $0.7 million for the nine months ended September 30, 1998 as compared to net cash of $61.5 million for the comparable period of 1997. Net cash provided by financing activities for the nine months ended September 30, 1998 reflects primarily payments received on notes held by shareholders and on issuance of common stock related to the exercise of options and warrants. Net cash provided by financing activities of $61.5 million during the first half of 1997 reflects primarily the $17.5 million in net proceeds from the private placement of Series B Preferred Stock and Common Stock with Chiron and Perkin-Elmer, and the net proceeds of the Company's initial public offering completed in August 1997.

The Company believes that existing capital resources and anticipated revenue from existing collaborative partners will be sufficient to support the Company's operations into the second half of the year 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of financial commitments involved in such arrangements. There can be no assurance that the Company will be able to establish additional collaborations or that such collaborations will produce revenues, which together with the Company's cash, cash equivalents and short-term investments, will be adequate to fund the Company's operations. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaboration partners; the Company's research and development activities; competing technological and market developments; the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights including the costs associated with the ongoing patent litigation with Affymetrix. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Year 2000 Compliance

The Year 2000 problem or "Y2K" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its vendors' or collaborators' computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process data or engage in certain business activities.

Based on a recent assessment, the Company believes that its bioinformatics software and internal IT systems are Year 2000 compliant. The Company has developed most of its bioinformatics in-house during the last three years, and has been aware of the Y2K issue. As a result, the Company's proprietary software is Year 2000 compliant. The Company is currently assessing the status of its software and hardware, including embedded chips, used in its production line. Affected systems may include certain older robotic technologies. The Company expects to have this analysis completed by the end of 1998 and to complete remediation of any affected systems by the end of the third quarter of 1999. Hyseq is currently assessing its non-IT systems with respect to Year 2000 compliance.

Due to the recent upgrade of the Company's accounting systems and software, and based on representations of the manufacturer, the Company believes that its accounting systems are Year 2000 compliant.

The Company is in the process of sending letters to its vendors, collaborators and other third parties regarding their Year 2000 compliance. To date, the Company has identified areas that are supplied by third party vendors that are not in compliance with respect to the Year 2000 issue. The Company is evaluating the costs to upgrade and/or replace these systems and expects to have these systems Year 2000 complaint by the third quarter of 1999. However, the Company does not believe the failure to upgrade or replace these systems would have a material adverse effect on the Company's business, financial condition and results of operations.

Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade and maintain business systems as necessary, it is currently not anticipated that the "Year 2000" issue or related costs will have a material adverse effect on the Company's business, financial condition and results of operations. However, disruptions in the economy generally resulting form Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for any purpose.

                                     PART II

                                   HYSEQ, INC.
                             (A NEVADA CORPORATION)

ITEM 1. LEGAL PROCEEDINGS.

     On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW ENE, U.S. District Court) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon these patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to these patents covering SBH technology. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. On August 1, 1997, an initial case management conference was held by the Court and a pre-trial schedule was entered by the Court. The claims construction hearing is scheduled to be held on November 17th and 18th, 1998 and a further case management conference is scheduled for January 15, 1999. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken.

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

      On August 18, 1998, Affymetrix filed suit against the Company alleging that the Company infringed two of Affymetrix's U.S. patents, No. 5,795,716 and 5,744,305 (Case C-98-013192 FMS). This action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of another U.S. Patent, No. 5,800,992. The Company believes that the suit is without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

         The Company is not a party to any other litigation that is expected to have a material effect on the Company or its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (a) Not applicable.

            (b) Not applicable.

            (c) Not applicable.

            (d) On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-209091) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 3,450,000 shares of Common Stock, including the underwriters' over-allotment which was exercised in full, all of which were issued and sold by the Company (the "Offering"). All of the shares covered by the Registration Statements were sold upon termination of the Offering in September 1997 to an underwriting syndicate managed by Lehman Brothers Inc. The shares sold by the Company were sold at an aggregate price to public of $48,300,000, netting $44,919,000 to the Company after underwriters' discount of $3,381,000. Since the effective date of the IPO Registration Statements, the Company has incurred approximately $949,000 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $43,970,000 (the "Net Proceeds"). None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. Since the effective date of the IPO Registration Statements, the Company estimates that it has used a portion of the net proceeds of the offerings as follows: (i) develop potential therapeutic product candidates and diagnostic tests and products while continuing to expand its HyGenomics Database, $12.5 million, (ii) develop its HyChip Module and related products, $3.1 million, (iii) invest in capital equipment and lease additional space to increase sequencing capacity, $2.2 million, (iv) working capital and other general corporate purposes, $9.7 million, and (v) temporary investments, $16.5 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5. OTHER INFORMATION.

            In October 1998, the Company entered into a collaboration with Kirin Brewery Co., Ltd. of Japan in which Hyseq will use its proprietary Gene Discovery platform to target novel genes involved in cell growth regulation from proprietary cell lines provided by Kirin. Kirin and Hyseq will co-develop and co-market pharmaceutical products emanating from the collaboration.

Under the terms of the agreement, Kirin will pay Hyseq $3.0 million for the initial phase of the collaboration. Kirin will pay additional amounts for milestones related to the clinical development and commercialization of pharmaceutical products from the collaboration in Kirin territories. The two-year collaboration is exclusive to the discovery of genes from the proprietary cell lines provided to Hyseq by Kirin. Hyseq will also receive royalties from the sale of pharmaceutical products in Kirin territories. In addition, Hyseq will retain rights to 100% of all North American profits from sales of all pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin will have equivalent marketing rights in Asia and Oceania to pharmaceutical products developed from the collaboration. Kirin and Hyseq will share rights to all profits equally in Europe and in the rest of the world.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits

                Exhibit 27.0 Financial Data Schedule

            (b) Reports on Form 8-K

                    On July 31, 1998, the Company filed a Current Report on Form
                8-K relating to the Company's Stockholders' Rights Plan. No other Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYSEQ, INC.
                                       (Registrant)

                                       By: /s/ Christopher R. Wolf
                                           -------------------------------------
                                           Christopher R.  Wolf
                                           Executive Vice President and
                                           Chief Financial Officer


Date: November 9, 1998

                                   HYSEQ, INC.

                                  EXHIBIT INDEX

                                                                        Page No.
                                                                        --------
27.0     Financial Data Schedule                                           18