Form 10-K405
period 1998-12-31
HYSEQ INC
filed 1999-03-22
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   [MARK ONE]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Yes [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 5, 1999 was $36,935,934, based on the last sale price as reported by The Nasdaq Stock Market.

As of March 5, 1999, the Registrant had 12,981,352 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Items 10, 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders to be held on May 24, 1999.

                                     PART I

ITEM 1.  BUSINESS

Many of the statements in this section, including those made in "Factors that May Impact Results," below and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K are forward looking. These may be identified by words such as "believe," "expect," "anticipate," "should," "estimated" and "potential" among others. These forward looking statements are based on our current expectations which could differ significantly from those discussed in the forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. Forward-looking statements involve risks and uncertainty. Hyseq is a registered trademark and service mark of the Company. HyChip, HyGenomics, HyProfile, HyPace, HyGnostics and GET are trademarks and HyX and ProbeSure are service marks of the Company.

GENERAL

Hyseq, Inc. (the "Company" or "Hyseq") is a biopharmaceutical company with a growing pipeline of product candidates in its genomics-based HyProfile portfolio. The primary product candidates are expressed proteins of novel rare genes discovered through applications of the Company's proprietary HyX platform in conjunction with work performed by its Functional Genomics, Protein Purification and Bioinformatics Groups. The Company believes its high-throughput HyX platform, which has an average DNA analysis rate of more than 1,000,000 DNA samples per month per production line, gives it a statistical advantage in finding novel rare genes. The Company believes such genes have greater potential commercial value because they may regulate normal and disease physiology. Hyseq's HyProfile portfolio includes many of these rare genes and their expressed proteins.

The Company's core business is the development of biopharmaceutical product candidates, using its novel rare genes as a foundation, with a primary emphasis on cardiovascular ("CV"), hematopoietic ("HP") and immunological ("IM") products. On a broader scale, the Company also has gene discovery efforts in CV, central nervous system ("CNS") and infectious disease ("ID") product areas. Management expects to select one to five product candidates which are biologically active homologs of CV, HP or IM pharmaceutical products, with the intent of identifying one of these for clinical trials initially and partnering or licensing out the others. The Company has discovered a significant number of novel rare genes, including a family of promising CV anti-clotting product candidates announced in 1999 (CD39 Gene Family Members announced in February
1999) and promising HP and IM candidates announced in 1998 (IL-1Hy273 announced in July 1998 and DFHy144 announced in December 1998).

The Company searches for rare genes in its proprietary HyGenomics database that already contains more than 10,000,000 partial human gene sequences and is believed to be the largest of its kind in the world. The Company believes that the continued growth of its HyGenomics database and HyProfile portfolio has generated a range of commercial opportunities for product development. The Company has filed patent applications on over 175,000 partial and full length gene sequences. In order to prioritize these novel rare genes as potential product candidates, the Company ranks genes and their products for additional assays and research in order of potential commercial importance. This ranking is also utilized to determine which gene product candidates should be made available for partnerships and licenses, while reserving important core business candidates for the future.

The Company's overall goal is to have a growing revenue base from collaborations incorporating gene products in various stages of development, while reserving for itself candidates that offer the best opportunities for commercialization in the CV, HP or IM areas. The Company has gene discovery collaborations with Chiron Corporation ("Chiron") in solid tumor cancers and Kirin Brewery, Ltd. ("Kirin") in discovery of novel rare genes from certain Kirin cell lines. The Company is developing its HyChip products for sale through a collaboration with The PE Corporation (formerly known as The Perkin-Elmer Corporation, "PE").

COMMERCIALIZATION STRATEGY

The Company's strategy for commercialization is to apply the expertise of its Functional Genomics, Protein Purification and Bioinformatics Groups to development of products from its large-scale gene discovery program and to establish collaborations to facilitate development and commercialization activities. Hyseq believes that this product research- and partner-driven approach creates significant operational and financial advantages for the Company and may accelerate commercial development of new therapeutic and diagnostic products. The Company's primary commercialization focus is on generating revenues from gene discovery and gene-related product candidate collaborations and sales of HyChip products.

Collaborations. The Company has a collaboration with Chiron in solid tumor cancers. The collaboration requires Chiron to make payments of milestones, research funding, royalties, up-front payments and license fees. The Company has a collaboration with Kirin which requires the Company to apply its gene discovery technology to Kirin cell lines in the discovery of novel genes from those cell lines. The Company retained exclusive marketing rights in North America and co-marketing rights in the rest of the world (excluding Asia and Oceania) for discoveries from the Kirin collaboration. The Company is collaborating with PE to sell its HyChip products.

Gene Products. As indicated in the overview, the Company's core business is the development of biopharmaceuticals using its novel rare genes as a foundation, with the primary emphasis on CV, HP and IM products. On a broader scale, the Company also has a significant number of novel gene discoveries in CNS and ID product areas. The Company isolates and patents genes coding for soluble factors including those that are novel homologs of existing gene-based products in these disease areas. The proteins expressed by its novel, soluble factor homologs in these areas are put through functional genomics assays to determine whether they are biologically active. The novel genes and their expressed proteins that are shown to be biologically active are added to the Company's HyProfile database for sale to third parties, for contribution to joint ventures or for further development by the Company.

HyPace Cardiovascular and Polymorphism Databases. The Company is developing its HyPace cardiovascular and polymorphism databases in conjunction with the University of California San Francisco ("UCSF"). In constructing the HyPace databases, the Company and UCSF are conducting population genetic and pharmacogenomic research on genes that may have important roles in the development of cardiovascular and related diseases. The Company believes the HyPace database will be the largest polymorphism and pharmacogenomics project in terms of amount of sequence data generated and will assist future users of the databases in thoroughly understanding the roles of genes, gene mutations and polymorphisms that may lead to diseases of the cardiovascular system.

HyChip Products. The Company is developing its HyChip products for sale through a collaboration with PE. The HyChip system utilizes arrays of a complete set of DNA probes in conjunction with a target-specific cocktail of labeled probes to identify nucleotide differences between a reference and test sample. The Company believes a major advantage of the HyChip system is that, because the chip contains all possible probes, it can be used to sequence DNA from any source. The HyChip system is therefore universal, meaning that one chip is applicable for a wide variety of targets and there is no need to determine the sequence of a target and then prepare a customized chip. The design employs a universal set of probes which permit arrays to be developed at low density, combining the benefits of low cost and ease of manufacturing with those of high accuracy and reliability. Other existing technologies require previous knowledge of the sequence and of the mutations to design the chip, and more than one chip may have to be made for each targeted gene. In 1998, the collaboration announced its Early Access Program through which a limited number of participants have access to the preliminary version of the HyChip system for certain research and diagnostic applications. Build-out of the Company's HyChip production facility has been substantially completed. The Company is also using HyChip products for internal purposes during the Early Access Program.

COMPANY TECHNOLOGY

The Company believes its technology has greater analytical flexibility because of its ability to sequence genes at multiple levels of completeness from intermittent sequencing for gene identification and gene expression studies to partial sequencing for motif searches to complete sequencing for diagnostics. The Company believes that its sequencing capacity and flexibility to sequence genes at multiple levels of completeness, make it appropriate for a large number of therapeutic and diagnostic applications. The sequence information from DNA samples enables the Company to track a gene's role and activity in disease conditions and, hence, to evaluate the gene as a potential therapeutic candidate.

The Company believes that its ability to process millions of samples per month and sequence billions of bases per year represents a fundamental advance in performing genomic experimentation, gene discovery, gene function analyses and diagnostic testing in commercial-scale volumes, providing, for the first time, all active genes in a cell. These combined technologies enable the Company to conduct a range of genomic applications, including gene identification, expression level determination, gene interaction studies, polymorphism screening, diagnostic testing and genetic mapping, on one integrated platform.

The Company vigorously pursues patents to protect its intellectual property. As of March 5, 1999, the Company had filed patent applications covering over 175,000 gene discoveries identified in Hyseq's gene discovery program. The Company also has pending patent applications covering apparatus and other methods for genomic research. The Company has six issued U.S. patents covering apparatus, processes and methods.

GENOMICS AND DISEASE

Genes are the hereditary units that control the structure, health and function of all organisms. The study of genes and their functions has led to the development of products and services for diverse markets ranging from health care to agriculture. In 1998, industry sales of human gene-based products, including erythropoietin, a protein that stimulates the production of red blood cells ("EPO"), human insulin, granulocyte colony stimulating factor and tissue plasminogen activator, totaled over $13.3 billion. Genomics, the study of all genetic information of organisms, is a growing field that is expected to lead to the development of additional gene-based therapeutics like EPO, small molecules and other drugs and diagnostic tests for detection of genetic conditions.

A gene comprises a series of groupings of three bases on a DNA strand that encodes specific amino acids which, in turn, combine to form proteins. Gene "sequencing" is the process of determining the order in which these bases are linked together to form a gene. Scientists believe that approximately 10% of human DNA comprises genes, with most of the remaining 90% being of unknown function. The process by which a gene directs the production of a protein is known as gene expression. The human genome has been estimated to contain approximately 150,000 genes which encode proteins.

Detailed knowledge of gene sequences that encode missing, defective or abnormally expressed proteins and an understanding of gene interactions in disease conditions offer the potential to develop novel therapeutic products and diagnostic tests. Genomics provides the basis for developing drugs designed to replace missing or defective proteins or to deactivate or limit the effect of proteins that are present at excessive levels. Drugs also may be designed to supplement proteins produced by normal genes. For example, anemia can be treated by injecting a patient with EPO. Drugs also may be designed to remedy the effects of defective genes by affecting their expression. In addition, diagnostic tests for diseases can be developed by determining gene sequences that predispose individuals to gene-related diseases.

Several genomic applications, including (i) polymorphism screening, (ii) gene expression level studies, and (iii) gene identification, can provide critical insight into understanding disease and developing for therapeutic products and diagnostic tests. Polymorphism screening involves sequencing the same gene in each member of a population of healthy and diseased individuals to find naturally occurring variations or "polymorphisms" in the gene sequence and correlating those polymorphisms with the disease condition. Expression level studies compare the levels at which genes are expressed in healthy and diseased individuals to correlate differences with the disease condition. Gene identification can be used to find genes expressed at low levels. Such genes are said to be "rarely" expressed because their corresponding mRNA is rarely found in tissue samples. Because proteins expressed by rarely expressed genes, such as EPO, are more effective in small quantities than proteins expressed by highly expressed genes, they represent attractive candidates for potential therapeutic products.

THE COMPANY'S RARE GENE AND GENE FAMILY DISCOVERY PROGRAM

Throughout 1997 and 1998, the Company focused the gene discovery applications of its proprietary high-throughput technology on identifying rare genes and gene pathways and monitoring gene expression associated with the normal processes of development, differentiation and activation, as well as abnormal changes in gene expression associated with diseases. With this focus, the Company has built its HyGenomics database of partial human sequences which it believes to be the world's largest with over 10,000,000 partial human DNA sequences. In the second half of 1998, the Company's focus progressed to the creation of proprietary product opportunities with the growth of its HyProfile database of genes and the expressed proteins of those genes. Many of Company's rare gene products in the HyProfile database are soluble factors and receptors, molecules that regulate normal and disease state physiology. In addition to its announced IL-1, DDF and CD39 Family Member proteins, Hyseq is identifying as potential therapeutic targets molecules which include interleukins, chemokines, growth factors, stem cell factors, interferons, integrins, hormones and their receptors. This process involves the purification of proteins encoded by cDNAs of interest, the creation of cell lines that express specific receptors of interest, and the testing of the effects of purified proteins in cell and tissue-based in vitro assays. During 1999, the Company expects to work with partners to study the effects of the purified proteins in animals.

CD39 Gene Family Members

In February 1999, the Company announced that potential anti-clotting products may be produced by Hyseq proprietary genes in the family of human ectopyrases, also known as the CD39 family. These potential anti-clotting products could help prevent or treat blood vessel blockage that can cause cardiovascular disease such as heart attacks and strokes. Hyseq consolidated its international position in the CD39 family-derived products by acquiring certain exclusive rights from Imperial Cancer Research Technology, Ltd., a wholly-owned subsidiary of England's Imperial Cancer Research Fund. Hyseq identified naturally soluble forms of ectoapyrases that in the past had only been genetically engineered. The natural form may be superior to the engineered form because naturally soluble forms of ectoapyrases are less likely to generate adverse reactions and may be more effective.

IL-1Hy273

In July 1998, the Company announced a new interluekin-1 gene, IL-1Hy273, and the protein it produces. The Company believes that the protein may have therapeutic applications in the treatment of inflammatory disease and is focusing research on the protein's potential ability to disrupt the process of inflammation in such diseases as rheumatoid arthritis and inflammatory bowel disease. Chronic inflammatory diseases represent a serious worldwide health issue. According to industry sources, rheumatoid arthritis and inflammatory bowel disease affect approximately four million people in the United States alone and may account for over four billion dollars in annual drug sales within the next four years.

DDFHy144

In December 1998, the Company announced that a protein product from its proprietary DDFHy144 gene may be effective in increasing the efficiency of vaccines and in the development of new vaccines for diseases for which vaccines are currently not available. The dendritic differentiation factor protein ("DDF") is a protein product from our HyProfile Portfolio. The Company is exploring the licensing of DDF for use in vaccine development processes as well as marketing it as a reagent to pharmaceutical and biotechnology companies with vaccine programs. If the protein product proves commercially viable, such uses should permit sales without the need for extensive regulatory review.

Genetic engineering technology has accelerated the growth of the vaccine market in the past decade. In 1997, the reported global vaccine market was worth an estimated $3.7 billion, with annual sales in the U.S. of over $1.1 billion. Yet the new vaccines, while promising in their potential to address serious conditions which have not previously been amenable to conventional vaccine development, sometimes are not sufficiently immunogenic. This means that they are unable to produce the strength of immune system response needed to generate full protection. Dendritic cells produced using the DDF protein could serve to stimulate the immune system, helping these vaccines to achieve their clinical and commercial potential.


COLLABORATIVE AND OTHER ARRANGEMENTS

Chiron Corporation. In May 1997, the Company entered into an exclusive collaboration with Chiron. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor cancer therapeutics, diagnostic molecules and vaccines. The collaboration has an initial term of three years and can be extended at Chiron's option for two additional two-year periods. Chiron paid a nonrefundable $1 million up-front licensing fee upon signing the agreement and guaranteed payment of a minimum of $8.5 million in the first year and $5.5 million in each of the two years thereafter in connection with the Company's research on Chiron tissue sample libraries. The agreement requires the Company to generate data at a specified level per year which, if not met, could result in the Company's breach of the agreement. Chiron has the exclusive right to commercialize any solid tumor products resulting from the collaboration. The Company will receive royalties on any such products. Pursuant to the terms of a stock purchase agreement, Chiron concurrently made an equity investment of $5.0 million in shares of the Company's Series B Preferred Stock which converted automatically to shares of Common Stock immediately prior to the completion of Hyseq's initial public offering (the "IPO"). Chiron also purchased shares of Common Stock directly from the Company concurrently with the IPO for an aggregate purchase price of $2.5 million. As of March 5, 1999, Hyseq has processed in excess of 5,000,000 samples for Chiron and the collaboration has resulted in the filing of patent applications covering in excess of 6,500 gene discoveries. Chiron recently announced that it has identified 31 gene targets that are consistently different in highly melastatic versus non-melatastic cancer. The Company believes this announcement demonstrates its ability to produce results for its partners. Hyseq retains rights in such gene discoveries outside the field of solid tumors.

Kirin Brewery, Company Ltd. In October 1998, Hyseq and the pharmaceutical division of Kirin Brewery Co, Ltd. of Japan entered into a collaboration in which Hyseq uses its proprietary Gene Discovery platform to target novel genes from specific cell lines provided by Kirin. Hyseq retained rights to 100% of North American profits from sales of all pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin will have equivalent marketing rights in Asia and Oceania. Kirin and Hyseq will share rights to all profits equally in Europe and in the rest of the world.

The PE Corporation. In May 1997, the Company entered into an agreement with PE to combine the Company's super chip technology with PE's life science system capabilities to commercialize HyChip products (collectively, the "HyChip System"). Pursuant to the terms of the agreement, the Company was obligated to commit $5.0 million to further development of the Company's "chip" component of the HyChip System, which commitment was satisfied in 1998 and included $504,000 reimbursed to the Company under a prior NIST grant. PE is also obligated to commit certain funds for development of the overall system. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to termination. The agreement contemplates that the design, development and manufacture of the HyChip "chip" will be under the direction of the Company, while design, development and manufacture of the system will be under the direction of PE. HyChip products are being distributed in the Early Access Program through PE's Biosystems Division. In June 1997, PE made an equity investment of $5.0 million in shares of the Company's Series B Preferred Stock which converted automatically to shares of Common Stock immediately prior to the completion of the Company's initial public offering. PE also purchased shares of Common Stock directly from the Company concurrently with the IPO for an aggregate purchase price of $5.0 million.

University of California San Francisco. In February 1998, the Company entered into an agreement with UCSF to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. The Company believes this will be the largest polymorphism and pharmacogenomic project in terms of amount of sequence data generated to thoroughly understand the roles of genes, gene mutations and polymorphisms that may lead to diseases of the cardiovascular system. Under the agreement, UCSF researchers are collecting DNA samples from up to 20,000 genetically diverse individuals. The Company believes an important component of the project is that many of these samples are accompanied by results from angiogram, ultrasound and biochemical tests, allowing a direct comparison of genetic information with clinical histories. DNA samples will be sequenced and annotated and proprietary sequence databases owned by the Company will be created. The Company believes that the resulting information will create the largest cardiovascular polymorphism database with the potential to identify genetic traits in heart disease, hypertension and diabetes. Hyseq has the exclusive rights from UCSF to commercialize the proprietary sequence databases derived from this collaboration.

DEVELOPING AND PROCESSING PRODUCT OPPORTUNITIES

The Company's program begins with the preparation of cDNA libraries from normal and abnormal human tissues. A library is comprised of cDNA derived from samples of mRNA expressed in a particular tissue. The Company's libraries reflect the relative abundance of the various mRNAs expressed in each tissue. The Company isolates and purifies individual cDNA fragments from each library for sequence analysis to identify the structure and possible function of genes. The Company sequences a portion of each cDNA, which the Company believes is often sufficient to identify the expressed gene and represents the best method for rapid gene discovery. The Company uses such information to analyze changes in gene expression associated with development, differentiation and disease processes primarily in CV, HP and IM diseases. The novel rare genes that come out of this process are then studied for possible product opportunities.

The Company's research and product development activities have been organized groups, including the following:

Gene Discovery Group. The Gene Discovery Group is responsible for preparing biological samples and cDNA libraries, extracting and amplifying DNA, performing sequencing reactions using the Company's HyX Platform, managing production information and monitoring sequencing quality. The Company maintains an average DNA analysis rate of over 1,000,000 DNA samples per month. The group has developed technologies that streamline the Company's efforts to fully sequence genes of interest in a high-throughput fashion. Based on results, the Company believes its proprietary HyGenomics database is rich in genes with no similarities to previously characterized genes and, more importantly many of them are rarely expressed. These novel rare genes may have potential commercial value because they encode for homologs of known genes of commercial value as well as yet undescribed biological activities.

Bioinformatics. The Bioinformatics Group is responsible for the processing, storage, analysis, and retrieval of biological information at Hyseq. Members of the Group include computer scientists, biologists, mathematicians, and statisticians who use the latest computational tools and information technologies. Bioinformatics refers to the use of computers to process, analyze, store and retrieve biological information. The Company believes it has one of the largest sets of human gene sequences, and also uses its computer system to access publicly available gene sequences. The Company's high capacity computer system has been designed for ease of use by research scientists, who readily access the system through desktop computers. The Bioinformatics Group develops systems for high-volume data capture and analysis to support the Company's research and collaborative efforts. All transactions occur on a Hyseq's secure research network featuring hundreds of processors and over one terabyte of online NFS data. The Bioinformatics Group applies advanced sequence data analysis techniques to identify candidate genes for biological screening and drug development. Daily, the gene discovery analysis pipeline processes over 1 GB of image data representing over 10,000,000 hybridization events. With the calculation of over 2 x 10(13) pairwise comparisons to date, HyGenomics database is the world's largest collection of gene clusters, comprising more than 10,000,000 partial sequences. The Bioinformatics Group develops detailed information characterizations for ESTs generated from samples in the gene cluster database for use by the Functional Genomics Group.

Other efforts include polymorphism analyses and disease association studies for Hyseq's pharmacogenomic projects; and software development and support for the Hyseq - PE HyChip Early Access program. The division supports collaborative relationships with the delivery of software, databases, training and support. The Company believes that its proprietary Bioinformatics system is an important asset for the identification and creation of gene-based product opportunities.

Functional Genomics and Protein Purification. The Company's Functional Genomics and Protein Purification Group seeks to identify and evaluate genes that may be useful for the creation of therapeutic protein drugs, small molecule drugs, gene therapy, antisense treatments and diagnostic products. The Group identifies and evaluates genes, which encode proteins that in turn may be useful as biopharmaceutical products and determines the activities of purified therapeutic protein candidates on cells in tissue cultures. When comparative analysis indicates that a gene encodes a potential therapeutic protein, this group isolates the corresponding full-length cDNA, determines its pattern of tissue expression and its entire coding sequence. Hyseq's goal is to develop high-throughput methods to link these potentially valuable genes to important disease states, thereby creating therapeutic and diagnostic tools for the medical community. The Functional Genomics Group tests for in vitro and in vivo activity of therapeutic protein candidates and is also responsible for safety studies. The division is responsible for preclinical animal testing of the Company's therapeutic protein product candidates and employs a number of standard assays for determining biological function. The Company intends to utilize contract research organizations to conduct toxicology, pathology and clinical trials on the Company's lead therapeutic protein product candidates. The Group also provides proteins in a form suitable for in vitro and in vivo testing. The Protein Purification Group has available bacterial, insect and mammalian expression systems that express proteins. The Company generally expects to provide highly purified proteins to collaborators for further analysis once activity is determined.

HYSEQ TECHNOLOGY

The Company believes that its technology represents a significant advance in analyses such as gene identification, expression level determination, gene interaction studies, polymorphism screening and diagnostic testing. These analyses generate information for the HyGenomics database and the HyProfile portfolio, which the Company intends to utilize independently and with collaboration partners to develop therapeutic products and diagnostics tests.

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

The Company believes that effective polymorphism screening, which is an element of genomic experimentation and diagnostic testing, requires the ability to sequence billions of bases per year. The Company presently can analyze batches of approximately 50,000 DNA samples that can be 1,000 bases in length each (up to approximately 50,000,000 total bases per batch).

Identification of Rarely Expressed Genes. Scientists believe that rarely expressed genes encode regulatory proteins of all kinds, including receptors and hormones. Because rarely expressed genes are represented by far fewer copies of mRNA in a given tissue sample than highly expressed genes, large numbers of cDNAs may have to be analyzed before the cDNA of a rarely expressed gene is found. The Company believes that its high throughput significantly enhances its ability to analyze the large number of cDNAs necessary to find rarely expressed genes. Out of the hundreds of thousands of mRNAs present in a typical tissue sample, only a few copies of mRNA for rarely expressed genes are present. The Company's technology can identify a copy of mRNA that appears only once per cell in such a tissue sample.

Greater Flexibility

The Company believes that determining a gene's function is a critical step in patenting and commercializing a gene or gene product. The Company believes that the flexibility of its technology, which allows researchers to obtain the appropriate level of functional information from motifs, gene expression studies, polymorphism studies and complete sequences, is expected to accelerate the characterization of function. Unlike prevailing technologies, the Company's technology ability to sequence genes at multiple levels of completeness makes it appropriate for a large number of therapeutic and diagnostic applications. Using software commands, the level of completeness can be adjusted from intermittent sequencing for gene identification and expression level determination to partial sequencing for motif searches to complete sequencing for diagnostics. For example, in scanning sequences associated with a growth factor function, the Company can screen millions of DNA samples for the presence of a growth factor motif without completely sequencing the samples.


High Degree of Accuracy

The Company believes that SBH is highly accurate because SBH technology compiles multiple overlapping sequences of bases for each DNA sample, thereby providing multiple verifications of each base in a sequence in one run as opposed to the three to eight runs typically required for comparable accuracy in gel sequencing. Accuracy is critical in patenting genes because a patent claim containing inaccurate sequence information can nullify the protection intended by the patent. In diagnostics, accuracy is critical to avoiding misdiagnoses and possible injury to patients. Additionally, the Company's HyGnostics module and HyChip system can accurately sequence mutations in the form of insertions or deletions of bases.

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

HyGenomics Database. The Company compiles the DNA sequence information it generates in its HyGenomics database where the information is compared against other sequences in the database and sequences of known genes and proteins in public databases. The Company believes that information generated by these comparative analyses may facilitate the development of potential therapeutic products and diagnostic tests. The Company believes that its proprietary HyGenomics database of more than 10,000,000 partial human gene sequences is the largest such database in the world.

Polymorphism Screening and Pharmacogenomics. By correlating a polymorphism with a specific condition, polymorphism screening can be used to determine the significance of gene regions to the function of the gene as a whole. This correlation assists in targeting pharmaceuticals to appropriate regions of gene products (e.g., to a binding site of a receptor). In a polymorphism study, the more types of sequences that are screened, the more information regarding variability is obtained. Pharmacogenomic analysis identifies individual patients who benefit from specific drugs in a safe and efficient way. Hyseq's high-throughput HyGnostics module is designed to sequence numerous samples simultaneously. The Company believes that conducting a successful polymorphism or pharmacogenomic sequencing study requires the ability to sequence billions of bases per year, which the HyGnostics module can provide more cost-effectively than other technologies. The Company's collaboration with UCSF in cardiovascular and related diseases has been designed to capitalize on this high-throughput capacity.

Infectious Diseases. The Company believes that its proprietary DNA array technology has the potential to significantly improve the understanding of infectious diseases and thereby advance their diagnosis and treatment. Hyseq currently is using a version of the HyChip system internally for research applications and is developing HyChip products for commercial applications with PE. It is estimated that 5.8 million individuals worldwide were infected with HIV in 1997 bringing the worldwide total of people living with HIV to 30 million. Approximately 30,986 individuals in the United States were diagnosed with AIDS in 1997. Mutations in the HIV genome have been correlated with the success of various therapies, and rapid mutation in the HIV genome is an indicator of progression of the disease. Using the HyChip system, the Company has conducted tests in which it has scored all one million possible probes 10 bases in length on HIV sequence samples. The Company believes this is the first time that a set of probes capable of complete sequencing of all mutations has been reported to be applied to HIV sequence samples. In addition, complete SBH sequencing of HIV sequence samples has been performed on the HyGnostics module using probes seven bases in length.

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

The Company believes that its ability to compete in genomics is dependent, in part, upon its ability to continue to improve technology to permit more rapid identification of genes while improving its bioinformatics capacity for analyzing gene sequences and identifying the possible function of the genes sequenced. While the Company believes that its technology provides a significant competitive advantage, any one of the Company's competitors may discover and establish a patent position in one or more genes which the Company has identified and designated as a product candidate. Loss of its SBH patent rights also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages. Further, any potential products based on genes identified by the Company ultimately will face competition both from companies developing gene-based products and from companies developing other forms of treatment for diseases which may be caused by, or related to, genes identified by the Company. There can be no assurance that research and development by others will not render the products which the Company or its collaboration partners may develop, obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by the

Company or its collaboration partners, or that any therapy developed by the Company or its collaboration partners will be preferred to any existing or newly developed technologies. In addition, certain of the Company's collaboration partners could, in the future, become competitors. Competition in this field is expected to intensify.

In the area of chip products, the Company competes primarily with Affymetrix, Inc. ("Affymetrix"). See "--Litigation," regarding the Company's litigation against Affymetrix. Additionally, although the Company is collaborating with PE to develop HyChip products for commercial applications, PE presently markets gel sequencers that are used by third parties to compete with the Company in gene discovery and diagnostics. The Company believes that its ability to compete in the chip arena will depend primarily upon its ability to demonstrate that the HyChip system can provide higher levels of accuracy and a lower cost than other prevailing technologies. Additionally, although the Company believes that the ability of the HyChip system to accommodate new tests through software modifications will be attractive to clinical reference laboratories, biochips such as those being marketed by Affymetrix may be competitive for certain applications.

PATENTS AND PROPRIETARY TECHNOLOGY

Patent Rights Relating to Technology

Hyseq holds six United States patents with claims covering the methods and applications for SBH, apparatus and processes. Hyseq also has pending several patent applications covering SBH technology and its applications in diagnostics, as well as applications covering apparatus and processes. If granted, these pending applications would provide supplementary protection in related areas of potential interest.

Patent Rights Relating to Genes

Hyseq files for patent protection on commercially relevant genes and their products and partial gene sequences. Through March 5, 1999, the Company has filed for patent protection on more than 175,000 gene discoveries. The patenting of genes is a well recognized commercial practice in the United States. For example, hundreds of gene targets (not including many times that number of constructions containing genes) have been patented by others, including valuable human genes such as those encoding EPO (patent owned by Amgen, Inc.), granulocyte colony stimulating factor (patent owned by Amgen, Inc.), tissue plasminogen activator (patent owned by Genentech, Inc.), immune interferon (patent owned by Genentech, Inc.), interleukin-2 muteins (patent owned by Chiron) and leukocyte interferon (patent owned by Biogen, Inc.). Many more are claimed in patent applications, including patent applications filed by competitors such as Human Genome Sciences, Inc.

There are certain court decisions indicating that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. Despite the recent position of the United States Patent and Trademark Office (the "Patent Office") that partial sequences are patentable, the Company believes that there is significant risk that patents will not issue based on patent disclosures limited to partial gene sequences. Even if patents issue on the basis of partial gene sequences, there is uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. The Company believes that SBH technology enables complete sequencing of genes more rapidly and cost effectively than other existing technologies. The Company also believes that its technology facilitates correlation between gene sequences and gene functions. Information about the function of the gene products provides the critical information for obtaining patents that Hyseq's competitors may lack. Hyseq believes that this information would be useful for satisfying the current requirements for obtaining patents on genes in the manner followed by the biotechnology companies over the past 10 years. See "Factors That May Impact Results -- Dependence upon Proprietary Rights; Risks of Infringement."

LICENSED TECHNOLOGY

In 1994, the Company acquired an exclusive license from Arch Development Corporation, a not-for-profit corporation affiliated with the University of Chicago that manages The Argonne National Laboratories ("Argonne"), to further develop and use certain SBH super chip improvements developed by one of the Company's chief scientists while he was at Argonne. The Company was required to spend a total of $2.5 million, directly or indirectly, through grants and other sources of funding, to the development of super chip improvements by June 30, 1998, which condition was satisfied during 1997. In addition, the Company began paying limited royalties commencing in July 1997. The Company applied the proceeds of a three-year, $2.0 million NIST grant to development of the super chip technology. The Company's HyChip system, which is being developed for commercial applications with PE, utilizes the Company's super chip technology.

GOVERNMENT REGULATION

The FDA regulates drugs, biologics and medical devices under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and premarket clearance or approval of products subject to regulation. The Company presently plans to develop drugs or biologicals primarily through collaborations with third parties who would be responsible for obtaining regulatory approval or clearance. The Company believes that HyChip products sold as diagnostic products will be subject to regulation as medical devices when commercial sales for clinical use commence. The Company is not presently pursuing, but may determine to pursue, directly the development of therapeutic and other diagnostic products requiring regulatory approval or clearance.

The Company believes that any pharmaceutical products that may be developed will be regulated by the FDA as drugs or biologicals. Additionally, any diagnostic products developed are likely to be regulated as medical devices or biologicals. The following is a discussion of the government regulation to which the Company or collaboration partners may become subject.

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

Approval of Diagnostic Products. In the United States, the FDA regulates, as medical devices, most diagnostic tests and in vitro reagents that are marketed as finished test kits or equipment. Some clinical laboratories, however, purchase individual reagents intended for specific analyses, and, using those reagents, develop and prepare their own finished diagnostic tests. Although the FDA has not generally exercised regulatory authority over these individual reagents or the finished tests prepared from them by the clinical laboratories, the FDA has recently proposed a rule that, if adopted, would regulate reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under the Clinical Laboratory

Improvement Amendments ("CLIA") as high-complexity laboratories. The Company may market some diagnostic products, including its HyChip products, as finished tests or equipment and others as individual reagents; consequently, some or all of these products may be regulated as medical devices.

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

Customers using the Company's diagnostic devices for clinical use in the United States may be regulated under CLIA. CLIA is intended to ensure quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel, qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex"), and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using certain of the Company's diagnostic products. Therefore, there can be no assurances that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on the Company by limiting the potential market for diagnostic products.

Post-Approval Requirements. Even if regulatory approvals for the Company's product candidates are obtained, the products and the facilities manufacturing the products are subject to continued review and periodic inspection. Each drug and device manufacturing establishment in the United States must be registered with the FDA. Domestic manufacturing establishments are subject to biannual inspections by the FDA and must comply with the FDA's cGMP regulations. The Company also may be required to comply with standards prescribed by various other federal, state and local regulatory agencies in the United States as well regulatory agencies in other countries. In complying with cGMP regulations, manufacturers must expend funds, time and effort to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. The Company and its collaboration partners will need to comply with cGMP regulations to manufacture HyChip diagnostic products for sale to third parties.

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

HUMAN RESOURCES

As of March 5, 1999, the Company had 195 full-time equivalent employees, including 175 scientists. Forty-three employees hold Ph.D.s or are M.D.s. No employees are represented by unions. The Company believes that relations with its employees are good.

FACTORS THAT MAY IMPACT RESULTS

-    Unproved Ability To Commercialize Gene-Based Products.

           The Company and its collaboration partners have not developed any commercial products using the genes it has discovered to date. Before any therapeutic products are available to the public, further research, development and testing will need to be done. Moreover, the Company or its collaboration partners will need to obtain regulatory approval before any products may be released. The Company has spent and expects to continue to spend significant amounts of time and money in determining the function of genes; the first step in developing commercial products. There are no guarantees that the Company with or without its collaboration partners will ever develop a commercially viable product from its gene discoveries.

           Product development is risky because of many factors including (1) the possibility that a product is toxic, defective or unreliable; (2) the product candidate may fail to gain regulatory clearance; (3) the product candidate may be hard to manufacture on a large scale or uneconomical to market;
(4) competitors may develop a superior product; or (5) other people's or companies' copyrights and/or patents may preclude the Company from marketing a product.

           If the Company does not develop a commercially viable product based on the genes it has discovered, then the Company would suffer a material adverse effect on its business, financial condition and operating results.

-    Dependence Upon Collaborative Arrangements.

           The Company plans to develop products based on its discovered genes primarily through collaborative arrangements with collaboration partners. The Company teams up with the other companies to take advantage of their expertise. The collaboration partners are responsible for obtaining regulatory approvals from applicable government agencies and for the eventual marketing of the product both domestically and internationally. There is no guaranty that the Company will keep its current collaboration partners or that the Company can forge new relationships with new partners on terms favorable to the Company. The Company depends upon the partners performing their responsibilities successfully. In addition, there is no guaranty that the efforts of the Company and its collaboration partners will produce commercially viable products even if the Company and its collaboration partners spend considerable time and money. In addition, there is no guaranty that collaboration partners will remain collaboration partners or will not become partners with the Company's competitors. The Company currently must spend a considerable amount of time and money to establish new collaborations. Thus, if the Company loses one of its partners, it would cause a materially adverse effect on the Company's business, financial condition and operating results.

-    Uncertainties Related to Certain Technological Approaches.

           The Company currently is developing the HyChip system with its collaboration partner, PE. The HyChip system presently is available only through the Early Access Program. As the HyChip system undergoes further development, the Company may find problems. The Company may not improve the products enough so that they can successfully market the HyChip products. Further, the HyChip products compete against other chip products and well-established technologies. The Company cannot predict the outcome of these uncertainties.

-    Limited History of Operations.

           The Company began operations in the fourth quarter of 1994. Investors do not have much historical financial information to base a decision on whether or not to buy the Company's stock. For the years ended December 31, 1998, 1997 and 1996, the Company had net losses of $16.4 million, $6.5 million and $4.8 million respectively. As of December 31, 1998, the Company had an accumulated deficit of $31.1 million. In addition, the Company expects losses at least through 1999 because it needs to continue to invest substantial sums into research and development. The Company's projects include (1) continued expansion of its HyGenomics database and the addition of gene product candidates for the HyProfile portfolio; and (2) increased marketing and development efforts for product candidates, the HyChip system and diagnostic products. The Company may never achieve significant revenues or show a profit.

-    Fluctuations in Operating Results.

           The Company's operating results may rise or fall significantly as a result of many factors, including:

           -    demand swings for the Company's technology;

           - the nature, size and timing of the Company's collaborative arrangements;

           - changes in the research and development budgets of the Company's collaboration partners;

           -    increased costs related to the Company's expansion;

           -    litigation costs;

           -    changes in government regulation;

           -    if competitors release successful products into the market; and

           -    a change in collaboration partners.

           The Company has a long revenue cycle because the timing of collaboration agreements cannot be controlled. The Company also has fixed costs such as research and development and may not always be able to adjust expenditures timely if revenues decrease. Thus, the Company may experience fluctuations in its operating results near the end of the quarter and continue to generate losses. Quarterly comparisons of the Company's financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

- Dependence on Patents and Other Proprietary Information and the Risks of Infringement.

           The Company currently has patents and will continue to apply for patents for its patentable discoveries. There is no guaranty that the government will issue the Company additional patents or that a court will find that the Company's current and future patents are valid and enforceable. Moreover, just because the Company owns patents does not ensure that (1) patents will not be challenged; (2) protection against competitors will be provided; or (3) competitors cannot independently develop similar products or design around the Company's patents.

           The Company owns patents covering its SBH technology in the United States but not internationally. Therefore, the Company currently is not able to prevent others from practicing the SBH process disclosed in the patents outside of the United States. Although the Company intends to defend its patents, there can be no assurance that the Company will win a court case. The Company currently has brought a suit against and is defending a countersuit and suit against its competitor Affymetrix. The Company claims that Affymetrix has infringed the Company's SBH patents and Affymetrix claims that the Company's patents are invalid. If the Company loses this suit and loses its rights to SBH technology, then competitors could design products with similar competitive advantages. The Company could incur substantial costs and expend substantial personnel time in defending its patents rights in court.

           The patent positions of biotechnology companies involve complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office (the "Patent Office"). No consistent legislative or other policy has yet emerged regarding the breadth of claims covered in biotechnology patents, and there also have been proposals for review of the appropriateness of patents on genes and partial gene sequences.

           The Company seeks patents on (1) completely sequenced genes, (2) partially-sequenced genes, (3) proteins expressed by those genes and modifications thereof and (4) processes, devices and other technology that enhance its ability to develop gene products. To obtain a patent, the Company must identify a function of the gene or the protein. To identify a gene function requires significant research and development costs and time. Patents applications the Company may apply for human therapeutics could require clinical data which adds substantial costs. Finally, the Company cannot predict the timing of the grant of a patent.

           The Company also relies on trade secret protection for its confidential and proprietary information. Although the Company's policy is to enforce security measures to protect its assets, trade secrets are difficult to protect. While the Company requires all employees to enter into confidentiality agreements, there is no guaranty that (1) competitors will not independently develop substantially equivalent proprietary information and techniques, (2) competitors will not otherwise gain access to the Company's trade secrets or disclose such technology, or (3) the Company can meaningfully protect its trade secrets.

           The Company may be required to obtain licenses to patents or other proprietary rights of others. There can be no guaranty that these required licenses would be made available on terms acceptable to the Company or at all. If the Company does not obtain these licenses, it could encounter delays in product market introductions and incur substantial costs while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Any of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

-    Certain Litigation.

           The Company brought suit against its competitor, Affymetrix, alleging infringement of certain of the Company's patents. Affymetrix has filed a countersuit and a suit of its own alleging that the Company infringed certain of Affymetrix's patents. The Company has and will continue to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Affymetrix and in its defense in the suit brought by Affymetrix. There can be no assurance that the Company will be successful in asserting its patent rights or in its defense against Affymetrix. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages, which could have a material adverse effect on the Company's business, financial condition and operating results. See Item 3 "Legal Proceedings".

-    Management of Growth.

The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. Continued growth may place a significant strain on the Company's management and operations. In order to significantly increase capacity to remain competitive or satisfy the needs of current and future collaboration partners, the Company will be required to (1) acquire additional equipment and supplies,
(2) upgrade software and (3) adapt robotics and bioinformatics resources to meet increased sequencing rates. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and to attract, hire and retain skilled employees. The Company's success also will depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. Inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and operating results.

-    Dependence on Key Personnel.

           Recruiting and retaining qualified scientific and other management personnel to perform research and development work is critical to Hyseq's success. There is no guaranty that the Company will be able to attract and retain such qualified personnel. The Company's projected growth and expansion into activities requiring additional expertise, production and marketing also are expected to place increased demands upon the Company's resources and organization. These demands are expected to require the addition of new management and scientific personnel in the near future as well as over time. There can be no assurance that the Company will be able to attract and retain such qualified personnel.

-    Need for Future Capital; Uncertainty of Additional Funding.

           The Company believes that existing capital resources will be sufficient to support the Company's operations through 2000. Additional funds may be necessary sooner depending upon the ability of the Company (1) to develop additional collaborative arrangements, (2) to meet its budgeted expenditures for expansion of operations and (3) to market its HyChip products. There can be no assurance that additional funds will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may have to reduce substantially or eliminate expenditures for the development, production and marketing of some of its proposed products, or obtain funds through arrangements with collaboration partners that require the

Company to relinquish rights to certain of its technologies or products, which could have a material adverse effect on the Company's business, financial condition and operating results.

-    Possible Volatility of Stock Price.

           The Common Stock has been traded on the Nasdaq National Market only since August 1997, and, as a result, the trading market for the Common Stock has been limited. There can be no assurance that an active trading market will develop and be sustained. The market price of the Common Stock may fluctuate substantially because of a variety of factors, including (1) quarterly fluctuations in results of operations, (2) adverse circumstances affecting the introduction or market acceptance of new products offered by the Company, (3) announcements by competitors, (4) developments in the Company's litigation proceedings, (5) changes in earnings estimates by analysts, (6) changes in accounting principles, (7) sales of Common Stock by existing holders, and (8) loss of key personnel. In addition, the stock market in general, and the market for biotechnology and other life science stocks in particular, has historically been subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

-    No Assurance of FDA Regulatory Approval; Government Regulation.

           The Company plans to collaborate on, manufacture and sell products with its collaborative partners who will be responsible for obtaining regulatory approval or clearance. The Company may determine to pursue directly the development of certain therapeutic or diagnostic products requiring regulatory approval or clearance. Products such as those proposed to be developed by the Company or with collaboration partners typically will be subject to an extensive regulatory process by the FDA and comparable agencies in other countries. In order to obtain regulatory approval of a drug product, the Company or its collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses. In addition, the Company must show that the manufacturing facilities are in compliance with current Good Manufacturing Practice ("cGMP") requirements. If sold for clinical diagnostics, the Company or the collaborator will need to comply with cGMP with respect to its HyChip system once HyChip products are available for commercial sale. The Company or its collaboration partners also must demonstrate an application for a Biological License Application, a Product License Application, or an Establishment License Application for any biological products would be approved by the applicable government agency. In order to market its HyChip products as diagnostic products that may be considered to be medical devices, the Company or its collaboration partners will be required to receive 510(k) marketing clearance or Premarket Approval ("PMA") from the FDA for such products among other regulatory requirements. To obtain 510(k) marketing clearance, the Company must show that the diagnostic product is substantially equivalent to a legally marketed product not requiring FDA approval. In addition, the Company must demonstrate that it is capable of manufacturing the product to the relevant standards. To obtain a PMA, the Company or its collaboration partners must submit extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Clinical trials are normally done in three phases over two to five years, but may take longer to complete as a result of many factors, including
(1) slower than anticipated patient enrollment; (2) difficulty in finding a sufficient number of patients fitting the appropriate trial profile; (3) difficulty in the acquisition of sufficient supply of clinical trial materials; or (4) adverse events occurring during the trials. In the event the Company or its collaborators develop products classified as drugs, the Company and its collaborators will be required to obtain additional approvals.

           The process of obtaining FDA and other required regulatory approvals and clearances is lengthy and will require the expenditure of substantial capital and resources. There can be no guaranty that the Company will be able to obtain the necessary approvals and clearances. Moreover, if and when such approval or clearances are obtained, the marketing, distribution and manufacture of such products would remain subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Failure to comply with applicable regulatory requirements can result in,

           -    warning letters;

           -    fines;

           -    injunctions;

           -    civil penalties;

           -    recall or seizure of products;

           -    total or partial suspension of production;

           - refusal of the government to grant approvals, premarket clearance or premarket approval; or

           -    withdrawal of approvals and criminal prosecution.

           If marketed outside the United States, then the Company's therapeutic and diagnostic products will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, which vary from country to country and are becoming more restrictive throughout the European Union. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources, and there can be no assurance that the Company or its collaboration partners will be successful in obtaining the necessary approvals. Any delay or failure by the Company or its collaboration partners to obtain regulatory approvals for its products would adversely affect the Company's ability to generate product and royalty revenues, which could have a material adverse effect on the Company's business, financial condition and operating results.

-    Unproven Market for Genetic Testing.

           Diagnostic testing may be one of the Company's future development areas. The Company's success in diagnostics will depend in large part upon its ability to obtain customers and the ability of these customers to properly market genetic tests performed with the Company's technology. Genetic tests, including those performed using HyChip products, may be difficult to interpret and may lead to misinformation or misdiagnosis. Even when a genetic test identifies the existence of a mutation in a person, the interpretation of the result is often limited to the identification of a statistical probability that the tested individual will develop the disease or condition for which the test is performed. The prospect of broadly available genetic predisposition testing has raised societal and governmental concerns regarding the appropriate utilization and the confidentiality of information provided by such testing. Government authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions. There can be no assurance that ethical concerns about genetic testing will not materially adversely effect market acceptance of the Company's technology for diagnostic applications, which could materially and adversely effect the Company's business, financial condition and operating results.

-    Uncertainty of Third-Party Reimbursement.

           The Company's ability to receive significant royalties from its products may depend on its ability, and the ability of its collaboration partners or customers, to obtain adequate levels of third-party reimbursement. Currently, availability of third-party reimbursement is limited and uncertain for genetic predisposition tests. In the United States, the cost of medical care is funded by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans, all third-party payors. Third-party payors may deny their insured reimbursement if they determine that a prescribed device or diagnostic test (1) has not received appropriate clearances from the FDA or other government regulators, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, (3) or is experimental, unnecessary or inappropriate. If reimbursement is routinely denied by these third-party payors, then the Company may not be able to market its products efficiently. Third-party payors are increasingly challenging the prices charged for medical products and services. There is also a risk that the Company would have to offer its diagnostic products at low prices because of trends towards managed health care in the United States through health maintenance organizations ("HMOs"). Prices could be driven down by HMOs who control or significantly influence purchases of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs. The cost containment measures that health care providers are instituting and the results of any health care reform may have a material adverse effect on the Company's business, financial condition and operating results.

-    Risk of Natural Disaster.

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

ITEM 2.  PROPERTIES

The Company leases a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California, which serves primarily as the Company's production facility. The lease on this facility expires in November 1999 and requires base payments on average of approximately $12,300 per month, subject to standard pass-throughs and escalations. The Company has not determined whether it will enter into a new lease for this facility.

The Company also leases approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California (across the street from 670 Almanor). The 675 Almanor facility houses the Company's Engineering, Bioinformatics, Finance, Administrative, and Research and Development departments. In 1998, the Company completed construction of its state-of-the-art HyChip product manufacturing facility within the 675 Almanor space. Approximately 20,000 square feet remains available to accommodate expected increases in operations and additional full-time employees. The Company began leasing approximately one-half of the space (approximately 29,000 square feet) in December 1997 and leased the remaining space (approximately 30,000 square feet) in July 1998. This facility lease requires base payments of approximately $89,000 per month, subject to standard pass-throughs and escalations. This lease expires on June 30, 2005 and has a five-year renewal option which, if exercised, would extend the lease to June 30, 2010.

ITEM 3.  LEGAL PROCEEDINGS

           On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW ENE, U.S. District Court) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. On December 9, 1997, the Company filed a second lawsuit against Affymetrix which alleges infringement by Affymetrix of the Company's patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97-4469 THE) ("Hyseq II"). On April 22, 1998 the two cases were consolidated.

           The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint to Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents in Hyseq I. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), an initial case management conference for each case was held by the Court and a pre-trial schedule was entered by the Court. A claims construction hearing occurred on November 17 and 18, 1998, but the court has yet to render its decision on those issues. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken.

           On August 18, 1998, Affymetrix filed suit against the Company alleging that the Company infringed two of Affymetrix's U.S. patents, No. 5,795,716 and 5,744,305 (Case No. C-98-013192 FMS). This action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of another U.S. Patent, No. 5,800,992. The Company believes that the suit is without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter. Procedurally, Affymetrix has moved to disqualify counsel for the Company, and a Magistrate Judge has recommended that present counsel be prevented from future participation in this litigation. The Company objected to the Magistrate's Judge recommendation. The matter is presently before the District Court Judge.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1998.

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

                                 HIGH                   LOW
  FISCAL 1998:
  Fourth Quarter                $ 5.88                $ 4.00
  Third Quarter                 $11.88                $ 4.25
  Second Quarter                $15.25                $ 9.50
  First Quarter                 $15.25                $ 7.88

  FISCAL 1997:
  Fourth Quarter                $20.13                $ 7.88
  Third Quarter
  (from August 8, 1997)         $21.63                $13.00

As of March 5, 1999, there were approximately 220 stockholders of record of the common stock. The Company has not paid dividends to its stockholders' since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

During the year ended December 31, 1998, the Company issued options to purchase a total of 9,500 shares of common stock to three members of the Board of Directors and a member of the Scientific Advisory Board of the Company at prices between $4.75 and $10.06 per share. No person acted as an underwriter with respect to those transactions. In each of the foregoing instances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

(b) On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-209091) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 3,450,000 shares of common stock, including the underwriters' over-allotment that was exercised in full, all of which were issued and sold by the Company (the "Offering"). All of the shares covered by the Registration Statements were sold upon termination of the Offering in September 1997 to an underwriting syndicate managed by Lehman Brothers Inc. The shares sold by the Company were sold at an aggregate price to public of $48,300,000, netting $44,919,000 to the Company after underwriters' discount of $3,381,000. Since the effective date of the IPO Registration Statements, the Company has incurred approximately $949,000 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $43,970,000 (the "Net Proceeds"). None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. Since the effective date of the IPO Registration Statements, the Company estimates that it has used a portion of the net proceeds of the offerings as follows: (i) develop potential therapeutic product candidates and diagnostic tests and products while continuing to expand its HyGenomics database, $15.1 million, (ii) develop its HyChip system and related products, $3.8 million, (iii) invest in capital equipment and lease additional space to increase sequencing capacity, $2.6 million, (iv) working capital and other general corporate purposes, $12.6 million, and (v) temporary investments, $9.9 million.

The temporary investments specified above have consisted primarily of investment-grade commercial paper, bank CDs and other interest-bearing securities. None of the payments of proceeds mentioned above have been paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                   1998              1997              1996              1995              1994
                                                 --------          --------          --------          --------          --------
STATEMENTS OF OPERATIONS DATA:
(In Thousands, Except Per Share
Amounts)
Contract revenues ......................         $  9,590          $  6,199          $    426          $  2,127          $     50
Operating expenses:
  Research and development .............           19,207             9,430             3,736             1,811               851
  General and administrative ...........            9,495             4,854             1,749               938             1,477
                                                 --------          --------          --------          --------          --------
    Total operating expenses ...........           28,702            14,284             5,485             2,749             2,328
                                                 --------          --------          --------          --------          --------
Loss from operations ...................          (19,112)           (8,085)           (5,059)             (622)           (2,278)
Interest income, net and other .........            2,743             1,548               220                21                15
                                                 --------          --------          --------          --------          --------
Net loss ...............................         $(16,369)         $ (6,537)         $ (4,839)         $   (601)         $ (2,263)
                                                 ========          ========          ========          ========          ========
Basic and diluted net loss per share (1)         $  (1.27)         $  (0.86)         $  (0.91)         $  (0.08)         $  (0.28)
                                                 ========          ========          ========          ========          ========

Shares used in computing basic
and diluted net loss per share (1) .....           12,839             7,589             5,344             7,343             8,023
                                                 ========          ========          ========          ========          ========


                                                                          DECEMBER 31,
                                       --------------------------------------------------------------------------------
                                         1998              1997              1996              1995              1994
                                       --------          --------          --------          --------          --------
BALANCE SHEET DATA:
(In Thousands)
Cash, cash equivalents, short-
  term investments and
  cash on deposit (2) ........         $ 48,541          $ 59,240          $  6,707          $    750          $  1,196
Working capital ..............         $ 42,345          $ 56,824          $  5,955          $    331          $    430
Total assets .................         $ 57,914          $ 66,950          $  9,366          $  2,740          $  2,455
Noncurrent portion of
  capital lease and loan
obligations ..................         $  4,479          $    613          $    791          $     32                --
Accumulated deficit ..........         $(31,122)         $(14,749)         $ (8,212)         $ (3,373)         $ (2,772)
Total stockholders' equity ...         $ 47,576          $ 62,937          $  7,364          $  1,977          $  1,625

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share. Basic and diluted net loss per share for all periods presented have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation since their impact is anti-dilutive.

(2) The 1998 and 1997 balance includes $2.1 million of cash on deposit, which is restricted and cannot be withdrawn. The cash on deposit has been made in connection with a letter of credit. See Note 5 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Contract Revenues. Contract and other revenues increased to $9.6 million in 1998 from $6.2 million and $0.4 million for the years ended December 31, 1997 and 1996, respectively. Contract and other revenues earned during 1998 included $8.1 million received from Chiron and $1.5 million received from Kirin and recognized as revenue in 1998. The Company receives research payments under its collaboration agreement with Chiron, which are recognized as revenue based on performance level for each period. The $1.5 million fee received from Kirin covered costs related to work performed by the Company and for certain set-up costs incurred by the Company prior to commencement of the research program. Contract and other revenues earned during 1997 included $5.3 million received from Chiron and $0.9 million received in conjunction with the Company's NIST grant. The Company recognized revenues under its NIST grant as research was performed. Funding under the NIST grant was completed at December 31, 1997. The Company did not apply for any NIST grants or other government sponsored programs in 1998. Although the Company may apply for grants in the future there can be no assurance that any such grants will be received or that they will provide significant funds. Contract revenues in 1996 were received in conjunction with the Company's NIST grant. The recognition of revenues will vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain existing collaborations and obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Operating Expenses. Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $28.7 million, $14.3 million and $5.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in expenses in 1998 compared to the corresponding years in 1997 and 1996 is due primarily to the addition of scientific personnel, software and database development, costs associated with the Company's collaborations including the associated scale-up of the Company's gene discovery capacity, increased depreciation and rental expenses associated with expansion of the Company's facilities and legal expenses associated with the Company's litigation with Affymetrix.

The research and development component of operating expenses increased to $19.2 million in 1998 from $9.4 million in 1997 and $3.7 million in 1996. Increases in 1998 as compared to 1997 resulted primarily from the addition of scientific and bioinformatic personnel, which increased by approximately $5.2 million. The remaining portion of the increase is due to increased sequencing production in connection with gene discovery, expression of gene based product candidates and the collaboration with Chiron, expenses associated with the UCSF collaboration, and further development of the HyChip system, including related costs associated with expansion of the Company's facilities. Increases in 1997 as compared to 1996 resulted primarily from expanded sequencing production, which increased by approximately $2.9 million, as well as the addition of scientific personnel and software and database development which increased by approximately $2.1 million, and on-going costs related to intellectual property protection. The Company expects to continue to expand research and development efforts in support of its gene discovery and database development programs. Under the terms of the Company's collaboration agreement with PE, the Company was obligated to spend an aggregate of $5.0 million through May 1999 for the development of the chip component of the HyChip system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $0.5 million was reimbursed to the Company under its NIST grant. As of December 31, 1998, the Company had satisfied the $5.0 million obligation under its agreement with PE.

The general and administrative component of operating expenses increased to $9.5 million in 1998 from $4.9 million in 1997 and $1.7 million in 1996. Increases in each period were due, in significant part, to the addition of management personnel and administrative staff, which increased by approximately $1.1 million in 1998 and $0.4 million in 1997, to support the continued expansion of the Company's sequencing production and data analysis capabilities. In addition, in 1998, the Company's total legal expenses increased by approximately $2.3 million due primarily to costs associated with its suits filed against Affymetrix, Inc. in March and December 1997 and the Affymetrix suit filed against the Company in August 1998, and costs associated with being a public company. Expenses related to new patent prosecution have been allocated to research and development. Legal expenses relating to the Company's litigation with Affymetrix, Inc. may increase over the next several months as the case is expected to go to trial in the second half of 1999.

As the Company expands its production and commercialization efforts, operating expenses are expected to increase as a result of several factors including: (i) additional software development and enhancements and increased work on gene discovery and functional genomics in connection with development of potential therapeutic product candidates; (ii) the continued expansion of its HyGenomics database; (iii) expanded research into new applications of its technologies;
(iv) the expansion of marketing capabilities with respect to possible new collaborations; and (v) new technology development expenses relating to the HyChip system and other products.

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

Interest Income, Net. Net interest income increased to $2.7 million in 1998 from $1.5 million in 1997 and $0.2 million in 1996. The increase in interest income in 1998 as compared to 1997 resulted from larger cash and investment balances held by the Company primarily due to the net proceeds from the Company's $17.5 million private placements in May and August 1997 and the net proceeds of the Company's initial public offering in August 1997. This was partially offset by interest expense of $176,000, $158,000 and $43,000, respectively, in 1998, 1997 and 1996 related to various capital financing of the Company. An $82,000 write-off of fixed assets pending disposal is also included in 1998.

Net Loss. Since inception, the Company has incurred operating losses, and as of December 31, 1998 had an accumulated deficit of $31.1 million. The Company incurred a net loss for the year ended December 31, 1998 of $16.4 million compared to losses of $6.5 million and $4.8 million in 1997 and 1996, respectively. As of December 31, 1998, the Company had a net operating loss carryover for federal income tax purposes of approximately $28.6 million, which will expire at various dates from 2008 through 2018, if not utilized. Utilization of the net operating loss carryover may be subject to an annual limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $48.5 million in cash and investments which includes $46.4 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash account, compared to $59.2 million as of December 31, 1997 and $6.7 million as of December 31, 1996. The decrease between 1998 and 1997 primarily resulted from an increase in the Company's gene discovery capacity, completion of its HyChip production facility, costs related to further HyChip development and commencement of production of its HyChip universal sequencing chip product, costs associated with expanding patent protection related to new gene discoveries and their expressed proteins, as well as legal costs associated with the litigation with Affymetrix.

The Company has classified all of its investments as short-term as of December 31, 1998, as the Company's investments all mature in less than one year. Cash and investments are currently held in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million on deposit with the Company's primary bank as security for a $2.0 million letter of credit in conjunction with a facility lease. Provided that no event of default under the lease has occurred, the letter of credit and the cash collateralizing it will be reduced by $0.5 million commencing in 2001 and will be further reduced by $0.5 million each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives the interest earned thereon.

Net cash used in operating activities increased to $11.7 million in 1998 from $8.1 million in 1997 and $4.3 million in 1996. The increases in cash usage in 1998 was due primarily to increases in personnel to support gene discovery, database development programs, functional genomics, corporate development and marketing, general corporate matters, litigation expenses and costs related to the new facility. The increased cash usage in 1997 compared to 1996 was due to expanding the Company's sequencing production, data analysis and database development, legal costs associated with intellectual property protection and the litigation with Affymetrix.

The Company's investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures, which totaled $4.6 million for the year ended December 31, 1998 as compared to $3.1 million for 1997 and $0.9 million for 1996. Capital expenditures increased in both 1998 and 1997 primarily due to the addition of capital equipment necessary for the Company's expanded sequencing production and software development activities, as well as expenditures related to the build out of the HyChip production facility and expansion of bioinformatics and lab space at the Company's facilities.

Net cash provided by financing activities was $5.6 million for the year ended December 31, 1998 compared to $61.6 million and $11.2 million for 1997 and 1996, respectively. Net cash provided by financing activities in 1998 reflects funding under a $5.0 million loan secured by certain equipment, as well as payments received on notes held by shareholders and the issuance of common stock related to the exercise of options and warrants. Net cash provided by financing activities in 1997 reflects primarily the $44.0 million in net proceeds from the IPO and $17.5 million from its private placements with Chiron and PE. Net cash provided by financing in 1996 reflects primarily the $9.9 million in net proceeds from its private placement of Series A preferred stock in the first half of 1996 as well as a $0.8 million loan secured by certain equipment.

The Company expects that existing capital resources and anticipated revenue from existing collaborative partners will be sufficient to support the Company's operations through 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of those programs, the ability of the Company to establish new collaborative and licensing arrangements and the financial commitments involved in such arrangements.

There can be no assurance that the Company will be able to establish additional collaborations or that such collaborations will produce revenues, which together with the Company's revenues from existing collaboration partners, cash, cash equivalents and short-term investments, will be adequate to fund the Company's operations. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaboration partners; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

YEAR 2000 COMPLIANCE

The Year 2000 compliance problem or "Y2K" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its vendors' or collaborators' computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process data or engage in certain business activities.

Based on recent assessment, the Company believes that substantially all of its critical bioinformatics software and internal IT systems are Y2K compliant. The Company has developed most of it bioinformatics software in-house during the last three years, and has been aware of the Y2K issue. As a result, the Company believes that its proprietary software is Y2K compliant. The Company is currently assessing the status of its third party software and hardware, including embedded chips, used in its production line. Affected systems may include certain older robotic technologies.

Due to the recent upgrade of the Company's accounting and human resource systems and software, and based on representations of the manufacturers, the Company believes that its accounting and human resource systems are Y2K compliant.

The Company has sent letters to its vendors, collaborators and other third parties regarding their Y2K compliance. To date, the Company has identified areas that are supplied by third party vendors that may not be Y2K compliant based on the representations of such vendors. The Company is independently testing these systems and is also evaluating the cost to upgrade or replace these systems if necessary. However, the Company does not believe the failure to upgrade or replace these systems would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to complete its assessment during the third quarter of 1999.

Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade and maintain business systems as necessary, it is currently not anticipated that the "Y2K" issue or related costs will have a material adverse effect on the Company's business, financial condition and results of operations. The cost of any required modifications likely to be found in this process is expected not to exceed $50,000. However, disruptions in the economy generally resulting from Y2K issues could materially adversely affect the Company. The amount of potential liability and loss of revenue cannot be reasonably estimated at this time.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Rate Risk

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuee. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, corporate bonds, certificates of deposit, and all such investments held in the Company's portfolio as of December 31, 1998 mature in 1999. The Company classifies its cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio as of December 31, 1998:


                                                   AVERAGE INTEREST
(In thousands, except interest rates)                    RATE                      COST           FAIR VALUE
                                                   ----------------              ---------        -----------
Cash equivalents
    Variable rate                                        4.82%                     13,104            13,104
     Fixed rate                                          5.34%                      8,412             8,451
Marketable securities
     Fixed rate                                          5.50%                     24,805            24,880

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                REPORT OF ERNST &YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Hyseq, Inc.

We have audited the accompanying consolidated balance sheets of Hyseq, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyseq, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP

Palo Alto, California
January 29, 1999

                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                           1998              1997
                                                                         --------          --------
ASSETS
Current assets:
  Cash and cash equivalents ....................................         $ 21,555          $ 23,204
  Short-term investments .......................................           24,880            33,930
  Accounts receivable ..........................................              651             2,186
  Other current assets .........................................            1,118               904
                                                                         --------          --------
Total current assets ...........................................           48,204            60,224
Cash on deposit ................................................            2,106             2,106
Equipment and leasehold improvements, net ......................            6,902             3,947
Patents, licenses and other assets, net ........................              702               673
                                                                         --------          --------
Total assets ...................................................         $ 57,914          $ 66,950
                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................         $  1,905          $  1,571
  Accrued professional fees ....................................            1,575               584
  Other current liabilities ....................................            1,025               907
  Current portion of lease and loan obligations ................            1,354               338
                                                                         --------          --------
Total current liabilities ......................................            5,859             3,400
Noncurrent portion of lease and loan obligations ...............            4,479               613
                                                                         --------          --------
Commitments and contingencies
Total liabilities ..............................................           10,338             4,013
Stockholders' equity:
    Preferred stock, $0.001 par value:
      Authorized shares -- 8,000,000
      Issued and outstanding -- none at December 31,
        1998 and 1997 ..........................................               --                --
    Common stock, $0.001 par value:
      Authorized shares -- 50,000,000
      Issued and outstanding shares -- 12,930,589 and 12,733,965
        at December 31, 1998 and 1997, respectively ............           82,341            81,795
    Notes receivable from stockholders .........................           (3,503)           (3,658)
    Deferred compensation ......................................             (126)             (445)
    Accumulated other comprehensive loss .......................              (14)               (6)
    Accumulated deficit ........................................          (31,122)          (14,749)
                                                                         --------          --------
Total stockholders' equity .....................................           47,576            62,937
                                                                         --------          --------
Total liabilities and stockholders' equity .....................         $ 57,914          $ 66,950
                                                                         ========          ========


          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                        1998              1997              1996
                                                                      --------          --------          --------
Contract revenues ...........................................         $  9,590          $  6,199          $    426
Operating expenses:
  Research and development ..................................           19,207             9,430             3,736
  General and administrative ................................            9,495             4,854             1,749
                                                                      --------          --------          --------
Total operating expenses ....................................           28,702            14,284             5,485
                                                                      --------          --------          --------
Loss from operations ........................................          (19,112)           (8,085)           (5,059)
Interest income, net and other ..............................            2,743             1,548               220
                                                                      --------          --------          --------

Net loss ....................................................         $(16,369)         $ (6,537)         $ (4,839)
                                                                      ========          ========          ========

Basic and diluted net loss per share ........................         $  (1.27)         $  (0.86)         $  (0.91)
                                                                      ========          ========          ========

Shares used in computing basic and diluted net loss per share           12,839             7,589             5,344
                                                                      ========          ========          ========


          See accompanying Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the
                  Years Ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                              CONVERTIBLE                                        NOTES
                                            PREFERRED STOCK             COMMON STOCK           RECEIVABLE
                                        ----------------------      ----------------------       FROM          DEFERRED
                                         SHARES        AMOUNT        SHARES        AMOUNT     STOCKHOLDERS   COMPENSATION
                                        --------      --------      --------      --------    ------------   ------------
Balances at December 31, 1995                789      $  4,920         7,125      $    508      $    (78)     $     --
  Issuance of Series A
    preferred stock, net                   1,381         9,860            --            --            --            --
  Issuance of common stock                    --            --           242         1,008          (672)           --
  Issuance of common
    stock upon exercise
    of stock option grants                    --            --            67           105           (75)           --
  Issuance of common stock
    upon exercise of warrants                 --            --           144           417          (417)           --
  Repurchase of common
    stock from Hyseq One Trust                --            --        (3,105)           (5)           --            --
  Cash payment of note
    receivable from stockholders              --            --            --            --             5            --
  Net loss                                     -            --            --            --            --            --
                                        --------      --------      --------      --------      --------      --------
Balances at December 31, 1996              2,170        14,780         4,473         2,033        (1,237)           --
                                        --------      --------      --------      --------      --------      --------
  Issuance of common stock for
    services and equipment                    --            --            79           514          (398)           --
  Forfeiture of note receivable
    from stockholders                         --            --           (86)          (68)           68            --
  Purchase of common stock
    by Hyseq One Trust                        --            --            86            --            --            --
  Issuance of common stock to
    certain officers of the
    Company                                   --            --           359         2,340        (2,340)           --
  Deferred compensation                       --            --            --           695            --          (695)
  Amortization of deferred
    compensation                              --            --            --            --            --           250
  Issuance of common stock upon
    exercise of stock option grants           --            --            21            33            --            --
  Issuance of common stock upon
    cashless exercise of warrants             --            --           241            --            --            --
  Issuance of Series B
    preferred stock                          350        10,000            --            --            --            --
  Issuance of common stock in
    connection with the initial
    public offering, net                      --            --         3,450        43,970            --            --
  Issuance of common stock in
    a private placement                       --            --           555         7,500            --            --
  Conversion of preferred stock
    to common stock upon closing
    of initial public offering            (2,520)      (24,780)        4,961        24,780            --
  Repurchase of common stock
    from the Hyseq One Trust                  --            --        (1,405)           (2)           --            --
  Cash payments of note
    receivable from stockholders              --            --            --            --           249            --
  Net unrealized gain(loss) on
    short-term investments                    --            --            --            --            --            --
  Net loss                                    --            --            --            --            --            --
                                        --------      --------      --------      --------      --------      --------
Balances at December 31, 1997                 --      $     --        12,734      $ 81,795      $ (3,658)     $   (445)
                                        ========      ========      ========      ========      ========      ========

                                         ACCUMULATED
                                           OTHER                       TOTAL
                                         COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                             LOSS        DEFICIT       EQUITY
                                         -------------  -----------  ------------
Balances at December 31, 1995             $     --      $ (3,373)     $  1,977
  Issuance of Series A
    preferred stock, net                        --            --         9,860
  Issuance of common stock                      --            --           336
  Issuance of common
    stock upon exercise
    of stock option grants                      --            --            30
  Issuance of common stock
    upon exercise of warrants                   --            --            --
  Repurchase of common
    stock from Hyseq One Trust                  --            --            (5)
  Cash payment of note
    receivable from stockholders                --            --             5
  Net loss                                      --        (4,839)       (4,839)
                                          --------      --------      --------
Balances at December 31, 1996                   --        (8,212)        7,364
                                          --------      --------      --------
  Issuance of common stock for
    services and equipment                      --            --           116
  Forfeiture of note receivable
    from stockholders                           --            --            --
  Purchase of common stock
    by Hyseq One Trust                          --            --            --
  Issuance of common stock to
    certain officers of the
    Company                                     --            --
  Deferred compensation                         --            --            --
  Amortization of deferred
    compensation                                --            --           250
  Issuance of common stock upon
    exercise of stock option grants             --            --            33
  Issuance of common stock upon
    cashless exercise of warrants               --            --            --
  Issuance of Series B
    preferred stock                             --            --        10,000
  Issuance of common stock in
    connection with the initial
    public offering, net                        --            --        43,970
  Issuance of common stock in
    a private placement                         --            --         7,500
  Conversion of preferred stock
    to common stock upon closing
    of initial public offering                                --            --
  Repurchase of common stock
    from the Hyseq One Trust                    --            --            (2)
  Cash payments of note
    receivable from stockholders                --            --           249
  Net unrealized gain(loss) on
    short-term investments                      (6)           --            (6)
  Net loss                                      --        (6,537)       (6,537)
                                          --------      --------      --------
Balances at December 31, 1997             $     (6)     $(14,749)     $ 62,937
                                          ========      ========      ========



See accompanying Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the
                  Years Ended December 31, 1996, 1997 and 1998
                                 (In thousands)
                                   (Continued)

                                      CONVERTIBLE                                NOTES                    ACCUMULATED
                                    PREFERRED STOCK         COMMON STOCK      RECEIVABLE                     OTHER
                                    ----------------   -------------------       FROM         DEFERRED    COMPREHENSIVE  ACCUMULATED
                                    SHARES    AMOUNT    SHARES     AMOUNT    STOCKHOLDERS   COMPENSATION     LOSS          DEFICIT
                                    ------    ------   --------   --------   ------------   ------------  -------------  -----------
Balances at December 31, 1997         --      $ --     12,734     $ 81,795     $ (3,658)     $   (445)     $     (6)     $(14,749)
  Cash payment of note
    receivable from stockholders                --         --           --          155            --            --            --
  Issuance of common
    stock upon exercise
    of stock option grants            --        --         24           46           --            --            --            --
  Issuance of common stock
    upon exercise of warrants         --        --        173          500           --            --            --            --
  Amortization of deferred
    compensation                      --        --         --           --           --           319            --            --
  Net unrealized loss on
    short-term investments            --        --         --           --           --            --            (8)           --
  Cost to re-purchase
   common stock for ESPP              --        --         --           --           --            --            --            (4)

  Net loss                            --        --         --           --           --            --            --       (16,369)
                                     ---     -----   --------     --------     --------      --------      --------      --------
Balances at December 31, 1998         --     $  --     12,931     $ 82,341     $ (3,503)     $   (126)     $    (14)     $(31,122)
                                     ===     =====   ========     ========     ========      ========      ========      ========


                                       TOTAL
                                     STOCKHOLDERS'
                                       EQUITY
                                     -----------
Balances at December 31, 1997         $ 62,937
  Cash payment of note
    receivable from stockholders           155
  Issuance of common
    stock upon exercise
    of stock option grants                  46
  Issuance of common stock
    upon exercise of warrants              500
  Amortization of deferred
    compensation                           319
  Net unrealized loss on
    short-term investments                  (8)
  Cost to re-purchase
   common stock for ESPP                    (4)

  Net loss                             (16,369)
                                      --------
Balances at December 31, 1998         $ 47,576
                                      ========


See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 1998          1997          1996
                                                               --------      --------      --------
Cash flows from operating activities:
Net loss                                                       $(16,369)     $ (6,537)     $ (4,839)
Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation                                                    1,626           823           341
  Amortization of patents and licenses                               65           103           103
  Amortization of deferred compensation                             319           250            --
  Shares of common stock issued for services and equipment           --           116            --
  Unrealized loss on short-term investments                          (8)           (6)           --
  Changes in assets and liabilities:
    Accounts receivable                                           1,535        (2,039)          (10)
    Other current assets                                           (214)         (592)         (136)
    Cash on deposit and other assets                                (94)       (2,320)          (24)
    Accounts payable                                                334           999           352
    Accrued professional fees                                       991           495          (315)
    Other current liabilities                                       118           622           209
                                                               --------      --------      --------
Net cash used in operating activities                           (11,697)       (8,086)       (4,319)
                                                               --------      --------      --------

Cash flows from investing activities:
Expenditures for property and equipment                          (4,581)       (3,131)         (943)
Purchases of short-term investments                             (44,511)      (38,930)           --
Maturities of short-term investments                             53,561         5,000            --
                                                               --------      --------      --------
Net cash provided by (used in) investing activities               4,469       (37,061)         (943)
                                                               --------      --------      --------

Cash flows from financing activities:
Payments of stockholders' notes receivable                          155           249            --
Net cash proceeds from issuance of:
  Preferred stock                                                    --        10,000         9,860
  Common stock                                                      546        51,502           371
Cash used to repurchase common stock                                 (4)           (2)           (5)
Cash proceeds from sale leaseback and financing loan              5,324           181         1,119
Principal payments on capital lease and loan obligations           (442)         (286)         (126)
                                                               --------      --------      --------
Net cash provided by financing activities                         5,579        61,644        11,219
                                                               --------      --------      --------

Net (decrease) increase in cash and cash equivalents             (1,649)       16,497         5,957
Cash and cash equivalents at beginning of period                 23,204         6,707           750
                                                               --------      --------      --------
Cash and cash equivalents at end of period                     $ 21,555      $ 23,204      $  6,707
                                                               ========      ========      ========

Supplemental disclosure of cash flows information
Cash paid for interest                                         $    176      $    158      $     43
                                                               ========      ========      ========
Supplemental schedule of non-cash financing activities
Cashless exercise of stock options                             $     74       $    --       $    --
                                                               ========      ========      ========
Cashless exercise of warrant                                   $     --      $  1,133       $    --
                                                               ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]   Organization and Summary of Significant Accounting Policies

           Organization and Basis of Presentation

           Hyseq, Inc. (the "Company" or "Hyseq") was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. The Company's wholly owned subsidiary, Hyseq Diagnostics, Inc. ("HDI"), was formed as a Nevada corporation on July 18, 1995. Hyseq is a biopharmaceutical company with a pipeline of product candidates in its genomics-based HyProfile portfolio.

           Principles of Consolidation and Basis of Presentation

           The consolidated financial statements include the accounts of the Company's wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

           All shares of common stock, options, warrants and price per share amounts have been retroactively restated to reflect a 1.92-for-1 stock split which was effective during the third quarter of 1997. All references to the numbers of shares and share prices retroactively reflect post-split activity.

           Use of Estimates

           The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           Cash, Cash Equivalents and Short-Term Investments

           The Company considers all highly liquid investments with original maturities of less than 90 days and insignificant interest rate risk to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with original maturities greater than 90 days are considered short-term investments. Investments consist primarily of money market accounts, commercial paper, certificates of deposit and other short-term instruments. These investments typically bear minimal risk. This minimization of risk is consistent with the Company's policy to maintain high liquidity and ensure safety of principal. As of December 31, 1998, the Company had classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, included in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. All available-for-sale securities held as of December 31, 1998 mature in 1999. The following is a summary of available-for-sale securities as of December 31, 1998 (in thousands):

                                                 GROSS         GROSS
                                               UNREALIZED    UNREALIZED     ESTIMATED
                                    COST         GAINS        LOSSES       FAIR VALUE
                                  --------     ----------    ----------    ----------
Money market funds                $  4,082     $     --      $     --      $  4,082
Commercial paper                    12,735           --            (1)       12,734
Certificates of deposit             11,506            2            --        11,508
Corporate bonds                      9,104           --           (15)        9,089
Cash                                 9,022           --            --         9,022
                                  --------     --------      --------      --------
                                  $ 46,449     $      2      $    (16)     $ 46,435
                                  ========     ========      ========      ========
Above amounts are included in
  the balance sheet as follows:
Cash and cash equivalents         $ 21,556     $     --      $     (1)     $ 21,555
Short-term investments              24,893            2           (15)       24,880
                                  --------     --------      --------      --------
    Total:                        $ 46,449     $      2      $    (16)     $ 46,435
                                  ========     ========      ========      ========

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

           Revenue Recognition

           Revenue related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the reimbursable services are performed. The Company received research payments under its collaboration with Chiron, which are recognized as revenue based on performance level for each period. Nonrefundable signing fees, under which no future obligation to perform exists, are recognized upon execution of the agreements.

           Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

                              YEAR ENDED DECEMBER 31,
                              -----------------------
                              1998     1997     1996
                              ----     ----     ----
Source:
   NIST Grant                   --       14%     100%
   Collaboration Partner A      84%      85%      --
   Collaboration Partner B      16%      --       --

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

           Research and Development

           Research and development costs are charged to operations as incurred and include costs related to the Company's NIST grant in 1997 and 1996. In 1997 and 1998, research and development costs also included costs related to the Company's collaborations. Contract and grant related costs of $10,696,000, $4,747,000 and $588,000 were recorded in the years ending December 31, 1998, 1997 and 1996, respectively.

           Net Loss Per Share

           Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

           In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic net loss per share for all periods presented have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83 are now excluded from the computation since their impact is anti-dilutive.

           Pro forma basic and diluted net loss per share for the year-ended December 31, 1997 and 1996 of $0.62 and $0.56, respectively, gives effect to the conversion of convertible preferred stock that automatically converted at the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance. Assumed conversion of preferred stock in 1997 and 1996 results in inclusion of an additional 2,990,000 and 3,225,000 shares, respectively, in computing the pro forma basic and diluted net loss per share. During 1997, all issued and outstanding preferred stock converted to common stock.

           Had the Company been in a net income position, shares used in calculating diluted earnings per share for 1998, 1997, and 1996 would have included the effect of an additional 728,000, 963,000, and 243,000 shares, respectively, related to outstanding options and warrants (as determined using the treasury method).

           Changes in Accounting Standards

           As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were included in accumulated deficit, to be included in other comprehensive income or loss. Prior year statements have been reclassified to conform to the requirements of SFAS 130.

           Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises disclose certain information about reportable operating segments in the Company's financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates as one reportable segment and has determined that the specific additional information and disclosure requirements under SFAS 131 are not material to the Company for the periods ended December 31, 1998.

           In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" (the "SOP"). The Company plans to adopt the SOP on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The adoption of the new SOP is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

           In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 1999. Because the Company does not use derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated results of operations or financial position.

           [2]   Equipment and Leasehold Improvements

           Equipment and leasehold improvements consist of the following (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                 1998         1997
                                                -------      -------
Machinery, equipment, and furniture             $ 7,839      $ 5,117
Leasehold improvements                            2,015          156
                                                -------      -------
  Subtotal                                        9,854        5,273
Less accumulated depreciation                    (2,952)      (1,326)
                                                -------      -------
  Equipment and leasehold improvements, net     $ 6,902      $ 3,947
                                                =======      =======

           Depreciation expense amounted to $1,626,000, $823,000 and $341,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Equipment and leasehold improvements at December 31, 1998 and 1997 include items under capitalized leases in the amount of $722,000 and $482,000, respectively. Accumulated amortization related to these leased assets is included in depreciation expense in the amounts of $331,000 and $243,000 for the years ended December 31, 1998 and 1997, respectively.


           [3]   Patents, Licenses and Other Assets

           Patents

           Patents consist primarily of costs and expenses incurred in connection with obtaining certain patents and filing of related patent applications. Amortization, which amounted to $27,633 for the years ended December 31, 1998 and 1997 and $42,735 in the year ended December 31, 1996, is recorded on a straight-line basis over the patents' estimated useful lives, which approximate 17 years.

           License and Franchise Agreement

           In 1994, the Company entered into a license and franchise agreement with a manufacturing company for the exclusive right to use and resell robotic equipment in the field of manipulating, sorting, identifying or sequencing nucleic acids in hybridization reactions of DNA or RNA. The agreement required the Company to pay total license fees of $300,000. Amortization, which amounted to $37,500 for the year ended December 31, 1998 and $75,000 for each of the two years in the period ended December 31, 1997. As of December 31, 1998, the license has been fully amortized. In 1998, the Company elected not to purchase the remaining 10 robots specified in the agreement and the Company forfeited its exclusive right to the robotic equipment through the remaining term of the license which expired in June 1998. The Company believes the early forfeiture of this exclusive right had no material effect on its business.

           Patent License Agreement

           In 1994, the Company entered into a patent agreement with an affiliate of the University of Chicago for an exclusive license to use certain SBH proprietary technology developed by the Company's Chief Scientific Officer and to develop, use, and sell licensed products or processes under the license patent rights. The Company issued 15,244 shares of Series A preferred stock (which converted to common stock in connection with the Company's initial public offering) and must pay minimum royalties of $25,000 per annum beginning in 1997 and increasing to $100,000 per annum over the term of the license. The obligation to pay royalties terminates at expiration of the related patent. The agreement required that the Company incur research and development costs relating to the patent technology in the amount of $2,500,000 through June 1998. This cost requirement was satisfied during 1997.

           [4] Loan Obligations

           In December 1996, the Company entered into a $1,000,000 loan agreement with a capital management partnership and issued a warrant to purchase 9,600 shares of common stock at $5.21 per share in connection with such loan. The loan has an imputed interest rate of 15.62% per annum and a 48 month term. As of December 31, 1997, the Company had borrowed $931,000 under the loan agreement which amount is secured by certain equipment owned by the Company. The outstanding principal balance at December 31, 1998 was $587,000.

           In December 1998, the Company entered into a $5,000,000 loan agreement with a capital financing corporation with an imputed interest rate of 11.32% per annum and a 48 month term. The loan is secured by certain equipment owned by the Company. The outstanding balance at December 31, 1998 was $4,918,000.

           Future minimum loan payments under the loan agreements are as follows (in thousands):

Years ending December 31:
 1999                                      $ 1,854
 2000                                        1,929
 2001                                        1,597
 2002                                        1,430
                                           -------
 Total loan payments                         6,810
 Less amount representing interest          (1,305)
                                           -------
 Present value of future loan payments       5,505
 Less current portion                       (1,278)
                                           -------
 Noncurrent portion                        $ 4,227
                                           =======

           [5]   Lease Commitments and Contingencies

           Capital Lease Obligations

           Future minimum lease payments under capital leases for certain equipment purchases are as follows (in thousands):



Years ending December 31:
 1999                                      $ 103
 2000                                         76
 2001                                         76
 2002                                         76
 2003                                         75
                                           -----
Total minimum lease payments                 406
Less amount representing interest            (78)
                                           -----
Present value of future lease payments       328
Less current portion                         (76)
                                           -----
Noncurrent portion                         $ 252
                                           =====

           Operating Lease Commitments

           The Company leases two facilities under operating lease agreements that expire in 1999 and 2005. The Company may extend the lease that expires in November 1999. The lease that expires in 2005 has a five-year renewal option, which if exercised, would extend the lease to 2010. Rental expense was approximately $1,098,000 in 1998, $241,000 in 1997, and $183,000 in 1996. The
leases provide for scheduled rent increases annually over the terms of the leases. The rent is being recognized as expense on a straight-line basis and the actual cash flow is included in the minimum lease payment schedule below. Minimum non-cancelable future rental commitments under operating leases at December 31, 1998 are as follows (in thousands):

1999                                           $  1,261
2000                                           $  1,141
2001                                           $  1,177
2002                                           $  1,212
2003                                           $  1,248
Thereafter                                     $  1,921
                                               --------
                                               $  7,960
                                               ========

           Cash On Deposit

           In accordance with the terms of a facility lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2,000,000 as partial security for the Company's lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2,106,000 on deposit with the Company's primary bank as security for the letter of credit. Provided that no event of default under the lease has occurred, the letter of credit and the cash collateralizing it will be reduced by $500,000 commencing in 2001 and will be further reduced by $500,000 each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives interest earned thereon.

           Contingencies

           On March 3, 1997, the Company brought suit against Affymetrix in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188
RMW ENE, U.S. District Court) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. On December 9, 1997, the Company filed a second lawsuit against Affymetrix which alleges infringement by Affymetrix of the Company's patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97-4469 THE) ("Hyseq II"). On April 22, 1998, the two cases were consolidated.

           The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint to Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents in Hyseq I. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), an initial case management conference for each case was held by the Court and a pre-trial schedule was entered by the Court. A claims construction hearing occurred on November 17 and 18, 1998, but the court has yet to render its decision on those issues. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken.

           On August 18, 1998, Affymetrix filed suit against the Company alleging that the Company infringed two of Affymetrix's U.S. patents, No. 5,795,716 and 5,744,305 (Case C-98-013192 FMS). This action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of another U.S. Patent, No. 5,800,992. The Company believes that the suit is without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter. Procedurally, Affymetrix has moved to disqualify counsel for the Company, and a Magistrate Judge has recommended that present counsel be prevented from future participation in this litigation. The Company objected to the Magistrate's Judge recommendation. The matter is presently before the District Court Judge.

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

              [6] Collaborative Agreements

           In January 1995, the Company received a grant award from NIST to further the development of the Company's SBH technology. Under this award, the Company received $2,000,000 over a three-year period. Total revenue recognized under the NIST agreement for the year ended December 31, 1997 and 1996 was $873,901 and $426,099, respectively. The term of the grant expired at December 31, 1997.

           In May 1997, the Company entered into an exclusive collaboration with Chiron. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor therapeutics, diagnostic molecules and vaccines. The collaboration has an initial term of three years and can be extended at Chiron's option for two additional two-year periods. Chiron paid a nonrefundable $1 million up-front licensing fee upon signing the agreement and guaranteed payment of a minimum of $8.5 million in the first year and $5.5 million in each of the two years thereafter in connection with the Company's research on Chiron tissue sample libraries. The agreement requires the Company to generate data at a specified level, which if not met, could result in the Company's breach of the collaboration. If the Company fails to generate data at a specified level, Chiron may terminate the collaboration effective 30 days after written notice is given to the Company provided that the Company has not cured such breach by the end of the 30 days period. Chiron has the exclusive right to commercialize solid tumor products resulting from the collaboration. The Company will receive royalties on any such products. Concurrently with execution of the collaboration agreement, Chiron made an equity investment of $5.0 million in return for shares of the Company's preferred stock, which subsequently converted into common stock. Chiron also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering for an aggregate purchase price of $2.5 million. Total revenue recognized in 1998 and 1997 under the agreement with Chiron was $8,090,000 and $5,250,000, respectively. The Company has no future performance obligations related to the revenue recognized in 1998 and 1997 and no portions of such revenues are refundable.

           In May 1997, the Company entered into an agreement with PE to combine the Company's HyChip technology and PE's life science system capabilities to commercialize HyChip products (collectively, the "HyChip System"). Pursuant to the terms of the agreement, the Company is obligated to commit $5.0 million to further development of the Company's "chip" component of the HyChip System over the next two years, and PE must commit certain funds to develop the overall system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $504,000 was reimbursed to the Company under its NIST grant. As of December 31, 1998, the Company satisfied the $5.0 million obligation under its agreement with PE. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to terminate the collaboration. Pursuant to the agreement, the design, development and manufacture of the HyChip "chip" is under the direction of the Company, while design, development and manufacture of the system is under the direction of PE. HyChip products will be distributed through PE's Applied Biosystems Division. In June 1997, PE made an equity investment of $5.0 million in return for shares of the Company's preferred stock, which subsequently converted into common stock. PE also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering for an aggregate purchase price of $5.0 million. No revenue was recorded in conjunction with the PE collaboration in 1998 and 1997. In 1998, the Company and PE announced their Early Access Program through which a limited number of participants have access to the preliminary version of the HyChip system for certain research and diagnostic applications.

           In February 1998, the Company entered into a collaborative agreement with the University of California San Francisco ("UCSF") to conduct a population genetic and pharmacogenomic project on genes that may have important roles in the development of cardiovascular disease. Under the terms of the five-year agreement, the Company makes quarterly payments of $136,000 in connection with the agreement for direct and indirect expenses incurred in clinical sample collection and for research conducted. The Company has the exclusive rights from UCSF to commercialize the proprietary databases derived from this collaboration.

           In October 1998, the Company entered into a collaboration with Kirin in which the Company is using its proprietary Gene Discovery platform to target novel genes from specific cell lines provided by Kirin. Kirin and the Company will co-develop and co-market pharmaceutical products emanating from the collaboration. Under the terms of the agreement, Kirin will pay the Company $3.0 million for the initial phase of the collaboration. The Company retained rights to 100% of North American profits from sales of all pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin will have equivalent marketing rights in Asia and Oceania. Kirin and the Company will share rights to profits equally in Europe and in the rest of the world. Kirin will pay additional amounts for milestones relating to the clinical development and commercialization of pharmaceutical products from the collaboration in Kirin territories. As of December 1998, Kirin had paid, and the Company had recognized as revenue, a $1.5 million nonrefundable up-front fee, which is intended by the parties to cover costs related to work performed by the Company and for certain set-up costs incurred by the Company prior to commencement of the research program.

           [7]   Stockholders' Equity

           Preferred Stock

           The Company is authorized to issue 8,000,000 shares of preferred stock. The Company's Board of Directors may set the rights and privileges of any preferred stock issued.

           In May and June 1997, Chiron and PE acquired Series B preferred stock in a private placement which generated net proceeds to the Company of $10.0 million. All shares of the Company's outstanding preferred stock automatically converted to common stock in connection with the Company's initial public offering.

           As of December 31, 1997 and 1998, there were no issued or outstanding preferred shares.

           Common Stock

           The Company's initial public offering of 3,000,000 shares of common stock, which generated net proceeds of approximately $38.0 million, was effective August 7, 1997. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds to the Company of $5.9 million. Concurrently with the initial public offering, the Company completed a private placement of shares of its common stock to Chiron and PE for net proceeds of $2.5 million and $5.0 million, respectively.

           In December 1996, an officer of the Company purchased 161,280 shares of common stock at $4.17 per share for a total purchase price of $672,000. Simultaneously with the purchase of such stock, the officer borrowed from the Company $672,000 as evidenced by a promissory note that bears interest at 3% per annum, matures in December 2001, and is secured by and with recourse only to the 161,280 shares. Also in December 1996, another officer exercised options to purchase 48,000 shares of common stock at an exercise price of $1.56 per share and exercised warrants to purchase 144,000 shares of common stock at $2.90 per share. Simultaneously with the exercises, the officer borrowed from the Company $492,000, as evidenced by a promissory note that bears interest at 3% per annum, matures in December 2001, and is secured by and with recourse only to 118,080 shares.

           In March 1997, the Company sold a total of 359,424 shares of common stock for $6.51 per share to two officers of the Company in exchange for promissory notes with terms similar to those described above. Such shares are subject to repurchase by the Company if the officers do not remain employed by the Company through March 1999; such repurchase rights of the Company expire ratably over this two-year period. At December 31, 1998, 44,928 shares of common stock were subject to repurchase by the Company. The weighted-average grant date fair value of non-vested stock awards during 1997 and 1996 was $2.06 per share and $0.49 per share, respectively.

           Deferred Compensation

           The Company has recorded deferred compensation of $695,000 representing the difference between the issuance and exercise prices related to stock awards and options and the deemed fair value for financial reporting purposes of the Company's common stock. The deferred compensation is being amortized to expense over the vesting period of the options and over the two-year repurchase period for the stock awards. The deferred compensation expense was $319,000 and $250,000 in 1998 and 1997, respectively.

\
           Warrants

           As of December 31, 1998, the Company has outstanding and exercisable warrants to purchase 520,184 shares of common stock at exercise prices ranging from $3.42 to $5.21 ($4.11 weighted average exercise price) per share to certain investors, executive officers and the private placement agent for a 1996 preferred stock financing. The value of these warrants was not material. In 1996, an executive officer of the Company exercised a warrant to purchase 144,000 shares of common stock at $2.90 per share.

           Stock Option Plans

           During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Company initially reserved a total of 1,152,000 common shares for issuance under the Plan. At the 1998 annual meeting, the stockholders approved a proposal to increase the number of shares authorized for issuance under the Plan to 2,152,000. Under the Plan, the board of directors may grant stock options to employees and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than fair value and nonstatutory options may be granted to employees at exercise prices of no less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors and expire 10 years from the date of grant. At December 31, 1998, 1,185,308 shares were available for future grant under the Plan.

           The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the Plan. Each option gives the holder the right to purchase common stock at prices between $0.78 and $1.82 per share. In 1998, the Company granted options to purchase a total of 9,500 shares of common stock to three directors and a scientific advisory board member at prices between $4.75 and $10.06 per share. The options vest over periods up to four years. As of December 31, 1998, 592,866 options were outstanding.

           In 1997, the Company adopted the Non-Employee Director Stock Option Plan (the "Directors' Plan") providing for periodic stock option grants to directors of the Company. Under the Directors' Plan, each new, non-employee director receives a one-time grant of options to purchase 23,040 shares of common stock, of which options to purchase 11,520 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 5,760 shares each year (such that the amount received under the Directors' Plan when added to all prior options granted to a director which vest in that year total 5,760) on the date of the annual meeting of the stockholders commencing in 1997. Options under the Directors' Plan are granted at the fair market value of the Company's common stock on the date of the grant. A total of 138,240 shares of common stock have been reserved for issuance under the Directors' Plan, of which options to purchase 51,840 shares were issued and outstanding at December 31, 1998.

           As adjusted information regarding net loss and loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model beginning in 1997 and the minimum value method prior to 1997 with the following weighted-average assumptions:

                                   YEAR ENDED DECEMBER 31,
                            --------------------------------
                              1998         1997        1996
                            -------      -------      ------
Volatility                      .77          .53         --
Risk-free interest rate        4.8%         6.2%        6.2%
Dividend yield                  --           --          --
Expected life of option        2.3 years    2.4 years   3.0 years

           The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           For purposes of as adjusted disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's as adjusted information follows (in thousands, except for per share information):

                                                           YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                       1998          1997           1996
                                                     --------      --------      ---------
As adjusted net loss                                 $(16,896)     $ (7,388)     $  (4,891)
As adjusted basic and diluted net loss per share     $  (1.31)     $  (0.97)     $   (0.92)

           Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its as adjusted effect will not be fully reflected until fiscal 1999.

           A summary of the Company's stock options activity, and related information follows:

                                                      YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------
                                     1998                      1997                      1996
                             ---------------------    -----------------------   -----------------------
                                         WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                             NUMBER       AVERAGE      NUMBER       AVERAGE       NUMBER      AVERAGE
                               OF         EXERCISE       OF         EXERCISE        OF        EXERCISE
                             SHARES        PRICE       SHARES         PRICE       SHARES       PRICE
                           ----------    ---------    ----------    ---------   ----------    --------
Options outstanding at
  beginning of period       1,356,941      $3.88      1,153,553      $2.77        860,131      $1.66
Options granted               424,780      $5.87        292,816      $8.34        569,397      $4.17
Options exercised             (39,138)     $3.17        (20,888)     $1.60        (67,200)     $1.56
Options canceled             (159,025)     $7.91        (68,540)     $4.87       (208,775)     $2.37
                            ---------                 ---------                 ---------
Options outstanding at
  end of the period         1,583,558      $4.03      1,356,941      $3.88      1,153,553      $2.77
                            =========                 =========                 =========

The following table summarized information about stock options outstanding at December 31, 1998:


                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    ----------------------------------------    ------------------------
                                     WEIGHTED-
                                     AVERAGE       WEIGHTED-
                      NUMBER         REMAINING     AVERAGE       NUMBER     WEIGHTED-
  RANGE OF              OF          CONTRACTUAL    EXERCISE        OF        AVERAGE
EXERCISE PRICE        SHARES           LIFE         PRICE        SHARES    EXERCISE PRICE
--------------        ------        -----------    --------    ---------   --------------
                                    (IN YEARS)
$ 0.78 - $ 1.82       583,366          5.52         $ 1.56       579,526     $ 1.57
$ 4.17 - $ 6.51       790,896          8.47         $ 4.53       318,773     $ 4.27
$ 7.38 - $10.13       197,416          8.60         $ 8.69        38,132     $ 8.33
$13.00 - $14.25        11,880          8.94         $13.90         5,130     $13.52
                    ---------                                  ---------
     Total          1,583,558          7.41         $ 4.03       941,561     $ 2.82
                    =========                                  =========

           The weighted-average grant-date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $3.71, $8.37 and $0.69, respectively.

           Employee Stock Purchase Plan

           In 1998, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), covering an aggregate of 50,000 shares of the Company's common stock. Each quarter, an eligible employee may elect to purchase shares of the Company's stock through payroll deductions at a price equal to the lower of 85% of the fair value of the stock as of the first business day of the quarter or the last business day. In 1998, 4,446 shares of the Company's stock were sold under the ESPP at $4.04 per share.

           [8] Income Taxes

           As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $28,600,000 and $1,600,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1,200,000 and $1,000,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2018, if not utilized. The state of California net operating losses will expire at various dates beginning in 1999 through 2003, if not utilized.

           Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                               1998              1997
                                           ------------      ------------
Deferred tax assets
  Net operating loss carryforwards         $  9,800,000      $  4,700,000
  Capitalized research and development        1,500,000           200,000
  Other - net                                 2,500,000           400,000
                                           ------------      ------------
  Total deferred tax assets                  13,800,000         5,300,000
  Valuation allowance                       (13,800,000)       (5,300,000)
                                           ------------      ------------
Net deferred tax assets                    $         --      $         --
                                           ============      ============


           The net valuation allowance increased by $8,500,000 and $2,400,000 for the fiscal years ended December 31, 1998 and 1997, respectively.

           [9] Transactions with Related Parties

           As of December 31, 1998, 1997 and 1996, the Company owed $100,237, $152,113, and $44,026, respectively, for professional services rendered by two law firms of which the spouse of the Company's President and Chief Executive Officer was a member during these periods. The Company incurred legal fees and costs to one of these law firms of approximately $1,000,000 for each of the two years ended December 31, 1998 and 1997. The Company incurred legal fees and costs of $68,775 for the year ended December 31, 1996, to the other of these law firms. The Company incurred no legal fees or costs with this second law firm in 1998 and 1997.

           In January 1997, Sachnoff & Weaver, Ltd., one of the firms identified above, purchased 76,800 shares of the Company's common stock at $6.51 per share. Sachnoff & Weaver, Ltd., a member of which is the spouse of the Company's President and Chief Executive Officer, paid $102,415 and delivered a promissory note to the Company for the balance in the amount of $397,585 secured by 61,069 shares of common stock. The note required payment of interest at 8.25% per annum. As of December 31, 1998, the principal balance was paid in full.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The Financial Statements and notes thereto included in Item 8 to this Form 10-K Report are incorporated herein by reference.

(a)(2) The schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3)     Exhibits.

           The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials.


      EXHIBIT NO.                       DESCRIPTION
      -----------                       -----------

         3.1 Amended and Restated Articles of Incorporation of the Company, as amended*

         3.2(a)   By-Laws of the Company*

         3.2(b)   First Amendment to the By-Laws

         4.1      Specimen Common Stock certificate*

         4.2      Form of Registration Rights Agreement*

         4.3      Form of Warrant Agreement*

         4.4 Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998 **

         10.1 Form of Indemnification Agreement between the Company and each of its directors and officers*

         10.2     Stock Option Plan, as amended+***

         10.4     Non-Employee Director Stock Option Plan, as amended+****

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

         10.11    Employee Stock Purchase Plan+*****

         21.1     Subsidiaries of Hyseq, Inc.*

         23.1     Consent of Ernst & Young LLP, Independent Auditors

         27.1     Financial Data Schedule

----------

* Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement filed on Form S-1, File No. 333-29091.

** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Form 8-K, filed on July 31, 1998.

*** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-41663.

**** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-53089.

***** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-53087.

+ Denotes compensation plan in which an executive officer or director participates.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 18th day of March, 1999.

                                   HYSEQ, INC.



                                   By:  /s/ Lewis S. Gruber
                                        ----------------------------------------
                                        Lewis S. Gruber
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 18th day of March, 1999.

       SIGNATURE                                              TITLE
       ---------                                              -----
/s/ Robert D. Weist
--------------------------                            Chairman of the Board
    Robert D. Weist

/s/ Lewis S. Gruber
--------------------------               President and Chief Executive Officer, Director
    Lewis S. Gruber                               (Principal Executive Officer)

/s/ Mark E. Gitter
--------------------------                           Chief Financial Officer
    Mark E. Gitter                              (Principal Financial and Accounting
                                                             Officer)
/s/ Radoje T. Drmanac
--------------------------                                   Director
    Radoje T. Drmanac

/s/ Raymond F. Baddour
--------------------------                                   Director
    Raymond F. Baddour

/s/ Greta E. Marshall
--------------------------                                   Director
    Greta E. Marshall

/s/ Thomas N. McCarter III
--------------------------                                   Director
    Thomas N. McCarter III

--------------------------                                   Director
     Ernst Schweizer

--------------------------                                   Director
    Janice M. LeCocq

                                 EXHIBIT INDEX
                                 -------------

      EXHIBIT NO.                       DESCRIPTION
      -----------                       -----------

         3.1 Amended and Restated Articles of Incorporation of the Company, as amended*

         3.2(a)   By-Laws of the Company*

         3.2(b)   First Amendment to the By-Laws

         4.1      Specimen Common Stock certificate*

         4.2      Form of Registration Rights Agreement*

         4.3      Form of Warrant Agreement*

         4.4 Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998 **

         10.1 Form of Indemnification Agreement between the Company and each of its directors and officers*

         10.2     Stock Option Plan, as amended+***

         10.4     Non-Employee Director Stock Option Plan, as amended+****

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

         10.11    Employee Stock Purchase Plan+*****

         21.1     Subsidiaries of Hyseq, Inc.*

         23.1     Consent of Ernst & Young LLP, Independent Auditors

         27.1     Financial Data Schedule

----------

* Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement filed on Form S-1, File No. 333-29091.

** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Form 8-K, filed on July 31, 1998.

*** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-41663.

**** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-53089.

***** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement on Form S-8, File No. 333-53087.

+ Denotes compensation plan in which an executive officer or director participates.