Form 10-Q
period 1999-03-31
HYSEQ INC
filed 1999-05-14
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

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

                                  408-524-8100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]              No  [ ]



              COMMON STOCK OUTSTANDING ON MAY 10, 1999: 12,994,692

                                   HYSEQ, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX



                                                                                                                          Page
                                                                                                                          ----
Part I     Financial Information

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets at March 31, 1999, and
                     December 31, 1998.....................................................................................3

                     Condensed Consolidated Statements of Operations for the Three Months Ended
                     March 31, 1999 and 1998...............................................................................4

                     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 1999 and 1998...............................................................................5

                     Notes to Condensed Consolidated Financial Statements..................................................6

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.................................................................................6

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................................10

Part II    Other Information

           Item 1.   Legal Proceedings....................................................................................10

           Item 2.   Change in Securities and Use of Proceeds.............................................................11

           Item 3.   Defaults Upon Senior Securities......................................................................12

           Item 4.   Submission of Matters to a Vote of Security Holders..................................................12

           Item 5.   Other Information....................................................................................12

           Item 6.   Exhibits and Reports on Form 8-K.....................................................................12

Signature ................................................................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                     MARCH 31,          DECEMBER 31,
                                                                     ---------          ------------
                                                                       1999                1998*
                                                                     ---------          ------------
                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 16,409             $ 21,555
  Short-term investments                                               21,578               24,880
  Accounts receivable                                                   3,402                  651
  Other current assets                                                    897                1,118
                                                                     --------             --------
Total current assets                                                   42,286               48,204
Cash on deposit                                                         2,106                2,106
Equipment and leasehold improvements, net                               7,468                6,902
Patents, licenses and other assets, net                                   722                  702
                                                                     --------             --------
Total assets                                                         $ 52,582             $ 57,914
                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  1,693             $  1,905
  Accrued professional fees                                             1,284                1,575
  Other current liabilities                                             1,188                1,025
  Current portion of lease and loan obligations                         1,375                1,354
                                                                     --------             --------
Total current liabilities                                               5,540                5,859
Noncurrent portion of lease and loan obligations                        4,121                4,479
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                          --                   --
  Common stock                                                         82,248               82,341
  Notes receivable from stockholders                                   (3,503)              (3,503)
  Deferred compensation                                                   (58)                (126)
  Accumulated other comprehensive loss                                    (42)                 (14)
  Accumulated deficit                                                 (35,724)             (31,122)
                                                                     --------             --------
Total stockholders' equity                                             42,921               47,576
                                                                     --------             --------
Total liabilities and stockholders' equity                           $ 52,582             $ 57,914
                                                                     ========             ========


* The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.



See accompanying notes.

                                   HYSEQ, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     -----------------------------
                                                                        1999                1998
                                                                     --------             --------
Contract revenues                                                    $  2,752             $  2,683
Operating expenses:
  Research and development                                              5,602                4,094
  General and administrative                                            2,188                2,077
                                                                     --------             --------
Total operating expenses                                                7,790                6,171
                                                                     --------             --------
Loss from operations                                                   (5,038)              (3,488)
Interest income, net                                                      436                  799
                                                                     --------             --------
Net loss                                                             $ (4,602)            $ (2,689)
                                                                     ========             ========
Basic and diluted net loss per share                                 $  (0.35)            $  (0.21)
                                                                     ========             ========
Shares used in computing basic and diluted net loss per share          12,967               12,734
                                                                     ========             ========



See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                   (unaudited)



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       -----------------------------
                                                                                         1999                  1998
                                                                                       --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $ (4,602)            $ (2,689)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of patents and licenses                                     592                  391
  Amortization of deferred compensation                                                      68                   80
  Unrealized loss on short-term investments                                                 (28)                 (14)
  Changes in assets and liabilities:
    Accounts receivable                                                                  (2,751)               1,567
    Other current assets                                                                    221                  477
    Other assets                                                                            (26)                 (16)
    Accounts payable                                                                       (212)                  62
    Accrued professional fees                                                              (291)                 140
    Other current liabilities                                                               163                 (171)
                                                                                       --------             --------
Net cash used in operating activities                                                    (6,866)                (173)
                                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                                  (1,152)              (1,449)
Purchases of short term investments                                                     (11,498)             (33,930)
Maturities of short term investments                                                     14,800               45,000
                                                                                       --------             --------
Net cash provided by investing activities                                                 2,150                9,621
                                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                                   --                   79
Principal payments on capital lease and loan obligations                                   (337)                 (60)
Issuance of common stock for ESPP                                                            22                   --
Re-purchase of common stock from stockholder                                               (115)                  --
                                                                                       --------             --------
Net cash (used in) provided by financing activities                                        (430)                  19
                                                                                       --------             --------

Net (decrease) increase in cash and cash equivalents                                     (5,146)               9,467
Cash and cash equivalents at beginning of period                                         21,555               23,204
                                                                                       --------             --------
Cash and cash equivalents at end of period                                             $ 16,409             $ 32,671
                                                                                       ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest Paid                                                                          $    165             $     33
                                                                                       ========             ========


See accompanying notes.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of March 31, 1999, statements of operations for the three months ended March 31, 1999 and 1998 and statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2.         Changes in Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" (the "SOP"). Effective January 1, 1999, the Company adopted the SOP. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company previously expensed such costs as incurred. The adoption of the new SOP resulted in capitalization of approximately $0.3 million for the period ended March 31, 1999.

3.         Comprehensive Loss

During the three months ended March 31, 1999 and 1998, the Company's comprehensive loss amounted to $4,630,000 and $2,703,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 concerning existing and potential collaboration arrangements, royalties and other payments under existing and potential collaboration arrangements, product development and sales and other statements. Such statements are based on Management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including but not limited to, the following: the scientific progress of the Company's programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in development of products without collaboration partners; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payment or payments.

Hyseq is a registered trademark and service mark of the Company. HyX, HyChip, HyProfile, HyPace and HyBrow are trademarks and HyGenomics, HyGnostics, HyPace, Global Expression Technology, GET and ProbeSure are service marks of the Company.

RESULTS OF OPERATIONS

Contract revenues were $2.8 million in the three months ended March 31, 1999, compared to $2.7 million for the same period in 1998. Revenues recorded during the three months ended March 31, 1999 included $1.6 million from Chiron Corporation and $1.2 million from the pharmaceutical division of Japan's Kirin Brewery Co., Ltd. The Company substantially completed recognition of revenues from the second year of its Chiron collaboration during the first quarter of 1999 due to acceleration of its efforts. As the third year of the Chiron collaboration begins on June 1, 1999, the Company expects to have limited revenue from Chiron during April and May 1999. The Company recognizes payments under its collaboration agreement with Chiron as revenue either ratably over the collaboration term based on the guaranteed minimum funding requirement, which is $5.5 million for the third year of the collaboration, or as earned based on performance levels for each period in excess of minimum funding levels. First quarter revenues also reflect the achievement of an important milestone in the Company's collaboration with Kirin which was achieved ahead of schedule. The acceleration of Chiron and Kirin work under those collaborations was done in part for the Company to undergo its planned second quarter gene discovery capacity expansion. With the achievement of this milestone, the Company has earned $2.7 million of the $3.0 million payable in its Kirin collaboration, with the remainder to be recognized over the remainder of the collaboration term. The recognition of revenues will vary from quarter to quarter and may result in significant fluctuations in operating results from year to year. There can be no assurance that the Company will be able to maintain existing collaborations and obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $7.8 million and $6.2 million for the three months ended March 31, 1999 and 1998, respectively. The research and development component of operating expenses increased to $5.6 million during the three months ended March 31, 1999 from $4.1 million during the same period of 1998. This increase in expenses during the three months ended March 31, 1999 is due to addition of scientific and bioinformatic personnel, costs associated with the Company's pharmacogenomic activities and activities related to continued research on potential product candidates, increased investment in the Company's intellectual property, costs related to continuing development and production of its HyChip system in connection with its Early Access Program, and increased depreciation and rental expenses associated with the expansion of the Company's facilities. In connection with the Company's planned second quarter expansion of its gene discovery capacity to over 2 million samples per month to accommodate additional potential collaboration opportunities and expanded internal gene discovery research, the Company expects operating expenses during the second quarter to decrease primarily from lower material consumption costs, a significant component of research and development operating expenses, subject to gene discovery collaboration requirements. The general and administrative component of operating expenses increased slightly to $2.2 million during the three months ended March 31, 1999 from $2.1 million during the same period of 1998, primarily due to increased staffing to support the Company's growth over the prior 12 months.

The magnitude of the increases or decreases in the Company's operating expenses will be significantly affected by the Company's ability to secure new collaboration partners. At times, however, the Company may choose to increase sequencing production and analysis capabilities in order to expand its internal sequencing effort and to support its efforts to recruit new collaboration partners. If the Company does not obtain additional collaboration partners in a timely manner, it may not be able to adjust significantly its level of expenditures in any such period, which could have an adverse effect on the Company's operating results.

Net interest income decreased to $0.4 million during the three months ended March 31, 1999 from $0.8 million for the same period in 1998. The decrease in interest income resulted from lower cash and investment balances held by the Company and higher interest expense from increased financing activities.

Since inception, the Company has incurred operating losses and, as of March 31, 1999, had an accumulated deficit of $35.7 million. The Company incurred a net loss for the three months ended March 31, 1999 of $4.6 million compared to a net loss of $2.7 million in the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $40.1 million in cash and investments, which includes $38.0 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash account, compared to $48.5 million at December 31, 1998. This decrease was a result of a significant increase in accounts receivable, on-going gene discovery work, patent-related costs including its on-going litigation against Affymetrix, Inc. and cost related to continuing development and production of its HyChip universal sequencing chip product. In connection with the Company's planned second quarter expansion, the Company has a commitment, at its option, for financing capital expenditures for the expansion and the capital needs of the Company for the balance of the year.

The Company has classified all of its investments as short-term as of March 31, 1999, as the Company may decide not to hold its investments until maturity in order to take advantage of favorable market conditions. Cash and investments are held currently in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million on deposit with the Company's primary bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $0.5 million commencing in 2001 and will be further reduced by $0.5 million each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives the interest earned thereon.

Net cash used in operating activities increased to $6.9 million during the three months ended March 31, 1999 from $0.2 million in the same period of 1998. The increase in cash usage from operations for the first quarter of 1999 was due primarily to a significant increase in accounts receivable, higher operating expenses, and a decrease in interest income. The increase in accounts receivable was a result of the Company's accelerated efforts in its Chiron collaboration during the first quarter of 1999. In the corresponding quarter in 1998, the significantly lower cash usage from operations was due primarily to a major decrease in accounts receivable and lower operating expenses.

The Company's investing activities, other than the purchase and sales of short-term investments, have consisted of capital expenditures, which totaled $1.2 million for the three months ended March 31, 1999 as compared to $1.4 for the same period of 1998. Capital expenditures decreased in first quarter of 1999 primarily due to a lower level of additional build out of facilities, which included capital equipment additions necessary for software development and research and development, partially offset by the capitalization of internal software costs as a result of the Company's adoption of Statement of Position 98-1. See Note 2 of Notes to Condensed Consolidated Financial Statements. The Company may require significant capital expenditures during the second quarter in connection with its planned expansion which capital expenditures the Company expects to finance.

Net cash used by financing activities was $0.4 million for the three months ended March 31, 1999 as compared to negligible net cash provided by financing activities for the same period in 1998. The net cash usage in the first quarter in 1999 was primarily due to payments on capital leases and loan obligations. For the corresponding period in 1998, the net cash provided by financing activities was a result of the Company receiving payments on notes held by stockholders.

The Company expects that existing capital resources, anticipated revenue from existing collaborative partners, and its capital financing commitment will be sufficient to support the Company's operations at least through 2000. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of those programs, the ability of the Company to establish new collaborative and licensing arrangements and the financial commitments involved in such arrangements.

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

Based on recent assessment, the Company believes that substantially all of its critical bioinformatics software and internal information technology systems are Y2K compliant. The Company has developed most of it bioinformatics software in-house during the last three years, and has been aware of the Y2K issue. As a result, the Company believes that its proprietary software is Y2K compliant. The Company is currently assessing the status of its third party software and hardware, including embedded chips, used in its production line. Affected systems may include certain older robotic technologies.

Due to the recent upgrade of the Company's accounting and human resource systems and software, and based on representations of the manufacturers, the Company believes that its accounting and human resource systems are Y2K compliant.

The Company has sent letters to its vendors, collaborators and other third parties regarding their Y2K compliance. To date, the Company has identified areas that are supplied by third-party vendors that may not be Y2K compliant based on the representations of such vendors. The Company is independently testing these systems and is also evaluating the cost to upgrade or replace these systems if necessary. However, the Company does not believe the failure to upgrade or replace these systems would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to complete its assessment during the third quarter of 1999.

Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade and maintain business systems as necessary, it is currently not anticipated that the Y2K issue or related costs will have a material adverse effect on the Company's business, financial condition and results of operations. The cost of any required modifications likely to be found in this process is expected not to exceed $50,000. However, disruptions in the economy generally resulting from Y2K issues could materially adversely affect the Company. The amount of potential liability and loss of revenue cannot be reasonably estimated at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuee. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, corporate bonds, certificates of deposit, and all such investments held in the Company's portfolio as of March 31, 1999 mature in 1999 and 2000. The Company classifies its cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio as of March 31, 1999:


                                                    AVERAGE INTEREST RATE        COST                FAIR VALUE
                                                    -----------------------------------------------------------
                                                                 (In thousands, except interest rates)
               Cash equivalents
                   Variable rate                           4.70%                 11,410                11,410
                    Fixed rate                             4.89%                  5,003                 4,999
               Marketable securities
                    Fixed rate                             5.21%                 21,616                21,578


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

           The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint to Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents in Hyseq I. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997 and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), an initial case management conference for each case was held by the Court and a pre-trial schedule was entered by the Court. A claims construction hearing occurred on November 17 and 18, 1998, but the court has yet to render its decision on those issues. By letter dated April 26, 1999, Affymetrix requested the Company to stipulate to the filing of an amended answer that adds the defense that Hyseq obtained its patents by defrauding the Patent Office; Hyseq declined Affymetrix' request, in part because the proposed amendment was so vague as to be insufficient as a matter of law. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim.

           On August 18, 1998, Affymetrix filed suit against the Company alleging that the Company infringed two of Affymetrix's U.S. patents, No. 5,795,716 and 5,744,305 (Case No. C-98-013192 FMS). This action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of another U.S. Patent, No. 5,800,992. The Company believes that the suit is without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter. Procedurally, Affymetrix moved to disqualify counsel for the Company and the matter was heard by the District Court Judge on April 16, 1999. On May 6, 1999 the District Court Judge denied Affymetrix' motion and ruled that counsel for the Company would not be disqualified.

           The Company has incurred substantial costs and expended substantial personnel time in asserting the Company's patent rights against Affymetrix and may continue to incur such costs in asserting its patent rights against Affymetrix or others. There can be no assurance that the Company will be successful in asserting its patent rights. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                      (a)        Not applicable.

                      (b)        Not applicable.

                      (c)        Not applicable.

                      (d) On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-209091) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 3,450,000 shares of common stock, including the underwriters' over-allotment which was exercised in full, all of which were issued and sold by the Company (the "Offering"). All of the shares covered by the IPO Registration Statements were sold upon termination of the Offering in September 1997 to an underwriting syndicate managed by Lehman Brothers Inc. The shares sold by the Company were sold at an aggregate price to public of $48,300,000, netting $44,919,000 to the Company after underwriters' discount of $3,381,000. Since the effective date of the IPO Registration Statements, the Company has incurred approximately $949,000 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $43,970,000 (the "Net Proceeds"). None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. Since the effective date of the IPO Registration Statements, the Company estimates that it has used a portion of the Net Proceeds of the Offerings as follows: (i) development of potential therapeutic product candidates and diagnostic tests and products while continuing to expand its HyGenomics database, $18.6 million, (ii) development of its HyChip system and related products, $4.5 million, (iii) investment in capital equipment and leasing of additional space to increase sequencing capacity, $3.0 million, (iv) working capital and other general corporate purposes, $15.7 million and (v) temporary investments, $2.2 million.

The temporary investments specified above have consisted primarily of investment-grade commercial paper, bank CDs and other interest-bearing securities. None of the payments of proceeds mentioned above have been paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     Not applicable.

ITEM 5.    OTHER INFORMATION

                     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                     (a)       Exhibits

                               Exhibit 27.0 Financial Data Schedule

                     (b)       Reports on Form 8-K

                               No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Hyseq, Inc.  (Registrant)



                                                 By: /s/ Mark E. Gitter
                                                     -----------------------
                                                     Mark E. Gitter
                                                     Chief Financial Officer



Date: May 10, 1999

                               INDEX TO EXHIBITS


Exhibit
Number                   Description

27.0           Financial Data Schedule