Form 10-Q
period 1999-06-30
HYSEQ INC
filed 1999-08-16
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes [X]        No  [ ]

             COMMON STOCK OUTSTANDING ON AUGUST 2, 1999: 13,021,146

                                   HYSEQ, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
Part I     Financial Information

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets at June 30, 1999, and
                    December 31, 1998...................................................................  3

                    Condensed Consolidated Statements of Operations for the Three
                    and Six Months Ended  June 30, 1999 and 1998........................................  4

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 1999 and 1998..............................................................  5

                    Notes to Condensed Consolidated Financial Statements................................  6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................  6

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................  9

Part II    Other Information

           Item 1.  Legal Proceedings...................................................................  9

           Item 2.  Change in Securities and Use of Proceeds............................................ 10

           Item 3.  Defaults Upon Senior Securities..................................................... 11

           Item 4.  Submission of Matters to a Vote of Security Holders................................. 11

           Item 5.  Other Information................................................................... 11

           Item 6.  Exhibits and Reports on Form 8-K.................................................... 11

Signature  ............................................................................................. 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        JUNE 30,         DECEMBER 31,
                                                          1999              1998*
                                                        --------         ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 17,304          $ 21,555
  Short-term investments                                  17,502            24,880
  Accounts receivable                                        935               651
  Other current assets                                     1,030             1,118
                                                        --------          --------
Total current assets                                      36,771            48,204
Cash on deposit                                            2,106             2,106
Equipment and leasehold improvements, net                  7,796             6,902
Patents, licenses and other assets, net                      765               702
                                                        --------          --------
Total assets                                            $ 47,438          $ 57,914
                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    723          $  1,905
  Accrued professional fees                                1,001             1,575
  Other current liabilities                                  923             1,025
  Current portion of lease and loan obligations            1,623             1,354
                                                        --------          --------
Total current liabilities                                  4,270             5,859
Noncurrent portion of lease and loan obligations           4,750             4,479
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                             --                --
  Common stock                                            82,303            82,341
  Notes receivable from stockholders                      (3,503)           (3,503)
  Deferred compensation                                      (51)             (126)
  Accumulated other comprehensive loss                       (73)              (14)
  Accumulated deficit                                    (40,258)          (31,122)
                                                        --------          --------
Total stockholders' equity                                38,418            47,576
                                                        --------          --------
Total liabilities and stockholders' equity              $ 47,438          $ 57,914
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

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                              -------------------------         -------------------------
                                                1999             1998             1999             1998
                                              --------         --------         --------         --------
Contract revenues                             $  1,043         $  2,680         $  3,795         $  5,363
Operating expenses:
  Research and development                       4,152            4,921            9,754            9,015
  General and administrative                     1,773            2,414            3,961            4,490
                                              --------         --------         --------         --------
Total operating expenses                         5,925            7,335           13,715           13,505
                                              --------         --------         --------         --------
Loss from operations                            (4,882)          (4,655)          (9,920)          (8,142)
Interest income, net                               348              737              784            1,536
                                              --------         --------         --------         --------
Net loss                                      $ (4,534)        $ (3,918)        $ (9,136)        $ (6,606)
                                              ========         ========         ========         ========
Basic and diluted net loss per share          $  (0.35)        $  (0.31)        $  (0.70)        $  (0.52)
                                              ========         ========         ========         ========
Shares used in computing basic and
diluted net loss per share                      12,996           12,769           12,982           12,751
                                              ========         ========         ========         ========



See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (9,136)        $ (6,606)
Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
  Depreciation and amortization of patents and licenses                  1,291              819
  Amortization of deferred compensation                                     75              159
  Unrealized loss on short-term investments                                (59)             (11)
  Changes in assets and liabilities:
    Accounts receivable                                                   (284)          (1,113)
    Other current assets                                                    88              167
    Other assets                                                           (76)             (39)
    Accounts payable                                                    (1,182)            (105)
    Accrued professional fees                                             (574)             718
    Other current liabilities                                             (102)            (139)
                                                                      --------         --------
Net cash used in operating activities                                   (9,959)          (6,150)
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                 (2,172)          (2,751)
Purchases of short term investments                                    (11,422)         (34,381)
Maturities of short term investments                                    18,800           31,025
                                                                      --------         --------
Net cash provided by investing activities                                5,206           (6,107)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                  --              155
Principal payments on capital lease and loan obligations                  (671)            (166)
Proceeds from financing loan                                             1,211               21
Proceeds from issuance of common stock                                      33              543
Issuance of common stock for ESPP                                           44               --
Re-purchase of common stock from stockholder                              (115)              --
                                                                      --------         --------
Net cash (used in) provided by financing activities                        502              553
                                                                      --------         --------

Net (decrease) increase in cash and cash equivalents                    (4,251)         (11,704)
Cash and cash equivalents at beginning of period                        21,555           23,204
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 17,304         $ 11,500
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest Paid                                                         $    322         $     31
                                                                      ========         ========



See accompanying notes.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 1999, statements of operations for the three and six months ended June 30, 1999 and 1998 and statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2.      Changes in Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" (the "SOP 98-1"). Effective January 1, 1999, the Company adopted SOP 98-1. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company previously expensed such costs as incurred. The adoption of SOP 98-1 resulted in capitalization of approximately $0.6 million for the six months ended June 30, 1999.

3.      Comprehensive Loss

During the six months ended June 30, 1999 and 1998, the Company's comprehensive loss amounted to $9,195,000 and $6,617,000, respectively.

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

RESULTS OF OPERATIONS

Contract revenues were $1.0 million and $3.8 million for the three and six months ended June 30, 1999, compared to $2.7 million and $5.4 million for the same periods in 1998. Revenues recorded during the three months ended June 30, 1999 included $0.6 million from Chiron Corporation and $0.4 million as a reimbursement from PE Corporation. The decrease in revenues in the second quarter of 1999 from the same period in 1998 was primarily the result of the acceleration of efforts with respect to the Company's collaboration with Chiron Corporation into the first quarter of 1999 which allowed the Company time for its planned expansion of its production capacity during the second quarter of 1999. The Company recognizes payments under its collaboration agreement with Chiron as revenue either ratably over the collaboration term based on the guaranteed minimum funding requirement, which is $5.5 million for the third year of the collaboration, or as earned based on performance levels for each period in excess of minimum funding levels. The Company expects revenues from its collaboration with Chiron to increase to at least $1.3 million during the third quarter of 1999 as a result of the minimum funding requirement in its collaboration with Chiron. The amount of revenues recognized will vary from quarter to quarter and may result in significant fluctuations in operating results from quarter to quarter. There can be no assurance that the Company will be able to maintain existing collaborations or obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $5.9 million and $13.7 million for the three and six months ended June 30, 1999, respectively, compared to $7.3 million and $13.5 million for the same periods in 1998. The research and development component of operating expenses decreased to $4.2 million during the three months ended June 30, 1999 from $4.9 million during the same period of 1998. This decrease in the research and development component of operating expenses during the three months ended June 30, 1999 compared to the corresponding period in 1998 was due primarily to lower material consumption costs resulting from the acceleration of efforts with respect to the Company's collaboration with Chiron Corporation into the first quarter of 1999 which allowed the Company time for its planned expansion of its production capacity during the second quarter of 1999. For the six months ended June 30, 1999, research and development expenses were $9.8 million compared to $9.0 million for the same period in 1998. This increase was due primarily to the costs associated with the addition of scientific and bioinformatic personnel, increased investment in the Company's intellectual property, costs related to continuing development and recent enhancements of the HyChip universal sequencing chip product, and increased depreciation and rental expenses associated with the expansion of the Company's facilities, partially offset by lower material consumption costs and the capitalization of internal software development costs. The general and administrative component of operating expenses decreased to $1.8 million and $4.0 million during the three and six months ended June 30, 1999, respectively, from $2.4 million and $4.5 million during the same periods of 1998, primarily due to lower legal costs partially offset by increased staffing and other costs associated with business development. Lower legal expenses resulted in part due to the current status of Hyseq's litigation with Affymetrix which has resulted in decreased activity until a trial date is set by the court. The Company expects that total operating expenses will remain at approximately the second quarter level through the end of the third quarter of 1999.

The magnitude of the increases or decreases in the Company's operating expenses will be significantly affected by the Company's ability to secure new collaboration partners. At times, however, the Company may choose to increase sequencing production and analysis capabilities in order to expand its internal sequencing effort and to support its efforts to recruit new collaboration partners. If the Company does not obtain additional collaboration partners in a timely manner, it may not be able to adjust significantly its level of expenditures in any such period which could have a material adverse effect on the Company's operating results.

Net interest income decreased to $0.3 million and $0.8 million during the three and six months ended June 30, 1999 from $0.7 million and $1.5 million for the same periods in 1998. The decrease in interest income resulted from lower cash and investment balances held by the Company and higher interest expense from increased financing activities.

Since inception, the Company has incurred operating losses and, as of June 30, 1999, had an accumulated deficit of $40.3 million. The Company incurred a net loss for the three and six months ended June 30, 1999 of $4.5 million and $9.1 million, respectively, compared to a net loss of $3.9 million and $6.6 million in the same periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $36.9 million in cash and investments, which includes $34.8 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash on deposit account, compared to $48.5 million at December 31, 1998. This decrease was a result of on-going product development costs, patent-related costs including the Company's on-going litigation against Affymetrix, Inc. and costs related to continuing development and recent enhancements of the HyChip universal sequencing chip product, partially offset by collection of accounts receivable and financing proceeds. During the second quarter of 1999, the Company obtained a $5.0 million asset-backed financing commitment to cover its expansion and expected capital needs through the end of the year. As of June 30, 1999 the Company had borrowed $1.2 million under this financing commitment.

The Company has classified all of its investments as short-term as of June 30, 1999 as the Company may decide not to hold its investments until maturity in order to take advantage of favorable market conditions. Cash and investments are currently held in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million in a cash on deposit account with the Company's bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $0.5 million commencing in 2001 and will be further reduced by $0.5 million each year thereafter subject to certain conditions. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives the interest earned thereon.

Net cash used in operating activities increased to $10.0 million during the six months ended June 30, 1999 from $6.2 million in the same period of 1998. The increase in cash usage from operations for the first half of 1999 was due primarily to a significant reduction in accounts payable balance, higher operating expenses, and a decrease in interest income. During the first half of 1998, the lower net cash usage from operations was due primarily to higher revenue and interest income.

The Company's investing activities, other than the purchase and sales of short-term investments, consist of capital expenditures which totaled $2.2 million for the six months ended June 30, 1999 as compared to $2.8 million for the same period of 1998. Capital expenditures decreased in the first half of 1999 primarily due to lower expenditures related to the facilities expansion compared to the first half of 1998, partially offset by the capitalization of internal software costs as a result of the Company's adoption of SOP 98-1. See
Note 2 of Notes to Condensed Consolidated Financial Statements. The Company expects to finance any additional capital expenditures required during the second half of 1999.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 1999 as compared to $0.6 million for the same period in 1998. The net cash provided in the first half in 1999 was primarily due to proceeds from asset-backed financing, partially offset by higher payments on capital leases and loan obligations. For the corresponding period in 1998, the net cash provided by financing activities was primarily a result of the Company receiving payments on notes held by stockholders and issuance of common stock related to the exercise of options and warrants.

The Company expects that existing capital resources, anticipated revenue from existing collaborative partners, and its capital financing commitment will be sufficient to support the Company's operations at least through the first half of 2001 as the Company expects to substantially complete many aspects of its internal gene discovery efforts by year end and continue to focus on product development. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs and the magnitude of those programs, the ability of the Company to establish new collaborative and licensing arrangements and the financial commitments involved in such arrangements.

There can be no assurance that the Company will be able to establish additional collaborations or that such collaborations will produce revenues, which together with the Company's revenues from existing collaboration partners, financing commitments, cash, cash equivalents and short-term investments, will be adequate to fund the Company's operations. The Company's cash requirements depend on numerous factors, including the ability of the Company to attract collaboration partners; the Company's research and development activities; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and the purchase of additional capital equipment, including capital equipment necessary to insure that the Company's sequencing operation remains competitive. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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

Based on ongoing assessments, the Company believes that substantially all of its critical bioinformatics software and internal information technology systems are Y2K compliant. The Company has developed most of its bioinformatics software in-house during the last three years and has been aware of the Y2K issue. As a result, the Company believes that its proprietary software is Y2K compliant. The Company believes that it has completed substantially all of its assessment of the status of its third-party software and hardware, including embedded chips, used in its production line, and believes that all systems that may have been affected have been replaced, or will be replaced during second half of 1999, or have been retired from use in the ordinary course of business. The

Company does not believe that a Y2K issue, if any, occurring with this equipment would have a material adverse effect on its ongoing operations.

Due to the recent upgrade of the Company's accounting and human resource systems and software, and based on representations of the manufacturers, the Company believes that its accounting and human resource systems are Y2K compliant.

The Company has sent letters to its vendors, collaborators and other third parties regarding their Y2K compliance. To date, the Company has identified areas that are supplied by third-party vendors that may not be Y2K compliant based on the representations of such vendors. The Company is independently testing these systems and is also evaluating the cost to upgrade or replace these systems, if necessary. However, the Company does not believe the failure to upgrade or replace these systems would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to complete its assessment during the third quarter of 1999.

Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade and maintain business systems as necessary, it is currently anticipated that the Y2K issue or related costs will not have a material adverse effect on the Company's business, financial condition and results of operations. The cost of any required modifications likely to be found in this process is expected not to exceed $50,000. However, disruptions in the economy generally resulting from Y2K issues could materially adversely affect the Company. The amount of potential liability and loss of revenue cannot be reasonably estimated at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuee. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, corporate bonds, certificates of deposit, and all such investments held in the Company's portfolio as of June 30, 1999 mature in 1999 and 2000. The Company classifies its cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio as of June 30, 1999:

                           AVERAGE INTEREST RATE   COST          FAIR VALUE
                           ---------------------  ------         ----------
                                    (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash equivalents
    Variable rate                   4.60%          8,105             8,105
     Fixed rate                     5.01%          9,207             9,199
Marketable securities
     Fixed rate                     5.08%         17,567            17,502


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

The suit alleges that Affymetrix willfully infringed, and continues to infringe, upon the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing upon the patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint to Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents in Hyseq I. On June 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegation of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997 and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), an initial case management conference for each case was held by the Court and a pre-trial schedule was entered by the Court. A claims construction hearing occurred on November 17 and 18, 1998, but the court has yet to render its decision on those issues. On July 12, 1999, Affymetrix filed an amended answer and counterclaim that alleges the additional defense that the patents were obtained through inequitable conduct. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken. While the Company believes it has made valid claims and has a meritorious defense to the counterclaim, this litigation is at an early stage and there can be no assurance that the Company will prevail in the claim.

On August 18, 1998, Affymetrix filed suit against the Company alleging that the Company infringed two of Affymetrix' U.S. patents, No. 5,795,716 and 5,744,305 (Case No. C-98-013192 FMS). This action was filed in the U.S. District Court for the Northern District of California, San Jose Division. Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of another U.S. Patent, No. 5,800,992. The Company believes that the suit is without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter. On June 30, 1999, the Court granted Hyseq's motion for a 120-day extension to the case management schedule. On July 1, 1999, Judge Fern Smith, to whom the case was assigned, began a planned leave of absence from the bench in the Northern District. As a result, the parties have been informed that the case will be reassigned to another judge in the Northern District. No reassignment has been made as of this date.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable.

(b)     Not applicable.

(c)     Not applicable.

(d) On August 7, 1997, the Company's Registration Statement on Form S-1 (File No. 333-209091) was declared effective by the Securities and Exchange Commission (the "Commission") and the Company's Registration Statement on Form S-1 (File No. 333-13417) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, was automatically effective upon filing (collectively, the "IPO Registration Statements"). The IPO Registration Statements registered a total of 3,450,000 shares of common stock, including the underwriters' over-allotment which was exercised in full, all of which were issued and sold by the Company (the "Offering"). All of the shares covered by the IPO Registration Statements were sold upon termination of the Offering in September 1997 to an underwriting syndicate managed by Lehman Brothers Inc. The shares sold by the Company were sold at an aggregate price to public of $48,300,000, netting $44,919,000 to the Company after underwriters' discount of $3,381,000. Since the effective date of the IPO Registration Statements, the Company has incurred approximately $949,000 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $43,970,000 (the "Net Proceeds"). None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or an affiliate of any such persons. The Company believes that it has applied substantially all of the Net Proceeds of the Offerings to the uses identified in the IPO Registration Statements as follows: (i) development of potential therapeutic product candidates and diagnostic tests and products and expansion of its HyGenomics database, $21.7 million, (ii) development of the HyChip system and related products, $5.1 million, (iii) investment in capital equipment and leasing of additional space to increase sequencing capacity, $3.7 million, (iv) working capital and other general corporate purposes, $13.5 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 24, 1999. At that meeting, a quorum was present and two proposals were voted upon.

        1. The following persons were nominees for election as Class III Directors, each to hold office for a term as outlined in the proxy statement or until his successor is duly elected and qualified, and at the Annual Meeting of Stockholders on May 24, 1999, each such Director received the number of votes set opposite his respective name and was elected as Class III Directors for the term set forth in the proxy statement:


                                                                   PERCENTAGE OF                      PERCENTAGE OF
                       NOMINEE                      FOR             TOTAL VOTES    WITHHELD            TOTAL VOTES
                       -------                   ---------         -------------   ---------          -------------
                Radoje T. Drmanac                6,735,180             85.68       1,125,343             14.32
                Thomas N. McCarter, III          6,735,180             85.68       1,125,343             14.32

        2. The proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the 1999 fiscal year was approved at the Annual Meeting of Stockholders on May 24, 1999 by the following vote:

                                              PERCENTAGE OF
                                 VOTES         TOTAL VOTES
                               ---------      -------------
               For             7,818,138        99.46
               Against            20,660          .26
               Abstain            21,725          .28

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27.0 Financial Data Schedule

(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Hyseq, Inc. (Registrant)

                                        By: /s/ Mark E. Gitter
                                           -------------------------------------
                                           Mark E. Gitter
                                           Chief Financial Officer

Date: August 13, 1999

                                INDEX TO EXHIBITS

 EXHIBIT NUMBER          DESCRIPTION
 --------------          -----------
      27.0        Financial Data Schedule