Form 10-Q
period 1999-09-30
HYSEQ INC
filed 1999-11-12
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Yes [X]    No [ ]

            COMMON STOCK OUTSTANDING ON NOVEMBER 2, 1999: 13,035,134

                                   HYSEQ, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                                                                         PAGE
                                                                                                                         ----

Part I    Financial Information

          Item 1.      Financial Statements

                       Condensed Consolidated Balance Sheets at September 30, 1999, and December 31, 1998............      3

                       Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                       September 30, 1999 and 1998...................................................................      4

                       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

                       September 30, 1999 and 1998...................................................................      5

                       Notes to Condensed Consolidated Financial Statements..........................................      6

          Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........      6

          Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................      9

Part II   Other Information

          Item 1.      Legal Proceedings.............................................................................      9

          Item 2.      Change in Securities and Use of Proceeds......................................................     10

          Item 3.      Defaults Upon Senior Securities...............................................................     10

          Item 4.      Submission of Matters to a Vote of Security Holders...........................................     10

          Item 5.      Other Information.............................................................................     11

          Item 6.      Exhibits and Reports on Form 8-K..............................................................     11

Signature............................................................................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            1999              1998*
                                                        ------------      ------------
                                                         (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                             $     16,369      $     21,555
  Short-term investments                                      13,501            24,880
  Accounts receivable                                          2,404               651
  Other current assets                                         1,012             1,118
                                                        ------------      ------------
Total current assets                                          33,286            48,204
Cash on deposit                                                2,106             2,106
Equipment and leasehold improvements, net                      8,909             6,902
Patents, licenses and other assets, net                          767               702
                                                        ------------      ------------
Total assets                                            $     45,068      $     57,914
                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $      1,743      $      1,905
  Accrued professional fees                                    1,187             1,575
  Other current liabilities                                      895             1,025
  Current portion of lease and loan obligations                1,865             1,354
                                                        ------------      ------------
Total current liabilities                                      5,690             5,859
Noncurrent portion of lease and loan obligations               5,216             4,479
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                 --                --
  Common stock                                                82,344            82,341
  Notes receivable from stockholders                          (3,503)           (3,503)
  Deferred compensation                                          (44)             (126)
  Accumulated other comprehensive loss                           (45)              (14)
  Accumulated deficit                                        (44,590)          (31,122)
                                                        ------------      ------------
Total stockholders' equity                                    34,162            47,576
                                                        ------------      ------------
Total liabilities and stockholders' equity              $     45,068      $     57,914
                                                        ============      ============

* The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                            ---------------------------       ---------------------------
                                               1999             1998             1999             1998
                                            ----------       ----------       ----------       ----------
Contract revenues                           $    1,490       $    1,352       $    5,285       $    6,715
Operating expenses:
  Research and development                       4,389            4,969           14,143           13,984
  General and administrative                     1,757            2,601            5,718            7,091
                                            ----------       ----------       ----------       ----------
Total operating expenses                         6,146            7,570           19,861           21,075
                                            ----------       ----------       ----------       ----------
Loss from operations                            (4,656)          (6,218)         (14,576)         (14,360)
Interest income, net                               324              750            1,108            2,286
                                            ----------       ----------       ----------       ----------
Net loss                                    $   (4,332)      $   (5,468)      $  (13,468)      $  (12,074)
                                            ==========       ==========       ==========       ==========
Basic and diluted net loss per share        $    (0.33)      $    (0.42)      $    (1.04)      $    (0.94)
                                            ==========       ==========       ==========       ==========
Shares used in computing basic and
  diluted net loss per share                    13,016           12,926           12,993           12,809
                                            ==========       ==========       ==========       ==========


See accompanying notes.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                          1999             1998
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $    (13,468)    $    (12,074)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization of patents and licenses                      1,980            1,293
  Amortization of deferred compensation                                         82              239
  Unrealized loss on short-term investments                                    (31)              13
  Changes in assets and liabilities:
    Accounts receivable                                                     (1,753)            (340)
    Other current assets                                                       106             (306)
    Other assets                                                               (85)             (60)
    Accounts payable                                                          (162)            (281)
    Accrued professional fees                                                 (388)             437
    Other current liabilities                                                 (130)             (33)
                                                                      ------------     ------------
Net cash used in operating activities                                      (13,849)         (11,112)
                                                                      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                                     (3,967)          (4,221)
Purchases of short term investments                                        (11,421)         (37,094)
Maturities of short term investments                                        22,800           39,062
                                                                      ------------     ------------
Net cash provided by/(used in) investing activities                          7,412           (2,253)
                                                                      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stockholders' notes receivable                                      --              155
Principal payments on capital lease and loan obligations                    (1,069)            (262)
Proceeds from financing loan                                                 2,317              281
Proceeds from issuance of common stock                                          34              545
Issuance of common stock for ESPP                                               84               --
Re-purchase of common stock from stockholder                                  (115)              --
                                                                      ------------     ------------
Net cash provided by financing activities                                    1,251              719
                                                                      ------------     ------------
Net (decrease) increase in cash and cash equivalents                        (5,186)         (12,646)
Cash and cash equivalents at beginning of period                            21,555           23,204
                                                                      ------------     ------------
Cash and cash equivalents at end of period                            $     16,369     $     10,558
                                                                      ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest Paid                                                         $        495     $         98
                                                                      ============     ============


See accompanying notes.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998 and statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2. Changes in Accounting Standards

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" (the "SOP 98-1"). Effective January 1, 1999, the Company adopted SOP 98-1. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company previously expensed such costs as incurred. The adoption of SOP 98-1 resulted in capitalization of approximately $1.1 million for the nine months ended September 30, 1999.

3. Comprehensive Loss

During the nine months ended September 30, 1999 and 1998, the Company's comprehensive loss amounted to $13,499,000 and $12,061,000, respectively.

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

GeneSolutions and GeneSolutions.com are trademarks and service marks of GeneSolutions Inc., a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

Contract revenues were $1.5 million and $5.3 million for the three and nine months ended September 30, 1999, compared to $1.4 million and $6.7 million for the same periods in 1998. Revenues recorded during the three months ended September 30, 1999 included $1.4 million from Chiron Corporation and $0.1 million as a reimbursement from PE Corporation. The Company recognizes payments under its collaboration agreement with Chiron as revenue either ratably over the collaboration term based on the guaranteed minimum funding requirement, which is $5.5 million for the third year of the collaboration (June 1, 1999 to May 31, 2000), or as earned based on performance levels for each period if in excess of minimum funding levels. The Company expects revenues from its collaboration with Chiron to remain at the same level of minimum funding of approximately $1.4 million during the fourth quarter of 1999. In the fourth quarter, the Company expanded its relationship with PE Corporation which may provide additional revenues of up to $1.35 million through the end of 2000. The amount of revenues the Company recognizes will vary from quarter to quarter and may result in significant fluctuations in operating results from quarter to quarter. There can be no assurance that the Company will be able to maintain existing collaborations or obtain additional collaboration partners. The failure to maintain existing collaboration partners or the inability to enter into additional collaborative arrangements could have a material adverse effect on the Company's revenues and operating results.

Total operating expenses, consisting of research and development expenses and general and administrative expenses, were $6.1 million and $19.9 million for the three and nine months ended September 30, 1999, respectively, compared to $7.6 million and $21.1 million for the same periods in 1998. The research and development component of operating expenses decreased to $4.4 million during the three months ended September 30, 1999 from $5.0 million during the same period of 1998 due primarily to lower material consumption costs resulting from decreased sequencing production levels in the third quarter of 1999 as the Company was completing build out of its facilities, partially offset by higher salaries and increased depreciation expense. For the nine months ended September 30, 1999, research and development expenses were relatively unchanged at $14.1 million compared to $14.0 million for the same period in 1998 as lower material consumption and capitalization of internal software development costs were offset by higher salaries, increased investment in the Company's intellectual property, costs related to continuing development and recent enhancements of the HyChip universal sequencing chip product, and increased depreciation and rental expenses associated with the expansion of the Company's facilities. The general and administrative component of operating expenses decreased to $1.8 million and $5.7 million during the three and nine months ended September 30, 1999, respectively, from $2.6 million and $7.1 million during the same periods of 1998, primarily due to lower legal costs partially offset by increased staffing and other costs associated with business development and startup costs associated with the launching of Hyseq's new www.GeneSolutions.com website. Lower legal expenses resulted in part due to decreased activity while awaiting the results of the November 1998 claims construction hearing known as a "Markman" hearing and the setting of a trial date in the Company's litigation against Affymetrix. The results of the Markman hearing were made public on October 27, 1999. The Company expects that total operating expenses will increase in the fourth quarter due to additional commercialization costs related to GeneSolutions Inc. and due to higher litigation expenses. Litigation expenses are expected to increase due to accelerated activity in the Company's litigation with Affymetrix.

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

Net interest income decreased to $0.3 million and $1.1 million during the three and nine months ended September 30, 1999 from $0.8 million and $2.3 million for the same periods in 1998. The decrease in interest income resulted from lower cash and investment balances held by the Company and higher interest expense from increased financing activities.

Since inception, the Company has incurred operating losses and, as of September 30, 1999, had an accumulated deficit of $44.6 million. The Company incurred a net loss for the three and nine months ended September 30, 1999 of $4.3 million and $13.5 million, respectively, compared to a net loss of $5.5 million and $12.1 million in the same periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $32.0 million in cash and investments, which includes $29.9 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash on deposit account, compared to $48.5 million at December 31, 1998. This decrease was a result of $13.8 million net cash used in operating activities, $4.0 million of capital expenditures, partially offset by financing proceeds of $1.3 million. During the second quarter of 1999, the Company obtained a $5.0 million asset-backed financing commitment to cover its expected capital needs through the end of the year. As of September 30, 1999 the Company had borrowed $2.3 million under this financing commitment. This current asset-backed finance commitment expires on December 31, 1999. The Company is evaluating its future needs for equipment financing and may seek to extend its existing financing commitment or obtain new financing. There is no assurance that its existing financing commitment can be extended or that new financing will be available on favorable terms, if at all.

All of the Company's investments in marketable securities are considered available-for-sale and as such are classified as short-term investments. Cash equivalents and investments are currently held in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities and are invested in accordance with the Company's investment policy with primary objectives of liquidity, safety of principal and diversity of investments. In addition, the Company has $2.1 million in a cash on deposit account with the Company's bank as security for a letter of credit in conjunction with a facility lease. The letter of credit and the cash collateralizing it will be reduced by $0.5 million commencing in 2001 and will be further reduced by $0.5 million each year thereafter subject to certain conditions. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn, however the Company controls the investment of the cash and receives the interest earned thereon.

Net cash used in operating activities increased to $13.8 million during the nine months ended September 30, 1999 from $11.1 million in the same period of 1998. The increase in cash usage from operations for the first nine months of 1999 compared to the same period in 1998 was due primarily to a significant increase in the accounts receivable balance and a decrease in interest income.

The Company's investing activities, other than the purchase and sales of short-term investments, consist of capital expenditures which totaled $4.0 million for the nine months ended September 30, 1999 as compared to $4.2 million for the same period of 1998. Capital expenditures slightly decreased in the first nine months of 1999 primarily due to lower expenditures related to the facilities expansion compared to the first nine months of 1998, partially offset by the capitalization of internal software costs as a result of the Company's adoption of SOP 98-1. See Note 2 of Notes to Condensed Consolidated Financial Statements. The Company expects to finance additional capital expenditures required during the fourth quarter of 1999.

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 1999 as compared to $0.7 million for the same period in 1998. The net cash provided in the first nine months in 1999 was primarily due to proceeds from asset-backed financing, partially offset by higher payments on loan obligations. For the corresponding period in 1998, the net cash provided by financing activities was primarily a result of the Company receiving payments on notes held by stockholders and issuance of common stock related to the exercise of options and warrants.

The Company expects that existing capital resources, anticipated revenue from existing collaborative partners, and its capital financing commitment will be sufficient to support the Company's operations at least through the first half of 2001 as the Company expects to substantially complete many aspects of its internal gene discovery efforts by year end and continue to focus on product development. The Company's estimate of the time period for which cash funds will be adequate to fund its operations is a forward-looking estimate subject to risks and uncertainty, and actual results may differ materially. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including, but not limited to, scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish new collaborative and licensing arrangements and the financial commitments involved in such arrangements.

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

Based on ongoing assessments, the Company believes that substantially all of its critical bioinformatics software and internal information technology systems are Y2K compliant. The Company has developed most of its bioinformatics software in-house during the last three years and has been aware of the Y2K issue. As a result, the Company believes that its proprietary software is Y2K compliant. Certain software used by the Company's wholly owned subsidiary GeneSolutions Inc. was developed during the third quarter of 1999 during which time the Company was aware of the Y2K issue. GeneSolutions also uses certain third party software and hardware, which, based on representations of manufacturers, the Company believes are Y2K complaint. As a result, the Company believes that the computer related systems used by GeneSolutions Inc. are Y2K compliant. The Company believes that it has completed substantially all of its assessment of the status of its third-party software and hardware, including embedded chips, used in its production line, and believes that all systems that may have been affected have been replaced, or will be replaced before the year 2000, or have been retired from use in the ordinary course of business. The Company does not believe that a Y2K issue, if any, occurring with this equipment would have a material adverse effect on its ongoing operations.

Due to the recent upgrade of the Company's accounting and human resource systems and software, and based on representations of the manufacturers, the Company believes that its accounting and human resource systems are Y2K compliant.

The Company has sent letters to its vendors, collaborators and other third parties regarding their Y2K compliance. To date, the Company has identified areas that are supplied by third-party vendors that may not be Y2K compliant based on the representations of such vendors. The Company has independently tested these systems and is also evaluating the cost to upgrade or replace these systems, if necessary. However, the Company does not believe the failure to upgrade or replace these systems would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include U.S. government securities, commercial paper, corporate bonds, certificates of deposit, and all such investments held in the Company's portfolio as of September 30, 1999 mature in 1999 and 2000. The Company classifies its cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The table below presents the amounts and related weighted interest rates of the Company's investment portfolio as of September 30, 1999:

                                    AVERAGE INTEREST RATE            COST             FAIR VALUE
                                    ---------------------            ----             ----------
                                                   (IN THOUSANDS, EXCEPT INTEREST RATES)

Cash equivalents
    Variable rate                            4.67%                 $ 4,772              $ 4,772
     Fixed rate                              5.41%                 $11,609              $11,597
Marketable securities
     Fixed rate                              5.11%                 $13,534              $13,501

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 3, 1997, the Company brought suit against Affymetrix, Inc. in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patents No. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW ENE) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. On

December 9, 1997, the Company filed a second lawsuit against Affymetrix alleging infringement by Affymetrix of the Company's U.S. Patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97 4469 THE) ("Hyseq II"). On April 22, 1998 the two cases were consolidated.

The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing its patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim that alleges the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued its claims construction order and is expected to set a trial date in this case at a hearing to be held in December 1999. The Company and Affymetrix are currently engaged in pretrial discovery during which documents are being exchanged and depositions are being taken. While the Company believes it has made valid claims and has meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that the Company will prevail in the action.

On August 18, 1998, Affymetrix filed suit against the Company alleging that the Company infringed two of Affymetrix' U.S. patents, No. 5,795,716 and 5,744,305 (Case No. C-98 013192 WHA (MEJ)). This action is being heard in the U.S. District Court for the Northern District of California, San Francisco Division. Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. On August 19, 1999, the case was reassigned to Judge William H. Alsup. On October 12, 1999, the Court decided on its own volition to consolidate the technology tutorial and the claims construction hearing in the case of Affymetrix, Inc. v. Hyseq, Inc. with those in case of Affymetrix, Inc. v. Synteni, Inc. and Incyte Pharmaceuticals, Inc. These are scheduled to be held on January 26, 2000 and February 15, 2000, respectively. The Court has set separate trial dates for the two cases, with the Hyseq case currently scheduled to be tried in October 2000, after the trial of Affymetrix
v. Synteni et al. The Company believes that Affymetrix' allegations are without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

On October 26, 1999, the Company filed a lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Case No. C-99 4735 MJJ), alleging infringement by Affymetrix of the Company's recently-issued U.S. Patent No. 5,972,619 (the "619 Patent"). Hyseq also alleges that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented and is claimed and covered by Hyseq's `619 Patent. Hyseq has filed a notice in the case of Affymetrix, Inc. v. Hyseq, Inc. that this new case is related to that case.

The Company has incurred substantial costs and expended substantial personnel time in asserting the Company's patent rights and defending its technology against Affymetrix and may continue to incur such costs in asserting its patent rights and defending its technology against Affymetrix or others. There can be no assurance that the Company will be successful in asserting these efforts. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27.0 Financial Data Schedule

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Hyseq, Inc. (Registrant)

                                       By:  /s/ Mark E. Gitter
                                            ------------------------------------
                                            Mark E. Gitter
                                            Chief Financial Officer

Date: November 12, 1999

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                                         DESCRIPTION
--------------                                         -----------
     27.0                                         Financial Data Schedule