Form 10-K405
period 1999-12-31
HYSEQ INC
filed 2000-03-20
CIK 907654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[MARK ONE]
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-22873

                                  HYSEQ, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEVADA
(STATE OR OTHER JURISDICTION OF INCORPORATION OR                  36-3855489
                   ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

        670 ALMANOR AVENUE, SUNNYVALE, CA                            94086
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 524-8100 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                              COMMON STOCK, $.001
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 10, 2000 was $749,125,100, based on the last sale price as reported by The Nasdaq Stock Market.

     As of March 10, 2000, the Registrant had 13,204,579 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Items 10, 11, 12 and 13 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 23, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Many of the statements in this section, including those made in "Risk Factors," below and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report are forward looking. These may be identified by words such as "believe," "expect," "anticipate," "should," "may," "estimated" and "potential" among others. These forward-looking statements are based on our current expectations which could differ significantly from those discussed in the forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. Forward-looking statements involve risks and uncertainty. "Hyseq" is our registered trademark and service mark. "HyChip" is another of our trademarks. "GeneSolutions" and "GeneSolutions.com" are trademarks and service marks of GeneSolutions Inc., our wholly-owned subsidiary.

GENERAL

     We research and develop biopharmaceuticals to treat acute and chronic diseases. We are conducting preclinical studies on our IL-1Hy1 anti-inflammatory and CD39L4 anti-clotting product candidates and are researching a number of other product candidates for our clinical pipeline. Our biopharmaceutical product candidates are proteins produced by novel, rarely-expressed genes. A gene is rarely-expressed when 10 copies or less of that gene are expressed among the hundreds of thousands of genes in a typical sample. We believe our genomics technologies, which we have used to analyze over 12 million human DNA samples for our own use, have given us a statistical advantage in finding novel, rarely-expressed genes. We focused on finding these genes because scientists believe they produce proteins, including receptors and hormones, that regulate normal and disease conditions. Proteins produced by rarely-expressed genes represent attractive biopharmaceutical candidates because they are more effective in small quantities than proteins produced by highly-expressed genes.

     As of March 10, 2000, we had filed patent applications covering over 900,000 partial and full length gene sequences, including a large number of rarely-expressed genes and the proteins they encode. We have identified over 35,000 genes with features that indicate they are capable of producing secretory proteins or have significant homology to the coding regions of known genes. We have completely sequenced more than 5,000 of these genes. Unlike other technologies, our technology generates both sequence and expression data for the samples we analyze. We use this data and screen for features indicative of size, solubility and secretability to select proteins for biological activity research. Novel proteins that show desired biological activity are added to our clinical pipeline. GeneSolutions Inc., our wholly-owned subsidiary, serves as a business-to-business marketing arm for our products, including novel genes and proteins that we do not plan to develop by ourselves. GeneSolutions Inc. offers these and other genomic resources over the Internet at www.GeneSolutions.com.

     We also have numerous patents and patent applications covering genomics technologies such as our biochip. Our biochip technology now makes it possible to sequence more than 3,000 bases of any gene in a single reaction. This read length is at least three times longer than that produced by traditional gel-based technology, the only other technology capable of sequencing long segments of any gene without using a specific reference gene or sequence. This capability allows us to identify all polymorphisms along the sequence as well as point mutations and single nucleotide polymorphisms ("SNPs").

     In 1999, industry sales of biotechnology products, including human gene-based products such as erythropoietin ("EPO"), human insulin, granulocyte colony stimulating factor and tissue plasminogen activator, exceeded $13.0 billion. The large market potential for the gene-based products has led to a worldwide effort to discover and sequence the estimated 150,000 genes in the human genome and to develop genomics technologies, including biochips, for facilitating such discovery, with the ultimate goal of developing new drugs and treatments for combating disease.

     We have gene-based collaborations with American Cyanamid Company in the agricultural field; Chiron Corporation in solid tumor cancers; Kirin Brewery Co., Ltd. to discover novel genes relating to a specific growth factor activity from certain Kirin cell lines; University of California, San Francisco to sequence and annotate DNA samples to develop cardiovascular polymorphism and pharmacogenomics data. While we are completing our gene discovery work on the human genome for ourselves and under the Chiron and Kirin collaborations, we have initiated our collaboration work with American Cyanamid in the agricultural field. We will participate with Kirin to identify product candidates for further development and co-marketing.

BACKGROUND

     Genes are the hereditary units that control the structure, health and function of all organisms. The study of genes and their functions has led to the development of products and services for diverse markets ranging from health care to agriculture. Genomics, the study of all genetic information of organisms, is a growing field that is expected to lead to the development of additional gene-based therapeutics like EPO.

  The Genetic Code

     The entire genetic content of each organism, known as its genome, is encoded in deoxyribonucleic acid ("DNA"). DNA, which is found in cells, is a molecule comprising two single strands entwined in the form of a double helix. Various combinations of four chemical building blocks or "bases" of DNA, adenine ("A"), thymine ("T"), cytosine ("C") and guanine ("G"), are linked together in series to form each DNA strand. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form base pairs: A pairs with T and G pairs with C. In humans, there are approximately six billion base pairs organized into 23 pairs of DNA structures called chromosomes.

     A gene comprises a series of groupings of three bases on a DNA strand that encodes specific amino acids which, in turn, combine to form proteins. Gene sequencing is the process of determining the order in which these bases are linked together to form a gene. Scientists believe that approximately 10% of human DNA comprises genes, with most of the remaining 90% being of unknown function. We believe the human genome contains approximately 150,000 genes which encode proteins. Proteins are essential to cellular structure, growth and function and, thus, are the principal determinants of an organism's characteristics.

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

  The Relationship Between Genes and Disease

     Because genes encode proteins, which govern substantially all functions of the human body, the sequences of genes and their levels of expression determine when, where and how well essential functions are performed. The addition, deletion or substitution of one or more bases in a gene, known as a mutation, can alter a protein or a gene's level of expression and result in a disease condition. For example, whether a cell is cancerous or normal may depend upon the presence or absence of a mutation in the p53 human cancer suppressor gene. Similarly, scientists believe that whether an individual develops acquired immune deficiency syndrome ("AIDS") upon infection with the human immunodeficiency virus ("HIV") is, in part, a function of at least one human gene sequence. Moreover, the susceptibility of a particular strain of HIV to drug treatment may depend upon the sequence of the viral strain's genome. Most diseases are believed to be polygenic, meaning that multiple genes interact to cause or affect a disease condition. In developing a drug for a polygenic disease like diabetes, the most effective target may be best selected when all genes which interact to cause or affect the disease are known.

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

     Several genomic applications, including polymorphism screening, gene expression level studies and gene identification, can provide critical insight into understanding disease and developing for rapeutic products and diagnostic tests. Polymorphism screening involves sequencing the same gene in each member of a population of healthy and diseased individuals to find naturally occurring variations or "polymorphisms" in the gene sequence and correlating those polymorphisms with the disease condition. Expression level studies compare the levels at which genes are expressed in healthy and diseased individuals to correlate differences with the disease condition. Gene expression can be used to find genes, including genes expressed at low levels.

  Rarely-Expressed Genes

     Some genes are said to be "rarely" expressed because their corresponding mRNA is rarely found in tissue samples or 10 copies or less of a gene are expressed among the hundreds of thousands of genes in a typical sample. Scientists believe that rarely-expressed genes encode regulatory proteins of all kinds, including receptors and hormones. Out of the hundreds of thousands of mRNAs present in a typical tissue sample, only a few copies of mRNA are present for rarely-expressed genes. This rarity requires that large numbers of cDNAs need to be analyzed before the cDNA of a rarely-expressed gene is found. Proteins produced by rarely-expressed genes represent attractive biopharmaceutical candidates because they are more effective in small quantities than proteins produced by highly expressed genes.

APPLICATIONS OF OUR TECHNOLOGY

  Gene Discovery

     To identify the best potential therapeutic and diagnostic product candidates, we have analyzed over 18 million human DNA samples, including over 12 million for our own use, from selected human tissues to discover disease-related human genes and their functions. Our DNA analysis capacity presently is more than 1.5 million samples per month. We have focused on finding the rarely-expressed genes in these tissues. By obtaining information about the degree to which a small number of probes hybridize to a cDNA, we generate a unique intermittent partial sequence called a signature for that cDNA. We use signatures for identifying genes and for characterizing their functions. Traditional gel sequencing generates short sequences, known as expressed sequence tags ("ESTs"), which are only partial sequences of one end of a cDNA. Because our signatures are spread throughout the cDNA, and not just at its end as is the case with ESTs, we believe that the signature process is more accurate than the EST process in determining the identity of a cDNA and, as a result, whether it represents a known or new gene. By comparing such signatures, the number of identical, similar and different cDNAs can be determined and inventoried. We compare our DNA sequence information against other sequences in our databases and sequences of known genes and proteins in public databases. We believe that information generated by these comparative analyses may facilitate the development of potential therapeutic products and diagnostic tests. We believe that our proprietary database of more than 12 million partial human gene sequences is one of the largest such databases in the world.

  Expression Monitoring

     The relative gene expression levels corresponding to cDNAs can be determined by comparing the number of copies of each signature found in collections of cDNA samples such as those obtained from diseased and normal tissues or before and after drug administration. Our signature analysis differs from other technologies in that it can provide both sequence identity and expression level information in one analysis. Furthermore, unlike other approaches, expression levels of all expressed genes, can be determined. We believe that our high-throughput screening of large DNA sample libraries helps to determine a gene's function by examining the gene's pattern of expression. For example, a gene expressed in the human prostate during the early stages of cancer, but not expressed in other tissues or at other times, may be a marker for the cancer and may provide insights into the biological mechanism of the cancer. We have analyzed millions of DNA samples from a number of tissue types to determine relative gene expression levels.

  Polymorphism Screening and Pharmacogenomics

     By correlating a polymorphism with a specific condition, polymorphism screening can be used to determine the significance of gene regions to the function of the gene as a whole. This correlation assists in targeting pharmaceuticals to appropriate regions of gene products (e.g., to a binding site of a receptor). In a polymorphism study, the more types of sequences that are screened, the more information regarding variability is obtained. Pharmacogenomic analysis identifies individual patients who benefit from specific drugs in a safe and efficient way. Our technology is designed to sequence numerous samples simultaneously. Conducting a successful polymorphism or pharmacogenomic sequencing study may require the ability to accurately sequence billions of bases per year, which we believe our technology can provide more cost-effectively than other technologies. Our collaboration with the University of California, San Francisco in cardiovascular and related diseases has been designed to capitalize on our high-throughput capacity.

  Infectious Diseases

     We believe that our proprietary technology has the potential to significantly improve the understanding of infectious diseases and thereby advance their diagnosis and treatment. Mutations in the HIV genome have been correlated with the success of various therapies, and rapid mutation in the HIV genome is an indicator of progression of the disease. We have conducted tests demonstrating that our HyChip biochips can accurately sequence HIV and bacterial samples. We believe that this is the first time that a set of probes capable of completely sequencing all mutations has been reported to be applied to HIV sequence samples. In 1999, we completed a joint project with Lawrence Livermore National Laboratories in which the single-base accuracy of our HyChip biochip allowed it to identify not only the family and species of an unknown infectious organism, but also the specific strain of that organism.

COMPANY TECHNOLOGY

     We believe that our sequencing capacity and flexibility make our technology appropriate for a large number of therapeutic and diagnostic applications. In the discovery stage, we believe our high-throughput proprietary genomics technologies have given us an advantage by decreasing the cost and time required to screen large numbers of DNA samples. We have analyzed over 12 million human DNA samples for our own use. We have screened the resulting human gene sequences for features indicative of size, solubility and secretability. We also employ bioinformatics software to group and analyze these sequences for similarities to the sequences of genes for which potentially valuable pharmaceutical properties are known. The proteins that have favorable features and show biological activity are added to our clinical pipeline.

  Higher Throughput

     Identification of Rarely-Expressed Genes. Scientists believe that rarely-expressed genes encode regulatory proteins of all kinds, including receptors and hormones. Because rarely-expressed genes are represented by far fewer copies of mRNA in a given tissue sample than highly-expressed genes, large numbers of cDNAs may have to be analyzed before the cDNA of a rarely-expressed gene is found. In gene discovery, we presently analyze batches of approximately 50,000 DNA samples that can be 1,000 to 2,000 bases in length each (up to approximately 500 million total bases per batch). We believe that our high-throughput technologies significantly enhance our ability to analyze the large number of cDNAs necessary to find rarely-expressed genes. Out of the hundreds of thousands of mRNAs present in a typical tissue sample, only a few copies of mRNA for rarely-expressed genes are present. Our technology identifies a copy of mRNA that appears only once per cell in such a tissue sample.

     Ability to Obtain More Gene Targets for Monogenic and Polygenic
Diseases. Researchers have focused primarily on identifying a gene that may be involved in a particular disease due to throughput limitations of prevailing technologies. While this may be an effective approach to understanding monogenic disorders in which one gene is the predominant cause of a disease, most diseases are believed to be polygenic. We believe that our gene sequencing approach provides researchers with an industrial-scale tool for comprehensively analyzing gene identities and expression levels in a cell or tissue. Similarly, effective gene interaction studies that identify genes involved in polygenic diseases under various conditions requires processing of millions of cDNAs. We believe that our DNA analysis capacity of over 1.5 million samples per month has given us an advantage in performing effective gene identification and gene interaction studies that are necessary to identify multiple gene targets.

     Ability to Effectively Conduct Polymorphism Screening. Rarely-expressed genes correlated with disease may be sequenced to identify polymorphisms in an attempt to understand what significance, if any, mutations may have. Polymorphism screening for such polygenic diseases typically involves sequencing many genes, some or all of which may be thousands of bases in length, from thousands of healthy and diseased individuals. An understanding of polygenic disease also requires analysis of gene interactions that cause or affect the disease. We believe that effective polymorphism screening, which has applications ranging from determining patient populations that will be most responsive to drug therapies to determination of gene functions, requires the ability to sequence billions of bases per year. Recent advances with our biochip technology now make it possible to sequence more than 3,000 bases of any gene in a single reaction. We believe that this advance makes it a powerful tool for large scale SNP and other polymorphism detection. We believe that our ability to detect any of the millions of human SNPs makes our chip an important tool in pharmacogenomics and for diagnostic use in personalized disease treatments.

  Greater Flexibility

     Determining a gene's utility is a critical step in patenting and commercializing a gene or gene product. We believe that the flexibility of our technology allows our researchers to obtain functional information from gene expression studies, polymorphism studies and complete sequences. Unlike prevailing technologies, our ability to sequence genes at multiple levels of completeness makes it appropriate for a large number of therapeutic and diagnostic applications.

  High Degree of Accuracy

     Because our SBH technology compiles multiple overlapping sequences of bases for each DNA sample, thereby providing multiple verifications of each base in a sequence, it offers a high degree of accuracy. Accuracy is critical in patenting genes because a patent claim containing inaccurate sequence information can nullify the protection intended by the patent. In diagnostics, accuracy is critical to avoiding misdiagnoses and possible injury to patients. Our HyChip system also can accurately sequence mutations in the form of insertions or deletions of bases.

OUR STRATEGY FOR COMMERCIALIZING PRODUCTS

     We have adopted a two-pronged product development strategy. Our primary focus is to discover, identify and patent human gene information in order to develop therapeutic product candidates for the treatment of acute and chronic diseases. We isolate genes coding for soluble proteins, including those that are novel homologs of existing, commercially valuable, gene-based products. Those proteins that show biological activity are then selected for further research. We are conducting preclinical studies on our IL-1Hy1 anti-inflammatory and on CD39L4 anti-clotting product candidates. We may, in the future, seek to enter into partnerships with third parties to share costs of developing these and other product candidates. However, there can be no assurance that we would find willing partners on favorable terms.

     As a secondary focus to help fund our product development efforts, we have established gene discovery collaborations with third parties and are continuing to develop our genomics technologies for possible sale or licensing to third parties. We presently have collaborations with: American Cyanamid Company in the agricultural field; Chiron Corporation in solid tumor cancers; the Pharmaceutical Division of Kirin Brewery Co., Ltd. to discover novel genes relating to a specific growth factor activity from certain Kirin cell lines; University of California, San Francisco to sequence and annotate DNA samples to develop cardiovascular polymorphism and pharmacogenomics data; and PE Corporation to distribute our HyChip universal DNA sequencing biochip. In addition to the over 12 million DNA samples we have analyzed for our own use, we have analyzed over 8 million DNA samples for Chiron, Kirin and American Cyanamid. While we are completing our human genome gene discovery work for ourselves and under the Chiron and Kirin collaborations, we have just initiated our collaboration work with American Cyanamid. We will participate with Kirin to identify product candidates for further development and co-marketing.

     Our collaboration with American Cyanamid requires it to make payments of milestones, research funding, royalties, up-front payments and license fees. We and American Cyanamid also have the right to develop non-agricultural products using results of the collaboration, subject to payments of royalties. Our collaboration with Chiron requires it to make payments of milestones, research funding, royalties, up-front payments and license fees. With Chiron, we have identified 31 gene targets that are consistently differentially expressed in highly metastatic versus non-metastatic cancer. We have identified 51 gene targets from Kirin cell lines for further research. We have exclusive marketing rights in North America and co-marketing rights in the rest of the world (except Asia and Oceania) for any products that may come from the Kirin targets.

OUR PRODUCT DEVELOPMENT PROGRAM

     Our product development program begins with our functional genomics group identifying and evaluating genes that may be useful in the creation of protein-based therapeutic drugs or targets for small molecule drugs. When analysis indicates that a protein is of interest, this group isolates the corresponding full-length cDNA, determines the pattern of tissue expression and the entire coding sequence. We intend to develop high-throughput methods to link these potentially valuable genes to important disease states, thereby creating therapeutic and diagnostic tools for the medical community. The protein purification group provides proteins for in vitro and in vivo testing. The group has available bacterial, insect and mammalian expression systems that produce proteins. The group tests for in vitro and in vivo activity of therapeutic protein candidates and also evaluates mechanisms of action. Additional staff will be responsible for safety studies and for preclinical animal testing of our therapeutic protein product candidates as we continue development. We may use contract research organizations to conduct toxicology, pathology and clinical trials on our lead therapeutic protein product candidates.

     We believe that because our product candidates are natural products of genes found in the general population, our ability to determine the sequence and expression levels of genes gives us an advantage in understanding their function and expediting clinical trials by observing how our product candidates work in human subjects. We believe our technology gives us a unique window on gene sequences and expression levels. Sequence and expression levels are the two basic parameters that determine how active and how much of a gene product is present in human samples. We track sequence and expression levels to develop product candidates for pharmaceutical indications.

     Even before entering clinical trials, we believe we will be able to obtain information on how our product candidates work in real people. By sequencing a gene that produces a product candidate in thousands of human samples, and by correlating the gene sequence with corresponding medical records, we may be able to observe how gene sequences that affect activity relate to human health. By also correlating variation in the gene's sequence with corresponding medical records, we may be able to determine the effect of dosage of our gene product on health. Finally, by examining the sequence and expression level of genes that produce products which interact with our product candidate (such as competitive inhibitors, degrading enzymes and receptors), we may obtain a high resolution picture of how our product works in the body.

     Using information derived from the application of our technology to DNA samples, we may be able to enhance the clinical trials process by identifying those subjects who can benefit from our product candidate versus those who would not. This information may be helpful in expediting regulatory review and also provides a diagnostic test once the product is on the market.

OUR CLINICAL PIPELINE

     We believe our proprietary genomics technologies have given us an advantage in building our clinical pipeline because they have allowed us to find genes expressed at low levels. Such genes are said to be "rarely" expressed because their corresponding mRNA is rarely found in tissue samples. Rarely-expressed genes represent attractive therapeutic product candidates because the proteins they produce may be more effective in small quantities than proteins produced by highly-expressed genes.

     In the second half of 1998, we began selecting product candidates for our clinical pipeline. A substantial number of proteins that are encoded by our novel, rarely-expressed genes appear to be homologs of gene products that are known soluble factors and receptors. Soluble factors and receptors are molecules that regulate normal and disease state physiology. As we cannot develop all of these molecules, we use a ranking system for further development in our clinical pipeline. In addition to scientific factors, we consider a number of economic factors such as potential market size and degree of similarity to known biopharmaceutical drugs. Product candidates that rank highest overall are then selected for further development. In addition to our primary product candidates, IL-1Hy1 and CD39L4, our collection of human genes provides a broad base of product opportunities, including chemokines, growth factors, stem cell factors, interferons, integrins, hormones and their receptors and other interleukins from which to select additional proteins for research and development.

     The chart below indicates the stage of development for the announced product candidates in our clinical pipeline as of December 31, 1999. The chart does not identify product candidates being identified with our partner, Kirin Brewery Co., Ltd. for joint marketing and development under our Kirin collaboration.

CANDIDATE                                      POTENTIAL APPLICATIONS    DEVELOPMENT STAGE
---------                                      ----------------------    -----------------
IL-1Hy1......................................  Inflammatory Diseases     Preclinical
IL-1Hy2......................................  Inflammatory Diseases     Research
CD39L4.......................................  Heart Disease             Preclinical
CD39L2.......................................  Heart Disease             Research

  IL-1Hy1: Product Candidate for Treating Inflammatory Disease

     We believe that our IL-1Hy1 protein may have therapeutic applications in the treatment of inflammatory disease. In 1999, Hyseq's scientists published results for IL-1Hy1 in Biochemical & Biophysical Research Communications. IL-1Hy1 was found to be expressed in the skin, spleen and other tissues consistent with its potential role as a mediator of inflammatory processes. In addition, our research demonstrated that IL-1Hy1 can be activated by signals that induce inflammation and immune responses. We are focusing research on the protein's potential ability to disrupt the process of inflammation in such diseases as rheumatoid arthritis and inflammatory bowel disease. According to industry sources, rheumatoid arthritis and inflammatory bowel disease affect approximately 6 million people in the United States alone.

  CD39L4: Product Candidate for Preventing Blood Clotting

     We believe that our CD39L4 anti-clotting product candidate could help prevent or treat blood vessel blockage that can cause cardiovascular disease such as heart attacks and strokes. In 1999, Hyseq's scientists published results for CD39L4 in The Journal of Biological Chemistry. When blood vessels are damaged, a substance called adenosine diphosphate (ADP) is released at the site of injury to initiate blood clotting for repair. In cardiovascular disease, blood clotting can be excessive and result in blockage of blood vessels. By decreasing the levels of ADP, abnormal clotting and blockage of blood vessels may be reduced. CD39L4 breaks down ADP but does not significantly affect a related substance, adenosine triphosphate (ATP) that regulates other physiological processes. This specificity makes CD39L4 a promising therapeutic candidate. According to industry sources, approximately 59 million people in the United States suffer from cardiovascular disease.

OTHER PRODUCTS

  Cardiovascular Polymorphism Database

     We are developing a cardiovascular polymorphism database in conjunction with the University of California, San Francisco. In constructing the database, we and the University are conducting population genetic and pharmacogenomic research on genes that may have important roles in the development of cardiovascular and related diseases. We believe our database will assist us and other future users in thoroughly understanding the roles of genes, gene mutations and polymorphisms that may lead to diseases of the cardiovascular system.

  HyChip Biochip

     We presently use our universal DNA sequencing HyChip biochip internally and with third parties for testing purposes. In 1999, we completed a joint project with Lawrence Livermore National Laboratories in which the single-base accuracy of our HyChip biochip allowed it to identify not only the family and species of an unknown infectious organism, but also the specific strain of that organism. We also made advances that allow our biochip technology to sequence more than 3,000 bases of any gene in a single reaction. This read length is at least three times longer than produced by traditional gel-based technologies, the only other technology capable of sequencing long segments of any gene without using a specific reference gene or sequence. We believe that this advance makes our HyChip biochip a powerful tool for large-scale polymorphism detection as well as in determination of point mutations and single nucleotide polymorphisms ("SNPs"). Our HyChip biochip can be used with commercially-available, off-the-shelf readers.

  GeneSolutions Inc.

     Our wholly-owned subsidiary, GeneSolutions Inc., serves as a business-to-business marketing arm for our products, including novel genes and proteins that we do not plan to develop by ourselves. GeneSolutions offers these and other genomic resources over the Internet at www.GeneSolutions.com. GeneSolutions also offers gene-analysis information for public domain genes, as well as a number of our proprietary genes, on a point-and-click basis over the Internet. We may, in the future, use GeneSolutions as a catalog for sale of HyChip biochips and customized arrays using public domain and custom sequences (including sequences licensed to third parties by GeneSolutions). The GeneSolutions website offers three basic types of information:

     - DNA sequence information;

     - homology data (i.e., similarity to genes in the public databases); and

     - tissue expression data.

     We believe advantages of GeneSolutions are:

     - free access to the GeneSolutions website analysis of genes and homologs;

     - easy, point-and-click access to gene sequences, tissue expression data and homology information;

     - genomic information available to a broad group of potential buyers including universities, research institutes, small start-up companies, large pharmaceutical companies. Additional market segments may also be reached, including users of genomic information for clinical trials and DNA diagnostic applications.

     Genomic information is available on the website on a cost-per-item basis rather than through subscription or access fees. This gene-analysis and expression data and related information is not presently available from other sources in a simple, user-friendly format such as the Internet.

     We believe a major benefit of GeneSolutions is the breadth of gene-analysis information it offers. We believe this access to public and proprietary genomic sequence and homology information, coupled with functional attributes can improve analysis and reduce processing time for such activities as genomics-based drug development, diagnostics and health care.

     Users may be able to strengthen their patent portfolios through licensing of additional or competing rights held by Hyseq or GeneSolutions. These benefits may enable users to:

     - find and license additional family members of a gene product that is being considered as part of a research program by adding rights to additional family members; for example, a licensee may (i) gain protection against development of a product around another family member that may have a better pharmaceutical profile thus helping to prevent a competitor from announcing a better product; or (ii) use a previously unknown gene family member to gain insight on how the product in question functions.

     - piece together the intellectual property rights to a gene product for freedom to operate purposes; for example, (i) Hyseq or GeneSolutions may have a senior position in a gene or in a gene's function; or (ii) because it has been a common practice for genomics and other companies to file patent applications covering ESTs, users may want to fill in rights on ESTs that are covered by Hyseq or GeneSolutions patent rights. Since our technology automatically compiles sequences along a gene as it sequences, the GeneSolutions information shows the user exactly where the piece in question "fits" along the gene, and

     - gain information about genes that are co-expressed with the gene in question, thus providing additional insight on pathways and related information.

     Other offerings on our GeneSolutions website include a message board and gene exchange. GeneSolutions hosts a message board for visitors to discuss genomics issues and to browse through messages for ideas and information. We believe the message board should bring more visitors to GeneSolutions and establish the site as a focal point for genomic research. GeneSolutions also offers to act as a consignment agent for customers around the world who wish to sell or license their genomic material in an e-commerce market.

COLLABORATIONS

     As we are now completing our gene discovery work on the human genome and transitioning into development of our own biopharmaceutical products, we have narrowed the scope of our collaborations in the human genome arena. Consistently with the narrowed scope, our collaboration with Kirin Brewery Company, Ltd. requires us to apply our gene discovery technology to certain Kirin cell lines and relates only to novel genes with a specific growth factor activity. We retained exclusive marketing rights in North America and co-marketing rights in the rest of the world (excluding Asia and Oceania) with respect to discoveries from the Kirin collaboration. We may, in the future, seek to enter into partnerships with third parties to share costs of developing these and other product candidates. However, there can be no assurance that we would find willing partners on favorable terms.

  American Cyanamid Company

     In December 1999, we entered into an exclusive collaboration with American Cyanamid Company to develop agricultural products. The collaboration provides for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement, for up to four additional one-year terms. Through January 2000, American Cyanamid had made cash payments of $9.0 million to us under our agreement. American Cyanamid has the exclusive right to commercialize any agricultural products resulting from the collaboration. We will receive royalties on any such products. The agreement requires us to generate data at a specified level per year which, if not met, could result in our breach of the agreement.

  Chiron Corporation

     In May 1997, we entered into an exclusive collaboration with Chiron Corporation to develop solid tumor cancer therapeutics, diagnostic molecules and vaccines. The collaboration agreement has an initial term of three years ending on May 31, 2000, and can be extended at Chiron's option for two additional two-year periods. Chiron paid a nonrefundable $1 million up-front licensing fee upon signing the agreement and guaranteed payment of a minimum of $8.5 million in the first year and $5.5 million in each of the two years thereafter in connection with our research on Chiron tissue sample libraries. Chiron has the exclusive right to commercialize any solid tumor products resulting from the collaboration. We will receive royalties on any such products. The agreement requires us to generate data at a specified level per year which, if not met, could result in our breach of the agreement. Chiron also invested $7.5 million in us in conjunction with the collaboration. As of March 10, 2000, we had processed over 6 million samples for Chiron and the collaboration has resulted in the filing of patent applications covering over 8,800 gene discoveries. Chiron has announced the identification of 31 gene targets that are consistently different in highly metastatic versus non-metastatic cancer. Our gene-sequencing obligations under the original term of the agreement are substantially completed.

  Kirin Brewery Co., Ltd.

     In October 1998, we entered into a collaboration with the Pharmaceutical Division of Kirin Brewery Co, Ltd. of Japan in which we use our proprietary genomics platform to target novel genes from specific cell lines provided by Kirin. We retained rights in North America to develop pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin will have equivalent marketing rights in Asia and Oceania. We will share rights equally in Europe and in the rest of the world. We have announced the identification of 51 gene targets for the collaboration. Our gene-sequencing obligations under the original term of the agreement are substantially completed.

  PE Corporation

     In May 1997, we entered into an agreement with PE Corporation to commercialize HyChip products. Pursuant to the terms of the agreement, we committed $5.0 million to further development of the biochip component of the HyChip system. We satisfied the commitment in 1998. PE Corporation also must commit certain funds for development of the overall system. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to termination. The agreement required us to design, develop and manufacture the HyChip biochip, while PE Corporation is responsible for the design, development and manufacture of the system, as well as marketing and customer support. We began producing HyChip biochips in 1998 and presently are using them with commercially-available, off-the-shelf readers for internal research projects. PE Corporation also invested $10.0 million in us in conjunction with the collaboration.

  University of California, San Francisco

     In February 1998, we entered into an agreement with the University of California, San Francisco to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. We believe this project will generate sequence data to help thoroughly understand the roles of genes, gene mutations and polymorphisms that may lead to diseases of the cardiovascular system. Under the agreement, researchers at the University of California, San Francisco are collecting DNA samples from up to 20,000 genetically diverse individuals. DNA samples are being sequenced and annotated and added to our proprietary sequence databases. We believe that the resulting information will create a cardiovascular polymorphism database with the potential to identify genetic traits in heart disease, hypertension and diabetes. We have the exclusive rights from the University of California, San Francisco to commercialize the proprietary sequence databases derived from this collaboration.

COMPETITION

     Our strategy as a biopharmaceutical company has been to find the genes of the human genome that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by these genes. There are a finite number of genes in the human genome, virtually all of which will be identified within the next few years by us and our competitors. Our competitors include major pharmaceutical and biotechnology firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify. There can be no assurance that research and development by others will not render the products which we, alone or with our collaboration partners, may develop, obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us, alone or with our collaboration partners, or that any therapy we develop, alone or with our collaboration partners, will be preferred to any existing or newly developed technologies. Certain of our collaboration partners may now be, or could become, competitors.

     We currently generate our revenues primarily from gene discovery collaborations. We believe that our ability to enter into additional gene discovery collaborations is dependent, in part, upon our ability to continue to improve our technology to permit more rapid identification of genes and improve our bioinformatics capacity for analyzing gene sequences and identifying the possible function of the genes sequenced. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes which we designate as a product candidate before we do. Loss of our SBH patent rights also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages Competition in this field is expected to intensify.

     In the area of chip products, we compete primarily with Affymetrix, Inc. See "Item 3. Legal Proceedings," regarding our litigation against Affymetrix, Inc. Additionally, although we are collaborating with PE Corporation to develop HyChip products for commercial applications, PE Corporation presently markets gel sequencers that are used by its affiliate, Celera, and other third parties to compete with us in gene discovery and diagnostics. We believe that our ability to compete in the chip arena will depend primarily upon our ability to demonstrate that the HyChip system and our other biochip-based products can provide higher levels of accuracy and a lower cost than other prevailing technologies. Additionally, although we believe that the ability of the HyChip system to accommodate new tests through software modifications will be attractive to clinical reference laboratories, biochips such as those being marketed by Affymetrix, Inc. may be competitive for certain applications.

PATENTS AND PROPRIETARY TECHNOLOGY

  Patent Rights Relating to Technology

     We hold nine United States patents with claims covering the methods and applications for SBH, apparatus and processes. We also have pending several patent applications covering SBH technology, as well as applications covering apparatus, materials, kits and processes. If granted, these pending applications would provide supplementary protection in related areas of potential interest.

  Patent Rights Relating to Genes and Proteins

     We file for patent protection on commercially relevant genes and their products and partial gene sequences. Through March 10, 2000, we had filed patent applications covering over 900,000 partial and full-length gene sequences, including a number of rarely-expressed genes and the proteins they express. Patenting full-length genes is a well-recognized commercial practice in the United States. For example, valuable human genes such as those encoding EPO (patent owned by Amgen, Inc.), granulocyte colony stimulating factor (patent owned by Amgen, Inc.), tissue plasminogen activator (patent owned by Genentech, Inc.), and interleukin-2 muteins (patent owned by Chiron Corporation) have been patented. Many more are claimed in patent applications, including patent applications filed by our competitors. Patenting proteins produced by genes also is a well-recognized commercial practice.

     Some court decisions have indicated that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. We believe that there is significant risk that patents will not issue based on patent disclosures limited to partial gene sequences. Even if patents issue on the basis of partial gene sequences, there is uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents. We believe that our SBH and other technologies enable complete sequencing of genes more rapidly and cost effectively than other existing technologies. We also believe that our technologies facilitate correlation between gene sequences and gene functions. This information, which our competitors often lack, is critical in obtaining patents. We believe that this information would be useful for satisfying the current requirements for obtaining patents on genes in the manner followed by the biotechnology companies over the past 10 years. See "Risk Factors -- Dependence upon Proprietary Rights; Risks of Infringement."

LICENSED TECHNOLOGY

     In 1994, we acquired an exclusive license from Arch Development Corporation, a not-for-profit corporation affiliated with the University of Chicago that manages The Argonne National Laboratories, to further develop and use certain SBH super chip improvements developed by one of our chief scientists while he was at Argonne. In July 1997, we began paying limited royalties. The HyChip system, which we are developing for commercial applications with PE Corporation, utilizes our super chip technology.

GOVERNMENT REGULATION

     The Food and Drug Administration or FDA regulates drugs, biologicals and medical devices under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and pre-market clearance or approval of products subject to regulation. Pharmaceutical products that we develop, alone or with a collaboration partner, probably will be regulated by the FDA as drugs or biologicals. Diagnostic products, including HyChip products sold for clinical use, also likely would be regulated as medical devices or biologicals.

     The following is a discussion of the government regulations to which we may be subject.

  FDA Regulation

     Regulation by governmental authorities in the United States and most foreign countries will be a significant factor in manufacturing and marketing our potential products and in our ongoing research and product development activities. Virtually all our products and those of Chiron Corporation and Kirin will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing such testing and obtaining such approvals is uncertain. Any delay in clinical testing may delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us or by our collaborating partners to obtain regulatory approval could adversely affect the commercialization of products we or they are developing, our ability to receive product collaboration milestone or royalty revenue and, thus, our liquidity and capital resources.

     Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and the safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed by FDA personnel before clinical testing can begin. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase I, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism by the subject. In Phase II, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase III, large-scale, multi-center comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and others. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if it believes that clinical subjects are being exposed to an unacceptable health risk.

     The results of preclinical and clinical testing are submitted to the FDA in the form of an NDA for small molecule products or a BLA for biological products. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would materially affect us. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

     Our policy is to conduct research activities in compliance with the National Institute of Health Guidelines for Research Involving Recombinant DNA Molecules. We also are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our work. The extent and character of governmental regulation that might result from future legislation or administrative action and its effect on us cannot be accurately predicted.

     Even if regulatory approval for a product is obtained, the product and the facilities manufacturing the product are subject to continued review and periodic inspection. Each drug and device manufacturing establishment in the United States must be registered with the FDA. Domestic manufacturing establishments are subject to biannual inspections by the FDA and must comply with the FDA's cGMP regulations. We also may be required to comply with standards prescribed by various other federal, state and local regulatory agencies in the United States as well regulatory agencies in other countries. We will need to comply with cGMP regulations to manufacture HyChip diagnostic products for sale to third parties. We will need to spend funds, time and effort to ensure full technical compliance with the regulations. The FDA stringently applies regulatory standards for manufacturing.

     The FDA's cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. The FDA also would regulate labeling and promotion of our medical devices. In addition, the FDA would require that we provide information whenever there is reasonable evidence to suggest that one of our drugs or devices may have caused or contributed to a death or serious injury, or a medical device malfunction that has occurred would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

  Environmental Regulation

     We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of hazardous materials such as P(33), a low energy radioactive isotope used in labeling our probes and certain waste products. Although we believe that our safety procedures for such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any liability could exceed our resources.

HUMAN RESOURCES

     At December 31, 1999, we had 161 full-time equivalent employees, including 140 scientists. Thirty-two of our employees hold doctorate degrees. No employees are represented by unions. We believe that relations with our employees are good.

RISK FACTORS

  Our Ability To Commercialize Gene-Based Products is Unproven

     We, alone or with our collaboration partners, have not developed any therapeutic or diagnostic products using proteins produced by the genes we have discovered. Before we, alone, or in conjunction with our collaboration partners, make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and human studies. Moreover, with respect to biopharmaceutical products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. With respect to agricultural products, our collaboration partner may need to obtain regulatory approval, before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce. Such determination process constitutes the first step in developing commercial products. We also have spent and will continue to spend significant amounts of time and money in developing our primary product candidates, IL-1Hy1 and CD39L4. However, a commercially viable product may never be developed from our gene discoveries by us alone or with our collaboration partners.

     Our development of products is subject to several risks, including:

     - the possibility that a product is toxic, defective or unreliable;

     - we may fail to obtain regulatory clearance for the product;

     - the product may be hard to manufacture on a large scale or may not be economically feasible to market;

     - competitors may develop a superior product; or

     - other people's or companies' copyrights and/or patents may preclude our marketing of a product.

     Our biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our therapeutic products have advanced to Phase I clinical trials. Our programs may not move beyond their respective current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is safe to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

     Under our collaboration arrangement with Chiron Corporation in the solid tumor cancer field, Chiron maintains responsibility for the development of a product. Under our collaboration arrangement with Kirin Brewery Co., Ltd., Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. With respect to these arrangements, we run the risk that Chiron or Kirin may not pursue clinical development in a timely or effective manner, if at all.

     If a product receives authorization from the United States Food and Drug Administration ("FDA") to enter clinical trials, then it may be subjected to multi-phase, multi-center clinical studies to determine its safety and efficacy. We cannot predict the number or extent of clinical trials that will be required or the length of the period of mandatory patient follow-up that will be imposed. Assuming clinical trials of any product are successful and other data appear satisfactory to us, we or our applicable collaboration partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA takes several years. Upon completion of such review, the

FDA may not approve our or our collaboration partner's application or may require us to conduct additional clinical trials or provide other data prior to approval. Furthermore, even if our products or our collaboration partner's products receive regulatory approval, delays in the approval process could significantly harm our business, financial condition and results of operations.

     In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we, alone, or in conjunction with our collaboration partners, do not develop a commercially viable product based on the genes we have discovered, then we would suffer significant harm to our business, financial condition and operating results.

  We are Dependent Upon Collaborative Arrangements

     Because we have entered into research and development collaborations with our collaboration partners at an early stage of product development, our success with respect to future payments of product revenues by our collaboration partners is highly reliant upon the performance of our collaboration partners. Under existing collaborative arrangements, our collaboration partners are generally required to (1) undertake and fund certain research and development activities with us, (2) make payments upon achievement of certain scientific milestones and (3) pay royalties when and if they commercially market a product. We do not directly control the amount or timing of resources devoted to development activities by our existing or future collaboration partners. We, therefore, face a risk that any of our existing or future collaboration partners may not commit sufficient resources to our research and development programs or the commercialization of our products or may not perform their obligations as expected. If any collaboration partner fails to conduct its activities to be performed under our collaboration arrangement in a timely manner, or at all, our longer-term expectations of royalties and milestone payments related to such collaboration arrangement could be delayed or terminated. Also, our current or future collaboration partners, if any, may independently pursue existing or other development-stage products or alternative technologies in preference to those they are developing in collaboration with us. Further, disputes may arise with respect to ownership of products developed under any such collaboration arrangement. Finally, any of our current collaboration arrangements may be terminated or not renewed by our collaboration partners, and we may not be able to negotiate additional collaboration arrangements in the future on acceptable terms, or at all.

     The success of our business is dependent, in significant part, upon our ability to enter into multiple collaboration arrangements and to effectively manage the numerous issues that arise from such collaborations. Management of our relationships with our collaboration partners will require:

     - our management team to devote a significant amount of time and effort to the management of these relationships;

     - effective allocation of our resources to multiple projects; and

     - an ability to obtain and retain management, scientific and other personnel.

     Our need to manage simultaneously a number of collaboration arrangements may not be successful, and the failure to effectively manage such collaborations would significantly harm our business, financial condition and results of operations.

  We Have a History of Operating Losses

     For the years ended December 31, 1999, 1998 and 1997, we had net losses of $18.5 million, $16.4 million, and $6.5 million respectively. As of December 31, 1999, we had an accumulated deficit of $49.7 million. In addition, we expect to have losses at least through 2001 because we need to continue to invest substantial sums in research and development of our products. Our current undertakings include:

     - continued development of IL-1Hy1 and CD39L4 product candidates;

     - the addition of gene product candidates to our clinical pipeline;

     - continuation of our complete gene sequencing program; and

     - satisfaction of our obligations under existing collaboration arrangements.

We may never achieve significant revenues or show a profit.

  We May Face Fluctuations in Operating Results

     Our operating results may rise or fall significantly as a result of many factors, including:

     - The amount of research and development we engage in with respect to our biopharmaceutical product candidates;

     - the ability to obtain additional collaborative arrangements;

     - the nature, size, timing or termination of our collaborative arrangements;

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

     - others may have or obtain patent rights that are superior to ours;

     - ability to find space for expansion of our operations;

     - changes in government regulation; and

     - competitors' release of successful products into the market.

     We have a long revenue cycle because the timing of collaboration agreements cannot be controlled. We also have a high percentage of fixed costs such as research and development. As a result, we may not always be able to adjust expenditures timely if revenues decrease and we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful and investors should not rely upon such results as an indication of our future performance.

  The Success of Our Business Depends on Patents and Other Proprietary
Information

     We currently have patents and patent applications covering our product candidate and technology discoveries. We will continue to apply for patents for our patentable discoveries. The United States government may not, however, issue us additional patents and courts could find that our existing and future patents are not valid or enforceable. Moreover, even though we own patents we cannot be certain that:

     - our patents will not be challenged;

     - protection against competitors will be provided by such patents; or

     - competitors will not independently develop similar products or design around our patents.

     The patent positions of biotechnology companies involve complex legal and factual questions. There currently is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office. No consistent legislative or other policy has yet emerged regarding the breadth of claims covered in biotechnology patents, and proposals have been made for review of the appropriateness of patents on genes and partial gene sequences.

     We seek patents on:

     - completely-sequenced genes;

     - partially-sequenced genes;

     - proteins produced by those genes and modifications thereof; and

     - processes, devices and other technology that enhance our ability to develop gene-based products.

     To obtain a patent, we must identify a utility for the gene or the protein we seek to patent. Identifying a utility may require significant research and development with respect to which we may incur a high level of expenses and invest a significant amount of time. Patent applications we may apply for with respect to human therapeutics could require us to generate clinical data which may involve substantial costs. Finally, we cannot predict the timing of the grant of a patent.

     We also rely on trade secret protection for our confidential and proprietary information. Although our policy is to enforce security measures to protect our assets, trade secrets are difficult to protect. Even though we require all employees to enter into confidentiality agreements with us:

     - competitors may independently develop substantially equivalent proprietary information and techniques;

     - competitors may otherwise gain access to our trade secrets or disclose such technology; or

     - we may be unable to protect our trade secrets meaningfully.

     We own patents protecting our sequencing by hybridization ("SBH") technology in the United States, but not internationally. Therefore, we currently are not able to prevent others from practicing SBH outside of the United States. Although we intend to defend our patents, we may not prevail in a court case against others who use the SBH technology outside of the United States. We currently have two suits against, and are defending a countersuit and suit against us by, our competitor Affymetrix, Inc. We have claimed that Affymetrix has infringed our SBH patents and Affymetrix claims that our patents are invalid. If we lose our exclusive rights to SBH technology because of the litigation, then competitors could be free to design products with similar competitive advantages. We have and will continue to incur substantial costs and expend substantial personnel time in defending our patents rights in court. See "Item 3. Legal Proceedings," for additional information.

     We may be required to obtain licenses to patents or other proprietary rights of others. These required licenses may not, however, be made available on terms acceptable to us or at all. If we do not obtain these licenses, we could encounter delays in product market introductions and incur substantial costs while we attempt to design around existing patents, or we could find that the development, manufacture or sale of products requiring such licenses is foreclosed. Any of these factors could significantly harm our business, financial condition and operating results.

  Certain Litigation

     We have filed three suits against our competitor, Affymetrix Inc., alleging infringement of certain of our patents. Affymetrix has filed a countersuit and a suit of its own alleging that our patent is invalid and that we infringed certain of Affymetrix's patents. We have and will continue to incur substantial costs and expend substantial personnel time in asserting our patent rights against Affymetrix, and in our defense in the suit brought by Affymetrix. We may not be successful in asserting our patent rights or in our defense against Affymetrix. Failure to enforce our patent rights successfully or the loss of these patent rights covering our proprietary technologies also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages, which could significantly harm our business, financial condition and operating results. See "Item 3. Legal Proceedings," for additional information.

  We Face Uncertainties Related to Certain Technological Approaches

     We have developed the biochip component that will be used with the HyChip system that is being developed by our collaboration partner, PE Corporation. As the HyChip system undergoes further development, we may discover problems in the functioning of the system and, with PE Corporation, we may be unable to improve the HyChip products enough to be able to market them successfully. Further, the HyChip products compete against other chip products and well-established technologies. We cannot predict the outcome of these uncertainties.

  Management of Growth

     We expect to experience significant growth in the number of our employees and the scope of our operations. Such growth may place a significant strain on our management and operations. In order to remain competitive or satisfy the needs of current and future collaboration partners, we will be required to:

     - attract and train employees;

     - acquire additional equipment and supplies; and

     - expand our protein production capacity.

Our ability to manage such growth effectively will depend upon our ability to broaden our management team and to attract, hire and retain skilled employees. Our success also will depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base. Inability to manage growth effectively could significantly harm our business, financial condition and operating results.

  We Lack Manufacturing Experience and We Intend to Rely Initially on Contract Manufacturers

     We do not currently have significant manufacturing facilities. Although we currently manufacture limited quantities of proteins such as our proprietary IL-1Hy1 and CD39L4 product candidates to conduct toxicology and other studies, we intend to rely initially on third-party manufacturers to produce large quantities of such substances for clinical trials and product commercialization. Additionally, we may be required to rely on third-party manufacturers to produce product candidates for research and development, preclinical studies and clinical trials. Our product candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to be manufacture such product candidates at a cost or in quantities necessary to make them commercially viable. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of production. If we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we encounter delays or difficulties in our relationships with third-party contract manufacturers, our preclinical and clinical testing would be delayed. Such delays could, in turn, delay the submission of products for regulatory approval or the introduction and subsequent sales of such products in the commercial market. Any such delay may significantly harm our business, financial condition and results of operations.

     Moreover, contract manufacturers that we may use must continually adhere to current Good Manufacturing Practice regulations enforced by the FDA through a facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted.

  Our Need for and Ability to Secure Additional Funding is Uncertain

     We will require substantial capital resources over time in order to conduct our operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, among others, the following:

     - continued scientific progress in our research and development programs;

     - our ability to attract additional financing on favorable terms;

     - the magnitude and scope of our research and development programs, including our development of biopharmaceutical product candidates and our complete gene sequencing programs;

     - our ability to maintain existing and establish additional collaborative and licensing arrangements, and the financial commitments involved in such collaborative and licensing arrangements;

     - the cost of prosecution and enforcement of our intellectual property rights;

     - expansion of our facilities to support research and development of our biopharmaceutical candidates;

     - progress with preclinical studies and clinical trials;

     - the time and cost involved in obtaining regulatory approvals;

     - competing technological and market developments;

     - our need to develop, acquire or license new technologies or products; and

     - other factors not within our control.

     We intend to seek additional funding through collaboration, public or private equity or debt financings and capital lease transactions. Additional financing, however, may not be available on acceptable terms, if at all. Additional equity financings could result in significant dilution of stockholders' equity interests. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research or development programs. Any such action could significantly harm our business, financial condition and results of operations. We anticipate that existing capital resources, anticipated cash from existing collaborative partners and funds we receive under our capital financing commitment will be sufficient to support our biopharmaceutical research and development and other operations through the first half of 2001. Such funds, however, may not be sufficient to meet our capital needs. In addition, a substantial number of the payments to be made by our collaboration partners are dependent upon our performance of certain research obligations. Failure to perform as required could increase our future capital needs.

  We Face Potential Volatility of Our Stock Price

     Our common stock has been traded on the Nasdaq National Market only since August 1997. The market price of our common stock may fluctuate substantially because of a variety of factors, including:

     - quarterly fluctuations in our results of operations;

     - adverse circumstances affecting the introduction or market acceptance of new products we offer;

     - announcements by competitors;

     - developments in our litigation proceedings;

     - changes in our earnings estimates;

     - changes in accounting principles;

     - sales of our common stock by existing holders;

     - loss of key personnel; and

     - economic and other external factors.

In addition, the stock market in general, and the market for biotechnology and other life science stocks in particular, has historically been subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been instituted against such a company. Any such litigation instigated against us could result in substantial costs and a diversion of management's attention and resources, which could significantly harm our business, financial condition and operating results.

  We Lack Marketing Experience for Biopharmaceuticals

     We currently have no sales, marketing or distribution capability. For the foreseeable future, we intend to rely primarily on our current and future collaboration partners or licensors, if any, to market our products. Such collaboration partners, however, may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships and are required to market any of our products directly, we will have to develop our own marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that we depend on our collaboration partners or third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such collaboration partners or third parties. Such efforts may not be successful.

  FDA Regulatory Approval of Our Products is Uncertain; We Face Heavy Government Regulation

     Products such as those proposed to be developed by us, alone, or in conjunction with our collaboration partners, typically will be subject to an extensive regulatory process by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries before we may market and sell such products. In order to obtain regulatory approval of a drug product, we, alone, or in conjunction with our collaboration partners, must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practice requirements, as revised. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. In the event we, alone, or in conjunction with our collaboration partners, develop products classified as drugs, we and our collaboration partners will be required to obtain additional approvals as well.

     If we sell our HyChip products for clinical diagnostics, we will need to comply with Good Manufacturing Practices with respect to our HyChip system once such products are available for commercial sale. We must also demonstrate that an application for a Biological License Application, a Product License Application, or an Establishment License Application for any biological products would be approved by the applicable government agency. In addition, in order to market our HyChip products as diagnostic products that may be considered to be medical devices, we or our collaboration partners will be required to show that the diagnostic product is substantially equivalent to a legally marketed product not requiring FDA approval. In addition, we must demonstrate that we are capable of manufacturing the product in accordance with the relevant standards. To obtain FDA approval for such products, we must submit extensive data to the FDA, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Clinical trials are normally conducted over a two- to five-year period, but may take longer to complete as a result of many factors, including:

     - slower than anticipated patient enrollment;

     - difficulty in finding a sufficient number of patients fitting the appropriate inclusion criteria;

     - difficulty in acquiring a sufficient supply of clinical trial materials;
       or

     - adverse events occurring during the trials.

Furthermore, data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval or clearance for a product.

     The process of obtaining FDA and other required regulatory approvals and clearances is lengthy and will require us to expend substantial capital and resources. We may not ultimately be able to obtain the necessary approvals and clearances. Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements can result in:

     - warning letters;

     - fines;

     - injunctions;

     - civil penalties;

     - recall or seizure of products;

     - total or partial suspension of production;

     - refusal of the government to grant approvals, premarket clearance or premarket approval; or

     - withdrawal of approvals and criminal prosecution.

     We also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances used in connection with our discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations which might significantly harm the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations and we may be adversely affected by the cost of such compliance.

     If we market therapeutic and diagnostic products outside the United States, such products will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement. Such requirements vary from country to country and are becoming more restrictive throughout the European Community. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources. We or our collaboration partners may not be successful in obtaining the necessary approvals.

     Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our products:

     - would adversely affect our ability to generate product and royalty revenues;

     - could impose significant additional costs on us or our collaboration partners;

     - could diminish competitive advantages that we, alone, or in conjunction with our collaboration partners, may attain; and

     - would adversely affect the marketing of our products.

  Some of Our Products May Not Be Accepted in the Marketplace

     Even if they are approved for marketing, some products we, alone, or in conjunction with our collaboration partners, successfully develop may never achieve market acceptance. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

     - the establishment and demonstration of the clinical efficacy and safety of the products;

     - our products' potential advantage over alternative treatment methods; and

     - reimbursement policies of government and third-party payors.

Physicians, patients or the medical community in general may not accept and utilize any of the products that we, alone, or in conjunction with our collaboration partners, develop. The lack of such market acceptance would significantly harm our business, financial condition and results of operations.

     We may develop diagnostic testing products in the future. Our success in diagnostics will depend in large part upon our ability to obtain customers and upon the ability of these customers to properly market genetic tests performed with our technology. Genetic tests, including those performed using HyChip products, may be difficult to interpret and may lead to misinformation or misdiagnosis. Even when a genetic test identifies the existence of a mutation in a person, the test cannot determine with absolute certainty whether the tested individual will develop the disease or condition for which the test is performed. The prospect of broadly available genetic predisposition testing has raised societal and governmental concerns regarding the appropriate use and the confidentiality of information provided by such testing. Government authorities could limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions. Ethical concerns about genetic testing may adversely effect market acceptance of our technology for diagnostic applications. Impaired market acceptance of our technology could significantly harm our business, financial condition and operating results.

     Some of the specific risks and difficulties we may encounter with respect to GeneSolutions, our new e-commerce website, include:

     - We may be unable to attract or maintain a significant customer base;

     - We have not yet tested our business plan in the marketplace and it may not be successful;

     - We may be unable to establish relationships with potential customers;

     - We may be unable to generate significant sales revenues;

     - We may be unable to adapt to rapidly changing technologies and developing markets;

     - We may be unable to effectively manage our business if it expands rapidly;

     - We may be unable to attract, retain and motivate qualified personnel, particularly people who understand specialized genomics research and integration of bioinformatics with our products and our website;

     - We may be unable to compete in a highly competitive market dominated by larger, established companies with substantial financial resources and significant customer relationships; and

     - There will be a limited market for our products and, although we expect to continue to add to our catalogs, there are a finite number of genes; accordingly, to the extent we sell exclusive licenses a significant number of our catalog items will not be replenishable.

  We Are Dependent on Key Personnel

     The success of our business is highly dependent on the principal members of our scientific and management staff. The loss of the services of such individuals might significantly delay or prevent us from achieving our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense. The ability to retain and attract qualified individuals is critical to our success. We may not be able to attract and retain qualified employees currently or in the future on acceptable terms, or at all. The failure to do so would significantly harm our business, financial condition and results of operations. We maintain limited key person life insurance on certain of our officers.

  We Face Intense Competition

     The genomics and biopharmaceutical industries are intensely competitive. Our strategy as a biopharmaceutical company has been to find the genes of the human genome that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by genes. There are a finite number of genes in the human genome, virtually all of which will be identified within the next few years by us and our competitors. Our competitors include major pharmaceutical and biotechnology firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify.

     Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we or our collaboration partners have in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to our products. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We and our collaboration partners will face competition with respect to:

     - product efficacy and safety;

     - the timing and scope of regulatory approvals;

     - availability of resources;

     - reimbursement coverage; and

     - price and patent position, including potentially dominant patent positions of others.

Our competitors may develop more effective or more affordable products than we develop. They may also achieve earlier patent protection or product commercialization than we, alone, or in conjunction with our collaboration partners, achieve. Such competitive products may render our products obsolete and unmarketable.

     We currently generate our revenues primarily from gene discovery collaborations. We believe that our ability to enter into additional gene discovery collaborations is dependent, in part, upon our ability to continue to improve our technology to permit more rapid identification of genes while improving our bioinformatics capacity for analyzing gene sequences and identifying the possible function of the genes sequenced. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes which we designate as a product candidate before we do. Loss of our SBH patent rights also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages. Competition in this field is expected to intensify. Certain of our collaboration partners may now be, or could become, competitors.

     In the area of chip products, we compete primarily with Affymetrix, Inc. See "Item 3. Legal Proceedings" for a discussion of our litigation against Affymetrix, Inc. Additionally, although we are collaborating with PE Corporation to develop HyChip systems for commercial applications, PE Corporation presently markets gel sequencers that are used by its affiliate, Celera, and other third parties to compete with us in gene discovery and diagnostics. We believe that our ability to compete in the chip arena will depend primarily upon our ability to demonstrate that the HyChip system and our other biochip-based products can provide higher levels of accuracy and a lower cost than other prevailing technologies. Additionally, although we believe that the ability of the HyChip system to accommodate new tests through software modifications will be attractive to clinical reference laboratories, biochips such as those being marketed by Affymetrix may be competitive for certain applications.

  Future Sales of Our Common Stock May Depress Our Stock Price

     Sales in the public market of substantial amounts of our common stock, could depress prevailing market prices of our common stock. As of March 10, 2000, we had 13,204,579 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for shares held by our affiliates. Our affiliates hold 1,821,948 shares of our common stock which are transferable pursuant to Rule 144, subject to the volume limitations of Rule
144. Although such affiliates have no present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares are expected to remain in a blocked account and will therefore not be voted or transferable pursuant to restrictions imposed by the U.S. Department of Treasury. There can be no assurance as to how long such restrictions will remain in effect.

     As of March 10, 2000, warrants to purchase 350,652 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act of 1933, as amended, we have reserved approximately 2,716,043 shares of our common stock for issuance upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market, except to the extent that such shares are subject to vesting restrictions. Options or warrants generally have an exercise price that is substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

  We Face Uncertainty With Respect to Pricing, Third-Party Reimbursement and Health Care Reform

     Our ability to collect significant royalties from our products may depend on our ability, and the ability of our collaboration partners or customers, to obtain adequate levels of reimbursement from third-party payors such as:

     - government health administration authorities;

     - private health insurers;

     - health maintenance organizations;

     - pharmacy benefit management companies; and

     - other health care related organizations.

     Currently, third-party payors are increasingly challenging the prices charged for medical products and services, and the overall availability of third-party reimbursement is limited and uncertain for genetic predisposition tests. Third-party payors may deny their insured reimbursement if they determine that a prescribed device or diagnostic test (1) has not received appropriate clearances from the FDA or other government regulators, (2) is not used in accordance with cost-effective treatment methods as determined by the third-party payor, or (3) is experimental, unnecessary or inappropriate. If third-party payors routinely deny reimbursement, we may not be able to market our products efficiently. We also face the risk that we will have to offer our diagnostic products at low prices as a result of the current trend in the United States towards managed health care through health maintenance organizations. Prices could be driven down by health maintenance organizations which control or significantly influence purchases of health care services and products. Legislative proposals to reform health care or reduce government insurance programs could also adversely affect prices of our products. The cost containment measures that health care providers are instituting and the results of potential health care reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

  We Face Product Liability Exposure and Potential Unavailability of Insurance

     We risk financial exposure to product liability claims in the event that the use of products developed by us, alone or in conjunction with our collaboration partners, if any, result in personal injury. We may experience losses due to product liability claims in the future. We have obtained limited product liability insurance coverage. Such coverage, however, may not be adequate or may not continue to be available to us in sufficient amounts or at an acceptable cost, or at all. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim, product recalls or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, may significantly harm our business, financial condition and results of operations.

  We Have Implemented Anti-Takeover Provisions that May Reduce the Market Price of Our Common Stock

     Our By-Laws, as amended, provide that members of our board of directors serve staggered three-year terms. Our Amended and Restated Articles of Incorporation, as amended, provide that all stockholder action must be effected at a duly called meeting and not by a consent in writing. The By-Laws, as amended, provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our capital stock. These provisions of our Amended and Restated Articles of Incorporation, as amended, and our By-Laws, as amended, could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

     We are permitted to issue shares of our preferred stock without stockholder approval upon such terms as our board of directors determines. Therefore, the rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have a dilutive effect on the holdings of our current stockholders.

     On June 5, 1998, our board of directors adopted a rights plan and declared a dividend with respect to each share of our common stock then outstanding. This dividend took the form of a right which entitles the holders to purchase one-one thousandth of a share of our Series B Junior Participating Preferred Stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of our common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of our outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors.

     Nevada Revised Statutes Sections 78.411 through 78.444 prohibit an "interested stockholder," under certain circumstances, from entering into specified combination transactions with a Nevada corporation, unless certain conditions are met. Under the statute, an "interested stockholder" is a person who, together with affiliates and associates, beneficially owns (or within the prior three years, did beneficially own) 10% or more of a corporation's voting stock. According to the statute, we may not engage in a combination within three years after an interested stockholder acquires our shares, unless (1) our board of directors approves the combination prior to the interested stockholder becoming an interested stockholder or (2) holders of a majority of voting power not beneficially owned by the interested stockholder approve the combination at a meeting called no earlier than three years after the date the interested stockholder became an interested stockholder.

     Nevada Revised Statutes Sections 78.378 through 78.3793 further prohibit an acquirer, under certain circumstances, from voting shares of a target corporation's stock after crossing certain threshold ownership percentages, unless the acquirer obtains the approval of the target corporation's stockholders. This statute only applies to Nevada corporations that do business directly or indirectly in Nevada. We do not intend to do business in Nevada within the meaning of the statute. Therefore, it is unlikely that the statute will apply to us.

     The provisions of our governing documents, our existing agreements and current Nevada law may, collectively:

     - lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

     - discourage bids for our common stock at a premium over market price; and

     - generally deter efforts to obtain control of us.

  Risk of Natural Disaster

     Our facilities are located in Sunnyvale, California. In the event that a fire or other natural disaster (such as an earthquake) prevents us from operating our production line, our business, financial condition and operating results would be materially, adversely affected. Our landlords maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption, we do not maintain earthquake coverage for personal property or resulting business interruption.

ITEM 2.  PROPERTIES

     We lease a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California. The lease on this facility expires June 30, 2005, and requires base payments on average of approximately $22,200 per month. We also lease approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California, which is across the street from 670 Almanor. Approximately 20,000 square feet remains available to accommodate expected increases in operations and additional full-time employees. We began leasing approximately one-half of the space (approximately 29,000 square feet) in December 1997 and leased the remaining space (approximately 30,000 square feet) in July 1998. This lease expires on June 30, 2005, and has a five-year renewal option which, if exercised, would extend the lease to June 30, 2010. It requires base payments of approximately $92,000 per month. Although we have in-house capabilities for the production and purification of proteins for use in our research activities, we do not have manufacturing facilities capable of supplying materials suitable for clinical trials or for commercial sale. We expect to rely on a third party for the production of proteins for use in our early clinical work.

ITEM 3.  LEGAL PROCEEDINGS

     On March 3, 1997, the Company brought suit against Affymetrix, Inc. in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patent Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW (PVT)) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. On December 9, 1997, the Company filed a second lawsuit against Affymetrix alleging infringement by Affymetrix of the Company's U.S. Patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97 4469 THE) ("Hyseq II"). On April 22, 1998 the two cases were consolidated before Judge Ronald M. Whyte.

     The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing its patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued an order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. The Company and Affymetrix submitted their briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the Claims Construction Order. The Company and Affymetrix are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While the Company believes it has asserted valid claims and has meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that the Company will prevail in these actions.

     On August 18, 1998, Affymetrix filed suit against the Company in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company infringed two of Affymetrix' U.S. patents, No. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192).
Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case has been was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel is scheduled for April 17, 2000. The Company believes that Affymetrix' allegations are without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

     On October 26, 1999, the Company filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) ("Hyseq III"), alleging infringement by Affymetrix of the Company's recently-issued U.S. Patent No. 5,972,619 (the "'619 Patent"). Hyseq also alleges that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by Hyseq scientists and is claimed and covered by Hyseq's '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to Hyseq's '619 Patent. On December 9, 1999, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. Hyseq III is presently scheduled for a Case Management Conference on April 17, 2000 along with Affymetrix, Inc. v. Hyseq, Inc.

     On February 28, 2000, Judge Whyte issued an order directing each of the parties involved in each of the above cases to submit statements regarding the appropriateness of relating the cases before Judge Fogel with the Hyseq I and II cases currently before Judge Whyte. The Company and Affymetrix submitted their respective statements on March 10, 2000, as directed by the Court.

     The Company has incurred substantial costs and expended substantial personnel time in asserting the Company's patent rights and defending its technology against Affymetrix and may continue to incur such costs in asserting its patent rights and defending its technology against Affymetrix or others. There can be no assurance that the Company will be successful in these efforts. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on the Nasdaq Stock Market on August 8, 1997 under the symbol "HYSQ." Prior to that date, there was no established trading market for the common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by the Nasdaq Stock Market, since the common stock commenced public trading:

                                                               HIGH      LOW
                                                              ------    ------
FISCAL 1997:
  Third Quarter (from August 8, 1997).......................  $21.63    $13.00
  Fourth Quarter............................................  $20.13    $ 7.88

FISCAL 1998:
  First Quarter.............................................  $15.25    $ 7.88
  Second Quarter............................................  $15.25    $ 9.50
  Third Quarter.............................................  $11.88    $ 4.25
  Fourth Quarter............................................  $ 5.88    $ 4.00

FISCAL 1999:
  First Quarter.............................................  $ 5.19    $ 2.50
  Second Quarter............................................  $ 3.56    $ 2.56
  Third Quarter.............................................  $ 8.38    $ 2.75
  Fourth Quarter............................................  $20.00    $ 4.00

     As of March 10, 2000, there were approximately 203 stockholders of record of the common stock. The Company has not paid dividends to its stockholders' since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1995     1996      1997       1998       1999
                                                  ------   -------   -------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Contract revenues...............................  $2,127   $   426   $ 6,199   $  9,590   $  6,397
Operating expenses:
  Research and development......................   1,811     3,736     9,430     19,207     18,157
  General and administrative....................     938     1,749     4,854      9,495      8,101
                                                  ------   -------   -------   --------   --------
     Total operating expenses...................   2,749     5,485    14,284     28,702     26,258
                                                  ------   -------   -------   --------   --------
Loss from operations............................    (622)   (5,059)   (8,085)   (19,112)   (19,861)
Interest income, net and other..................      21       220     1,548      2,743      1,314
                                                  ------   -------   -------   --------   --------
Net loss........................................  $ (601)  $(4,839)  $(6,537)  $(16,369)  $(18,547)
                                                  ======   =======   =======   ========   ========
Basic and diluted net loss per share............  $(0.08)  $ (0.91)  $ (0.86)  $  (1.27)  $  (1.43)
                                                  ======   =======   =======   ========   ========
Shares used in computing basic and diluted net
  loss per share................................   7,343     5,344     7,589     12,839     13,004
                                                  ======   =======   =======   ========   ========

                                                                   DECEMBER 31,
                                              ------------------------------------------------------
                                               1995      1996         1997         1998       1999
                                              -------   -------   ------------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, short-term
  investments and cash on deposit(1)........  $   750   $ 6,707     $ 59,240     $ 48,541   $ 32,743
Working capital.............................  $   331   $ 5,955     $ 56,824     $ 42,345   $ 22,077
Total assets................................  $ 2,740   $ 9,366     $ 66,950     $ 57,914   $ 45,364
Noncurrent portion of capital lease and loan
  obligations...............................  $    32   $   791     $    613     $  4,479   $  5,221
Accumulated deficit.........................  $(3,373)  $(8,212)    $(14,749)    $(31,122)  $(49,669)
Total stockholders' equity..................  $ 1,977   $ 7,364     $ 62,937     $ 47,576   $ 29,222

---------------
(1) The 1997, 1998 and 1999 balances include $2.1 million of cash on deposit, which is restricted and cannot be withdrawn. The cash on deposit has been made in connection with a letter of credit. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect," "should," "may," "potential" and similar expressions. Such statements are based on our management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein. Actual results and performance could also differ materially from time to time from those projected in our filings with the Securities and Exchange Commission. The factors causing such differences may include, but are not limited to, the following:

     - the amount of research and development we engage in with respect to our biopharmaceutical product candidates;

     - the ability to obtain additional collaborative arrangements;

     - the nature, size, timing or termination of our collaborative arrangements;

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

     - others may have or obtain patent rights that are superior to ours;

     - ability to find space for expansion of our operations;

     - changes in government regulation; and

     - competitors' release of successful products into the market.

RESULTS OF OPERATIONS

  Contract Revenues

     Comparison of Years Ended December 31, 1999 and 1998. Our contract revenues were $6.4 million for 1999, not including $5.0 million in deferred revenue from American Cyanamid Company, a subsidiary of American Home Products Corporation, received and recorded in December 1999, compared to $9.6 million for 1998. The decrease of $3.2 million was due primarily to lower revenues earned from our collaboration with Chiron Corporation during 1999. The primary reason that revenues were higher in 1998 was that minimum production requirements were higher under the Chiron agreement in 1998, and additionally some of the scheduled requirements for the first half of 1999 were accelerated into 1998. Decreased production requirements under the Chiron agreement during the first half of 1999 allowed us to undertake a facilities expansion to increase our production capacity in anticipation of a new collaboration.

     Our contract and other revenues earned during 1999 included $4.9 million received from Chiron, $1.2 million received from the Pharmaceutical Division of Kirin Brewery Co., Ltd. and $0.3 million received from PE Corporation. As of December 31, 1999, $2.3 million remained to be earned over the term of the Chiron agreement which ends May 31, 2000. Chiron has the right to extend the agreement for up to two additional periods of two years each. As of December 31, 1999, we had received and recognized as revenue $2.7 million of the $3.0 million contract amount under our collaboration agreement with Kirin. The balance is expected to be earned during 2000. Revenues recognized from PE Corporation represent a combination of reimbursement for HyChip system development costs and initial fees earned under a new agreement that expanded our relationship with PE Corporation. Under the terms of this expanded relationship, we may earn up to an additional $1.2 million in revenue during 2000.

     In December 1999, we received an upfront payment of $5.0 million in our collaboration with American Cyanamid which was classified as deferred revenue. Subject to compliance with the terms of the contract, we expect to recognize revenue from this collaboration over the term of the agreement. A certain portion of the deferred revenue will be accounted for as reimbursement of set-up costs related to initial deliverables.

     Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations, the inability to enter into additional collaborative arrangements or obtain revenue from other sources could have a material adverse effect on our revenues and operating results.

     Comparison of Years Ended December 31, 1998 and 1997. Our contract and other revenues increased by $3.4 million to $9.6 million in 1998 compared to $6.2 million for 1997. Contract and other revenues recognized in 1998 included $8.1 million from Chiron and $1.5 million from Kirin. Contract and other revenues we earned during 1997 included $5.3 million from Chiron and $0.9 million we received in conjunction with our National Institute of Standards and Technology ("NIST") grant. As of December 31, 1997, we had received all of the funding under our NIST grant and we have not applied for any additional NIST grants or other government sponsored programs. Although we may apply for other grants in the future, we may not receive such grants or such grants, if received, may not provide us with significant funds.

  Operating Expenses

     Comparison of Years Ended December 31, 1999 and 1998. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, decreased by $2.4 million to $26.3 million for 1999 compared to $28.7 million for 1998.

     For 1999, our research and development expenses decreased by $1.0 million to $18.2 million compared to $19.2 million for 1998. Our lower 1999 research and development expenses reflect primarily lower material consumption costs resulting from decreased production during our facilities expansion in 1999 and the capitalization of internally-developed software costs, partially offset by:

     - higher salary expenses;

     - increased depreciation and rental expenses associated with the expansion of our facilities; and

     - increased expenditures related to prosecuting and enforcing our intellectual property rights.

     For 1999, our general and administrative expenses decreased by $1.4 million to $8.1 million compared to $9.5 million in 1998. The decrease in general and administrative expenses during 1999 resulted primarily from lower legal expenses during this period. Legal expenses decreased, in part, due to delayed activity in our litigation with Affymetrix, Inc. while awaiting the results of the November 1998 claims construction hearing that the Court released in October 1999. The decrease in general and administrative expenses was partially offset by increased staffing costs and other costs associated with business development.

     We expect operating expenses during 2000 to increase as we plan to significantly expand:

     - research and development of our biopharmaceutical product candidates;

     - complete gene sequencing programs;

     - development and production of our HyChip biochip; and

     - efforts related to prosecuting and enforcing our intellectual property rights, including increasing expenses as our patent litigation with Affymetrix nears the trial stage.

     The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, we may be required to delay or eliminate one or more of our research or development programs. Any such action could significantly harm our business, financial condition and results of operations.

     Comparison of Years Ended December 31, 1998 and 1997. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $14.4 million to $28.7 million in 1998 compared to $14.3 million for 1997. Increases in our total operating expenses in 1998 as compared to 1997 resulted primarily from:

     - further expansion of our scientific and management personnel;

     - ongoing software and database development;

     - costs associated with our collaboration arrangements, including the associated scale-up of our gene discovery capacity;

     - increased depreciation and rental expenses associated with expansion of our facilities; and

     - increased expenditures related to prosecuting and enforcing our intellectual property rights.

     Research and development expenses increased by $9.8 million to $19.2 million for 1998 compared to $9.4 million for 1997. Increases in 1998 as compared to 1997 resulted primarily from the addition of scientific personnel. The remaining portion of the increase was due to:

     - increased sequencing production in connection with gene discovery;

     - expression of gene-based product candidates;

     - the research discovery collaboration with Chiron Corporation;

     - expenses associated with the University of California, San Francisco collaboration; and

     - further development of the HyChip system, including related costs associated with expansion of our facilities.

     General and administrative expenses increased by $4.6 million to $9.5 million in 1998 compared to $4.9 million in 1997. This increase was due, in significant part, to:

     - an increase in legal expenses resulting primarily from costs associated with our lawsuits against Affymetrix and the Affymetrix lawsuit filed against us;

     - the addition of management personnel and administrative staff to support the continued expansion of our sequencing production and data analysis capabilities; and

     - costs associated with being a public company.

  Interest Income, Net

     Comparison of Years Ended December 31, 1999 and 1998. Our net interest income decreased by $1.4 million to $1.3 million for 1999 compared to $2.7 million for 1998. This decrease in net interest income during 1999 resulted from lower cash and investment balances held by us and higher interest expense from our increased financing activities.

     Comparison of Years Ended December 31, 1998 and 1997. Our net interest income increased by $1.2 million to $2.7 million in 1998 compared to $1.5 million in 1997. The increase in net interest income in 1998 as compared to 1997 resulted from our larger cash and investment balances derived from the $17.5 million net proceeds from our private placements in May and August 1997 and the $44.0 million net proceeds from our initial public offering in August 1997. This increase in interest income was partially offset by increased interest expense related to our various capital financings.

  Net Loss

     Since our inception, we have incurred operating losses, and as of December 31, 1999, we had an accumulated deficit of $49.7 million. During 1999, we incurred a net loss of $18.5 million as compared to a $16.4 million net loss in 1998 and a net loss of $6.5 million in 1997. We expect to continue to incur significant operating losses, which may increase substantially as we pursue research and development of our biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

     As of December 31, 1999, we had a net operating loss carryover for federal income tax purposes of approximately $47.0 million. If we do not utilize this loss carryover, portions of it will expire on various dates from 2008 through 2019. Utilization of the net operating loss carryover may be subject to an annual limitation imposed by "change in ownership" provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES.

  Cash, Cash Equivalents, Short-Term Investments, and Cash on Deposit

     Comparison of Years Ended December 31, 1999 and 1998. As of December 31, 1999, we had $32.7 million in cash and investments, including $30.6 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash on deposit account. These amounts reflect a net decrease of $15.8 million from the $48.5 million in cash and investments we had as of December 31, 1998. This decrease resulted primarily from $13.0 million of net cash used in operating activities.

     All of our investments in marketable securities are considered available-for-sale and as such are classified as short-term investments. We currently hold our cash equivalents and investments in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

     In addition, we have $2.1 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with a facility lease. Provided that no event of default under the lease has occurred, the letter of credit and the cash collateralizing it will be reduced by $0.5 million per year commencing in 2001. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

  Cash Used in Operating Activities

     Comparison of Years Ended December 31, 1999 and 1998. The amount of net cash used in operating activities increased by $1.3 million to $13.0 million during 1999 from $11.7 million in 1998. The increase in cash used for operations for 1999 compared to 1998 was due primarily to:

     - a significant increase in our accounts receivables balance;

     - our complete gene sequencing programs;

     - expansion of our functional genomics and protein purification efforts to support research and development of our biopharmaceutical product candidates; and

     - efforts related to prosecuting our intellectual property rights.

     This increase in cash used in operations for 1999 was partially offset by lower spending related to enforcing our intellectual property rights.

     Comparison of Years Ended December 31, 1998 and 1997. In 1998, the total amount of net cash used in operating activities increased by $3.6 million to $11.7 million from $8.1 million in 1997. The increase in cash used in 1998 resulted primarily from:

     - increases in our personnel to support gene discovery, database development programs, functional genomics, corporate development and marketing;

     - general corporate matters;

     - efforts related to prosecuting and enforcing our intellectual property rights; and

     - costs related to our new facility.

  Cash Provided by Investing Activities.

     Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

     Comparison of Years Ended December 31, 1999 and 1998. Net cash provided by investing activities decreased by $1.0 million to $3.5 million for 1999 compared to $4.5 million for 1998. Our capital expenditures slightly decreased in 1999 primarily due to lower expenditures related to the facilities expansion compared to 1998. In addition, our net redemptions of short-term investments were lower in 1999 than in 1998.

     Comparison of Years Ended December 31, 1998 and 1997. For 1998, net cash provided by investing activities decreased by $32.6 million to $4.5 million compared to $37.1 million used in investing activities for 1997. The difference was due primarily to an infusion of cash to purchase short-term investments following our IPO in 1997.

  Cash Provided by Financing Activities

     Comparison of Years Ended December 31, 1999 and 1998. Net cash provided by financing activities decreased by $4.0 million to $1.6 million for 1999 compared to $5.6 million for 1998. The net cash provided in 1999 was primarily derived from $3.0 million of proceeds we received from asset-backed financing. The financing was partially offset by higher payments on loan obligations. In 1998, the net cash provided by financing activities resulted primarily from our $5.0 million asset-backed financing, as well as receipts of payments on notes held by certain of our stockholders and issuance of common stock related to the exercise of options and warrants.

     During 1999, we obtained a $5.0 million asset-backed financing commitment. As of December 31, 1999, we had borrowed $3.0 million. This commitment has been extended through June 30, 2000. We are currently evaluating our future needs for equipment financing and may seek to obtain additional equipment financing. There is no assurance that in the future we will be able to secure new equipment financing on favorable terms, if at all.

     Comparison of Years Ended December 31, 1998 and 1997. Net cash generated by financing activities in 1998 decreased by $56.0 million to $5.6 million compared to $61.6 million for 1997. The total amount of net cash provided by financing activities in 1998 reflects asset-backed financing, as well as payments received on notes held by certain of our stockholders and the issuance of common stock related to the exercise of options and warrants. Net cash provided by financing activities in 1997 reflects primarily the $44.0 million in net proceeds we received from our initial public offering and $17.5 million from our private placements with Chiron Corporation and PE Corporation.

     We have financed our operations since inception through private and public sales of our stock, revenue from research and development collaborations, grants, asset-backed financings and investment income. We anticipate that existing capital resources, anticipated cash from existing collaborative partners and funds we receive under our capital financing commitment will be sufficient to support our biopharmaceutical research and development and other operations through the first half of 2001. Our estimate of the time period for which existing and anticipated cash funds will be adequate to fund our operations is a forward-looking estimate subject to risks and uncertainty. Actual results may differ substantially. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, but not limited to:

     - continued scientific progress in our research and development programs;

     - our ability to attract additional financing on favorable terms;

     - the magnitude and scope of our research and development programs, including our development of biopharmaceutical product candidates and our complete gene sequencing programs;

     - our ability to maintain existing and establish additional collaborative and licensing arrangements, and the financial commitments involved in such collaborative and licensing arrangements;

     - the cost of prosecution and enforcement of our intellectual property rights;

     - expansion of our facilities to support research and development of our biopharmaceutical candidates;

     - progress with preclinical studies and clinical trials;

     - the time and cost involved in obtaining regulatory approvals;

     - competing technological and market developments;

     - our need to develop, acquire or license new technologies or products; and

     - other factors not within our control.

  Year 2000 Compliance

     In late 1999, we completed Year 2000 ("Y2K") testing of third party software and hardware used in our production line. We did not experience any significant disruptions in our information technology and other systems related to Y2K and we are not aware of any vendors or collaborators who experienced Y2K problems that have or are likely to materially affect us. For the year ended December 31, 1999, we incurred less than $50,000 in costs related to preparing for Y2K contingencies.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Rate Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuee. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company classifies its cash equivalents and marketable securities as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include U.S. government securities, commercial paper, corporate bonds, certificates of deposit, and all such investments held in the Company's portfolio as of December 31, 1999 mature in 2000. The Company classifies its cash equivalents and marketable securities as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts. The table below presents the amounts and related weighted-average interest rates of the Company's investment portfolio as of December 31, 1999:

                                                          AVERAGE
                                                         INTEREST     CARRYING      ESTIMATED
                                                           RATE        AMOUNT      FAIR VALUE
                                                         ---------    ---------    -----------
                                                         (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash and cash equivalents equivalents:
  Variable rate........................................      4.82%     $11,683       $11,683
  Fixed rate...........................................      5.97%       1,992         1,992
Short-term investments:
  Fixed rate...........................................      5.61%      16,994        16,962
                                                                       -------       -------
                                                                       $30,669       $30,637
                                                                       =======       =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Hyseq, Inc.

     We have audited the accompanying consolidated balance sheets of Hyseq, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyseq, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 2000

                                  HYSEQ, INC.
                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Cash and cash equivalents...................................    $ 13,675        $ 21,555
Short-term investments......................................      16,962          24,880
Accounts receivable.........................................       1,250             651
Other current assets........................................       1,111           1,118
                                                                --------        --------
     Total current assets...................................      32,998          48,204
Cash on deposit.............................................       2,106           2,106
Equipment, leasehold improvements and capitalized Software,
  net.......................................................       8,427           6,902
Patents, licenses and other assets, net.....................       1,833             702
                                                                --------        --------
          Total assets......................................    $ 45,364        $ 57,914
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  1,473        $  1,905
Accrued professional fees...................................       1,778           1,575
Other current liabilities...................................         580           1,025
Deferred revenue............................................       5,000
Current portion of capital lease and loan obligations.......       2,090           1,354
                                                                --------        --------
     Total current liabilities..............................      10,921           5,859
Noncurrent portion of capital lease and loan obligations....       5,221           4,479
                                                                --------        --------
          Total liabilities.................................      16,142          10,338
                                                                --------        --------
Commitments and contingencies...............................          --              --
Stockholders' equity:
Preferred stock, par value $0.001; 8,000,000 shares
  authorized; none issued and outstanding as of December 31,
  1999 and 1998.............................................          --              --
Common stock, par value $0.001; 50,000,000 shares
  authorized; 13,083,242 and 12,930,589 issued and
  outstanding as of December 31, 1999 and 1998,
  respectively..............................................      82,463          82,341
Notes receivable from stockholders..........................      (3,503)         (3,503)
Deferred stock compensation.................................         (37)           (126)
Accumulated other comprehensive loss........................         (32)            (14)
Accumulated deficit.........................................     (49,669)        (31,122)
                                                                --------        --------
     Total stockholders' equity.............................      29,222          47,576
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 45,364        $ 57,914
                                                                ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Contract revenues...........................................  $  6,397    $  9,590    $ 6,199
Operating expenses:
  Research and development..................................    18,157      19,207      9,430
  General and administrative................................     8,101       9,495      4,854
                                                              --------    --------    -------
     Total operating expenses...............................    26,258      28,702     14,284
                                                              --------    --------    -------
Loss from operations........................................   (19,861)    (19,112)    (8,085)
Interest income and other income............................     2,004       2,919      1,706
Interest expense............................................      (690)       (176)      (158)
                                                              --------    --------    -------
Net loss....................................................  $(18,547)   $(16,369)   $(6,537)
                                                              ========    ========    =======
Basic and diluted net loss per share........................  $  (1.43)   $  (1.27)   $ (0.86)
                                                              ========    ========    =======
Shares used in computing basic and diluted net loss per
  share.....................................................    13,004      12,839      7,589
                                                              ========    ========    =======

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                      PREFERRED STOCK      COMMON STOCK      NOTES RECEIVABLE
                                     -----------------   ----------------          FROM            DEFERRED      ACCUMULATED OTHER
                                     SHARES    AMOUNT    SHARES   AMOUNT       STOCKHOLDERS      COMPENSATION    COMPREHENSIVE LOSS
                                     ------   --------   ------   -------    ----------------    ------------    ------------------
BALANCE AT DECEMBER 31, 1996.......   2,170   $ 14,780    4,473   $ 2,033        $(1,237)           $                   $ --
Issuance of common stock for
  services and equipment...........                          79       514           (398)
Forfeiture of note receivable from
  stockholders.....................                         (86)      (68)            68
Purchase of common stock by Hyseq
  One Trust........................                          86        --             --
Issuance of common stock to certain
  officers of the Company..........                         359     2,340         (2,340)
Deferred compensation..............                          --       695                            (695)
Amortization of deferred
  compensation.....................                          --        --                             250
Issuance of common stock upon
  exercise of stock option
  grants...........................                          21        33
Issuance of common stock upon
  cashless exercise of warrants....                         241        --
Issuance of Series B preferred
  stock............................     350     10,000       --        --
Issuance of common stock in
  connection with public offering,
  net..............................                       3,450    43,970
Issuance of common stock in a
  private placement................                         555     7,500
Conversion of preferred to common
  at the initial public offering...  (2,520)   (24,780)   4,961    24,780
Repurchase of common stock from the
  Hyseq One Trust..................                      (1,405)       (2)
Cash payments of note receivable
  from stockholders................                          --        --            249
Net unrealized gain (loss) on
  short-term investments...........                          --        --                                                 (6)
Net loss...........................                          --        --
                                     ------   --------   ------   -------        -------            -----               ----
BALANCE AT DECEMBER 31, 1997.......      --         --   12,734    81,795         (3,658)            (445)                (6)
Cash payments of note receivable
  from stockholders................                                                  155
Issuance of common stock upon
  exercise of stock option
  grants...........................                          24        46
Issuance of common stock upon
  cashless exercise of warrants....                         173       500
Amortization of deferred
  compensation.....................                                                                   319
Net unrealized gain (loss) on
  short-term investments...........                                                                                       (8)
Cost to repurchase stock for
  ESPP.............................
Net loss...........................
                                     ------   --------   ------   -------        -------            -----               ----
BALANCE AT DECEMBER 31, 1998.......      --         --   12,931   $82,341         (3,503)            (126)               (14)
Issuance of common stock upon
  exercise of stock options and
  under ESPP.......................                         152       122
Amortization of deferred
  compensation.....................                                                                    89
Net unrealized gain (loss) on
  short-term investments...........                                                                                      (18)
Net loss...........................
                                     ------   --------   ------   -------        -------            -----               ----
BALANCE AT DECEMBER 31, 1999.......      --   $     --   13,083   $82,463        $(3,503)           $ (37)              $(32)
                                     ======   ========   ======   =======        =======            =====               ====

                                                       TOTAL
                                     ACCUMULATED    STOCKHOLDERS
                                       DEFICIT         EQUITY
                                     -----------    ------------
BALANCE AT DECEMBER 31, 1996.......   $ (8,212)       $  7,364
Issuance of common stock for
  services and equipment...........                        116
Forfeiture of note receivable from
  stockholders.....................                         --
Purchase of common stock by Hyseq
  One Trust........................                         --
Issuance of common stock to certain
  officers of the Company..........                         --
Deferred compensation..............                         --
Amortization of deferred
  compensation.....................                        250
Issuance of common stock upon
  exercise of stock option
  grants...........................                         33
Issuance of common stock upon
  cashless exercise of warrants....                         --
Issuance of Series B preferred
  stock............................                     10,000
Issuance of common stock in
  connection with public offering,
  net..............................                     43,970
Issuance of common stock in a
  private placement................                      7,500
Conversion of preferred to common
  at the initial public offering...                         --
Repurchase of common stock from the
  Hyseq One Trust..................                         (2)
Cash payments of note receivable
  from stockholders................                        249
Net unrealized gain (loss) on
  short-term investments...........                         (6)
Net loss...........................     (6,537)         (6,537)
                                      --------        --------
BALANCE AT DECEMBER 31, 1997.......    (14,749)         62,937
Cash payments of note receivable
  from stockholders................                        155
Issuance of common stock upon
  exercise of stock option
  grants...........................                         46
Issuance of common stock upon
  cashless exercise of warrants....                        500
Amortization of deferred
  compensation.....................                        319
Net unrealized gain (loss) on
  short-term investments...........                         (8)
Cost to repurchase stock for
  ESPP.............................         (4)             (4)
Net loss...........................    (16,369)        (16,369)
                                      --------        --------
BALANCE AT DECEMBER 31, 1998.......    (31,122)         47,576
Issuance of common stock upon
  exercise of stock options and
  under ESPP.......................                        122
Amortization of deferred
  compensation.....................                         89
Net unrealized gain (loss) on
  short-term investments...........                        (18)
Net loss...........................    (18,547)        (18,547)
                                      --------        --------
BALANCE AT DECEMBER 31, 1999.......   $(49,669)       $ 29,222
                                      ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Cash flows from operating activities:
Net loss....................................................  $(18,547)   $(16,369)   $(6,537)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     2,849       1,626        823
  Amortization of patents and licenses......................        27          65        103
  Amortization of deferred stock compensation...............        89         319        250
  Common shares issued for services and equipment...........        --          --        116
  Unrealized loss on short-term investments.................       (18)         (8)        (6)
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (599)      1,535     (2,039)
     Other current assets...................................         7        (214)      (592)
     Intangible and other assets............................    (1,158)        (94)    (2,320)
     Deferred revenue.......................................     5,000          --         --
     Accounts payable.......................................      (432)        334        999
     Accrued professional fees..............................       203         991        495
     Other current liabilities..............................      (445)        118        622
                                                              --------    --------    -------
          NET CASH USED IN OPERATING ACTIVITIES.............   (13,024)    (11,697)    (8,086)
                                                              --------    --------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,374)     (4,581)    (3,131)
  Purchases of short-term investments.......................   (16,382)    (44,511)   (38,930)
  Maturities of short-term investments......................    24,300      53,561      5,000
                                                              --------    --------    -------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................     3,544       4,469    (37,061)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from sale leaseback and financing arrangements...     3,001       5,324        181
  Payment on capital lease and loan obligations.............    (1,523)       (442)      (286)
  Repurchases of common stock...............................      (115)         (4)        (2)
  Payment of stockholder notes receivable...................        --         155        249
  Proceeds from issuance of common stock, net of issuance
     costs..................................................       237         546     51,502
  Proceeds from issuance of preferred stock, net of issuance
     costs..................................................        --          --     10,000
                                                              --------    --------    -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........     1,600       5,579     61,644
                                                              --------    --------    -------
Net (decrease) increase in cash.............................    (7,880)     (1,649)    16,497
Cash and cash equivalents at beginning of period............    21,555      23,204      6,707
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $ 13,675    $ 21,555    $23,204
                                                              ========    ========    =======
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $    690    $    176    $   158
                                                              ========    ========    =======
  Noncash investing and financing activities:
     Cashless exercise of stock options.....................  $     --    $     74    $    --
                                                              ========    ========    =======
     Cashless exercise of warrant...........................  $    206    $     --    $ 1,133
                                                              ========    ========    =======

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     Hyseq, Inc. (the "Company" or "Hyseq") was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. The Company's wholly-owned subsidiary, Hyseq Diagnostics, Inc. ("HDI"), was formed as a Nevada corporation on July 18, 1995. The Company's wholly-owned subsidiary, GeneSolutions Inc., was formed as a Nevada corporation on July 23, 1999.

     Hyseq researches and develops biopharmaceuticals. Hyseq uses its proprietary technology with its partners for therapeutic and diagnostic target discovery, in pharmacogenomics and polymorphism analysis, and with its DNA analysis tools such as the HyChip system.

  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

     The Company's short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive loss of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The cost of securities sold is based on the specific identification method.

                                  HYSEQ, INC.

     The following is a summary of available-for-sale securities as of December 31, 1999 (in thousands):

                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                              CARRYING    ESTIMATED
                                                               AMOUNT     FAIR VALUE
                                                              --------    ----------
Money market funds..........................................  $ 2,292      $ 2,292
Commercial paper............................................    7,468        7,466
Certificates of deposit.....................................    7,500        7,481
Corporate bonds.............................................    4,017        4,006
                                                              -------      -------
                                                              $21,277      $21,245
                                                              =======      =======
Included in cash and cash equivalents.......................  $ 4,284      $ 4,283
Short-term investments (available for sale).................   16,993       16,962
                                                              -------      -------
                                                              $21,277      $21,245
                                                              =======      =======

     All of the Company's short-term investments mature within one year.

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from three to five years, except that leasehold improvements are amortized over the remaining life of the lease or the life of the improvement, whichever is less.

     Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use". SOP 98-1 requires the capitalization of costs incurred in developing or acquiring software for internal use once feasibility studies are complete. The Company previously expensed such costs as incurred. The adoption of SOP 98-1 resulted in the capitalization of approximately $1.5 million in 1999. The Company generally amortizes software capitalized under SOP 98-1 on a straight-line basis over a three-year period. In 1999, the Company recorded an amortization expense of $0.2 million.

  Revenue Recognition

     Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the reimbursable services are performed. Nonrefundable up-front payments received in connection with collaborative research agreements are deferred and recognized over the relevant periods specified in the agreement, generally the research term.

     In December 1999, we received an upfront payment of $5.0 million in our collaboration with American Cyanamid which was classified as deferred revenue. Subject to compliance with the terms of the contract, we expect to recognize revenue from this collaboration over the term of the agreement. A certain portion of the deferred revenue will be accounted for as reimbursement of set-up costs related to initial deliverables.

     The Company received research payments under its collaborative agreements with Chiron and Kirin, which were recognized as revenue as earned.

                                  HYSEQ, INC.

     Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Source:
  Chiron....................................................   76%      84%      85%
  Kirin.....................................................   19%      16%      --%
  NIST Grant................................................   --%      --%      14%

  Stock-Based Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" the Company has elected to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and to adopt the "disclosure only" alternative described in SFAS No. 123.

  Research and Development

     Research and development costs are expensed to operations as incurred and include costs related to the Company's NIST grant in 1997. In 1999, 1998 and 1997, research and development costs also included costs related to the Company's collaborations. Contract and grant related costs of approximately $7.0 million, $10.7 million, and $4.7 million were recorded in 1999, 1998 and 1997, respectively.

  Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

     Had the Company been in a net income position, shares used in calculating diluted earnings per share for 1999, 1998, and 1997 would have included the effect of an additional 369,000, 728,000 and 963,000 shares, respectively, related to outstanding options and warrants (as determined using the treasury method).

  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss consists entirely of unrealized losses on short-term investments at December 31, 1999.

  Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and SFAS 137 defers its effective date to the first quarter of the first fiscal year after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001. Because the Company does not use derivative financial instruments or engage in hedging activities, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated results of operations or financial position.

                                  HYSEQ, INC.

2.  EQUIPMENT, LEASEHOLD IMPROVEMENTS AND CAPITALIZED SOFTWARE

     Equipment, leasehold improvements and capitalized software, net consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Machinery, equipment and furniture..........................  $ 6,336    $ 5,077
Computers and capitalized software..........................    4,991      2,762
Leasehold improvements......................................    2,901      2,015
                                                              -------    -------
                                                               14,228      9,854
Less: accumulated depreciation..............................   (5,801)    (2,952)
Equipment, leasehold improvements and capitalized software,
  net.......................................................  $ 8,427    $ 6,902
                                                              =======    =======

     Depreciation expense amounted to $2.8 million, $1.6 million and $0.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Equipment and leasehold improvements at December 31, 1999 and 1998 include items under capitalized leases in the amount of $0.6 million and $0.7 million, respectively, and related accumulated amortization of $0.4 million and $0.3 million at December 31, 1999 and 1998, respectively. These leases are secured by the equipment leased thereunder.

3.  PATENTS, LICENSES AND OTHER ASSETS

  Patents

     Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. Patent amortization expense, which amounted to approximately $28,000 in each of 1999, 1998 and 1997, is recorded on a straight-line basis over the patent's estimated useful life which approximates 17 years.

  Patent License Agreement

     In 1994, the Company entered into a patent agreement with an affiliate of the University of Chicago for an exclusive license to use certain proprietary technology developed by the Company's Chief Scientific Officer and to develop, use, and sell licensed products or processes under the license patent rights. The Company issued 15,244 shares of Series A preferred stock (which converted to common stock in connection with the Company's initial public offering) and must pay minimum royalties of $25,000 per annum beginning in 1997 and increasing to $100,000 per annum over the term of the license which terminates at expiration of the related patent.

4.  CAPITAL LEASE AND LOAN OBLIGATIONS

     The Company has financed equipment purchases through capital lease and loan agreements. The capital lease and loan obligations are to be repaid over terms of 48 to 60 months at interest rates ranging from 11.32% to 14.98% and are secured by related equipment. At December 31, 1999, the Company has approximately $2.0 million available for borrowings under an existing loan agreement.

                                  HYSEQ, INC.

     Future minimum payments under the capital lease and loan agreements are as follows (in thousands):

YEARS ENDING DECEMBER 31:
  2000......................................................  $ 2,841
  2001......................................................    2,510
  2002......................................................    2,342
  2003......................................................      836
  2004......................................................      394
  2005......................................................       34
                                                              -------
Total loan payments.........................................    8,957
     Less: Amount representing interest.....................   (1,646)
                                                              -------
Present value of future loan payments.......................    7,311
     Less: Current portion..................................   (2,090)
                                                              -------
Noncurrent portion..........................................  $ 5,221
                                                              =======

5.  OPERATING LEASE COMMITMENTS AND CONTINGENCIES

  Operating Lease Commitments

     The Company leases two facilities under operating lease agreements that expire in June 2005. One of the leases has a five-year renewal option, which if exercised, would extend the lease to 2010. Rental expense was approximately $1.4 million in 1999, $1.1 million in 1998, $0.2 million in 1997. The leases provide for scheduled rent increases annually over the terms of the leases. The rent is being recognized as expense on a straight-line basis and the actual cash flow is included in the minimum lease payment schedule below. Minimum non-cancelable future rental commitments under operating leases at December 31, 1999 are as follows (in thousands):

                                                              MINIMUM RENTAL
YEARS ENDED DECEMBER 31,                                       COMMITMENTS
------------------------                                      --------------
       2000.................................................      $1,409
       2001.................................................       1,459
       2002.................................................       1,509
       2003.................................................       1,559
       2004.................................................       1,606
       2005.................................................         809
                                                                  ------
                                                                  $8,351
                                                                  ======

  Cash on Deposit

     In accordance with the terms of a facility lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2.0 million as partial security for the Company's lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2.1 million restricted cash on deposit with the Company's primary bank as security for the letter of credit. Provided that no event of default under the lease has occurred, the letter of credit and the cash collateralizing it will be reduced by $0.5 million commencing in 2001 and will be further reduced by $0.5 million each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives interest earned thereon.

                                  HYSEQ, INC.

  Contingencies

     On March 3, 1997, the Company brought suit against Affymetrix, Inc. in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of the Company's U.S. Patent Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW (PVT)) ("Hyseq I"). On May 5, 1997, the Company filed an Amended Complaint. On December 9, 1997, the Company filed a second lawsuit against Affymetrix alleging infringement by Affymetrix of the Company's U.S. Patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97 4469 THE) ("Hyseq II"). On April 22, 1998 the two cases were consolidated before Judge Ronald M. Whyte.

     The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, the Company's patents covering sequencing by hybridization ("SBH") technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing its patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued an order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. The Company and Affymetrix submitted their briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the Claims Construction Order. The Company and Affymetrix are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While the Company believes it has asserted valid claims and has meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that the Company will prevail in these actions.

     On August 18, 1998, Affymetrix filed suit against the Company in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company infringed two of Affymetrix' U.S. patents, No. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192).
Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case has been reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conferences before Judge Fogel is scheduled for April 17, 2000. The Company believes that Affymetrix' allegations are without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

     On October 26, 1999, the Company filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) ("Hyseq III"), alleging infringement by Affymetrix of the Company's recently-issued U.S. Patent No. 5,972,619 (the "'619 Patent"). Hyseq also alleges that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by Hyseq scientists and is claimed and covered by Hyseq's '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to Hyseq's '619 Patent. On December 9, 1999, the Company filed a reply to the counterclaim in which it denied

                                  HYSEQ, INC.

the allegations of invalidity, enforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. Hyseq III is presently scheduled for a Case Management Conference on April 17, 2000 along with Affymetrix, Inc. v. Hyseq, Inc.

     On February 28, 2000, Judge Whyte issued an order directing each of the parties involved in each of the above cases to submit statements regarding the appropriateness of relating the cases before Judge Fogel with the Hyseq I and II cases currently before Judge Whyte. The Company and Affymetrix submitted their respective statements on March 10, 2000, as directed by the Court.

     The Company has incurred substantial costs and expended substantial personnel time in asserting the Company's patent rights and defending its technology against Affymetrix and may continue to incur such costs in asserting its patent rights and defending its technology against Affymetrix or others. There can be no assurance that the Company will be successful in these efforts. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

6.  COLLABORATIVE AGREEMENTS

     In December 1999, the Company entered into an exclusive collaboration with American Cyanamid Company, a subsidiary of American Home Products Corporation, under which it may earn up to $60.0 million. Pursuant to the collaboration agreement, the Company is working with American Cyanamid Company primarily to develop agricultural products. The collaboration has an initial term of three and one half years and can be extended by mutual agreement for up to four additional one-year terms. In December 1999, the Company received an upfront payment of $5.0 million from American Cyanamid which was classified as deferred revenue. Subject to compliance with the terms of the contract, the Company expects to recognize revenue from this collaboration over the term of the agreement. A certain portion of the deferred revenue will be accounted for as reimbursement of set-up costs related to initial deliverables. American Cyanamid has the exclusive right to commercialize any agricultural products resulting from the collaboration. The Company will receive royalties on any such products. The agreement requires the Company to generate data at a specified level per year that, if not met, could result in its breach of the agreement.

     In May 1997, the Company entered into an exclusive collaboration with Chiron Corporation. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor therapeutics, diagnostic molecules and vaccines. The collaboration has an initial term of three years and can be extended by Chiron for two additional two-year periods. Chiron paid a nonrefundable $1.0 million up-front licensing fee upon signing the agreement and guaranteed payment of a minimum of $8.5 million in the first year and $5.5 million in each of the two years thereafter in connection with the Company's research on Chiron tissue sample libraries. The agreement requires the Company to generate data at a specified level, which if not met, could result in the Company's breach of the collaboration. Chiron has the exclusive right to commercialize solid tumor therapeutics, diagnostic molecules and vaccines resulting from the collaboration. The Company will receive royalties on any such products. Concurrently with execution of the collaboration agreement, Chiron made an equity investment of $5.0 million in return for shares of the Company's preferred stock, which subsequently converted into common stock. Chiron also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering for an aggregate purchase price of $2.5 million. Total revenue recognized in 1999, 1998 and 1997 under the agreement with Chiron was $4.9 million, $8.1 million and $5.3 million, respectively. The Company has no future performance obligations related to the revenue recognized in 1999, 1998 and 1997 and no portions of such revenues are refundable.

     In October 1998, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which the Company used its proprietary gene discovery technologies to target novel genes relating to a specific growth factor activity from certain cell lines provided by Kirin. The Company retains exclusive rights to develop and

                                  HYSEQ, INC.

market pharmaceutical products resulting from the collaboration in North America, subject to milestone and royalty payments to Kirin. Kirin retains equivalent rights and obligations in Asia and Oceania. The Company and Kirin share such rights equally in Europe and the rest of the world. Under the terms of the agreement, Kirin will pay the Company $3.0 million for the initial phase of the collaboration. As of December 31, 1999, the Company had recognized $2.7 million in revenue from Kirin.

     In May 1997, the Company entered into an agreement with PE Corporation to combine certain of the Company's chip technology and PE Corporation's life science system capabilities to commercialize HyChip products (collectively, the "HyChip System"). Pursuant to the terms of the agreement, the Company committed $5.0 million to further development of the Company's "chip" component of the HyChip System. The Company spent approximately $2.0 million for the development of the chip component of the HyChip System from June 1997 through December 1997. Of this amount, $0.5 million was reimbursed to the Company under its NIST grant. As of December 31, 1998, the Company satisfied the $5.0 million obligation under its agreement with PE Corporation. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to terminate the collaboration. Pursuant to the agreement, the design, development and manufacture of the HyChip "chip" is under the direction of the Company, while design, development and manufacture of the system is under the direction of PE Corporation. HyChip products will be distributed through PE Corporation's Applied Biosystems Division. In June 1997, PE Corporation made an equity investment of $5.0 million in return for shares of the Company's preferred stock, which subsequently converted into common stock. PE Corporation also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering for an aggregate purchase price of $5.0 million. In 1999, the Company recognized approximately $0.3 million in revenue, resulting from both research funding reimbursement under the collaboration and as a result of an expansion of the existing relationship. No revenue was recorded in conjunction with the PE Corporation collaboration in 1998 and 1997.

     In February 1998, the Company entered into a collaborative agreement with the University of California, San Francisco ("UCSF") to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the terms of the five-year agreement, the Company makes quarterly payments of approximately $0.1 million to UCSF in connection with the agreement to reimburse UCSF for direct and indirect expenses incurred in clinical sample collection and for research conducted. The Company has the exclusive rights from UCSF to commercialize the proprietary databases derived from this collaboration.

7.  STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 8,000,000 shares of preferred stock. The Company's Board of Directors may set the rights and privileges of any preferred stock issued.

     In May and June 1997, Chiron and PE acquired Series B preferred stock in a private placement that generated net proceeds to the Company of $10.0 million. All shares of the Company's outstanding preferred stock automatically converted to common stock in connection with the Company's initial public offering.

     As of December 31, 1999 and 1998, there were no issued and outstanding shares of preferred stock. On June 5, 1998, Hyseq's Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series B Junior Participating Preferred Stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the

                                  HYSEQ, INC.

case of certain approved stockholders) or more of the Company's outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors.

  Common Stock

     The Company's initial public offering of 3,000,000 shares of common stock, which generated net proceeds of approximately $38.0 million, was effective August 7, 1997. In September 1997, the Company's underwriters exercised their option to purchase 450,000 additional shares at $14.00 per share to cover over-allotments, for additional net proceeds to the Company of $5.9 million. Concurrently with the initial public offering, the Company completed a private placement of shares of its common stock to Chiron and PE Corporation for net proceeds of $2.5 million and $5.0 million, respectively.

     In December 1996, a former officer of the Company purchased 161,280 shares of common stock at $4.17 per share for a total purchase price of approximately $0.7 million. Simultaneously with the purchase of such stock, the officer borrowed from the Company approximately $0.7 million as evidenced by a promissory note that bore interest at 3% per annum, matures in December 2001, and is secured by and with recourse only to the 161,280 shares. In March 1997, the Company sold a total of 179,712 shares of common stock for $6.51 per share to this officer in exchange for a second promissory note with terms similar to the one previously described.

     Also in December 1996, another officer of the Company exercised options to purchase 48,000 shares of common stock at an exercise price of $1.56 per share and exercised warrants to purchase 144,000 shares of common stock at $2.90 per share. Simultaneously with the exercises, the officer borrowed from the Company approximately $0.5 million, as evidenced by a promissory note that bears interest at 3% per annum, matures in December 2001, and is secured by and with recourse only to 118,080 shares. In March 1997, the Company sold a total of 179,712 shares of common stock for $6.51 per share to this officer of the Company in exchange for a second promissory note with terms similar to those described above.

  Deferred Compensation

     The Company has recorded deferred compensation of $695,000 representing the difference between the issuance and exercise prices related to stock awards and options and the deemed fair value for financial reporting purposes of the Company's common stock. The deferred compensation is being amortized to expense over the vesting period of the options and over the two-year repurchase period for the stock awards. The deferred compensation expense was $89,000, $319,000, and $250,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, the deferred compensation balance was approximately $37,000.

  Warrants

     As of December 31, 1999, warrants to purchase 475,184 shares of common stock were outstanding at exercise prices ranging from $3.42 to $5.21 ($4.07 weighted average exercise price) per share. These warrants are held by certain investors, executive officers and the private placement agent for a 1996 preferred stock financing.

  Stock Option Plans

     In 1995, the Company's stockholders adopted the 1995 Employee Stock Option Plan (the "1995 Plan"). The Company initially reserved a total of 1,152,000 common shares for issuance under the 1995 Plan. At the 1998 annual meeting, the Company's stockholders approved a proposal to increase the number of shares authorized for issuance under the Plan to 2,152,000. Options granted under the 1995 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees

                                  HYSEQ, INC.

with exercise prices of not less than fair value and nonstatutory options may be granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors and expire 10 years from the date of grant. At December 31, 1999, 1,217,786 shares were outstanding under the 1995 Plan.

     The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the 1995 Plan. Each option gives the holder the right to purchase common stock at prices between $0.78 and $1.82 per share. In 1998, the Company granted options outside of any of the Company's stock option plans to purchase a total of 9,500 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $4.75 and $10.06 per share. The options vest over periods up to four years. As of December 31, 1999, 468,418 options issued outside of any of the Company's stock option plans were outstanding.

     In 1997, the Company's stockholders adopted the Non-Employee Director Stock Option Plan (the "Directors Plan") providing for periodic stock option grants to non-employee directors of the Company. Under the Directors Plan, each new, non-employee director receives a one-time grant of options to purchase 23,040 shares of common stock, of which options to purchase 11,520 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 5,760 shares each year (such that the amount received under the Directors' Plan when added to all prior options granted to a director which vest in that year total 5,760) on the date of the annual meeting of the stockholders commencing in 1997. Options under the Directors Plan are granted at the fair market value of the Company's common stock on the date of the grant. A total of 138,240 shares of common stock have been reserved for issuance under the Directors Plan, of which options to purchase 93,120 shares were issued and outstanding at December 31, 1999.

     In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan ("SAB Plan"), which provides for periodic grants of non-qualified stock options to members of the Company's scientific advisory board and allows the Board of Directors to approve grants of stock options to consultants. A total of 30,000 shares of common stock have been reserved for issuance under the SAB Plan, of which no shares were issued and outstanding at December 31, 1999.

     The Company values employee stock options using the intrinsic method of APB 25, rather than the fair value method of SFAS 123. Nevertheless, the Company is required for purposes of comparison to present net loss and loss per share on a pro forma basis as if the fair value method had been used. The fair value for employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                                     -----------------------------------
                                                       1999         1998         1997
                                                     ---------    ---------    ---------
Volatility.........................................    1.64          .77          .53
Risk-free interest rate............................    6.25%        4.8%         6.2%
Dividend yield.....................................     --           --           --
Expected life of option............................  2.5 years    2.3 years    2.4 years

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

                                  HYSEQ, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, the pro forma adjustment to net income was not fully reflected until fiscal 1999.

     The Company's pro forma information follows (in thousands, except for per share information):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Net loss....................................................  $(18,547)   $(16,369)   $(6,537)
Pro forma net loss..........................................  $(19,484)   $(16,896)   $(7,388)
Basic and diluted net loss per share........................  $  (1.43)   $  (1.27)   $ (0.86)
Pro forma basic and diluted net loss per share..............  $  (1.50)   $  (1.31)   $ (0.97)

     A summary of the Company's stock options activity, and related information follows:

                                                           YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                            1999                    1998                    1997
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                    NUMBER OF   EXERCISE    NUMBER OF   EXERCISE    NUMBER OF   EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at beginning
  of period.......................  1,583,558     $4.03     1,356,941     $3.88     1,153,553     $2.77
  Options granted.................    776,720     $3.77       424,780     $5.87       292,816     $8.34
  Options exercised...............   (144,466)    $1.96       (39,138)    $3.17       (20,888)    $1.60
  Options canceled................   (436,488)    $5.18      (159,025)    $7.91       (68,540)    $4.87
                                    ---------               ---------               ---------
Options outstanding at end
  of period.......................  1,779,324     $3.80     1,583,558     $4.03     1,356,941     $3.88
                                    =========               =========               =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                 -----------------------------------------------   --------------------------
                             WEIGHTED-AVERAGE      WEIGHTED-                     WEIGHTED-
   RANGE OF      NUMBER OF      REMAINING       AVERAGE EXERCISE   NUMBER OF      AVERAGE
EXERCISE PRICE    SHARES     CONTRACTUAL LIFE        PRICE          SHARES     EXERCISE PRICE
---------------  ---------   ----------------   ----------------   ---------   --------------
$ 0.78 - $ 1.82..   456,998        4.50              $ 1.56         456,998        $ 1.56
$ 3.19 - $ 6.51.. 1,152,918        8.56              $ 4.02         359,147        $ 4.31
$ 7.00 - $10.06..   160,948        7.90              $ 8.08          63,267        $ 8.36
$12.03 - $13.66..     8,460        9.78              $12.62             960        $13.00
                 ---------                                          -------
                 1,779,324         7.46              $ 3.80         880,372        $ 3.18
                 =========                                          =======

     The weighted-average grant-date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $3.52, $3.71 and $8.37,
respectively.

  Employee Stock Purchase Plan

     In 1998, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), covering an aggregate of 50,000 shares of the Company's common stock. Each quarter, an eligible employee may elect to purchase shares of the Company's stock through payroll deductions at a price equal to the lower of 85% of the fair value of the stock as of the first business day of the quarter or the last business day. In the

                                  HYSEQ, INC.

year ended December 31, 1999, 43,773 shares of the Company's stock were sold under the ESPP at a weighted-average price of $2.84 per share.

     In 1999, the Company adopted a Non-Qualified Stock Purchase Plan covering an aggregate of 50,000 shares of the Company's common stock, of which no shares were sold as of December 31, 1999.

8.  INCOME TAXES

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $47.0 million and $6.6 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1.7 million and $1.4 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2000 through 2004, if not utilized.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Deferred Tax Assets:
Net operating loss carryforwards............................   $ 16,400      $  9,800
Research and other credits..................................      3,100         1,900
Capitalized research expenses...............................      1,300         1,500
Other -- net................................................      1,300           600
                                                               --------      --------
Total deferred tax assets...................................     22,100        13,800
  Valuation allowance.......................................    (22,100)      (13,800)
                                                               --------      --------
Net deferred tax assets.....................................   $     --      $     --
                                                               ========      ========

     The net valuation allowance increased by $8.3 million, $8.5 million and $2.4 million for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

9.  TRANSACTIONS WITH RELATED PARTIES

     As of December 31, 1999, 1998 and 1997, the Company had outstanding accounts payable balances of $86,180, $100,237 and $152,113, respectively, for professional services rendered by a law firm of which the spouse of the Company's President and Chief Executive Officer was a member during these periods. The Company incurred legal fees and costs to this law firm of approximately $441,000, $979,000 and $1,020,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In January 1997, this firm purchased 76,800 shares of the Company's common stock at $6.51 per share. This firm paid $102,415 in cash and delivered a promissory note to the Company for the balance in the amount of $397,585 secured by 61,069 shares of common stock. The note required payment of interest at 8.25% per annum. As of December 31, 1998, the principal balance and interest had been paid in full.

                                  HYSEQ, INC.

10.  SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

11.  SUBSEQUENT EVENTS (UNAUDITED)

     In January 2000, a former officer of the Company repaid two promissory notes plus accrued interest totaling $2,003,624 due to the Company related to stock purchase agreements entered into in December 1996 and March 1997. The notes were repaid by surrendering to the Company approximately 56,000 shares of common stock.

     In February 2000, an officer and director of the Company repaid two promissory notes plus accrued interest totaling $1,811,208 due to the Company related to stock purchase agreements entered into in December 1996 and March 1997. The notes were repaid by surrendering to the Company approximately 15,000 shares of common stock.

     In February 2000, an officer and director of the Company was granted an option to purchase 1,000,000 shares of common stock at $31.69 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option becomes exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTION COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

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

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
 3.1      Amended and Restated Articles of Incorporation of the
          Company, as amended*
 3.2(a)   By-Laws of the Company*
 3.2(b)   First Amendment to the By-Laws*******
 4.1      Specimen Common Stock certificate*
 4.2      Form of Registration Rights Agreement*
 4.3      Form of Warrant Agreement*
 4.4      Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998**
10.1      Form of Indemnification Agreement between the Company and
          each of its directors and
          officers*
10.2      Stock Option Plan, as amended+***
10.4      Non-Employee Director Stock Option Plan, as amended+****
10.5      Patent License Agreement between Arch Development
          Corporation and Hyseq, Inc. dated
          June 7, 1994*
10.6      Stock Purchase Agreement for Series B Convertible Preferred
          Stock dated May 28, 1997*
10.7      Collaboration Agreement between Hyseq Inc. and Chiron
          Corporation dated May 28, 1997*
10.10     Collaboration Agreement between Hyseq Inc. and The
          Perkin-Elmer Corporation dated
          May 28, 1997*
10.11     Employee Stock Purchase Plan+*****
10.12     Non-Qualified Employee Stock Purchase Plan
10.13     Scientific Advisory Board/Consultants Stock Option Plan
10.14     Collaboration Agreement between Hyseq, Inc. and American
          Cyanamid Company dated
          December 10, 1999******
21.1      Subsidiaries of Hyseq, Inc.
23.1      Consent of Ernst & Young LLP, Independent Auditors
27.1      Financial Data Schedule

---------------

        * Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's
           Registration Statement filed on Form S-1, File No.
           333-29091.

       ** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Form
           8-K, filed on July 31, 1998, File No. 00-22873.

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

   ****** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's report on Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

  ******* Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Annual
           Report on Form 10-K for the year ended December 31, 1998,
           File No. 00-22873.

        + Denotes compensation plan in which an executive officer or director participates.

      (b)  Reports on Form 8-K.

     One report on Form 8-K was filed on behalf of the Company during the last quarter of the year ended December 31, 1999 (Form 8-K filed on December 16, 1999).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 17th day of March, 2000.

                                          HYSEQ, INC.

                                          By: /s/ LEWIS S. GRUBER
                                            ------------------------------------
                                            Lewis S. Gruber
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 17th day of March, 2000.

                     SIGNATURE                                             TITLE
                     ---------                                             -----

              /s/ GEORGE B. RATHMANN                 Chairman of the Board
---------------------------------------------------
                George B. Rathmann

                /s/ LEWIS S. GRUBER                  President and Chief Executive Officer, Director
---------------------------------------------------  (Principal Executive Officer)
                  Lewis S. Gruber

                /s/ MARK E. GITTER                   Chief Financial Officer (Principal Financial and
---------------------------------------------------  Accounting Officer)
                  Mark E. Gitter

               /s/ RADOJE T. DRMANAC                 Director
---------------------------------------------------
                 Radoje T. Drmanac

              /s/ RAYMOND F. BADDOUR                 Director
---------------------------------------------------
                Raymond F. Baddour

               /s/ GRETA E. MARSHALL                 Director
---------------------------------------------------
                 Greta E. Marshall

            /s/ THOMAS N. MCCARTER III               Director
---------------------------------------------------
              Thomas N. McCarter III

                /s/ ERNST SCHWEIZER                  Director
---------------------------------------------------
                  Ernst Schweizer

                /s/ ROBERT D. WEIST                  Director
---------------------------------------------------
                  Robert D. Weist

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
 3.1      Amended and Restated Articles of Incorporation of the
          Company, as amended*
 3.2(a)   By-Laws of the Company*
 3.2(b)   First Amendment to the By-Laws*******
 4.1      Specimen Common Stock certificate*
 4.2      Form of Registration Rights Agreement*
 4.3      Form of Warrant Agreement*
 4.4      Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998**
10.1      Form of Indemnification Agreement between the Company and
          each of its directors and officers*
10.2      Stock Option Plan, as amended+***
10.4      Non-Employee Director Stock Option Plan, as amended+****
10.5      Patent License Agreement between Arch Development
          Corporation and Hyseq, Inc. dated June 7, 1994*
10.6      Stock Purchase Agreement for Series B Convertible Preferred
          Stock dated May 28, 1997*
10.7      Collaboration Agreement between Hyseq Inc. and Chiron
          Corporation dated May 28, 1997*
10.10     Collaboration Agreement between Hyseq Inc. and The
          Perkin-Elmer Corporation dated May 28, 1997*
10.11     Employee Stock Purchase Plan+*****
10.12     Non-Qualified Employee Stock Purchase Plan
10.13     Scientific Advisory Board/Consultants Stock Option Plan
10.14     Collaboration Agreement between Hyseq Inc. and American
          Cyanamid Company dated December 10, 1999******
21.1      Subsidiaries of Hyseq, Inc.
23.1      Consent of Ernst & Young LLP, Independent Auditors
27.1      Financial Data Schedule

---------------

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's
           Registration Statement filed on Form S-1, File No.
        *  333-29091.

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Form
       **  8-K, filed on July 31, 1998.

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's
      ***  Registration Statement on Form S-8, File No. 333-41663.

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's
     ****  Registration Statement on Form S-8, File No. 333-53089.

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's
    *****  Registration Statement on Form S-8, File No. 333-53087.

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's report
   ******  on Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

           Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Annual
           Report on Form 10-K for the year ended December 31, 1998,
  *******  File No. 00-22873.

           Denotes compensation plan in which an executive officer or + director participates.