Form 10-Q
period 2000-03-31
HYSEQ INC
filed 2000-05-15
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes [X]      No [ ]

               COMMON STOCK OUTSTANDING ON MAY 1, 2000: 13,258,393

                                   HYSEQ, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS




                                                                                                                 PAGE
                                                                                                                 ----
Part I   Financial Information

         Item 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.......................    3

         Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999 ....    4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 ....    5

         Notes to Condensed Consolidated Financial Statements...................................................    6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    8

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................   11

Part II  Other Information

         Item 1. Legal Proceedings..............................................................................   13

         Item 2. Change in Securities and Use of Proceeds.......................................................   14

         Item 3. Defaults Upon Senior Securities................................................................   14

         Item 4. Submission of Matters to a Vote of Security Holders............................................   14

         Item 5. Other Information..............................................................................   14

         Item 6. Exhibits and Reports on Form 8-K...............................................................   14

Signature........................................................................................................  15

ITEM 1. FINANCIAL STATEMENTS


                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data) (unaudited)



                                                                                        MARCH 31,        DECEMBER 31,
                                                                                          2000               1999
                                                                                        --------         ------------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                                               $ 25,434          $ 13,675
Short-term investments                                                                     4,481            16,962
Accounts receivable                                                                        1,499             1,250
Other current assets                                                                         536             1,111
                                                                                        --------          --------
    Total Current Assets                                                                  31,950            32,998

Cash on deposit                                                                            2,106             2,106
Equipment, leasehold improvements and capitalized software, net                            9,241             8,427
Patents, licenses and other assets, net                                                      475             1,833
                                                                                        --------          --------
        Total Assets                                                                    $ 43,772          $ 45,364
                                                                                        ========          ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable                                                                        $  1,346          $  1,473
Accrued professional fees                                                                  1,684             1,778
Other current liabilities                                                                    968               580
Deferred revenue                                                                           9,877             5,000
Current portion of capital lease and loan obligations                                      2,087             2,090
                                                                                        --------          --------
    Total Current Liabilities                                                             15,962            10,921

Noncurrent portion of capital lease and loan obligations                                   4,737             5,221
                                                                                        --------          --------
    Total Long-Term Liabilities                                                            4,737             5,221

                                                                                        --------          --------
        Total Liabilities                                                                 20,699            16,142
                                                                                        --------          --------
Commitments and contingencies                                                                 --                --

Stockholders' Equity:

Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and               --                --
    outstanding as of March 31, 2000 and December 31, 1999.

Common stock, par value $0.001;  50,000,000 shares authorized; 13,247,844                     13                13
    and 13,083,242 issued and outstanding as of March 31, 2000 and December 31,1999, respectively.
Additional Paid-in Capital                                                                82,931            82,450

Treasury stock 71,107 shares as of March 31, 2000                                         (3,816)               --
Notes receivable from stockholders                                                            --            (3,503)
Deferred stock compensation                                                                  (30)              (37)
Accumulated other comprehensive loss                                                         (26)              (32)
Accumulated deficit                                                                      (55,999)          (49,669)
                                                                                        --------          --------
    Total stockholders' equity                                                            23,074            29,222
                                                                                        --------          --------
        Total liabilities and stockholders' equity                                      $ 43,772          $ 45,364
                                                                                        ========          ========


     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data) (unaudited)



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                           2000                 1999
                                                                         --------             --------
Contract revenues                                                        $  1,805             $  2,752

Operating expenses:
    Research and development                                                5,788                5,602
    General and administrative                                              2,590                2,188
                                                                         --------             --------
        Total operating expenses                                            8,378                7,790

                                                                         --------             --------
        Loss from operations                                               (6,572)              (5,038)
                                                                         ========             ========

Interest income and other income                                              449                  601
Interest expense                                                             (207)                (165)

                                                                         --------             --------
        Net loss                                                         $ (6,330)            $ (4,603)
                                                                         ========             ========

Basic and diluted net loss per share                                     $  (0.48)            $  (0.35)
                                                                         ========             ========

Shares used in computing basic and diluted net loss per share              13,155               12,967
                                                                         ========             ========



     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------
                                                                               2000                 1999
                                                                             --------             --------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 1,212               (6,866)
                                                                             --------             --------

Cash flow from investing activities:
    Purchases of property and equipment                                        (1,922)              (1,152)
    Purchases of short-term investments                                            --              (11,498)
    Maturities of short-term investments                                       12,475               14,800
                                                                             --------             --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                10,553                2,150
                                                                             --------             --------

Cash flow from financing activities:
    Payment on capital lease and loan obligations                                (487)                (337)
    Repurchase of common stock from stockholder                                    --                 (115)
    Proceeds from issuance of common stock, net of issuance costs                 481                   22
                                                                             --------             --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (6)                (430)
                                                                             --------             --------
Net increase (decrease) in cash and cash equivalents                           11,759               (5,146)

Cash and cash equivalents at beginning of period                               13,675               21,555
                                                                             --------             --------
Cash and cash equivalents at end of period                                   $ 25,434             $ 16,409
                                                                             ========             ========



     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 (Unaudited)



1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. The result of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2. Notes Receivable from Stockholders

        In December 1996, a former officer of the Company purchased 161,280 shares of common stock at $4.17 per share for a total purchase price of approximately $0.7 million. Simultaneously with the purchase of such stock, the officer borrowed from the Company approximately $0.7 million as evidenced by a promissory note that bore interest at 3% per annum, matured in December 2001, and was secured by and with recourse only to the 161,280 shares. In March 1997, the Company sold an additional 179,712 shares of common stock for $6.51 per share to this officer in exchange for a second promissory note with terms similar to the one previously described. In January 2000, this former officer repaid these two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $2,003,624. The notes were repaid by surrendering to the Company approximately 56,000 shares of common stock.

        Also in December 1996, another officer of the Company exercised options to purchase 48,000 shares of common stock at an exercise price of $1.56 per share and exercised warrants to purchase 144,000 shares of common stock at $2.90 per share. Simultaneously with the exercises, the officer borrowed from the Company approximately $0.5 million, as evidenced by a promissory note that bore interest at 3% per annum, matured in December 2001, and was secured by and with recourse only to 118,080 shares. In March 1997, the Company sold a total of 179,712 shares of common stock for $6.51 per share to this officer of the Company in exchange for a second promissory note with terms similar to those described above. In February 2000, this officer and director repaid these two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $1,811,208. The notes were repaid by surrendering to the Company approximately 15,000 shares of common stock.

3. Comprehensive Loss

        During the three months ended March 31, 2000 and 1999, the Company's comprehensive loss amounted to approximately $6.3 and $4.6 million, respectively.

4. Subsequent Events

        In May 2000, the Company and Kirin Brewery Co. Ltd. of Japan expanded the scope of co-development under their collaboration agreement and extended the term of their agreement to November 30, 2000.

        In May 2000, Chiron Corporation elected to extend the term of its agreement with the Company for an additional two-year period, as provided under the agreement. The Company's collaboration with Chiron now extends until the end of May 2002, and requires Chiron to make minimum annual payments of $1.0 million. Chiron has the right to extend the agreement for one additional two-year period.

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

        -       our ability to obtain additional collaborative arrangements;

        - the nature, size, timing or termination of our collaborative arrangements;

        - the costs involved in preparing, filing, prosecuting, maintaining and enforcing our patent claims;

        - our competitors may have or obtain patent rights that are superior to ours;

        - our ability to find suitable space for expansion of our operations;

        -       changes in government regulation; and

        -       our competitors' release of successful products into the market.

RESULTS OF OPERATIONS

Contract Revenues

        Comparison of Three Months Ended March 31, 2000 and 1999.

        Revenues for the first quarter of 2000 were $1.8 million, compared to revenues of $2.8 million recorded for the same period in 1999. The prior year's quarter included revenue recognition for research discovery work of $1.2 million under our collaboration with the pharmaceutical division of Kirin Brewery Co., Ltd. During the first quarter of 2000, we also received $7.0 million in cash from American Cyanamid which was recorded as deferred revenue.

        Our contract revenues earned during the first quarter of 2000 included $1.4 million related to Chiron, $0.3 million related to American Cyanamid, and $0.1 million related to PE Corporation. As of March 31, 2000, $1.1 million remained to be recognized over the remaining term of the Chiron agreement that ends at the end of May 2000. Under the agreement, Chiron has the right to extend the agreement for up to two additional periods of two years each. In May 2000, Chiron exercised its right to extend the agreement for an additional two-year period.

        We received payments of $5.0 million in December 1999 and $7.0 million during the first quarter of 2000 from American Cyanamid, $2.2 million of which has been applied against certain capitalized cost, $0.3 million of which was recognized as revenue in the first quarter of 2000 and the remainder of which has been classified as deferred revenue. Subject to compliance with the terms of our collaboration agreement with American Cyanamid, we expect to recognize a significant portion of the deferred revenue during 2000 as we perform work under the agreement.

        Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues and operating results.

Operating Expenses

        Comparison of the Three Months Ended March 31, 2000 and 1999.

        Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $0.6 million to $8.4 million for the first quarter of 2000 compared to $7.8 million for the first quarter of 1999.

        For the first quarter of 2000, our research and development expenses increased by $0.2 million to $5.8 million compared to $5.6 million for the first quarter of 1999. Our higher research and development expenses reflect primarily higher staffing and outside services expenses related to our collaborations, partially offset by lower material consumption costs.

        For the first quarter of 2000, our general and administrative expenses increased by $0.4 million to $2.6 million compared to $2.2 million in the first quarter of 1999. The increase in general and administrative expenses during the first quarter of 2000 resulted primarily from higher legal expenses, salary expenses and rent expense.

        We expect operating expenses during the remainder of 2000 to increase as we plan to significantly expand:

        - research and development of our biopharmaceutical product candidates;

        -       complete gene sequencing programs;

        -       development and production of our HyChip biochip; and

        - efforts related to prosecuting and enforcing our intellectual property rights, including increasing expenses as our patent litigation with Affymetrix proceeds to trial.

        The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, we may be required to delay or eliminate one or more of our research or development programs. Any such action could significantly harm our business, financial condition.


Interest Income and Expense

        Comparison of the Three Months Ended March 31, 2000 and 1999.

        Our interest income decreased by $0.1 million to $0.5 million for the first quarter of 2000 compared to $0.6 million for the first quarter of 1999. This decrease resulted from lower cash and investment balances held by us. Our interest expense increased slightly as a result of higher average loan balances outstanding under our loan agreements.


Net Loss

        Since our inception, we have incurred operating losses, and as of March 31, 2000, we had an accumulated deficit of $56.0 million. During the first quarter of 2000, we incurred a net loss of $6.3 million as compared to a $4.6 million net loss in the first quarter of 1999 as the Company continues to develop its gene discoveries for biopharmaceutical product candidates. We expect to continue to incur significant operating losses, which may increase substantially as we expand research and development of our biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.


LIQUIDITY AND CAPITAL RESOURCES.

Cash, Cash Equivalents, Short-Term Investments, and Cash on Deposit

        As of March 31, 2000, we had $32.0 million in cash and short-term investments, including $29.9 million in cash, cash equivalents and short-term investments and $2.1 million in a restricted cash on deposit account. These amounts reflect a net decrease of

$0.7 million from the $32.7 million in cash, cash equivalents, short-term investments and restricted cash on deposit account we had as of December 31, 1999.

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


SOURCES AND USES OF CASH

Cash Provided by (Used in) Operating Activities

        Comparison of Three Months Ended March 31, 2000 and 1999.

        The amount of net cash provided by operating activities was $1.2 million during the first quarter of 2000 as compared to net cash used in operating activities of $6.9 million in the first quarter of 1999. The increase in cash provided by operating activities for the first quarter of 2000 compared to the same period in 1999 was due primarily to a $7.0 million cash payment received during the first quarter of 2000 under our collaboration agreement with American Cyanamid. During the first quarter of 1999 a significant increase in accounts receivable was the result of the Company's accelerated efforts in its Chiron collaboration.

Cash Provided by Investing Activities.

        Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

        Comparison of the Three Months Ended March 31, 2000 and 1999.

        Net cash provided by investing activities increased by $8.4 million to $10.6 million for the first quarter of 2000 compared to $2.2 million for the first quarter of 1999. The increase was primarily due to our net redemptions of short-term investments, which were higher in the first quarter of 2000 than in the first quarter of 1999. During the first quarter of 2000 all of our short-term investments were reinvested upon maturity into commercial paper with maturities of less than 90 days.

Cash Used in Financing Activities

        Comparison of the Three Months Ended March 31, 2000 and 1999.

        Net cash used in financing activities for the first quarter of 2000 was negligible compared to $0.4 million used in financing activities for the first quarter of 1999. In the current quarter, principal payments of capital leases and loan obligations were offset by employee stock option exercises.

        During the first quarter of 2000, we borrowed no additional amounts from an asset-backed financing commitment obtained in 1999. This commitment has been extended through June 30, 2000. We are currently evaluating our future needs for equipment financing and may seek to obtain additional equipment financing. There is no assurance that in the future we will be able to secure new equipment financing on favorable terms, if at all.

        We have financed our operations since inception through private and public sales of our stock, revenue from research and development collaborations, grants, asset-backed financings and investment income. We anticipate that existing capital resources, anticipated cash from existing collaborative partners and funds we receive under our capital financing commitment will be sufficient to support our biopharmaceutical research and development and other operations into 2001. Our estimate of the time period for which existing and anticipated cash funds will be adequate to fund our operations is a forward-looking estimate subject to risks and uncertainty. Actual results may differ substantially. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, but not limited to:


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

        - our need to develop, acquire or license new technologies or products; and

        -       other factors not within our control.


NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. In March 2000, the SEC issued SAB 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. As a result of this amendment, SAB 101 shall be effective for the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company adopted Staff Accounting Bulletin No. 101 as of December 31, 1999.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation". This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation is effective for July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

        The company does not expect a material impact from implementation of SAB No. 101 and FIN 44 on its financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

        There were no significant changes in the Company's market risk exposures through the first quarter 2000. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

        The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, the Company's patents covering sequencing-by-hybridization (SBH) technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing its patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued an order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. The Company and Affymetrix submitted their briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the Claims Construction Order. The Company and Affymetrix are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While the Company believes it has asserted valid claims and has meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that the Company will prevail in these actions.

        On August 18, 1998, Affymetrix filed suit against the Company in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company infringed two of Affymetrix' U.S. patents, No. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192). Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel is scheduled for July 10, 2000. The Company believes that Affymetrix' allegations are without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

        On October 26, 1999, the Company filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) ("Hyseq III"), alleging infringement by Affymetrix of the Company's recently-issued U.S. Patent No. 5,972,619 (the "'619 Patent"). Hyseq also alleges that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by Hyseq scientists and is claimed and covered by Hyseq's '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to Hyseq's '619 Patent. On December 9, 1999, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. Hyseq III is presently scheduled for a Case Management Conference on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27.0 Financial Data Schedule

(b)     Reports on Form 8-K


        DATE OF FILING                                   SUBJECT
        --------------                                   -------
        February 4, 2000           Form 8-K, Item 5, appointment of Dr. George B. Rathmann
                                   as Chairman of Hyseq, Inc.

        March 17, 2000             Form 8-KA, amending Form 8-K, Item 5 filed on December 14, 1999, collaboration agreement with American Cyanamid Company.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Hyseq, Inc. (Registrant)

                                        By: /s/ Mark E. Gitter
                                            ----------------------------------
                                            Mark E. Gitter
                                            Chief Financial Officer


Date: May 15, 2000

                                INDEX TO EXHIBITS



EXHIBIT
 NUMBER                        DESCRIPTION
 ------                        -----------
    27.0                  Financial Data Schedule