Form 10-Q
period 2000-06-30
HYSEQ INC
filed 2000-08-14
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes [X]   No [ ]

              COMMON STOCK OUTSTANDING ON JULY 31, 2000: 13,569,061

                                   HYSEQ, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
Part I    Financial Information
          Item 1. Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999.......................................  3
                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2000 and 1999...........  4
                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999.....................  5
                  Notes to Condensed Consolidated Financial Statements........  6
          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................   7
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk................................................  12
Part II   Other Information
          Item 1. Legal Proceedings..........................................  13
          Item 2. Change in Securities and Use of Proceeds...................  14
          Item 3. Defaults Upon Senior Securities............................  14
          Item 4. Submission of Matters to a Vote of Security Holders........  14
          Item 5. Other Information..........................................  15
          Item 6. Exhibits and Reports on Form 8-K...........................  15
Signature....................................................................  16

ITEM 1. FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                                --------     ------------
                                                               (UNAUDITED)
                                     ASSETS
Current Assets:
Cash and cash equivalents                                       $ 14,657       $ 13,675
Short-term investments                                             7,732         16,962
Accounts receivable                                                1,623          1,250
Other current assets                                                 631          1,111
                                                                --------       --------
    Total Current Assets                                          24,643         32,998
Cash on deposit                                                    2,106          2,106
Equipment, leasehold improvements and capitalized
  software, net                                                   11,000          8,427
Patents, licenses and other assets, net                              468          1,833
                                                                --------       --------
        Total Assets                                            $ 38,217       $ 45,364
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                $  2,712       $  1,473
Accrued professional fees                                            740          1,778
Other current liabilities                                            767            580
Deferred revenue                                                   7,480          5,000
Current portion of capital lease and loan obligations              2,474          2,090
                                                                --------       --------
    Total Current Liabilities                                     14,173         10,921
Non-current portion of capital lease and loan obligations          5,928          5,221
                                                                --------       --------
        Total Liabilities                                         20,101         16,142
                                                                --------       --------
Commitments and contingencies                                         --             --
Stockholders' Equity:
Preferred stock, par value $0.001; 8,000,000 shares
    authorized; none issued and outstanding as of
    June 30, 2000 and December 31, 1999                               --             --
Common stock, par value $0.001; 100,000,000 shares
    authorized; 13,565,351 and 13,083,242 issued and
    outstanding as of June 30, 2000 and December 31,
    1999, respectively                                                13             13
Additional Paid-in Capital                                        79,254         82,450
Notes receivable from stockholders                                    --         (3,503)
Deferred stock compensation                                          (23)           (37)
Accumulated other comprehensive loss                                 (17)           (32)
Accumulated deficit                                              (61,111)       (49,669)
                                                                --------       --------
    Total stockholders' equity                                    18,116         29,222
                                                                --------       --------
        Total liabilities and stockholders' equity              $ 38,217       $ 45,364
                                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                          ---------------------       ---------------------
                                            2000         1999           2000         1999
                                          --------     --------       --------     --------
Contract revenues                         $  3,574     $  1,043       $  5,379     $  3,795
                                          --------     --------       --------     --------
Operating expenses:
    Research and development                 6,425        4,152         12,213        9,754
    General and administrative               2,480        1,773          5,070        3,961
                                          --------     --------       --------     --------
        Total operating expenses             8,905        5,925         17,283       13,715
                                          --------     --------       --------     --------
        Loss from operations                (5,331)      (4,882)       (11,904)      (9,920)
                                          ========     ========       ========     ========
Interest income and other income               420          505            869        1,106
Interest expense                              (201)        (157)          (408)        (322)
                                          --------     --------       --------     --------
        Net loss                          $ (5,112)    $ (4,534)      $(11,443)    $ (9,136)
                                          ========     ========       ========     ========
Basic and diluted net loss per share      $  (0.38)    $  (0.35)      $  (0.86)    $  (0.70)
                                          ========     ========       ========     ========
Shares used in computing basic &
    diluted net loss per share              13,335       12,996         13,245       12,982
                                          ========     ========       ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                            2000           1999
                                                          --------       --------
NET CASH USED IN OPERATING ACTIVITIES                     $ (5,532)      $ (9,959)
                                                          --------       --------
Cash flow from investing activities:
    Purchases of property and equipment                     (4,438)        (2,172)
    Purchases of short-term investments                         --        (11,422)
    Maturities of short-term investments                     9,233         18,800
    Proceeds from sales of fixed assets                          9             --
                                                          --------       --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    4,804          5,206
                                                          --------       --------
Cash flow from financing activities:
    Proceeds from financing loan                             1,960          1,211
    Payments on capital lease and loan obligations            (870)          (671)
    Repurchases of common stock from stockholder                --           (115)
    Proceeds from issuance of common stock                     620             77
                                                          --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,710            502
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents           982         (4,251)
Cash and cash equivalents at beginning of period            13,675         21,555
                                                          --------       --------
Cash and cash equivalents at end of period                $ 14,657       $ 17,304
                                                          ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. The condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

2.   Notes Receivable from Stockholders

     In December 1996, a former officer of the Company purchased 161,280 shares of common stock at $4.17 per share for a total purchase price of approximately $0.7 million. Simultaneously with the purchase of such stock, the officer borrowed from the Company approximately $0.7 million as evidenced by a promissory note that bore interest at 3% per annum, matured in December 2001, and was secured by and with recourse only to the 161,280 shares. In March 1997, the Company sold an additional 179,712 shares of common stock for $6.51 per share to this officer in exchange for a second promissory note with terms similar to the one previously described. In January 2000, this former officer repaid these two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $2,003,624. The notes were repaid by surrendering to the Company approximately 56,000 shares of common stock that were cancelled.

     Also in December 1996, another officer of the Company exercised options to purchase 48,000 shares of common stock at an exercise price of $1.56 per share and exercised warrants to purchase 144,000 shares of common stock at $2.90 per share. Simultaneously with the exercises, the officer borrowed from the Company approximately $0.5 million, as evidenced by a promissory note that bore interest at 3% per annum, matured in December 2001, and was secured by and with recourse only to 118,080 shares. In March 1997, the Company sold a total of 179,712 shares of common stock for $6.51 per share to this officer of the Company in exchange for a second promissory note with terms similar to those described above. In February 2000, this officer and director repaid these two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $1,811,208. The notes were repaid by surrendering to the Company approximately 15,000 shares of common stock that were cancelled.

3.   Comprehensive Loss

     The Company's comprehensive loss for the three months ended June 30, 2000 is $5.1 million, compared with $4.5 million for the same period a year ago. The total comprehensive loss for the six months ended June 30, 2000 is $11.4 million, compared with $9.1 million for the same period a year ago.

4.   Subsequent Events

     On July 24, 2000 the Company entered into an agreement to lease approximately 59,000 square feet of primarily laboratory and office space in Sunnyvale, California. Future lease payments under this agreement total approximately $42.3 million over the eleven-year term which commences August 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect," "should," "may," "potential" and similar expressions. Such statements are based on our management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein. Actual results and performance could also differ materially from time to time from those projected in our filings with the Securities and Exchange Commission. The factors causing such differences may include, but are not limited to, the following:

     o the amount of research and development we engage in with respect to our biopharmaceutical product candidates;

     o the amount of research and development we engage in with respect to, and the level of production of, our HyChip biochip and other sequencing-by-hybridization (SBH) products;

     o our ability to obtain additional funding through placement of securities and collaborative arrangements;

     o the nature, size, timing or termination of our collaborative arrangements;

     o the costs involved in preparing, filing, prosecuting, maintaining and enforcing our patent claims;

     o our competitors may have or obtain patent rights that are superior to ours;

     o    changes in government regulation; and

     o    our competitors' release of successful products into the market.

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of Three and Six Months Ended June 30, 2000 and 1999.

     Contract revenues were $3.6 million and $5.4 million for the three and six months ended June 30, 2000, respectively, compared to $1.0 million and $3.8 million for the same periods in 1999. Our contract revenues earned during the three and six months ended June 30, 2000, respectively, included $2.3 million and $2.6 million related to our collaboration with American Cyanamid Company, $1.2 million and $2.5 million related to our collaboration with Chiron Corporation, which was extended for an additional two year period in May, 2000, and $0.1 million and $0.2 million related to PE Corporation. The increase in revenues from the three and six months ended June 30, 1999 to the three and six months ended June 30, 2000 resulted primarily from work performed under our collaboration with American Cyanamid. During the second quarter we recognized $2.4 million of previously deferred revenue and expect to recognize the remaining $7.5 million of deferred revenue during the second half of 2000.

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

Operating Expenses

     Comparison of the Three and Six Months Ended June 30, 2000 and 1999.

     Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $8.9 million and $17.3 million for the three and six months ended June 30, 2000, respectively, compared to $5.9 million and $13.7 million for the same periods in 1999.

     Our research and development expenses increased to $6.4 million and $12.2 million during the three and six months ended June 30, 2000, respectively, from $4.2 million and $9.8 million during the same periods of 1999. This increase was due primarily to the costs associated with the addition of scientific and bioinformatic personnel, higher outside contract services, increased supplies purchases related to our collaborations, and an increase in production throughput in the gene discovery and complete gene sequencing areas.

     Our general and administrative expenses increased to $2.5 million and $5.1 million during the three and six months ended June 30, 2000, respectively, from $1.8 million and $4.0 million during the same periods of 1999. This increase was due primarily to higher legal expenses, other outside services, and increased staffing and salary expenses.

     We expect operating expenses to increase during the remainder of 2000 as we plan to significantly expand:

     o    research and development of our biopharmaceutical product candidates;

     o    complete gene sequencing programs;

     o    leased facilities;

     o    development and production of our HyChip biochip; and

     o efforts related to expanding and enforcing our intellectual property rights, including expenses related to our patent litigation with Affymetrix.

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

Interest Income and Expense

     Comparison of the Three and Six Months Ended June 30, 2000 and 1999.

     Our net interest income decreased to $0.2 million and $0.5 million during the three and six months ended June 30, 2000, respectively from $0.3 million and $0.8 million for the same periods in 1999. The decrease in net interest income resulted from lower cash and investment balances held by the Company and higher interest expense from increased financing activities.

Net Loss

     Since our inception, we have incurred operating losses, and as of June 30, 2000, we had an accumulated deficit of $61.1 million. The Company incurred a net loss for the three and six months ended June 30, 2000 of $5.1 million and $11.4 million, respectively, compared to a net loss of $4.5 million and $9.1 million in the same periods of 1999. We expect to continue to incur significant operating losses, which may increase substantially as we expand research and development of our biopharmaceutical product candidates and other operations, and as we expand and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and Cash Equivalents, Short-Term Investments, and Cash on Deposit

     As of June 30, 2000, we had $24.5 million in cash and short-term investments, including $22.4 million in cash and cash equivalents and short-term investments, and $2.1 million in restricted cash on deposit account. These amounts reflect a net decrease of $8.2 million from the $32.7 million in cash and cash equivalents, short-term investments and restricted cash on deposit we had as of December 31, 1999.

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

     Subsequent to the end of the second quarter, the company entered into a new facilities lease to accommodate a planned expansion of its biopharmaceutical development efforts. In connection with the execution of this lease in July 2000, the Company paid $2.0 million in advance rent and a security deposit of $0.4 million. Total lease payments over the eleven-year term of lease are approximately $42.3 million.


SOURCES AND USES OF CASH

Cash Used in Operating Activities

     Comparison of the Six Months Ended June 30, 2000 and 1999.

     The amount of net cash used by operating activities decreased to $5.5 million during the six months ended June 30, 2000 from $10.0 million in the same period of 1999 due primarily to a $7.0 million cash payment received during the first six months of 2000 under our collaboration agreement with American Cyanamid, partially offset by recognition of previous deferred revenue related to American Cyanamid and an increase in accounts receivable from Chiron Corporation.

Cash Provided by Investing Activities.

     Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

     Comparison of the Six Months Ended June 30, 2000 and 1999.

     Net cash provided by investing activities decreased to $4.8 million during the six months ended June 30, 2000 from $5.2 million in the same period of 1999. The decrease was primarily due to our higher net redemptions of short-term investments, partially offset by increased purchases of equipment. During the first six months of 2000 all of our short-term investments were reinvested upon maturity into commercial paper with maturities of less than 90 days.

Cash Provided by Financing Activities

     Comparison of the Six Months Ended June 30, 2000 and 1999.

     Net cash provided by financing activities increased to $1.7 million during the six months ended June 30, 2000 from $0.5 million in the same period of 1999. The increase was primarily due to higher proceeds from an asset-backed financing loan draws during 2000 and higher proceeds from employee stock option exercises.

     During the first six months of 2000, we utilized the balance of a $5.0 million asset-backed financing commitment obtained in 1999. We are currently evaluating our future needs for equipment financing and may seek to obtain additional equipment financing. There is no assurance that in the future we will be able to secure new equipment financing on favorable terms, if at all.

    We have financed our operations since inception through private and public sales of our stock, revenue from research and development collaborations, grants, and asset-backed financings and investment income. We anticipate that existing capital resources and anticipated cash from existing collaborative partners will be sufficient to support our biopharmaceutical research and development and other operations including Hychip development and production into 2001. Our estimate of the time period for which existing and anticipated cash funds will be adequate to fund our operations is a forward-looking estimate subject to risks and uncertainty. Actual results may differ substantially. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, but not limited to:

     o continued scientific progress in our research and development programs;

     o    our ability to attract additional financing on favorable terms;

     o the magnitude and scope of our research and development programs, including our development of biopharmaceutical product candidates, our complete gene sequencing programs, and our HyChip biochip, and other SBH products;

     o our ability to maintain existing and establish additional collaborative and licensing arrangements, and the financial commitments involved in such collaborative and licensing arrangements;

     o the cost of prosecution and enforcement of our intellectual property rights;

     o expansion of our facilities to support research and development of our biopharmaceutical candidates;

     o    progress with preclinical studies and clinical trials;

     o    the time and cost involved in obtaining regulatory approvals;

     o    competing technological and market developments;

     o    our need to develop, acquire or license new technologies or products;
          and

     o    other factors not within our control.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and 138, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of SFAS 133, as amended, will not have a material effect on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. The Company adopted SAB 101 as of December 31, 1999.

     Implementation of SAB 101 will not have a material effect on the Company's results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") of Accounting Principals Board No. 25 ("APB 25"), which clarifies the application of APB 25 as it relates to (i) the definition of employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective on July 1, 2000. Implementation of FIN 44 will not have a material effect on the Company's results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

     There were no significant changes in the Company's market risk exposures through the second quarter 2000. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, the Company's patents covering sequencing-by-hybridization (SBH) technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing its patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued a Claims Construction Order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. The Company and Affymetrix submitted their briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the Claims Construction Order. On July 27, 2000, the Court issued a modified Claims Construction Order. The Company and Affymetrix are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While the Company believes it has asserted valid claims and has meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that the Company will prevail in these actions.

     On August 18, 1998, Affymetrix filed suit against the Company in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company infringed two of Affymetrix' U.S. patents, No. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192).
Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel was held on July 10, 2000, and a claims construction hearing set for November 29, 2000. The Company believes that Affymetrix' allegations are without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

     On October 26, 1999, the Company filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) ("Hyseq III"), alleging infringement by Affymetrix of the Company's recently-issued U.S. Patent No. 5,972,619 (the "'619 Patent"). Hyseq also alleges that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by Hyseq scientists and is claimed and covered by Hyseq's '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to Hyseq's '619 Patent. On December 9, 1999, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. A Case Management Conference was held on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc., and a claims construction hearing set for November 29, 2000.

     The Company has incurred substantial costs and expended substantial personnel time in asserting the Company's patent rights and defending its technology against Affymetrix and may continue to incur such costs in asserting its patent rights and defending its technology against Affymetrix or others. There can be no assurance that the Company will be successful in these efforts. Failure to successfully enforce its patent rights or the loss of these patent rights covering SBH technology could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 23, 2000. At that meeting, a quorum was present and four proposals were voted upon.

     1. The following persons were nominees for election as Class I Directors, each to hold office for a term as outlined in the proxy statement or until his successor is duly elected and qualified, and at the Annual Meeting of Stockholders on May 23, 2000, each such Director received the number of votes set opposite his respective name and was elected as Class I Directors for the term set forth in the proxy statement:

    NOMINEE                  FOR                AGAINST             WITHHELD
    -------                  ---                -------             --------
Robert D. Weist           9,707,353                0                  946,691
Lewis S. Gruber           9,423,532                0                1,230,512


     2. The proposal to amend our Amended and Restated Articles of Incorporation, as amended; to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 was approved at the Annual Meeting of Stockholders on May 23, 2000 by the following votes:


                        VOTES
                        -----
     For              9,574,604
     Against          1,062,123
     Abstain             17,317


     3. The proposal to amend our Non-Employee Director Stock Option Plan was approved at the Annual Meeting Stockholders on May 23, 2000 by the following votes:


                        VOTES
                        -----
     For             10,375,009
     Against            247,670
     Abstain             31,365


     4. The proposal to amend our Employee Stock Purchase Plan that increased the maximum number of shares of common stock available for purchase under the Plan from 50,000 to 250,000 was approved at the Annual Meeting of Stockholders on May 23, 2000 by the following vote:


                        VOTES
                        -----
     For             10,509,474
     Against            121,560
     Abstain             23,010

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

     Exhibit 10.5   Amendment No. 3 to Hyseq, Inc. Non-Employee Director Stock
                    Option Plan

     Exhibit 27.0   Financial Data Schedule

     (b)  Reports on Form 8-K


DATE OF FILING                               SUBJECT
--------------                               -------
April 14, 2000       Form 8-K, Item 4, Change of Hyseq's certifying accountant,
                     Ernst & Young LLP.
April 20, 2000       Form 8-K/A, amending Form 8-K, Item 4 filed on April 14,
                     2000. Change of Hyseq's certifying accountant, Ernst &
                     Young LLP.
April 24, 2000       Form 8-K, Item 4, Engagement of Hyseq's new certifying
                     accountant, KPMG LLP.
May 24, 2000         Form 8-K/A2, amending Form 8-K, Item 4 filed on April 14,
                     2000, Change of Hyseq's certifying accountant, Ernst &
                     Young LLP.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hyseq, Inc. (Registrant)

                                        By: /s/ MARK E. GITTER
                                           --------------------------
                                           Mark E. Gitter
                                           Chief Financial Officer

Date: August 14, 2000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
     Exhibit 10.5   Amendment No. 3 to Hyseq, Inc. Non-Employee Director Stock
                    Option Plan

     Exhibit 27.0   Financial Data Schedule