Form 10-Q
period 2000-09-30
HYSEQ INC
filed 2000-11-13
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                     670 ALMANOR AVENUE, SUNNYVALE, CA 94085
          (Address of principal executive offices, including zip code)

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

Yes [X] No [ ]

            COMMON STOCK OUTSTANDING ON OCTOBER 31, 2000: 13,682,704

                                   HYSEQ, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                                                                               PAGE
                                                                                                                               ----
Part I  Financial Information
        Item 1.  Financial Statements (unaudited)
                 Condensed Consolidated Balance Sheets as of  September 30, 2000 and December 31, 1999......................      3
                 Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000
                 and 1999...................................................................................................      4
                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999......      5
                 Notes to Condensed Consolidated Financial Statements.......................................................      6
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......................      7
         Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................................     10
Part II Other Information
        Item 1.  Legal Proceedings..........................................................................................     11
        Item 2.  Change in Securities and Use of Proceeds...................................................................     12
        Item 3.  Defaults Upon Senior Securities............................................................................     12
        Item 4.  Submission of Matters to a Vote of Security Holders........................................................     12
        Item 5.  Other Information..........................................................................................     12
        Item 6.  Exhibits and Reports on Form 8-K...........................................................................     12
Signature...................................................................................................................     13
Exhibit Index...............................................................................................................     14

ITEM 1. FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                              2000                1999
                                                                                         -------------       -------------
                                                                                          (UNAUDITED)
                                                              ASSETS
          Current Assets:
          Cash and cash equivalents                                                      $      11,843       $      13,675
          Short-term investments                                                                 1,470              16,962
          Accounts receivable                                                                      115               1,250
          Other current assets                                                                   2,533               1,111
                                                                                         -------------       -------------
              Total Current Assets                                                              15,961              32,998
          Cash on deposit                                                                        2,106               2,106
          Equipment, leasehold improvements and capitalized
            software, net                                                                       12,058               8,427
          Patents, licenses and other assets, net                                                1,102               1,833
                                                                                         -------------       -------------
                  Total Assets                                                           $      31,227       $      45,364
                                                                                         =============       =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
          Current Liabilities:
          Accounts payable                                                               $       2,480       $       1,473
          Accrued professional fees                                                                987               1,778
          Other current liabilities                                                                966                 580
          Deferred revenue                                                                       4,409               5,000
          Current portion of capital lease and loan obligations                                  2,454               2,090
                                                                                         -------------       -------------
              Total Current Liabilities                                                         11,296              10,921
          Non-current portion of capital lease and loan obligations                              5,333               5,221
                                                                                         -------------       -------------
                  Total Liabilities                                                             16,629              16,142
                                                                                         -------------       -------------
          Commitments and contingencies                                                             --                  --
          Stockholders' Equity:
          Preferred stock, par value $0.001; 8,000,000 shares
              authorized; none issued and outstanding at
              September 30, 2000 and December 31, 1999                                              --                  --
          Common stock, par value $0.001; 100,000,000 shares
              authorized; 13,681,355 and 13,083,242 issued and
              outstanding at September 30, 2000 and December 31,
              1999, respectively                                                                    14                  13
          Additional paid-in capital                                                            79,837              82,450
          Notes receivable from stockholders                                                        --              (3,503)
          Deferred stock compensation                                                              (16)                (37)
          Accumulated other comprehensive loss                                                     (10)                (32)
          Accumulated deficit                                                                  (65,227)            (49,669)
                                                                                         -------------       -------------
              Total stockholders' equity                                                        14,598              29,222
                                                                                         -------------       -------------
                  Total liabilities and stockholders' equity                             $      31,227       $      45,364
                                                                                         =============       =============


     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                          ---------------------------       ---------------------------
                                              2000             1999             2000             1999
                                          ----------       ----------       ----------       ----------
Contract revenues                         $    5,936       $    1,490       $   11,315       $    5,285
                                          ----------       ----------       ----------       ----------
Operating expenses:
    Research and development                   7,910            4,389           20,122           14,143
    General and administrative                 2,225            1,757            7,296            5,718
                                          ----------       ----------       ----------       ----------
        Total operating expenses              10,135            6,146           27,418           19,861
                                          ----------       ----------       ----------       ----------
        Loss from operations                  (4,199)          (4,656)         (16,103)         (14,576)
                                          ==========       ==========       ==========       ==========
Interest and other income                        312              497            1,181            1,603
Interest expense                                (229)            (173)            (636)            (495)
                                          ----------       ----------       ----------       ----------
        Net loss                          $   (4,116)      $   (4,332)      $  (15,558)      $  (13,468)
                                          ==========       ==========       ==========       ==========
Basic and diluted net loss per share      $    (0.30)      $    (0.33)      $    (1.16)      $    (1.04)
                                          ==========       ==========       ==========       ==========
Shares used in computing basic and
    diluted net loss per share                13,616           13,016           13,369           12,993
                                          ==========       ==========       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                            2000               1999
                                                        ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                   $    (12,634)      $    (13,849)
                                                        ------------       ------------
Cash flow from investing activities:
    Purchases of property and equipment                       (6,400)            (3,967)
    Purchases of short-term investments                           --            (11,421)
    Maturities of short-term investments                      15,514             22,800
    Proceeds from sales of fixed assets                            9                 --
                                                        ------------       ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      9,123              7,412
                                                        ------------       ------------
Cash flow from financing activities:
    Proceeds from financing loan                                2073              2,317
    Payments on capital lease and loan obligations            (1,597)            (1,069)
    Repurchases of common stock from stockholder                  --               (115)
    Proceeds from issuance of common stock                     1,203                118
                                                        ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,679              1,251
                                                        ------------       ------------
Net decrease in cash and cash equivalents                     (1,832)            (5,186)
Cash and cash equivalents at beginning of period              13,675             21,555
                                                        ------------       ------------
Cash and cash equivalents at end of period              $     11,843       $     16,369
                                                        ============       ============


     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999, and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which Hyseq, Inc. (the Company) considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. The condensed consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The results of operations for the interim periods shown herein are not necessarily indicative of operating results expected for the entire year.

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

    Also in December 1996, another officer, who is also a director, of the Company exercised options to purchase 48,000 shares of common stock at an exercise price of $1.56 per share and exercised warrants to purchase 144,000 shares of common stock at $2.90 per share. Simultaneously with the exercises, the officer borrowed from the Company approximately $0.5 million, as evidenced by a promissory note that bore interest at 3% per annum, matured in December 2001, and was secured by and with recourse only to 118,080 shares. In March 1997, the Company sold a total of 179,712 shares of common stock for $6.51 per share to this officer of the Company in exchange for a second promissory note with terms similar to those described above. In February 2000, this officer and director repaid these two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $1,811,208. The notes were repaid by surrendering to the Company approximately 15,000 shares of common stock that were cancelled.

3.  Comprehensive Loss

    The Company's comprehensive loss for the three months ended September 30, 2000 is $4.1 million, compared with $4.3 million for the same period a year ago. The total comprehensive loss for the nine months ended September 30, 2000 is $15.6 million, compared with $13.5 million for the same period a year ago. Total comprehensive loss includes net loss and unrealized gains and losses on marketable securities.

4.  Subsequent Events

    Subsequent to the end of the third quarter 2000, we received a commitment from our Chairman and Chief Executive Officer to provide a line of credit of up to $20.0 million in aggregate principal amount, available for draw down through November 29, 2002. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. Any notes issued pursuant to such line of credit may be converted at our option into shares of our common stock at fair market value on the day the Company elects such conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect," "should," "may," "potential" and similar expressions. Such statements are based on our management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein. Actual results and performance could also differ materially from time to time from those projected in our filings with the Securities and Exchange Commission. The factors causing such differences may include, but are not limited to, the following:

    - the amount of research and development we engage in for identifying new biopharmaceutical product candidates and for conducting research and preclining studies on candidates in our pipeline;

    - the amount of research and development we engage in with respect to, and the level of production of, our HyChip biochip and other sequencing-by-hybridization (SBH) products;

    - our ability to obtain additional funding through placement of securities and collaborative arrangements;

    - changes in the status of our collaborative arrangements such as extension or termination of agreements, changes in the scope of a collaboration or failure to meet milestones or delivery requirements;

    - the costs involved in expanding and enforcing our intellectual property rights, including our patent litigation with Affymetrix;

    - our competitors may have, or may obtain, patent rights that are superior to our patent rights, including those that cover our biopharmaceutical products candidates; and

    -   changes in government regulation.


RESULTS OF OPERATIONS

Contract Revenues

    Comparison of the Three and Nine months Ended September 30, 2000 and 1999.

    Contract revenues were $5.9 million and $11.3 million for the three and nine months ended September 30, 2000, compared to $1.5 million and $5.3 million for the same periods in 1999. Our contract revenues earned during the three and nine months ended September 30, 2000, included $5.2 million and $7.8 million related to our collaboration with BASF Aktiengesellschaft (which acquired American Cyanamid Company), $0.5 million and $3.0 million related to our collaboration with Chiron Corporation which was extended for an additional two year period in May 2000, $0.1 million and $0.3 million related to PE Corporation, and $0.1 million and $0.2 million related to Kirin Brewery Co., Ltd. Revenues during the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 increased primarily as a result of work performed under our collaboration with BASF. During the third quarter of 2000 we reached the maximum required processing rate under our contract with BASF, which we expect to maintain through the term of the contract.

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

Operating Expenses

    Comparison of the Three and Nine months Ended September 30, 2000 and 1999.

    Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $10.1 million and $27.4 million for the three and nine months ended September 30, 2000 compared to $6.1 million and $19.9 million for the same periods in 1999.

    Our research and development expenses increased to $7.9 million and $20.1 million during the three and nine months ended September 30, 2000, respectively, from $4.4 million and $14.1 million during the same periods of 1999. This increase in our research and development expenses was primarily attributable to the costs associated with the addition of scientific and bioinformatic personnel, higher outside contract services, increased supplies purchases related to our collaborations, an increase in production throughput in our gene discovery and complete gene sequencing programs, and an addition of new leased space for laboratory and office expansion during the third quarter which is expected to be occupied during 2001.

    Our general and administrative expenses increased to $2.2 million and $7.3 million during the three and nine months ended September 30, 2000, from $1.8 million and $5.7 million during the same periods of 1999. This increase was due primarily to higher legal expenses, other outside services, and increased staffing and salary expenses.

    We expect operating expenses to increase during the remainder of 2000 as we plan to continue:

    -   research and development of our biopharmaceutical product candidates;

    -   complete gene sequencing programs;

    -   build-out of our leased facilities;

    -   development and production of our HyChip biochip; and

    - efforts related to expanding and enforcing our intellectual property rights, including expenses related to our patent litigation with Affymetrix.

    The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, this could significantly harm our business, financial condition and results of operations, and may require us to delay or eliminate one or more of our research or development programs.

Interest Income and Expense

    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999.

    Our net interest income decreased to $0.1 million and $0.5 million during the three and nine months ended September 30, 2000, from $0.3 million and $1.1 million for the same periods in 1999. The decrease in net interest income resulted from our lower cash and investment balances and higher interest expense from increased financing activities.

Net Loss

    Since our inception, we have incurred operating losses, and as of September 30, 2000, we had an accumulated deficit of $65.2 million. We incurred a net loss of $4.1 million and $15.6 million for the three and nine months ended September 30, 2000, compared to a net loss of $4.3 million and $13.5 million in the same periods of 1999. We expect to continue to incur significant operating losses, which may increase substantially as we expand research and development of our biopharmaceutical product candidates and other operations, and as we continue to expand and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents, Short-Term Investments, and Cash on Deposit

    As of September 30, 2000, we had $13.3 million in cash and cash equivalents and short-term investments. These amounts reflect a net decrease of $17.3 million from the $30.6 million in cash and cash equivalents and short-term investments we had as of December 31, 1999.

    All of our investments in marketable securities are considered available-for-sale and as such are classified as short-term investments. We currently hold our cash equivalents and investments in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities. We make our investments in accordance with our investment policy, the primary objectives of which are liquidity, safety of principal and diversity of investments.

    In addition, we have $2.1 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with a facility lease. Provided that no event of default under the lease occurs, the letter of credit and the cash collateralizing it will be reduced by $0.5 million per year commencing in 2001. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

    At the end of the second quarter, we entered into a new facilities lease to accommodate a planned expansion of our biopharmaceutical development efforts. In connection with the execution of this lease, we paid $2.0 million in advance rent and a security deposit of $0.4 million. The advance rent and security deposit are accounted for as a prepaid asset and as other assets, respectively. Lease payments over the eleven-year term of lease total approximately $42.0 million.

Cash Used in Operating Activities

    The amount of net cash used by operating activities decreased to $12.6 million during the nine months ended September 30, 2000 from $13.8 million in the same period of 1999 due primarily to a $7.0 million cash payment we received during the first nine months of 2000 under our collaboration agreement with BASF. We recorded a decrease in accounts receivable, partially offset by recognition of previous deferred revenue related to our collaboration with BASF.

Cash Provided by Investing Activities

    Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

    Net cash provided by investing activities decreased to $4.7 million during the nine months ended September 30, 2000 from $7.4 million in the same period of 1999. The decrease was primarily due to our higher net redemptions of short-term investments, partially offset by increased purchases of capital equipment. During the first nine months of 2000 all of our short-term investments were reinvested upon maturity into commercial paper with maturities of less than 90 days.

Cash Provided by Financing Activities

    Net cash provided by financing activities increased to $1.7 million during the nine months ended September 30, 2000 from $1.3 million in the same period of 1999. The increase was primarily due to higher proceeds from employee stock option exercises.

    During the first nine months of 2000, we utilized the balance of a $5.0 million asset-backed financing commitment obtained in 1999. We are currently evaluating our future needs for equipment financing and may seek to obtain additional equipment financing. There is no assurance that in the future we will be able to secure new equipment financing on favorable terms, if at all.

    We have financed our operations since inception through private and public sales of our stock, revenue from research and development collaborations, grants, asset-backed financings and investment income. Subsequent to the end of the third quarter 2000, we received a commitment from our Chairman and Chief Executive Officer to provide a line of credit of up to $20.0 million in aggregate principal amount, available for draw down through November 29, 2002. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. Any notes issued pursuant to such line of credit may be converted at our option into shares of our common stock at fair market value on the day we elect such conversion. We anticipate that existing capital resources and anticipated cash from existing collaborative partners will be sufficient to support our biopharmaceutical research and development and other operations including HyChip biochip development and production into 2001. Our estimate of the time period for which existing and anticipated cash funds will be adequate to fund our operations is a forward-looking estimate subject to risks and uncertainty. Actual results may differ substantially. If we do not obtain adequate financing or revenue in a timely manner, this could significantly harm our business, financial condition and results of operations, and may require us to delay or eliminate one or more of our research or development programs. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, but not limited to:

    -   continued scientific progress in our research and development programs;

    -   our ability to attract additional financing on favorable terms;

    - the magnitude and scope of our research and development programs, including our development of biopharmaceutical product candidates, our complete gene sequencing programs, and our HyChip biochip and other SBH products;

    - our ability to maintain existing and establish additional collaborative and licensing arrangements, and the financial commitments involved in such collaborative and licensing arrangements;

    - the cost of expanding and enforcing our intellectual property rights, including our patent litigation with Affymetrix;

    - expansion of our facilities to support research and development of our biopharmaceutical product candidates;

    - progress with research and preclinical studies on our biopharmaceutical product candidates;

    -   the time and cost involved in obtaining regulatory approvals;

    -   competing technological and market developments;

    -   our need to develop, acquire or license new technologies or products;
        and

    -   other factors not within our control.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and 138, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Implementation of SFAS 133, as amended, will not have a material effect on the Company's results of operations or financial position as the Company holds no derivative instruments.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin provides specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. We adopted SAB 101 as of December 31, 1999. Implementation of SAB 101 did not have a material effect on our results of operations or financial position.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") of Accounting Principals Board No. 25 ("APB 25"), which clarifies the application of APB 25 as it relates to (i) the definition of employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective on July 1, 2000. Implementation of FIN 44 did not have a material effect on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

    There were no significant changes in our market risk exposures through the third quarter 2000. For further discussion of our market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 3, 1997, we sued Affymetrix, Inc. in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of our U.S. Patent Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW (PVT)) ("Hyseq I"). On May 5, 1997, we filed an Amended Complaint. On December 9, 1997, we filed a second lawsuit against Affymetrix alleging infringement by Affymetrix of our U.S. Patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97 4469 THE) ("Hyseq II"). On April 22, 1998 the two cases were consolidated before Judge Ronald M. Whyte.

    The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, our patents covering sequencing-by-hybridization (SBH) technology. Through the lawsuit, we seek both to enjoin Affymetrix from infringing our patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against us. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, we filed a reply to the counterclaim in which we denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by us on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued a Claims Construction Order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. Affymetrix and we submitted our briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the Claims Construction Order. On July 27, 2000, the Court issued a modified Claims Construction Order. Affymetrix and we are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While we believe we have asserted valid claims and have meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that we will prevail in these actions.

    On August 18, 1998, Affymetrix filed suit against us in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that we infringed two of Affymetrix's U.S. patents, No. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192). Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel was held on July 10, 2000, and a claim construction hearing is set for November 29 and 30, 2000. We believe that Affymetrix's allegations are without merit and we intend to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

    On October 26, 1999, we filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) ("Hyseq III"), alleging infringement by Affymetrix of our recently-issued U.S. Patent No. 5,972,619 (the "'619 Patent"). We also allege that Affymetrix's U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by our scientists and is claimed and covered by our '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to us '619 Patent. On December 9, 1999, we filed a reply to the counterclaim in which we denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. A Case Management Conference was held on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc. On September 6, 2000, we filed a motion seeking the Court's permission to supplement our complaint in Hyseq III to add a claim for infringement by Affymetrix of our U.S. Patent No. 6,018,041 (the "`041 patent"), which issued to us on January 25, 2000. On November 2, 2000, Judge Fogel granted our motion. On October 12, 2000, Affymetrix filed an Ex Parte application before Judges Fogel and Whyte requesting reassignment of our infringement claims under the `619 patent from Judge Fogel to Judge Whyte. On November 2, 2000, Judges Fogel and Whyte reassigned our infringement claims against Affymetrix under the `619 patent (as well as our infringement claims against Affymetrix under the `041 patent) to Judge Whyte, and ordered that the claim construction of the `619 patent claims would proceed before Judge Whyte.

    We have incurred substantial costs and expended substantial personnel time in asserting our patent rights and defending our technology against Affymetrix and may continue to incur such costs in asserting our patent rights and defending our technology against Affymetrix or others. There can be no assurance that we will be successful in these efforts. Failure to successfully enforce our patent rights or the loss of these patent rights covering SBH technology could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 13.0            Annual Report
        Exhibit 27.0            Financial Data Schedule

    (b) Reports on Form 8-K

     None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hyseq, Inc. (Registrant)

                                        By:   /s/    MARK E. GITTER
                                           ------------------------------------
                                             Mark E. Gitter
                                             Chief Financial Officer (Duly
                                             Authorized Officer and Principal
                                             Financial Officer

Date: November 13, 2000

                                 EXHIBIT INDEX

        Exhibit
        Number                   Exhibit Title
        -------                  -------------
         13.0             Item 7A "Qualitative and Quantitative Disclosures
                          About Market Risk", incorporated by reference to
                          Registrant's Annual Report on Form 10-K
                          (Registration No. 000-22873) for the Year Ended
                          December 31, 1999

         27.0             Financial Data Schedule