Form 10-K
period 2000-12-31
HYSEQ INC
filed 2001-04-02
CIK 907654

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22873
                            ------------------------

                                  HYSEQ, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                       36-3855489
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      670 ALMANOR AVENUE, SUNNYVALE, CA                            94085
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 408-524-8100

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                              COMMON STOCK, $.001
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 1, 2001 was $142,940,000, based on the last sale price of the Common Stock as reported by the Nasdaq Stock Market.

     As of March 1, 2001, the Registrant had 13,757,882 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2001 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains historical information as well as forward-looking statements that involve risks and uncertainty. Our actual results could differ significantly from discussions and forward-looking statements in this document. Factors that could cause or contribute to such differences include but are not limited to those discussed in this section under the caption "Risk Factors," as well as those under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed elsewhere in this Annual Report on Form 10-K.

COMPANY OVERVIEW

     We are engaged in research and development of novel biopharmaceutical products from our collection of proprietary genes discovered using our high-throughput screening-by-hybridization platform . We believe our screening-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences. To date, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics and early stage research activities to prioritize our therapeutic protein candidates. As of March 1, 2001, we had filed patent applications on more than 5,600 full-length gene sequences. We are currently advancing two molecules, IL-1Hy1 with potential applications for inflammatory diseases and CD39L4 with potential applications for heart disease, into development in order to generate data required to file an Investigational New Drug (IND) application with the Food and Drug Administration (FDA). Meanwhile, we are expanding and accelerating our research activities to elucidate the role of other novel genes in our proprietary database. Our database includes genes which encode chemokines, growth factors, stem cell factors, interferons, integrins, hormones, receptors and other potential protein therapeutics or drug targets.

SCIENTIFIC AND INDUSTRY BACKGROUND

     Genes are the hereditary units that control the structure, health and function of all organisms. The study of genes and their functions has led to the development of products and services for diverse markets, ranging from health care to agriculture. Genomics, the study of all genetic information of organisms, is a growing field that is expected to lead to the development of additional gene-based therapeutics. The large market potential for the gene-based products has led to a worldwide effort to discover and sequence the human genome in searching for new drugs and treatments for unmet medical needs.

     The entire genetic content of each organism, known as its genome, is encoded in deoxyribonucleic acid (DNA). DNA, which is found in cells, is a molecule comprising two single strands entwined in the form of a double helix. Various combinations of four chemical building blocks or "bases" of DNA, adenine
(A), thymine (T), cytosine (C) and guanine (G), are linked together in series to form each DNA strand. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form base pairs: A pairs with T and G pairs with
C. In humans, there are approximately six billion base pairs organized into 23 pairs of DNA structures called chromosomes.

     Scientists believe that each gene has at least two basic regions, a structural region and a regulatory region. The structural region of a gene encodes the specific protein. The process by which the structural region of a gene directs the production of a protein is known as gene expression. In that process, the sequence of bases in a gene is copied into a related molecule called messenger ribonucleic acid (mRNA). The mRNA instructs the cell to combine amino acids together in a particular order to form a protein. The regulatory region of a gene is responsible for determining when, and how much of a resultant protein is produced in specific cells of the body.

     Because genes encode proteins, which govern functions of the human body, the sequences of genes and their levels of expression determine when, where and how well essential functions are performed. The addition, deletion or substitution of one or more bases in a gene, known as a mutation, can alter the resultant protein's structure and/or level of expression and result in a disease. Most diseases are believed to be polygenic, meaning that multiple genes interact to cause the disease. In developing a drug for a polygenic disease, the most effective target may be best selected when all genes which interact to cause or affect the disease are known.

STRATEGY

     Our goal is to build a fully-integrated biopharmaceutical company. Our execution strategy will involve a combination of carefully-staged internal infrastructure growth, strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies, and outsourcing, on a fee-for-service basis, to accelerate and expand our drug discovery and development efforts.

     The first part of our strategy involves internal infrastructure growth to expand our staff and bring additional expertise into the company. Our early efforts have been focused on gene discovery, which requires a research staff of molecular biologists and bioinformatics personnel. As we begin to characterize the genes in our database, we are expanding our research and development staff to include additional expertise in basic biology, physiology, cell biology and protein sciences. Further progress into development will require additional expertise in project management and product development including pharmacology, toxicology, assay development, formulation and process development, medical and regulatory affairs, quality control and quality assurance and an expanded capability in facilities and engineering. Expertise in these areas will be required to ensure that we meet FDA and foreign regulatory requirements for conducting clinical trials.

     Internal infrastructure growth will also involve building out additional research and development space. We have leased an additional 59,000 square feet of space in Sunnyvale, California. Our plan is to build out approximately 34,000 square feet of this space in the initial phase of our planned facilities expansion to support new research and development laboratories and offices. This laboratory space is expected to bolster our preclinical development capabilities, including preliminary preclinical safety and efficacy studies in rodents, functional cell biology assays, cell based functional screening efforts, protein production (in multiple systems), protein characterization and analytical assay development. This additional lab space, and related staffing, is expected to expand our ability to identify, clone and express, purify and characterize our preclinical candidates. To complete the initial phase of our build out as currently planned, we intend to seek necessary additional financing before the end of 2001. The remaining approximately 25,000 square feet of space, located in an adjacent building, may be used for further expansion of preclinical efforts or to build a pilot manufacturing plant capable of producing protein therapeutics according to current good manufacturing practices (cGMP) for testing in Phase I and Phase II clinical trials. Planning for the second phase of the build out is underway and will be dictated by our needs over the next year.

     The second part of our strategy involves strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies. We believe this approach will greatly enhance our chances to move a number of drug candidates into clinical trials over the next several years. As we have shifted our business focus from gene discovery to research and development of biopharmaceutical candidates, we did not enter into any additional gene discovery collaborations during 2000. We are now focusing instead on new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates. This focus also includes plans to collaborate with strategic partners with expertise to develop antibodies and small molecules from our proprietary targets.

     The third part of our strategy involves outsourcing, on a fee-for-service basis, to accelerate and expand our drug discovery and development efforts. Initially, we intend to use outsourcing while we expand our in-house capabilities, although we expect to continue to use outsourcing when there are opportunities to accelerate and expand our drug discovery and development efforts. We currently use contract research organizations and university collaborators to supplement our ability to conduct in vitro and in vivo testing of our therapeutic protein candidates. We also intend to use contract research organizations to conduct good laboratory practices (GLP) toxicology and other studies required for filing an IND, for the production of any cGMP drug and for conducting clinical trials on our lead therapeutic protein candidates.

RESEARCH AND DEVELOPMENT

     We have discovered a large collection of novel genes with our screening-by-hybridization platform. See "-- SBH Technology and Applications." Since 1997 we have used our screening-by-hybridization platform to discover genes expressed in a large number of tissue-specific complementary DNA (cDNA) libraries. Our bioinformatics group conducts high-throughput analysis using sequence analysis and protein structure modeling techniques to identify candidate genes for biological screening. In general, candidates are grouped into the broad categories of potential protein therapeutics and small molecule or antibody targets. We believe genes with sequence characteristics and motifs similar to those found in known secreted proteins are more likely to be useful as protein therapeutics and those with characteristics of membrane or intracellular proteins are more likely to serve as targets for antibodies and small molecules. Our focus has been on development of molecules that we believe will result in protein therapeutics. We plan to pursue targets for antibodies and small molecules through strategic relationships.

     The process of selecting and evaluating drug candidates involves a broad range of skills and a highly-trained scientific staff. Following initial candidate identification by our bioinformatics group, full-length genes are obtained, expressed, and screened for biological activity by our cloning and cell screening groups. Molecules showing biological activity, and molecules with sequence or structural homology to known proteins, are further evaluated by our functional genomics group. Our protein production and purification group is responsible for providing larger quantities of selected proteins for further in vitro and in vivo testing. These tests are conducted by our functional genomics group, working in conjunction with contract research organizations and university collaborators. Throughout this process, information is provided to our legal group to pursue patent protection for our candidates. To expand these efforts, we have leased additional space and planned the initial phase of building out additional laboratory space, including the establishment of our own animal facility, and staffing for a preclinical safety and efficacy group. To complete the initial phase of our build out as currently planned, we intend to seek additional financing before the end of 2001. Following initial safety and pharmacokinetic analysis, the preclinical safety and efficacy group will be responsible for working with contract research organizations to conduct GLP toxicology and other studies required for filing an IND. Until adequate staff and facilities are established in-house, we plan to use contract organizations for the production of cGMP drug and for conducting clinical trials on our lead therapeutic protein candidates.

     The chart below indicates the stage of development for product candidates in our discovery pipeline as of December 31, 2000, which have been publicly discussed.

CANDIDATE   POTENTIAL APPLICATIONS   DEVELOPMENT STAGE
- ---------   ----------------------   -----------------
IL-1Hy1     Inflammatory Diseases        Preclinical
CD39L4      Heart Disease                Preclinical
IL-1Hy2     Inflammatory Diseases        Research
CD39L2      Heart Disease                Research
BPIL-196    Infectious Diseases          Research
BPIL-232    Infectious Diseases          Research
BPIL-325    Infectious Diseases          Research
EGFL-6      Oncology                     Research

  IL-1Hy1: Product Candidate for Treating Inflammatory Disease

     The IL-1Hy1 protein may have therapeutic applications in the treatment of inflammatory disease. Our scientists have published results for IL-1Hy1 in Biochemical & Biophysical Research Communications. IL-1Hy1 was found to be expressed in the skin, spleen and other tissues consistent with its potential role as a mediator of inflammatory processes. In addition, our research demonstrated that IL-1Hy1 can be activated by signals that induce inflammation and immune responses. We are currently focusing research on the protein's ability to disrupt the process of inflammation in allergic diseases.

  CD39L4: Product Candidate for Preventing Blood Clotting

     We believe that our CD39L4 anti-clotting product candidate may help prevent or treat blood vessel blockage that can cause heart attacks and strokes. Our scientists have published results for CD39L4 in The Journal of Biological Chemistry. When blood vessels are damaged, a substance called adenosine diphosphate (ADP) is released at the site of injury to initiate blood clotting for repair. In cardiovascular disease, blood clotting can be excessive and result in blockage of blood flow. By decreasing the levels of ADP, abnormal clotting and blockage of blood flow may be reduced or prevented. CD39L4 breaks down ADP, as well as other nucleotide diphosphates, but does not significantly affect a related substance, adenosine triphosphate (ATP) that regulates other physiological processes. We believe this specificity, and the protein's solubility, makes CD39L4 a promising therapeutic candidate.

     None of our therapeutic protein product candidates has progressed beyond preclinical testing. Accordingly, the results of testing to date may not be indicative of results that will be obtained in further preclinical studies or in clinical trials. Human clinical results could be different from our expectations following our preclinical studies. Consequently, there is no assurance that the results in our preclinical testing are predictive of the results that we will see in our clinical trials with humans. As further results of tests are received, we may abandon or reduce our efforts regarding particular projects. Additionally, there can be no assurance that clinical trials as to any particular product candidate, if commenced, will be successful, that the proposed disease indication will prove true, or that any product can be successfully commercialized. See "Risk Factors -- Development of Our Products Will Take Years; Our Products Will Require Approval Before They Can Be Sold" and "Risk Factors -- The Success of Our Potential Products in Preclinical Studies Does Not Guarantee that these Results Will Be Replicated in Humans."

INTELLECTUAL PROPERTY

     We seek patent protection on isolated partial and full-length gene sequences, as well as their resultant proteins. As of March 1, 2001, we had filed patent applications on more than 5,600 full-length gene sequences and their corresponding proteins. We have also filed patent applications on more than 830,000 partial gene sequences. See "-- Patents and Trade Secrets" and "Risk Factors -- Dependence upon Proprietary Rights; Risks of Infringement."

     We hold ten United States patents with claims covering the methods, compositions, apparatus and applications relating to SBH technology. We have filed several additional patent applications covering improvements to and new applications of the SBH technology. We are currently in litigation with Affymetrix alleging infringement by Affymetrix of five of our SBH technology patents. Affymetrix has alleged infringement by us of three of their patents. See "Item 3. Legal Proceedings."

RESEARCH AND DEVELOPMENT COLLABORATIONS

     As we have shifted our business focus from gene discovery to research and development of biopharmaceutical candidates, we did not enter into any additional gene discovery collaborations during 2000. We are now focusing instead on strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies. Our current collaborations include gene discovery collaborations with BASF Plant Sciences GmbH (BASF), Chiron Corporation (Chiron) and Kirin Brewery Co, Ltd. of Japan (Kirin), and a collaboration with the University of California, San Francisco (UCSF) to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. We also have a collaboration with the Applied Biosystems Group of Applera Corporation (Applied Biosystems) to commercialize one application of our SBH technology.

  Chiron

     In May 1997, we entered into a collaboration with Chiron in which we used our screening-by-hybridization platform to target solid tumor cancer therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years ending in May 2000, and has been extended by Chiron for an additional two-year period ending in May 2002. At its option, Chiron may extend the collaboration for one more two-year period before the current extension ends in May 2002. Our gene sequencing obligations under the original term of the agreement are substantially completed. Chiron has the exclusive right to commercialize any solid tumor products resulting from the collaboration. We will receive royalties on any such products. In addition to research funding payments, in 1997 Chiron made an equity investment in us of $7.5 million in conjunction with the collaboration.

  Applied Biosystems

     In May 1997, we entered into an agreement with Applied Biosystems to commercialize HyChip products. Pursuant to this agreement, we were required to commit $5.0 million to further development of the chip component of the HyChip system, which we satisfied in 1998. Applied Biosystems must also commit certain funds for development of the overall system. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to termination. The agreement required us to design, develop and manufacture the HyChip chip component, while Applied Biosystems is responsible for the design, development and manufacture of the system that processes and analyzes data from the HyChip chip, as well as marketing and customer support. We are highly dependent upon the performance of Applied Biosystems for commercialization of HyChip products. We do not directly control the amount or timing of resources devoted by Applied Biosystems to development of the overall HyChip system. The development of the HyChip system is, therefore, not entirely in our control. In 1997, Applera Corporation made an equity investment in us of $10.0 million in conjunction with the collaboration.

  University of California, San Francisco

     In February 1998, we entered into an agreement with UCSF to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the agreement, researchers at UCSF are collecting DNA samples from up to 20,000 genetically diverse individuals. We can use these DNA samples to identify genetic traits related to heart disease and hypertension.

  Kirin

     In October 1998, we entered into a collaboration with Kirin in which we use our screening-by-hybridization platform to target potential pharmaceutical candidates involved in cell growth regulation from specific cell lines provided by Kirin. During the fourth quarter of 2000, we extended the term of our collaboration with Kirin through March 2001 in order to complete additional research. We retain rights in North America to develop pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin has equivalent rights in Asia and Oceania, and we share rights equally in Europe and in the rest of the world. Our gene sequencing obligations under the original term of the agreement are substantially complete.

  BASF

     In December 1999, we entered into a collaboration with American Cyanamid Company in which we use our screening-by-hybridization platform to target potential agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH. The collaboration provides for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement, for up to four additional one-year terms. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. We will receive royalties on any such products. The agreement requires us to generate data at a specified level per year which, if not met, could result in our breach of the agreement.

SBH TECHNOLOGY AND APPLICATIONS

     Our proprietary SBH technology generally involves using DNA probes of known sequence that are hybridized with DNA samples. Different probe sets can be used for different applications. We use a complete set of probes of a given length, or a subset of probes that are selected based on statistical properties, to assemble an unknown sequence of a DNA sample. DNA analysis applications using complete sets or subsets of probes include de novo sequencing, resequencing, genotyping, mutation discovery and polymorphism detection. In addition, we have a proprietary screening-by-hybridization technology in which we use a small set of probes to screen for and discover genes in a large number of DNA samples.

  Gene Discovery using High-Throughput Screening

     Using our high-throughput screening-by-hybridization platform, we have screened large numbers of DNA samples for our internal gene discovery and in our gene discovery collaborations. Our screening-by-hybridization platform is related to our SBH technology but uses a small set of probes to group or cluster DNA samples derived from either DNA or cDNA libraries. As this small set of probes is applied to large numbers of DNA samples, certain probes in the small set hybridize to the DNA samples and generate a pattern (called a "signature"). We use these signatures to identify genes, and to group or cluster DNA samples with similar signatures.

  DNA Analysis Applications using SBH

     While our screening-by-hybridization platform uses a small set of probes, in DNA analysis applications of our SBH technology we use a complete set of probes of a given length, or a subset of probes that are selected based on statistical properties. The complete set or subset of probes of known sequences is combined with a DNA sample for hybridization. Following the hybridization process, the sequences of hybridized probes can be used to assemble or determine the sequence of the DNA sample. DNA analysis applications of our SBH technology using complete sets or subsets of probes include de novo sequencing, resequencing, genotyping, mutation discovery and polymorphism detection. Our HyChip system is an example of a DNA analysis application of our SBH technology.

  Licensed Technology

     In 1994, we acquired an exclusive license from Arch Development Corporation, a not-for-profit corporation affiliated with the University of Chicago that manages The Argonne National Laboratories (Argonne), to further develop and use certain SBH improvements developed by one of our chief scientists while he was at Argonne. In July 1997, we began paying minimum royalties as required under the exclusive license.

PATENTS AND TRADE SECRETS

     The U.S. Patent and Trademark Office (USPTO) and patent authorities outside the United States issue patents for inventions based on genes that have been isolated from their natural state (through a purifying step that separates the gene from other molecules naturally associated with it), but only if the invention meets all the criteria for a patent. Each country has its own standards for granting a patent. In the United States, to be eligible for patent protection, an invention must at least be novel and useful and the patent application must contain sufficient detail to allow one skilled in the art or technology to reproduce the invention. We apply for patent applications on both partial and full-length gene sequences. As of March 1, 2001, we had filed patent applications on more than 5,600 full-length gene sequences and their corresponding proteins. Fewer than 5,000 applications are pending because some of our patent applications include many gene sequences in one application. These applications may or may not result in the issuance of patents. In January 2001, the USPTO issued final revised guidelines on the standard of utility required for inventions, including gene-based inventions. The revised guidelines state that a patent application for an invention must disclose a well-established utility or a specific, substantial and credible utility for the isolated and purified gene. There can be no assurance that our disclosures in these applications are sufficient to meet the statutory requirements for patentability in all cases. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

     We have also filed United States patent applications on more than 830,000 partial human gene sequences. There can be no assurance that the disclosures in these applications are sufficient to meet the statutory requirements for patentability. Where only a partial sequence is disclosed, the USPTO may issue patents of a very limited scope that will not cover a full-length gene sequence that includes the partial sequence. Therefore, there is a significant risk that the USPTO will not issue patents based on patent disclosures limited to partial gene sequences or will issue patents of a very limited scope. The commercial protection provided by any patents issued on the basis of partial gene sequences is uncertain.

     Other companies or institutions may have filed patent applications, or may file patent applications in the future, which attempt to patent genes similar to or the same as those covered in our patent applications, including applications based on our potential products. The USPTO would decide the priority of competing patent claims in an interference proceeding. Any patent application filed by a third party may have priority over a patent application we filed, in which event such third party may require us to stop pursuing a potential product, or negotiate a royalty arrangement to pursue and commercialize the potential product.

     Issued patents may not provide freedom to operate with respect to our potential products because certain uses of our potential products may give rise to claims that such uses infringe the patents of others. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover the utility and function of all known genes. Other persons could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. If any of these actions are successful, in addition to any potential liability for past damages, these persons may require us to obtain a license in order to continue to manufacture or market the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. We are currently involved in patent litigation with Affymetrix. See "Item 3. Legal Proceedings." If we become involved in additional patent litigation related to our technology or potential products, it could consume a substantial portion of our resources.

     We pursue patent protection for products and processes where appropriate and we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Our policy is to have each employee enter into an agreement that contains provisions prohibiting the disclosure of confidential information to anyone outside the company. Research and development contracts and relationships between us and our scientific consultants provide access to aspects of our know-how that is protected generally under confidentiality agreements with the parties involved. There can be no assurance, however, that these confidentiality agreements will be honored or that we can effectively protect our rights to our unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

COMPETITION

     Our strategy as a biopharmaceutical company is to define and patent human genes that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by these genes. There are a finite number of genes in the human genome, virtually all of which will soon be identified. Other active companies include major pharmaceutical and biotechnology firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify. There can be no assurance that research and development by others will not render the products which we may develop obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. Certain of our collaboration partners may now be, or could become, competitors.

     Competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of our SBH technology compete primarily with Affymetrix and Applied Biosystems. See "Item 3. Legal Proceedings," regarding our litigation with Affymetrix. Although we are collaborating with Applied Biosystems to develop an application of our SBH technology, Applied Biosystems presently markets gel sequencers, a well-established sequencing technology, which compete with applications of our SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of our SBH technology, including Aclara Biosciences, Inc., Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., IBM, Illumina, Inc., Molecular Dynamics, Motorola Inc., Nanogen, Inc., Sequenome, Inc. and Synteni (Incyte). Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and most foreign countries will be a significant factor in manufacturing and marketing our potential products and in our ongoing research and product development activities. Virtually all of our products and those of our partners, such as Chiron and Kirin, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. The time required for completing such testing and obtaining such approvals is uncertain. Unexpected biological activities, some of which may result in safety issues, may arise during preclinical evaluation. Such observations could delay or alter the course of a development program or ultimately result in the termination of a program. Any delay in clinical testing may also delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us or by our collaboration partners to obtain regulatory approval could adversely affect the commercialization of products we or they are developing, our ability to achieve product collaboration milestones or receive royalty revenue and thus negatively impact our liquidity and capital resources.

     Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an IND, which must be reviewed by FDA personnel before clinical testing can begin. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase I, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism. In Phase II, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase III, larger-scale, multi-center comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and foreign regulatory agencies. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if they believe that clinical subjects are being exposed to an unacceptable health risk.

     The results of preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for small molecule products or a Biologic License Application (BLA) for biological products. In responding to an NDA or BLA, it may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would have a material negative effect on us. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

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

     Even if regulatory approval for a product is obtained, the product and the facilities manufacturing the product are subject to continued review and periodic inspection. Each drug and device manufacturing establishment in the United States must be registered with the FDA. Domestic manufacturing establishments are subject to biannual inspections by the FDA and must comply with the FDA's cGMP regulations, as well as regulatory agencies in other countries if products are sold outside the United States. If we manufacture for sale to third parties diagnostic product applications of our SBH technology, we will need to comply with cGMP regulations pertaining to devices. We will need to spend funds, time and effort to ensure full technical compliance with these regulations. The FDA stringently applies regulatory standards for manufacturing drugs, biologics, and medical devices. The FDA's cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities.

     We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of hazardous materials, including 33P, a low energy radioactive isotope used in labeling some of our probes and subsequently present in certain waste products. Although we believe that our safety procedures for such materials comply with the standards prescribed by local, state, and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any liability could exceed our resources.

HUMAN RESOURCES

     At December 31, 2000, we had 257 full-time equivalent employees, including approximately 220 scientists. Fifty-nine of our employees hold doctorate degrees. No employees are represented by unions. We believe that relations with our employees are good.

RISK FACTORS

  We Must Be Able to Continue to Secure Additional Financing

     Our business does not currently generate the cash needed to finance our operations. We will require substantial additional financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials and regulatory approval and marketing activities necessary to commercialize our potential products. Also, in pursuing our goal of building a fully-integrated biopharmaceutical company, we intend to expand our facilities and hire and train significant numbers of employees to staff these facilities, which will require substantial additional funds. We will need to secure additional financing within the next fiscal year in order to conduct our research and expand our facilities as we have planned. Unanticipated expenses, or unanticipated opportunities that require financial commitments, could give rise to requirements for additional financing sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or our facilities expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market ourselves. If we are required to grant such rights, the ultimate value of these product candidates to us would be reduced.

     We intend to seek additional funding through collaborations and public or private equity or debt financings. We have financed our operations since inception primarily through sale of equity securities and revenue from corporate collaborations. We have not generated royalty revenues from product sales, and do not expect to receive significant revenues from royalties in the foreseeable future, if ever. To execute our current operating plan, we will need to secure additional financing by at least the fourth quarter of 2001, however, we plan to seek additional funding prior to that time.

     Additional financing, however, may not be available on acceptable terms, if at all. For approximately the past six months, the capital markets have been volatile and uncertain. Given the current state of the markets for public and private offerings of securities, we may have difficulty raising the amount of funds, on reasonable terms, necessary to finance our current operating plan. If we cannot raise the financing that our current operating plan requires, we may have to scale back some of our operations, including our planned facilities expansion, which may have a negative effect on our business. In addition, the perception in the capital markets that we may not be able to raise the amount of financing we desire, or on terms favorable to us, may have a negative effect on the trading price of our stock. Additional equity financings could result in significant dilution of stockholders' equity interests. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research or development programs or our planned facilities expansion. Any such action could significantly harm our business, financial condition and results of operations.

     Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

     - continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our therapeutic protein candidates;

     - the cost involved in our facilities expansion to support research and development of our therapeutic protein candidates;

     - our ability to attract additional financing on favorable terms;

     - the magnitude and scope of our research and development programs, including development of therapeutic protein candidates and SBH technology and applications;

     - our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

     - our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

     - the cost of prosecuting and enforcing our intellectual property rights, including our patent litigation with Affymetrix;

     - the cost of manufacturing material for preclinical, clinical and commercial purposes;

     - the time and cost involved in obtaining regulatory approvals;

     - our need to develop, acquire or license new technologies or products;

     - competing technological and market developments; and

     - other factors not within our control.

  Development of Our Products Will Take Years; Our Products Will Require Approval Before They Can Be Sold

     Because substantially all of our potential products currently are in research or preclinical development, revenues from sales of any products will not occur for at least the next several years, if at all. We cannot be certain that any of our products will be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product. We cannot predict whether we will be able to successfully develop and commercialize any of our protein candidates. If we are unable to do so, our business, results of operations and financial condition will be materially adversely affected.

     We do not yet have products in the commercial markets. All of our potential products are in research or preclinical development. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. Even if we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough product to maintain our business which could have a negative impact on our financial condition.

  The Success of Our Potential Products in Preclinical Studies Does Not Guarantee that these Results Will Be Replicated in Humans

     Even though some of our therapeutic protein candidates have shown results in preclinical studies, these results may not be replicated in our clinical trials with humans. Human clinical results could be different from our expectations following our preclinical studies. Consequently, there is no assurance that the results in our preclinical studies are predictive of the results that we will see in our clinical trials with humans. Also, while we have demonstrated some evidence that our therapeutic protein candidates have utility in preclinical studies, these results do not mean that the resulting products will be safe and effective in humans. Our therapeutic protein candidates may have undesirable and unintended side effects or other characteristics that may prevent or limit their use.

  Our Ability To Commercialize Gene-Based Products is Unproven

     We have not developed any therapeutic or diagnostic products using proteins produced by the genes we have discovered. Before we make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. Moreover, with respect to biopharmaceutical products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. With respect to agricultural products, our collaboration partner may need to obtain regulatory approval before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce. Such determination process constitutes the first step in developing commercial products. We also have spent and expect to continue to spend significant amounts of time and money in developing our most advanced product candidates, IL-1Hy1 and CD39L4. However, a commercially viable product may never be developed from our gene discoveries, either by us alone or with our collaboration partners.

     Our development of gene-based products is subject to several risks, including but not limited to:

     - the possibility that a product is toxic, ineffective or unreliable;

     - failure to obtain regulatory approval for the product;

     - the product may be hard to manufacture on a large scale or may not be economically feasible to market;

     - competitors may develop a superior product; or

     - other persons' or companies' patents may preclude our marketing of a product.

     Our biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our therapeutic protein candidates have advanced to Phase I clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and efficacious to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

     Under our collaboration arrangement with Chiron in the solid tumor cancer field, Chiron maintains responsibility for the development of a product. Under our collaboration arrangement with Kirin, Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. With respect to these arrangements, we run the risk that Chiron or Kirin may not pursue clinical development in a timely or effective manner, if at all.

     If a product receives approval from the FDA to enter clinical trials, Phase III of those trials include multi-phase, multi-center clinical studies to determine the product's safety and efficacy prior to marketing. We cannot predict the number or extent of clinical trials that will be required or the length of the period of mandatory patient follow-up that will be imposed. Assuming clinical trials of any product are successful and other data appear satisfactory to us, we or our applicable collaboration partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA is not predictable and can take up to several years. Upon completion of such review, the FDA may not approve our or our collaboration partner's application or may require us to conduct additional clinical trials or provide other data prior to approval. Furthermore, even if our products or our collaboration partner's products receive regulatory approval, delays in the approval process could significantly harm our business, financial condition and results of operations.

     In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we do not develop a commercially viable product, then we would suffer significant harm to our business, financial condition and operating results.

  The Success of Our Business Depends on Patents and Other Proprietary
Information

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover our gene, protein and technological discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

     - our patents will not be challenged;

     - protection against competitors will be provided by such patents; or

     - competitors will not independently develop similar products or design around our patents.

We seek patents on:

     - full-length gene sequences;

     - partially-sequenced gene sequences;

     - proteins produced by those genes; and

     - processes, devices and other technology that enhance our ability to develop and/or manufacture gene-based products.

     To obtain a patent, we must identify a utility for the gene or the protein we seek to patent. Identifying a utility may require significant research and development with respect to which we may incur a substantial expense and invest a significant amount of time. Patent applications we may apply for with respect to human therapeutics could require us to generate data which may involve substantial costs. Finally, we cannot predict the timing of the grant of a patent.

     We also rely on trade secret protection for our confidential and proprietary information. Although our policy is to enforce security measures to protect our assets, trade secrets are difficult to protect. We require all employees to enter into confidentiality agreements with us. However:

     - competitors may independently develop substantially equivalent proprietary information and techniques;

     - competitors may otherwise gain access to our trade secrets;

     - persons with whom we have confidentiality agreements may disclose our trade secrets; or

     - we may be unable to protect our trade secrets meaningfully.

     Certain of our patents protecting our SBH technology are filed only in the United States. Therefore, we currently are not able to prevent others from practicing SBH technology outside of the United States. Furthermore, although we intend to defend our patents, we may not prevail in a court case against others who use our SBH technology. We currently have two suits against, and are defending a countersuit and suit against us by, our competitor Affymetrix. We have claimed that Affymetrix has infringed our SBH patents and Affymetrix claims that our patents are invalid. If we lose our exclusive rights to SBH technology because of the litigation, then competitors could be free to design products that incorporate or use such technology. We have and will continue to incur substantial costs and expend substantial personnel time in defending our patents rights in court. See "Item 3. Legal Proceedings," for additional information.

     We may be required to obtain licenses to patents or other proprietary rights of others. These required licenses may not, however, be made available on terms acceptable to us, or at all. If we do not obtain these licenses, we may not be able to develop, manufacture or sell products, or encounter delays in product market introductions, or incur substantial costs while we attempt to design around existing patents. Any of these obstacles could significantly harm our business, financial condition and operating results.

  Certain Litigation

     We have filed suit against Affymetrix alleging infringement of five of our patents related to our SBH technology. Affymetrix has filed a countersuit and a suit of its own alleging that our patents are invalid and that we infringe certain of Affymetrix' patents. We have incurred, and will continue to incur, substantial costs and personnel time in asserting our patent rights against Affymetrix, and in our defense in the suit brought by Affymetrix. We may not be successful in asserting our patent rights or in our defense against Affymetrix. We cannot assure you that any of our patents will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. Failure to enforce our patent rights successfully, or the loss of these patent rights covering our proprietary technologies, also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages, which could significantly harm our business, financial condition and operating results. See "Item 3. Legal Proceedings," for additional information.

  Our Business is Difficult to Evaluate Because We Have Been Focused on Our Current Business Strategy for Only Approximately Three Years.

     Our company commenced operations in the fourth quarter of 1994. Our initial business focused on gene discovery using our screening-by-hybridization platform, and applications of our SBH technology including the HyChip system, although our vision has been to become a biopharmaceutical company. Not only is our operating history relatively short, but we began to transition our business strategy from gene discovery to research and development of potential biopharmaceutical candidates in 1998. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of biopharmaceutical research and development, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early state of development, particularly companies in new and rapidly evolving markets such as research and development of gene-based products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

  We Lack Manufacturing Experience and We Intend to Rely Initially on Contract Manufacturers

     We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and will be subject to the risk of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an IND with the FDA and proceed with clinical trials for any of our therapeutic protein candidates. We are dependent on third-party contract research organizations to conduct certain research, including GLP toxicology studies in order to gather the data necessary to file an IND with the FDA for any of our therapeutic protein candidates. Our therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of cGMP materials needed to complete such trials. We expect to enter into relationships with third-party contract research organizations that are capable of conducting such research and third-party contract manufacturers that are capable of producing such volume of material. We will need to enter into contractual relationships with these or other organizations in order to (i) complete the GLP toxicology and other studies necessary to file an IND with the FDA, and (ii) produce a sufficient volume of cGMP material in order to conduct clinical trials of our therapeutic protein candidates. We cannot assure you that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our therapeutic protein candidates.

     Moreover, contract manufacturers that we may use must continually adhere to current cGMP regulations enforced by the FDA through a facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted.

  We Are Dependent Upon Collaborative Arrangements

     As we have transitioned our business from gene discovery to research and development of biopharmaceutical candidates, we have shifted our focus for new collaborative arrangements. We are now focusing on new collaborative arrangements where we would share costs of identifying, developing and marketing product candidates. There can be no assurance that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

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

     The research we perform in our gene discovery collaborative arrangements is at an early stage of product development. The successful development of products under these collaborations is highly dependent on the performance of our collaboration partners. Under our gene discovery collaborative arrangements, our collaboration partners are generally required to (i) undertake and fund certain research and development activities with us, (ii) make payments to us upon achievement of certain scientific milestones and (iii) pay royalties to us when and if they commercially market a product developed from the collaborative arrangement. We do not directly control the amount or timing of resources devoted to development activities by our collaboration partners. We, therefore, face a risk that our collaboration partners may not commit sufficient resources to our research and development programs or the commercialization of our products or may not perform their obligations as expected. If any collaboration partner fails to conduct its activities to be performed under our collaboration arrangement in a timely manner, or at all, our expectations of royalties and milestone payments related to such collaboration arrangement could be delayed or eliminated. Also, our current or future collaboration partners, if any, may independently pursue existing or other development-stage products or alternative technologies in preference to those they are developing in collaboration with us. Further, disputes may arise with respect to ownership of products developed under any such collaboration arrangement. Finally, any of our current collaboration arrangements may be terminated or not renewed by our collaboration partners, and we may not be able to negotiate additional collaboration arrangements in the future on acceptable terms, or at all.

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

  Management of Growth

     We expect to significantly increase the number of our employees and the scope of our operations. Such growth may place a significant strain on our management and operations. In order to execute our strategy to build a fully-integrated biopharmaceutical company, develop therapeutic or diagnostic products, and obtain regulatory approvals, we will need to:

     - attract and train skilled employees;

     - attract and retain employees with expertise to ensure that we meet FDA and foreign regulatory requirements for conducting clinical trials;

     - expand our facilities for additional research and development laboratories and offices and acquire additional equipment and supplies;

     - expand our protein production capacity; and

     - enter into and manage contractual relationships with contract research and manufacturing organizations.

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

  We Must Attract and Retain Qualified Employees and Consultants

     Our success will depend on our ability to retain our key executive officers and scientific staff to develop our potential products and formulate our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. If we do not attract and retain qualified personnel and scientific collaborators, and if we experience significant turnover or difficulties recruiting new employees, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

  Future Sales of Our Common Stock May Depress Our Stock Price

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 1, 2001, we had 13,757,882 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), except for shares held by our affiliates. Our affiliates hold 2,207,141 shares of our common stock which are transferable pursuant to Rule 144 as promulgated under the Securities Act, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have recently been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

     As of March 1, 2001, warrants to purchase 312,881 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 2,592,974 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 468,160 shares of our common stock for issuance upon the exercise of outstanding options under a stock option agreement entered into outside of any of our stock option plans. As of March 1, 2001, 150,000 of these 468,160 shares of this option were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

  We Have a History of Operating Losses and May Never Be Profitable

     For the years ended December 31, 2000, 1999 and 1998, we had net losses of $22.3 million, $18.5 million and $16.4 million, respectively. As of December 31, 2000, we had an accumulated deficit of $71.9 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

  We May Face Fluctuations in Operating Results

     Our operating results may rise or fall significantly as a result of many factors, including:

     - the amount of research and development we engage in;

     - the progress we make with research and preclinical studies on our therapeutic protein candidates, and the number of candidates in research and preclinical studies;

     - our ability to expand our facilities to support our operations;

     - the ability to enter into new strategic relationships;

     - the nature, effectiveness, size, timing or termination of our collaborative arrangements;

     - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

     - the possibility that others may have or obtain patent rights that are superior to ours;

     - changes in government regulation; and

     - competitors' release of successful products into the market.

     Because substantially all of our potential products currently are in research or preclinical development, revenues from sales of any products will not occur for at least the next several years, if at all. We also have a high percentage of fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful and investors should not rely upon such results as an indication of our future performance.

  We Face Potential Volatility of Our Stock Price

     Our common stock has been traded on the Nasdaq National Market only since August 1997. The market price of our common stock may fluctuate substantially because of a variety of factors, including:

     - volatility and uncertain in the capital markets in general;

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

  FDA Regulatory Approval of Our Products is Uncertain; We Face Heavy Government Regulation

     Products such as those proposed to be developed by us, alone, or in conjunction with our collaboration partners, typically will be subject to an extensive regulatory process by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries before we may market and sell such products. In order to obtain regulatory approval of a drug product, we, alone, or in conjunction with our collaboration partners, must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with cGMP requirements. In the event we, alone, or in conjunction with our collaboration partners, develop products classified as drugs, we and our collaboration partners will be required to obtain appropriate approvals as well.

     If we sell applications of our SBH technology for clinical diagnostics, we will need to comply with appropriate cGMP regulations pertaining to devices. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. We must also demonstrate that a BLA or NDA for any biological products would be approved by the applicable government agency. In addition, if we market applications of our SBH technology as diagnostic products, they may be considered to be medical devices and we or our collaboration partners will be required to show that the diagnostic product is substantially equivalent to a legally marketed product not requiring FDA approval. In addition, we must demonstrate that we are capable of manufacturing the product in accordance with the relevant standards. To obtain FDA approval for such products, we must submit extensive data to the FDA, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Clinical trials are normally conducted over a two- to five-year period, but may take longer to complete as a result of many factors, including:

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

     - could diminish competitive advantages that we may attain; and

     - would adversely affect the marketing of our products.

  We Lack Marketing Experience for Biopharmaceuticals

     We currently have no sales, marketing or distribution capability. For the foreseeable future, we intend to rely primarily on our current and future collaboration partners or licensors, if any, to market our products. Such collaboration partners, however, may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships and are required to market any of our products directly, we will have to develop our own marketing and sales force with the appropriate technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that we depend on our collaboration partners or third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such collaboration partners or third parties. Such efforts may not be successful.

  Our Products May Not Be Accepted in the Marketplace

     Even if they are approved for marketing, products we develop may never achieve market acceptance. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

     - the establishment and demonstration of the clinical efficacy and safety of the products;

     - our products' potential advantage over alternative treatment methods; and

     - reimbursement policies of government and third-party payors.

     Physicians, patients or the medical community in general may not accept and utilize any of the products that we alone, or in conjunction with our collaboration partners, develop. The lack of such market acceptance would significantly harm our business, financial condition and results of operations.

     We may develop diagnostic testing products in the future. Our success in diagnostics will depend in large part upon our ability to obtain customers and upon the ability of these customers to properly market genetic tests performed with our technology. Genetic tests, including any performed using applications of our SBH technology, may be difficult to interpret and may lead to misinformation or misdiagnosis. Even when a genetic test identifies the existence of a mutation in a person, the test cannot determine with absolute certainty whether the tested individual will develop the disease or condition for which the test is performed. The prospect of broadly available genetic predisposition testing has raised societal and governmental concerns regarding the appropriate use and the confidentiality of information provided by such testing. Government authorities could limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions. Ethical concerns about genetic testing may adversely effect market acceptance of our technology for diagnostic applications. Impaired market acceptance of our technology could significantly harm our business, financial condition and operating results.

  We Face Uncertainties Related to SBH Technology Applications

     We have developed applications of our SBH technology, including the chip component to be used with the HyChip system. As we continue development of SBH technology applications, we may discover problems in the functioning of these applications, including the HyChip system. We may be unable to improve applications of our SBH technology enough to be able to market them successfully. Further, SBH technology applications compete against other DNA analysis tools and well-established technologies. We cannot predict the outcome of these uncertainties.

  We Face Intense Competition

     The genomics and biopharmaceutical industries are intensely competitive. Our strategy as a biopharmaceutical company is to find the genes of the human genome that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by genes. There are a finite number of genes in the human genome, virtually all of which will soon be identified. Our competitors include major pharmaceutical and biotechnology firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify.

     Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we or our collaboration partners have in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to our products. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

     - product efficacy and safety;

     - the timing and scope of regulatory approvals;

     - availability of resources;

     - reimbursement coverage; and

     - price and patent position, including potentially dominant patent positions of others.

There can be no assurance that research and development by others will not render the products which we may develop obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes which we designate as a product candidate before we do. Competition in this field is expected to intensify. Certain of our collaboration partners may now be, or could become, competitors.

     Competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of our SBH technology compete primarily with Affymetrix and Applied Biosystems. See "Item 3. Legal Proceedings," regarding our litigation with Affymetrix. Although we are collaborating with Applied Biosystems to develop an application of our SBH technology, Applied Biosystems presently markets gel sequencers, a well-established sequencing technology, which compete with applications of our SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of our SBH technology. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

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

     Currently, third-party payors are increasingly challenging the prices charged for medical products and services, and the overall availability of third-party reimbursement is limited and uncertain for genetic predisposition tests. Third-party payors may deny their insured reimbursement if they determine that a prescribed device or diagnostic test (i) has not received appropriate clearances from the FDA or other government regulators, (ii) is not used in accordance with cost-effective treatment methods as determined by the third-party payor, or (iii) is experimental, unnecessary or inappropriate. If third-party payors routinely deny reimbursement, we may not be able to market our products effectively. We also face the risk that we will have to offer our diagnostic products at low prices as a result of the current trend in the United States towards managed health care through health maintenance organizations. Prices could be driven down by health maintenance organizations which control or significantly influence purchases of health care services and products. Legislative proposals to reform health care or reduce government insurance programs could also adversely affect prices of our products. The cost containment measures that health care providers are instituting and the results of potential health care reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

  We Face Product Liability Exposure and Potential Unavailability of Insurance

     We risk financial exposure to product liability claims in the event that the use of products developed by us, alone or in conjunction with our collaboration partners, if any, result in personal injury. We may experience losses due to product liability claims in the future. We have obtained limited product liability insurance coverage. Such coverage, however, may not be adequate or may not continue to be available to us in sufficient amounts or at an acceptable cost, or at all. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim or other claim, product recalls, as well as any claims for uninsured liabilities or in excess of insured liabilities, may significantly harm our business, financial condition and results of operations.

  We Use Hazardous Materials

     Our research and development activities involve the controlled use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury from hazardous materials. If a hazardous material accident occurred, we would be liable for any resulting damages. This liability could exceed our financial resources. Additionally, hazardous materials are subject to regulatory oversight. If our access to hazardous materials necessary for our operations is limited by federal, state or local regulatory agencies, we could experience delays in our research and development programs. Paying damages or experiencing delays caused by restricted access to necessary materials could reduce our ability to generate revenues and make it more difficult to fund our operations.

  We Have Implemented Anti-Takeover Provisions that May Reduce the Market Price of Our Common Stock

     Our Amended and Restated By-Laws provide that members of our board of directors serve staggered three-year terms. Our Amended and Restated Articles of Incorporation provide that all stockholder action must be effected at a duly called meeting and not by a consent in writing. The Amended and Restated By-Laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our capital stock. These provisions of our Amended and Restated Articles of Incorporation and our Amended and Restated By-Laws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

     Nevada Revised Statutes Sections 78.411 through 78.444 prohibit an "interested stockholder," under certain circumstances, from entering into specified combination transactions with a Nevada corporation, unless certain conditions are met. Under the statute, an "interested stockholder" is a person who, together with affiliates and associates, beneficially owns (or within the prior three years, did beneficially own) 10% or more of a corporation's voting stock. According to the statute, we may not engage in a combination within three years after an interested stockholder acquires our shares, unless (i) our board of directors approves the combination prior to the interested stockholder becoming an interested stockholder or (ii) holders of a majority of voting power not beneficially owned by the interested stockholder approve the combination at a meeting called no earlier than three years after the date the interested stockholder became an interested stockholder.

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

  Risk of Natural Disasters and Power Blackouts

     Our facilities are located in Sunnyvale, California. In the event that a fire or other natural disaster (such as an earthquake) prevents us from operating our production line, our business, financial condition and operating results would be materially, adversely affected. Some of our landlords maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption, we do not maintain earthquake coverage for personal property or resulting business interruption.

     In addition, the State of California has experienced natural gas and electricity problems which have resulted in rolling power blackouts. Power blackouts have disrupted our business, and may continue to disrupt our business until these problems are resolved. In addition, we, like others, have experienced large increases in our natural gas rates and may experience steep increases in our electric rates. Although we have an auxiliary generator, it is intended for emergency backup in the event of a power outage and is not capable of powering our entire operations. Continued power blackouts and/or large increases in our utility costs could harm our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     We lease a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California. The lease on this facility expires June 30, 2005, and requires base payments on average of approximately $25,000 per month. We also lease approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California, which is across the street from 670 Almanor. This lease expires on June 30, 2005, and has a five-year renewal option which, if exercised, would extend the lease to June 30, 2010. It requires base payments on average of approximately $95,000 per month. In June 2000 we leased an additional approximately 59,000 square feet of space at 225, 249 and 257 Humbolt Court in Sunnyvale, California, approximately one mile from our current operating facilities. The lease on this new space requires base lease payments on average of approximately $317,000 per month and extends through July 2011. In the initial phase of our facilities expansion, we plan to build out approximately 34,000 square feet of this space to accommodate new research and development offices and laboratories to support preclinical development activities, including preliminary preclinical safety and efficacy studies in rodents, functional cell biology assays, cell based functional screening efforts, protein production, protein characterization and analytical assay development. To complete this build out as planned, we will need to secure additional financing before the end of the 2001 fiscal year. In the next phase of build out, we expect to expand our in-house capabilities for the production and purification of proteins, although this may not provide us with manufacturing facilities capable of supplying materials suitable for clinical trials or for commercial sale. We expect to rely on a third party for the production of proteins for use in our early clinical work.

ITEM 3. LEGAL PROCEEDINGS

     On March 3, 1997, we sued Affymetrix, Inc. in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of our U.S. Patent Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW (PVT)) (Hyseq I). On May 5, 1997, we filed an Amended Complaint. On December 9, 1997, we filed a second lawsuit against Affymetrix alleging infringement by Affymetrix of our U.S. Patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97 4469 THE) (Hyseq II). On April 22, 1998 the two cases were consolidated before Judge Ronald M. Whyte.

     The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, our patents covering SBH technology. Through the lawsuit, we seek both to enjoin Affymetrix from infringing our patents covering SBH technology and an award of monetary damages for Affymetrix' past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against us. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, we filed a reply to the counterclaim in which we denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by us on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued a Claims Construction Order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. Affymetrix and we submitted our briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the claims construction Order. On July 27, 2000, the Court issued a modified claims construction Order. Affymetrix and we are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While we believe we have asserted valid claims and have meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that we will prevail in these actions.

     On August 18, 1998, Affymetrix filed suit against us in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that we infringed two of Affymetrix' U.S. Patents Nos. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192). Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel was held on July 10, 2000. A claims construction hearing was held November 29-30, 2000 with respect to U.S. Patents Nos. 5,445,934, 5,744,305, 5,800,992 and 5,795,716. The Court issued an Order on January 22, 2001 construing certain claim terms and requesting additional briefing regarding U.S. Patent No. 5,800,992. We believe that Affymetrix' allegations are without merit and we intend to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

     On October 26, 1999, we filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) (Hyseq III), alleging infringement by Affymetrix of our U.S. Patent No. 5,972,619 ('619 Patent). We also allege that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by our scientists and is claimed and covered by our '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to our '619 Patent. On December 9, 1999, we filed a reply to the counterclaim in which we denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. A Case Management Conference was held on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc. On September 6, 2000, we filed a motion seeking the Court's permission to supplement our complaint in Hyseq III to add a claim for infringement by Affymetrix of our U.S. Patent No. 6,018,041 ('041 patent), which was issued to us on January 25, 2000. On November 2, 2000, Judge Fogel granted our motion. On October 12, 2000, Affymetrix filed an Ex Parte application before Judges Fogel and Whyte requesting reassignment of our infringement claims under the '619 patent from Judge Fogel to Judge Whyte. On November 2, 2000, Judges Fogel and Whyte reassigned our infringement claims against Affymetrix under the '619 patent (as well as our infringement claims against Affymetrix under the '041 patent) to Judge Whyte, and ordered that the claim construction of the '619 patent claims would proceed before Judge Whyte. On March 20, 2001, the Court issued a tentative Claims Construction Order construing terms in the '619 patent. In the Order, Judge Whyte indicated that the tentative order will be adopted as the Claims Construction Order unless one of the parties files a written request for a hearing within 15 days.

     On January 20, 2001, the USPTO Board of Patent Appeals and Interferences declared an interference between one of our pending patent applications covering subject matter related to SBH technology and Affymetrix' issued patent no. 5,795,716 (Chee and Lipshutz v. Drmanac and Crkvenjakov). We are the senior party to the interference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq Stock Market on August 8, 1997 under the symbol "HYSQ." Prior to that date, there was no established trading market for the common stock. The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as reported by the Nasdaq Stock Market:

                                                             HIGH       LOW
                                                            -------    ------
FISCAL 1999:
First Quarter.............................................  $  5.19    $ 2.50
Second Quarter............................................  $  3.56    $ 2.56
Third Quarter.............................................  $  8.38    $ 2.75
Fourth Quarter............................................  $ 20.00    $ 4.00

FISCAL 2000:
First Quarter.............................................  $139.50    $12.44
Second Quarter............................................  $ 46.88    $17.00
Third Quarter.............................................  $ 53.25    $30.25
Fourth Quarter............................................  $ 37.00    $11.25

     As of March 1, 2001, there were approximately 182 stockholders of record of our common stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Contract revenues.....................  $ 15,604    $  6,397    $  9,590    $ 6,199    $   426
Net loss..............................  $(22,253)   $(18,547)   $(16,369)   $(6,537)   $(4,839)
Basic and diluted net loss per
  share...............................  $  (1.65)   $  (1.43)   $  (1.27)   $ (0.86)   $ (0.91)
Shares used in computing basic and
  diluted net loss per share..........    13,449      13,004      12,839      7,589      5,344

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                             2000       1999       1998       1997       1996
                                            -------    -------    -------    -------    ------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........................  $(2,577)   $22,077    $42,345    $56,824    $5,955
          Total assets....................  $21,288    $45,364    $57,914    $66,950    $9,366
Noncurrent portion of capital lease and
  loan obligations........................  $ 4,722    $ 5,221    $ 4,479    $   613    $  791

     A factor that affected the comparability of information between 1996 and 1997 was the Company's initial public offering completed in the third quarter of 1997 and private placements in May and August of 1997 in which an aggregate of 4,798,794 shares of common stock were sold for net proceeds of $61.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect," "should," "may," "potential" and similar expressions. Such statements are based on our management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein. Actual results and performance could also differ materially from time to time from those projected in our filings with the Securities and Exchange Commission as a result of certain factors, including those set forth in this section as well as under "Item 1. Business," including "Risk Factors."

RESULTS OF OPERATIONS

  Contract Revenues

     Comparison of Years Ended December 31, 2000 and 1999. Our contract revenues were $15.6 million for 2000 compared to $6.4 million for 1999. The increase was primarily due to higher revenues earned from our collaboration with BASF as a result of our initiating gene screening services to target potential agricultural products, and completion of the related data center. Processing was at full contractual capacity of approximately 1.0 million clones per month in the second half of 2000. Our collaboration with Chiron was extended for an additional two-year period in May 2000 and requires Chiron to pay a minimum annual research funding payment of $1.0 million, which is being recognized on a straight-line basis over the extension term. Chiron has the right to extend the agreement for one additional two-year period.

     Our contract revenues earned during 2000 included $11.7 million under our agreement with BASF, $3.3 million under our agreement with Chiron, $0.3 million under our agreement with Kirin and $0.3 million under an agreement that expanded our relationship with Applied Biosystems. Revenues recognized under our agreement with Chiron include a portion of the $1.0 million minimum annual research funding payment received for the first year of the two-year extension. Revenues recognized under our agreement with Kirin represented the completion of the initial phase of the collaboration.

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

     Comparison of Years Ended December 31, 1999 and 1998. Our contract revenues decreased by $3.2 million to $6.4 million in 1999 compared to $9.6 million for 1998. Contract revenues recognized in 1999 included $4.9 million from Chiron and $1.2 million from Kirin. The decrease of $3.2 million was due primarily to a decrease in revenues earned from our collaboration with Chiron during 1999 due to minimum production requirements being higher under the Chiron agreement in 1998, and additionally some of the scheduled requirements for the first half of 1999, and therefore our recognition of that revenue, were accelerated into 1998.

  Operating Expenses

     Comparison of Years Ended December 31, 2000 and 1999. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $12.0 million to $38.3 million for 2000 compared to $26.3 million for 1999.

     For 2000, our research and development expenses increased by $10.8 million to $29.0 million compared to $18.2 million for 1999. This increase in our research and development expenses was primarily attributable to $5.1 million increase in costs associated with the addition of scientific and bioinformatic personnel, $1.9 million increase in outside contract services, $2.5 million increase in supplies purchases related to our collaborations, a $0.6 million write-off of certain capitalized software development costs and an increase in production throughput in our gene discovery and complete gene sequencing programs.

     Our general and administrative expenses increased $1.2 million to $9.3 million in 2000 compared to $8.1 million in 1999. The increase in general and administrative expenses during 2000 included $0.8 million increase in rent expenses associated with the new leased facilities for laboratory and office expansion which is expected to be occupied during 2001, $0.5 million increase in recruiting and salary expenses, plus increases in legal expenses related to our patent litigation with Affymetrix, and other outside services.

     We expect operating expenses to increase during 2001 as we plan to continue research and development of our therapeutic protein candidates, expansion of our facilities to support our research and development efforts, further development of SBH technology applications, and efforts related to prosecuting and enforcing our intellectual property rights, including expenses related to our patent litigation with Affymetrix.

     The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, this could significantly harm our business, financial condition and results of operations, and may require us to delay or eliminate one or more of our research or development programs and/or delay the build out and occupation of our new leased facilities. See
"-- Liquidity and Capital Resources."

     Comparison of Years Ended December 31, 1999 and 1998. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, decreased by $2.4 million to $26.3 million for 1999 compared to $28.7 million for 1998.

     For 1999, our research and development expenses decreased by $1.0 million to $18.2 million compared to $19.2 million for 1998. Our lower 1999 research and development expenses primarily reflect lower material consumption costs resulting from decreased gene screening activities during our facilities expansion in 1999, partially offset by higher salary expenses, increased depreciation and rental expenses associated with the expansion of our facilities, and increased expenditures related to prosecuting and enforcing our intellectual property rights.

     For 1999, our general and administrative expenses decreased by $1.4 million to $8.1 million compared to $9.5 million in 1998. The decrease in general and administrative expenses during 1999 resulted primarily from lower legal expenses during this period. Legal expenses decreased, in part, due to delayed activity in our litigation with Affymetrix while awaiting the results of the November 1998 claims construction hearing that the Court released in October 1999. The decrease in legal expenses was partially offset by increased staffing costs and higher costs associated with business development.

  Interest Income and Expense, Net

     Comparison of Years Ended December 31, 2000 and 1999. Our interest income and expense, net decreased by $0.8 million to $0.5 million for 2000 compared to $1.3 million for 1999. This decrease in 2000 resulted from lower cash and investment balances held by us and higher interest expense from our increased financing activities.

     Comparison of Years Ended December 31, 1999 and 1998. Our interest income and expense, net decreased by $1.4 million to $1.3 million for 1999 compared to $2.7 million for 1998. This decrease in 1999 resulted from lower cash and investment balances held by us and higher interest expense from our increased financing activities.

  Net Loss

     Since our inception, we have incurred net losses, and as of December 31, 2000, we had an accumulated deficit of $71.9 million. During 2000, we incurred a net loss of $22.3 million as compared to an $18.5 million net loss in 1999 and a net loss of $16.4 million in 1998. We expect to continue to incur significant net losses, which may increase substantially as we pursue research and development of our therapeutic protein candidates and other operations, and prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and Cash Equivalents and Short-Term Investments

     Comparison of Years Ended December 31, 2000 and 1999. As of December 31, 2000, we had $2.7 million in cash and cash equivalents. These amounts reflect a net decrease of $27.9 million from the $30.6 million in cash, cash equivalents and short-term investments we had as of December 31, 1999. This decrease resulted primarily from $21.0 million of net cash used in operating activities plus $8.3 million investments in equipment and capitalized software.

     In 2000, we entered into a new facilities lease to accommodate a planned expansion of our biopharmaceutical development efforts. We are currently building this space out to meet our specifications. In order to continue with and complete this build out, we will need to secure additional financing before the end of the 2001 fiscal year. In connection with the execution of this lease, we paid $2.0 million in advance rent and a security deposit of $0.4 million. The advance rent and security deposit are accounted for as a prepaid asset and as other assets, respectively. Lease payments over the eleven-year term of the lease total approximately $42.0 million.

     In November 2000, we received a commitment from our Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through November 29, 2002. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. The promissory note issued pursuant to such line of credit may be converted at our option into shares of our common stock at fair market value on the day we elect such conversion. On March 20, 2001, our Board of Directors decided to complete the draw down of the balance of the $20.0 million available under the line of credit and pay off the outstanding principal balance in shares of our common stock, as provided in the agreement. As a consequence, we issued 2,237,637 shares of common stock to our Chairman in satisfaction of $20.0 million of outstanding principal under the line of credit. See Note 10 of Notes to Consolidated Financial Statements.

     All of our investments in marketable securities have had maturities of less than one year, have been considered available-for-sale and as such have been classified as short-term investments. We have held our cash equivalents and investments in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments. At December 31, 2000, we did not hold any marketable securities.

     In addition, we have $2.1 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with a facility lease. Provided that no event of default under the lease occurs, the letter of credit and the cash collateralizing it will be reduced by $0.5 million per year commencing in July 2001. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

  Cash Used in Operating Activities

     Comparison of Years Ended December 31, 2000 and 1999. The amount of net cash used by operating activities increased by $8.0 million to $21.0 million in 2000 from $13.0 million in 1999. This increase in cash used for operations in 2000 compared to 1999 was due primarily to increased research and development expenses related to our collaborations, our product candidates and our complete gene sequencing programs, increased scientific personnel headcount and addition of new leased facilities for laboratory and office expansion and payment of advanced rent on our new lease facilities, partially offset by a decrease in accounts receivable and increased amounts received from collaborative partners.

     Comparison of Years Ended December 31, 1999 and 1998. The amount of net cash used in operating activities increased by $1.3 million to $13.0 million during 1999 from $11.7 million in 1998. The increase in cash used for operations for 1999 compared to 1998 was due primarily to a significant increase in our accounts receivables balance, increased expenses related to our complete gene sequencing programs, expansion of our functional genomics and protein purification efforts to support research and development of our therapeutic protein candidates, and efforts related to prosecuting our intellectual property rights. This increase in cash used in operations for 1999 was partially offset by lower spending related to enforcing our intellectual property rights.

  Cash Provided by Investing Activities

     Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

     Comparison of Years Ended December 31, 2000 and 1999. Net cash provided by investing activities increased by $5.2 million to $8.7 million in 2000 compared to $3.5 million in 1999. The increase was primarily due to higher net redemptions of short-term investments which were higher in 2000 than 1999, partially offset by higher purchases of equipment used to support our expanding research and development activities and investment in capitalized software. In 2000, all of our short-term investments were reinvested upon maturity into commercial paper with maturities of less than 90 days.

     Comparison of Years Ended December 31, 1999 and 1998. Net cash provided by investing activities decreased by $1.0 million to $3.5 million for 1999 compared to $4.5 million for 1998. Our capital expenditures slightly decreased in 1999 primarily due to lower expenditures related to the facilities expansion compared to 1998. Offsetting this, our net redemptions of short-term investments were lower in 1999 than in 1998.

  Cash Provided by Financing Activities

     Comparison of Years Ended December 31, 2000 and 1999. Net cash provided by financing activities decreased slightly to $1.3 million in 2000 compared to $1.6 million in 1999. The decrease was primarily due to lower proceeds from financing arrangements, partially offset by higher proceeds from employee stock option exercises and higher payments on loan obligations. In 2000, we borrowed the remaining $2.0 million of a $5.0 million asset-backed financing commitment obtained in 1999.

     Comparison of Years Ended December 31, 1999 and 1998. Net cash provided by financing activities decreased by $4.0 million to $1.6 million for 1999 compared to $5.6 million for 1998. The net cash provided in 1999 was primarily derived from $3.0 million of proceeds we received from asset-backed financing. The financing was partially offset by higher payments on loan obligations. In 1998, the net cash provided by financing activities resulted primarily from our $5.0 million asset-backed financing and higher proceeds from employee stock option exercises.

     We anticipate that existing capital resources, anticipated cash from existing collaborative partners and commitments will be sufficient to support our current biopharmaceutical research and development and other operations through 2001. However, we plan to seek additional funding prior to that time in order to finance the expansion of our biopharmaceutical research and the build out of our new leased facilities to support such research. If we do not obtain adequate financing or revenue in a timely manner, this could significantly harm our business, financial condition and results of operations, and may require us to delay, scale back or eliminate one or more of our research or development programs, discontinue the build out of our new leased facilities, or relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our business, financial condition and operating results.

     Our future capital requirements and the adequacy of our available funds will depend on many factors, including, but not limited to:

     - continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our therapeutic protein candidates;

     - the cost involved in our facilities expansion to support research and development of our therapeutic protein candidates;

     - our ability to attract additional financing on favorable terms;

     - the magnitude and scope of our research and development programs, including development of therapeutic protein candidates and SBH technology and applications;

     - our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

     - our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

     - the cost of prosecuting and enforcing our intellectual property rights, including our patent litigation with Affymetrix;

     - the cost of manufacturing material for preclinical, clinical and commercial purposes;

     - the time and cost involved in obtaining regulatory approvals;

     - our need to develop, acquire or license new technologies or products;

     - competing technological and market developments; and

     - other factors not within our control.

     We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and 138, shall be effective for the Company January 1, 2001. Implementation of SFAS 133, as amended, will not have a material effect on the Company's results of operations or financial position as the Company holds no derivative instruments.

ITEM 7A.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Rate Risk

     We have exposure to changes in interest rates in our short term investments, which are held primarily in money market accounts which earn interest at variable rates. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuee. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

     We also have exposure to changes in interest rates in our line of credit with our Chairman, which bears interest at the prime rate plus one percentage point. See Note 10 of Notes to Consolidated Financial Statements.

     Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days.

     Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest.

     The table below presents the amounts and related interest rates of our short-term investments, restricted cash, lease obligations and line of credit at December 31, 2000:

                                                        AVERAGE       CARRYING
                                                         RATE          AMOUNT
                                                        -------    --------------
                                                                   (IN THOUSANDS)
Short-term investments................................    5.50%        $2,699
Restricted cash.......................................    6.42%        $2,106
Lease obligation......................................   11.90%        $7,100
Line of credit........................................     N/A%        $   --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Hyseq, Inc.'s financial statements and notes thereto appear on pages 35 to 54 of this Annual Report on Form 10-K.

                                                              PAGE
                                                              NO.
                                                              ----
Report of KPMG LLP, Independent Auditors....................   35
Report of Ernst & Young LLP, Independent Auditors...........   36
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   37
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   38
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   40
Notes to Consolidated Financial Statements..................   41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Hyseq, Inc.

     We have audited the accompanying consolidated balance sheet of Hyseq, Inc. as of December 31, 2000, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyseq, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

San Francisco, California
February 2, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Hyseq, Inc.

     We have audited the accompanying consolidated balance sheet of Hyseq, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyseq, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 2000

                                  HYSEQ, INC.

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                     ASSETS

                                                                AT DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash and cash equivalents...................................  $  2,699    $ 13,675
Short-term investments......................................        --      16,962
Accounts receivable.........................................        22       1,250
Prepaid rent................................................     2,224         117
Other current assets........................................       682         994
                                                              --------    --------
          Total current assets..............................     5,627      32,998
Cash on deposit.............................................     2,106       2,106
Equipment, leasehold improvements and capitalized software,
  net.......................................................    12,465       8,427
Patents, licenses and other assets, net.....................     1,090       1,833
                                                              --------    --------
          Total assets......................................  $ 21,288    $ 45,364
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  1,979    $  1,473
Accrued professional fees, related parties..................        --         119
Accrued professional fees, other............................       833       1,659
Accrued vacation............................................       556         237
Other current liabilities...................................       659         343
Deferred revenue............................................     1,798       5,000
Current portion of capital lease and loan obligations.......     2,379       2,090
                                                              --------    --------
          Total current liabilities.........................     8,204      10,921
Noncurrent portion of capital lease and loan obligations....     4,722       5,221
                                                              --------    --------
          Total liabilities.................................    12,926      16,142
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001; 8,000,000 shares
  authorized; none issued and outstanding as of December 31,
  2000 and 1999.............................................        --          --
Common stock, par value $0.001; 50,000,000 shares
  authorized; 13,722,388 and 13,083,242 issued and
  outstanding as of December 31, 2000 and 1999,
  respectively..............................................        14          13
Additional paid-in capital..................................    80,278      82,450
Notes receivable from stockholders..........................        --      (3,503)
Deferred stock compensation.................................        (8)        (37)
Accumulated other comprehensive loss........................        --         (32)
Accumulated deficit.........................................   (71,922)    (49,669)
                                                              --------    --------
          Total stockholders' equity........................     8,362      29,222
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 21,288    $ 45,364
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Contract revenues..........................................  $ 15,604    $  6,397    $  9,590
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    29,018      18,157      19,207
  General and administrative...............................     9,315       8,101       9,495
                                                             --------    --------    --------
          Total operating expenses.........................    38,333      26,258      28,702
                                                             --------    --------    --------
Loss from operations.......................................   (22,729)    (19,861)    (19,112)
Interest income............................................     1,347       2,004       2,919
Interest expense...........................................      (871)       (690)       (176)
                                                             --------    --------    --------
Net loss...................................................  $(22,253)   $(18,547)   $(16,369)
                                                             ========    ========    ========
Basic and diluted net loss per share.......................  $  (1.65)   $  (1.43)   $  (1.27)
                                                             ========    ========    ========
Weighted average shares used in computing basic and diluted
  net loss per share.......................................    13,449      13,004      12,839
                                                             ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                            NOTES                       ACCUMULATED
                                           COMMON STOCK     ADDITIONAL    RECEIVABLE                       OTHER
                                          ---------------    PAID-IN         FROM         DEFERRED     COMPREHENSIVE   ACCUMULATED
                                          SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION       LOSS          DEFICIT
                                          ------   ------   ----------   ------------   ------------   -------------   -----------
BALANCE AT DECEMBER 31, 1997............  12,734    $13      $81,782       $(3,658)        $(445)          $ (6)        $(14,749)
Cash payments of note receivable from
  stockholders..........................      --     --           --           155            --             --               --
Issuance of common stock upon exercise
  of stock option grants................      24     --           46            --            --             --               --
Issuance of common stock upon cashless
  exercise of warrants..................     173     --          500            --            --             --               --
Amortization of deferred compensation...      --     --           --            --           319             --               --
Cost to repurchase stock for ESPP.......      --     --           --            --            --             --               (4)
Comprehensive loss:
  Net loss..............................      --     --           --            --            --             --          (16,369)
  Other comprehensive income (loss).....      --     --           --            --            --             (8)              --
Comprehensive loss......................
                                          ------    ---      -------       -------         -----           ----         --------
BALANCE AT DECEMBER 31, 1998............  12,931    $13      $82,328       $(3,503)        $(126)          $(14)        $(31,122)
                                          ======    ===      =======       =======         =====           ====         ========
Issuance of common stock upon exercise
  of stock options and under ESPP.......     152     --          122            --            --             --               --
Amortization of deferred compensation...      --     --           --            --            89             --               --
Comprehensive loss:
  Net loss..............................      --     --           --            --            --             --          (18,547)
  Other comprehensive income (loss).....      --     --           --            --            --            (18)              --
Comprehensive loss......................
                                          ------    ---      -------       -------         -----           ----         --------
BALANCE AT DECEMBER 31, 1999............  13,083    $13      $82,450       $(3,503)        $ (37)          $(32)        $(49,669)
                                          ======    ===      =======       =======         =====           ====         ========
Issuance of common stock upon exercise
  of stock options and under ESPP.......     560      1        1,481            --            --             --               --
Issuance of common stock upon cash
  exercise of warrants..................       1     --            6            --            --             --               --
Issuance of common stock upon cashless
  exercise of warrants..................     149     --           --            --            --             --               --
Compensation expense related to SAB
  option grants.........................      --     --          157            --            --             --               --
Notes receivable from stockholders
  repaid by surrendering shares of
  stock.................................     (71)    --       (3,816)        3,503            --             --               --
Amortization of deferred compensation...      --     --           --            --            29             --               --
Comprehensive loss:
  Net loss..............................      --     --           --            --            --             --          (22,253)
  Other comprehensive income (loss).....      --     --           --            --            --             32               --
Comprehensive loss......................
                                          ------    ---      -------       -------         -----           ----         --------
BALANCE AT DECEMBER 31, 2000............  13,722    $14      $80,278       $    --         $  (8)          $ --         $(71,922)
                                          ======    ===      =======       =======         =====           ====         ========


                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                          -------------
BALANCE AT DECEMBER 31, 1997............    $ 62,937
Cash payments of note receivable from
  stockholders..........................         155
Issuance of common stock upon exercise
  of stock option grants................          46
Issuance of common stock upon cashless
  exercise of warrants..................         500
Amortization of deferred compensation...         319
Cost to repurchase stock for ESPP.......          (4)
Comprehensive loss:
  Net loss..............................     (16,369)
  Other comprehensive income (loss).....          (8)
                                            --------
Comprehensive loss......................     (16,377)
                                            --------
BALANCE AT DECEMBER 31, 1998............    $ 47,576
                                            ========
Issuance of common stock upon exercise
  of stock options and under ESPP.......         122
Amortization of deferred compensation...          89
Comprehensive loss:
  Net loss..............................     (18,547)
  Other comprehensive income (loss).....         (18)
                                            --------
Comprehensive loss......................     (18,565)
                                            --------
BALANCE AT DECEMBER 31, 1999............    $ 29,222
                                            ========
Issuance of common stock upon exercise
  of stock options and under ESPP.......       1,482
Issuance of common stock upon cash
  exercise of warrants..................           6
Issuance of common stock upon cashless
  exercise of warrants..................          --
Compensation expense related to SAB
  option grants.........................         157
Notes receivable from stockholders
  repaid by surrendering shares of
  stock.................................        (313)
Amortization of deferred compensation...          29
Comprehensive loss:
  Net loss..............................     (22,253)
  Other comprehensive income (loss).....          32
                                            --------
Comprehensive loss......................     (22,221)
                                            --------
BALANCE AT DECEMBER 31, 2000............    $  8,362
                                            ========

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(22,253)   $(18,547)   $(16,369)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization of patents and
       licenses............................................     3,095       2,876       1,691
     Stock compensation expense............................       157          --          --
     Amortization of deferred stock compensation...........        29          89         319
     Non-cash change in deferred revenue...................   (11,954)         --          --
     Loss on disposal of assets............................       578          --          --
     Realized gain (loss) on short-term investments........        --         (18)         (8)
  Changes in operating assets and liabilities:
     Accounts receivable...................................     1,228        (599)      1,535
     Prepaid rent..........................................    (2,107)        (11)        (27)
     Other current assets..................................        17          18        (187)
     Intangible and other assets...........................      (639)     (1,158)        (94)
     Deferred revenue......................................    10,666       5,000          --
     Accounts payable......................................       506        (432)        334
     Accrued professional fees.............................      (945)        203         991
     Accrued vacation......................................       319         (39)       (109)
     Other current liabilities.............................       316        (406)        227
                                                             --------    --------    --------
          Net cash used in operating activities............   (20,987)    (13,024)    (11,697)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................    (8,269)     (4,374)     (4,581)
  Purchases of short-term investments......................   (57,101)    (16,382)    (44,511)
  Maturities of short-term investments.....................    74,095      24,300      53,561
  Proceeds from sale of fixed assets.......................         9          --          --
                                                             --------    --------    --------
          Net cash provided by investing activities........     8,734       3,544       4,469
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing arrangements.....................     2,073       3,001       5,324
  Payment on capital lease and loan obligations............    (2,283)     (1,523)       (442)
  Repurchases of common stock..............................        --        (115)         (4)
  Payment of stockholder notes receivable..................        --          --         155
  Proceeds from issuance of common stock, net of issuance
     costs.................................................     1,487         237         546
                                                             --------    --------    --------
          Net cash provided by financing activities........     1,277       1,600       5,579
                                                             --------    --------    --------
Net decrease in cash.......................................   (10,976)     (7,880)     (1,649)
Cash and cash equivalents at beginning of year.............    13,675      21,555      23,204
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  2,699    $ 13,675    $ 21,555
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid............................................  $    868    $    690    $    176
                                                             ========    ========    ========
  Noncash investing and financing activities:
     Cashless exercise of stock options....................  $    687    $     --    $     74
                                                             --------    --------    --------
     Cashless exercise of warrants.........................  $    745    $    206    $     --
                                                             --------    --------    --------

          See accompanying Notes to Consolidated Financial Statements.

                                  HYSEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Hyseq, Inc. (the Company or Hyseq) was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. The Company's wholly-owned subsidiary, Hyseq Diagnostics, Inc., was formed as a Nevada corporation on July 18, 1995. The Company's other wholly-owned subsidiary, GeneSolutions Inc., was formed as a Nevada corporation on July 23, 1999.

     Hyseq researches and develops biopharmaceutical products from its collection of novel genes discovered using its high-throughput screening platform, related to its proprietary sequencing-by-hybridization (SBH) technology. Hyseq has collaborations for discovering gene-based products and for commercializing SBH technology applications.

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

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents. Investments with maturities of less than one year from the balance sheet date and with original maturities greater than 90 days are considered short-term investments. Investments consist primarily of money market accounts, commercial paper, certificates of deposit and other short-term instruments. This is consistent with the Company's policy to maintain high liquidity and ensure safety of principal.

     The Company's short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive loss in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and expense. Interest and dividends on securities classified as available-for-sale are included in interest income. The cost of securities sold is based on the specific identification method.

     At December 31, 2000, the Company did not hold any short-term investments.

  Equipment, Leasehold Improvements and Capitalized Software

     Equipment, leasehold improvements and capitalized software are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from three to five years, except that leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvement.

                                  HYSEQ, INC.

  Revenue Recognition

     Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the services are performed. Nonrefundable up-front payments received in connection with collaborative research agreements where the Company has no continuing performance obligation are recognized when receivable. When a continuing performance obligation exists, these revenues are deferred and recognized over the relevant periods of service, generally the research term.

     Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Source:
  BASF Plant Sciences GmbH..................................   75%        *         *
  Chiron Corporation........................................   21%       76%       84%
  Kirin Brewery Co. Ltd.....................................    *        19%       16%

- ---------------
* less than 10%

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. The implementation of SAB 101 should be accounted for as a cumulative effect of a change in accounting principle pursuant to APB 20. In March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB 101. In June 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. The Company adopted SAB 101 as of December 31, 1999. The implementation of SAB 101 did not have a material effect on the Company's results of operations and financial position.

  Revenues by Geographic Area

     Revenues by geographic area are based on customers' country of domicile rather than customer's shipping locations:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Revenues:
  Domestic..............................................  $ 3,639    $5,178    $8,090
  Germany...............................................   11,665        19        --
  Japan.................................................      300     1,200     1,500
                                                          -------    ------    ------
          Total revenues................................  $15,604    $6,397    $9,590
                                                          =======    ======    ======

  Stock-Based Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations, and to adopt the "disclosure only"

                                  HYSEQ, INC.

alternative described in SFAS No. 123. Stock options granted to non-employees are accounted for in accordance with SFAS No. 123.

  Research and Development

     Research and development costs are expensed to operations as incurred and include costs related to the Company's collaborations. Collaboration related costs of approximately $10.4 million, $7.0 million and $10.7 million were recorded in 2000, 1999 and 1998, respectively.

  Net Loss per Share

     Basic and diluted net loss per share are presented in conformity with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

     In 2000, 1999 and 1998, outstanding options and warrants of 1,513,000, 369,000 and 728,000 shares, respectively, (as determined using the treasury stock method) were not included as they were antidilutive.

  Segment Reporting

     To date, the Company has viewed its operations as principally one segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

  Reclassification

     Certain prior year amounts have been reclassified to conform to current year presentation.

 2. EQUIPMENT, LEASEHOLD IMPROVEMENTS AND CAPITALIZED SOFTWARE

     Equipment, leasehold improvements and capitalized software, net consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Machinery, equipment and furniture.......................  $ 8,535    $ 6,336
Computers and capitalized software.......................    7,633      4,991
Leasehold improvements...................................    5,191      2,901
                                                           -------    -------
                                                            21,359     14,228
Less: accumulated depreciation...........................   (8,894)    (5,801)
                                                           -------    -------
Equipment, leasehold improvements and capitalized
  software, net..........................................  $12,465    $ 8,427
                                                           =======    =======

     Depreciation expense totaled $3.1 million, $2.8 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Equipment and leasehold improvements at December 31, 2000 and 1999 include items under capitalized leases in the amount of $0.7 million and $0.6 million, respectively, and related accumulated depreciation of $0.5 million and $0.4 million at December 31, 2000 and 1999, respectively. These leases are secured by the equipment leased thereunder. During 2000, there were write-offs

                                  HYSEQ, INC.

of certain capitalized software totaling $0.6 million. These write-offs are included in research and development expenses in the accompanying Statement of Operations.

 3. ACCUMULATED OTHER COMPREHENSIVE LOSSES

     Accumulated other comprehensive income or loss consists entirely of unrealized gains and losses on securities. The change in accumulated other comprehensive income (loss) was $32,000, ($18,000) and ($8,000) in 2000, 1999 and 1998, respectively. This change consisted entirely of unrealized gains (losses) on securities.

 4. PATENTS, LICENSES AND OTHER ASSETS

  Patents and Licenses

     Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. Patent and license amortization expense was $27,633, $27,633 and $65,133 for the years ended December 31, 2000, 1999 and
1998, respectively. Patent amortization expense is recorded on a straight-line basis over the patent's estimated useful life which approximates 17 years.

  Patent License Agreement

     In 1994, the Company entered into a patent license agreement with an affiliate of the University of Chicago for an exclusive license to use certain proprietary technology developed by the Company's Chief Scientific Officer and to develop, use, and sell licensed products or processes. The Company issued 15,244 shares of Series A preferred stock (which converted to common stock in connection with the Company's initial public offering in 1997). The Company began paying minimum royalties of $25,000 per annum beginning in 1997 and increasing to $100,000 per annum in 1999, and will continue to pay minimum royalties at the rate of $100,000 per annum over the term of the agreement, which terminates upon the later to occur of (a) fifteen years after the date of the agreement or (b) the expiration of the last-to-expire patents of the licensed patent rights.

 5. CAPITAL LEASE AND LOAN OBLIGATIONS

     The Company has financed equipment purchases through capital lease and loan agreements. The capital lease and loan obligations are to be repaid over terms of 48 to 60 months at interest rates ranging from 8.10% to 14.98% and are secured by the related equipment.

     Future minimum payments under the capital lease and loan agreements are as follows (in thousands):

YEARS ENDING DECEMBER 31:
  2001.....................................................  $ 3,105
  2002.....................................................    2,938
  2003.....................................................    1,432
  2004.....................................................      871
  2005.....................................................      198
                                                             -------
          Total loan payments..............................    8,544
  Less: Amount representing interest.......................   (1,443)
                                                             -------
Present value of future loan payments......................    7,101
  Less: Current portion....................................   (2,379)
                                                             -------
Noncurrent portion.........................................  $ 4,722
                                                             =======

                                  HYSEQ, INC.

 6. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases two facilities under operating lease agreements that expire in June 2005. One of the leases has a five-year renewal option, which if exercised, would extend the lease to 2010. In June 2000 the Company leased an additional approximately 59,000 square feet of space at 225, 249 and 257 Humbolt Court in Sunnyvale, California, approximately one mile from our current operating facilities. The lease on this new space requires base lease payments on average of approximately $317,000 per month and extends through July 2011. Rental expense was approximately $2.1 million in 2000, $1.4 million in 1999, $1.1 million in 1998. The leases provide for scheduled rent increases annually over the terms of the leases. The rent is being recognized as expense on a straight-line basis.

     Minimum future rental commitments under non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

                                                        MINIMUM RENTAL
                                                         COMMITMENTS
                                                        --------------
YEAR ENDED DECEMBER 31,
  2001................................................     $ 4,674
  2002................................................       4,885
  2003................................................       5,103
  2004................................................       5,328
  2005................................................       4,717
  2006 and thereafter.................................      20,971
                                                           -------
                                                           $45,678
                                                           =======

  Letter of Credit

     In accordance with the terms of a facility lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2.0 million as partial security for the Company's lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2.1 million restricted cash on deposit with the Company's primary bank as security for the letter of credit. Provided that no event of default under the lease has occurred, the letter of credit and the cash collateralizing it will be reduced by $0.5 million commencing in July 2001 and will be further reduced by $0.5 million each year thereafter. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives interest earned thereon.

  Contingencies

     On March 3, 1997, the Company sued Affymetrix, Inc. in the U.S. District Court for the Northern District of California, San Jose Division, alleging infringement by Affymetrix of its U.S. Patent Nos. 5,202,231 and 5,525,464 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C 97-20188 RMW (PVT)) (Hyseq I). On May 5, 1997, the Company filed an Amended Complaint. On December 9, 1997, the Company filed a second lawsuit against Affymetrix alleging infringement by Affymetrix of its U.S. Patent No. 5,695,940 (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-97 4469 THE) (Hyseq II). On April 22, 1998 the two cases were consolidated before Judge Ronald M. Whyte.

     The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, the Company's patents covering SBH technology. Through the lawsuit, the Company seeks both to enjoin Affymetrix from infringing its patents covering SBH technology and an award of monetary damages for Affymetrix' past

                                  HYSEQ, INC.

infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against the Company. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by the Company on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued a claims construction Order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. Affymetrix and the Company submitted briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the claims construction Order. On July 27, 2000, the Court issued a modified claims construction Order. Affymetrix and the Company are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While the Company believes it has asserted valid claims and has meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that the Company will prevail in these actions.

     On August 18, 1998, Affymetrix filed suit against the Company in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company infringed two of Affymetrix' U.S. Patents Nos. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192).
Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel was held on July 10, 2000. A claims construction hearing was held November 29 - 30, 2000 with respect to U.S. Patents Nos. 5,445,934, 5,744,305, 5,800,992 and 5,795,716. The Court issued an Order on
January 22, 2001 construing certain claim terms and requesting additional briefing regarding U.S. Patent No. 5,800,992. The Company believes that Affymetrix' allegations are without merit and intends to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

     On October 26, 1999, the Company filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) (Hyseq III), alleging infringement by Affymetrix of its U.S. Patent No. 5,972,619 ('619 Patent). The Company also alleges that Affymetrix' U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by the Company's scientists and is claimed and covered by its '619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to the Company's '619 Patent. On December 9, 1999, the Company filed a reply to the counterclaim in which it denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. A Case Management Conference was held on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc. On September 6, 2000, the Company filed a motion seeking the Court's permission to supplement its complaint in Hyseq III to add a claim for infringement by Affymetrix of its U.S. Patent No. 6,018,041 ('041 patent), which was issued on January 25, 2000. On November 2, 2000, Judge Fogel granted the motion. On October 12, 2000, Affymetrix filed an Ex Parte application before Judges Fogel and Whyte requesting reassignment of the Company's infringement claims under the '619 patent from Judge Fogel to Judge Whyte. On November 2, 2000, Judges Fogel and Whyte reassigned the Company's

                                  HYSEQ, INC.

infringement claims against Affymetrix under the '619 patent (as well as its infringement claims against Affymetrix under the '041 patent) to Judge Whyte, and ordered that the claim construction of the '619 patent claims would proceed before Judge Whyte. On March 20, 2001, the Court issued a tentative Claims Construction Order construing terms in the '619 patent. In the Order, Judge Whyte indicated that the tentative order will be adopted as the Claims Construction Order unless one of the parties files a written request for a hearing within 15 days.

     On January 20, 2001, the USPTO Board of Patent Appeals and Interferences declared an interference between one of the Company's pending patent applications covering subject matter related to SBH technology and Affymetrix' issued patent no. 5,795,716 (Chee and Lipshutz v. Drmanac and Crkvenjakov). The Company is the senior party to the interference.

     The Company has incurred substantial costs and expended substantial personnel time in asserting its patent rights and defending its technology against Affymetrix and may continue to incur such costs in asserting its patent rights and defending its technology against Affymetrix or others. There can be no assurance that the Company will be successful in these efforts. Failure to successfully enforce the Company's patent rights or the loss of these patent rights covering SBH technology could remove a legal obstacle to competitors in designing platforms with similar competitive advantages.

 7. COLLABORATIVE AGREEMENTS

     In December 1999, the Company entered into a collaboration with American Cyanamid Company in which the Company uses its screening-by-hybridization technology to target agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH (BASF). The collaboration provides for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement for up to four additional one-year terms. Subject to compliance with the terms of the contract, the Company expects to recognize revenue from this collaboration over the term of the agreement as services are performed. Total revenue recognized in 2000 under the agreement was $11.7 million. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. The Company will receive royalties on any such products. The agreement requires the Company to generate data at a specified level per year that, if not met, could result in its breach of the agreement.

     In October 1998, the Company entered into a collaboration with Kirin Brewery Co. Ltd. (Kirin), in which the Company used its proprietary gene discovery technologies to target novel genes relating to a specific growth factor activity from certain cell lines provided by Kirin. The Company retains exclusive rights to develop and market pharmaceutical products resulting from the collaboration in North America, subject to milestone and royalty payments to Kirin. Kirin retains equivalent rights and obligations in Asia and Oceania. The Company and Kirin share such rights equally in Europe and the rest of the world. Under the terms of the agreement, Kirin paid the Company $3.0 million for the initial phase of the collaboration. Total revenue recognized in 2000, 1999 and 1998 under the agreement was $0.3 million, $1.2 million and $1.5 million, respectively. The agreement has been extended through March 2001.

     In May 1997, the Company entered into an exclusive collaboration with Chiron Corporation (Chiron). Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years and has been extended by Chiron for an additional two-year period. Chiron may extend the collaboration for one more two-year period. Chiron has the exclusive right to commercialize solid tumor therapeutics, diagnostic molecules and vaccines resulting from the collaboration. The Company will receive royalties on any such products. Concurrently with execution of the collaboration agreement in 1997, Chiron made an equity investment of $5.0 million in return for shares of the Company's preferred stock, which subsequently

                                  HYSEQ, INC.

converted into common stock upon the Company's initial public offering in 1997. Chiron also purchased shares of common stock directly from the Company in a private placement concurrent with the Company's initial public offering in 1997 for an aggregate purchase price of $2.5 million. Total revenue recognized in 2000, 1999, and 1998 under the agreement with Chiron was $3.3 million, $4.9 million, and $8.1 million, respectively, which the Company received as research funding payments and recognized as revenue as earned. The Company has no future performance obligations related to the revenue recognized in 2000, 1999 and 1998 and no portions of such revenues are refundable.

     In May 1997, the Company entered into an agreement with the Applied Biosystems Group of Applera Corporation (Applied Biosystems) to combine certain of the Company's chip technology and Applied Biosystems' life science system capabilities to commercialize the HyChip system. Pursuant to the terms of the agreement, the Company committed $5.0 million to further development of the Company's "chip" component of the HyChip system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $0.5 million was reimbursed to the Company under its NIST grant. As of December 31, 1998, the Company had satisfied the $5.0 million obligation under its agreement with Applied Biosystems. The collaboration has an initial term of five years and will be extended automatically thereafter unless the parties mutually agree to terminate the collaboration. Pursuant to the agreement, the design, development and manufacture of the HyChip "chip" is under the direction of the Company, while design, development, manufacture and marketing of the system is under the direction of Applied Biosystems. The HyChip system will be distributed through Applied Biosystems. In June 1997 Applied Biosystems made an equity investment of $5.0 million in return for shares of the Company's preferred stock, which subsequently converted into common stock upon the Company's initial public offering in 1997. Applied Biosystems also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering in 1997 for an aggregate purchase price of $5.0 million. The Company recognized approximately $0.3 million in revenue in each of 2000 and 1999 from Applied Biosystems from research funding reimbursement under the collaboration and from an expansion of the existing relationship as services were performed.

     In February 1998, the Company entered into a collaborative agreement with the University of California San Francisco (UCSF) to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the terms of the five-year agreement, the Company makes quarterly payments of approximately $0.1 million to UCSF in connection with the agreement to reimburse UCSF for direct and indirect expenses incurred in clinical sample collection and for research conducted.

 8. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 8,000,000 shares of preferred stock. The Company's Board of Directors may set the rights and privileges of any preferred stock issued.

     As of December 31, 2000 and 1999, there were no issued and outstanding shares of preferred stock. On June 5, 1998, Hyseq's Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series B Junior Participating Preferred Stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of the Company's outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors.

                                  HYSEQ, INC.

  Common Stock

     In January 2000, a former officer of the Company repaid two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $2,003,624. The notes were repaid by surrendering to the Company approximately 56,000 shares of common stock that were cancelled.

     In February 2000, a former officer and director of the Company repaid two promissory notes, which were recorded as a reduction to stockholders' equity, plus accrued interest totaling $1,811,208. The notes were repaid by surrendering to the Company approximately 15,000 shares of common stock that were cancelled.

  Deferred Compensation

     The Company recorded deferred compensation of $695,000 in 1997 representing the difference between the issuance and exercise prices related to stock awards and options and the fair value for financial reporting purposes of the Company's common stock. The deferred compensation is being amortized to expense over the vesting period of the options and over the two-year repurchase period for the stock awards. The deferred compensation expense was $29,000, $89,000, and $319,000 in 2000, 1999, and 1998, respectively. At December 31, 2000, the deferred compensation balance was approximately $8,000.

  Warrants

     As of December 31, 2000, warrants to purchase 312,881 shares of common stock were outstanding at exercise prices ranging from $3.42 to $5.21 ($3.79 weighted average exercise price) per share. These warrants are held by certain investors and executive officers and expire at various times between November 2001 and July 2002.

  Stock Option Plans

     In 1995, the Company's stockholders adopted the 1995 Employee Stock Option Plan (1995 Plan). The Company initially reserved a total of 1,152,000 common shares for issuance under the 1995 Plan. At the 1998 annual meeting, the Company's stockholders approved a proposal to increase the number of shares authorized for issuance under the Plan to 2,152,000. Options granted under the 1995 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of not less than fair value and nonstatutory options may be granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. At December 31, 2000, 1,181,518 options were outstanding under the 1995 Plan.

     The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the 1995 Plan. Each option gives the holder the right to purchase common stock at prices between $0.78 and $1.82 per share. In 1998, the Company granted options outside of any of the Company's stock option plans to purchase a total of 9,500 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $4.75 and $10.06 per share. The options vest over periods up to four years. In February 2000, an officer and director of the Company was granted an option to purchase 1,000,000 shares of common stock at $31.69 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option becomes exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. As of December 31, 2000, 1,276,946 options issued outside of any of the Company's stock option plans were outstanding.

     In 1997, the Company's stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan) providing for periodic stock option grants to non-employee directors of the Company. Under the

                                  HYSEQ, INC.

Directors Plan, each new, non-employee director receives a one-time grant of options to purchase 23,040 shares of common stock, of which options to purchase 11,520 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 5,760 shares each year (such that the amount received under the Directors Plan when added to all prior options granted to a director which vest in that year total 5,760) on the date of the annual meeting of the stockholders commencing in 1997. Options under the Directors Plan are granted at the fair market value of the Company's common stock on the date of the grant. In 2000, the Company's stockholders approved an amendment to the Directors Plan that changed the method for determining the number of shares granted under the Plan, and lengthened the vesting date for the new director's initial and first annual grants of options. Under the amendment, the number of shares that are granted will be equal to the lesser of the number determined by dividing $200,000 by the fair market value of our common stock on the date of grant, or 10,000 shares. The amendment also revised the vesting date for initial options that are granted when a new director joins our Board such that 50% of a new director's option will vest one year after the grant date and the other 50% will vest two years after the grant date. A total of 138,240 shares of common stock have been reserved for issuance under the Directors Plan, of which options to purchase 102,915 shares were outstanding at December 31, 2000.

     In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB Plan), which provides for periodic grants of non-qualified stock options to members of the Company's scientific advisory board and allows the Board of Directors to approve grants of stock options to consultants. A total of 30,000 shares of common stock have been reserved for issuance under the SAB Plan, of which options to purchase 5,000 shares were outstanding at December 31, 2000. The Company recorded compensation expense of $157,000 in accordance with SFAS 123 for stock options issued to non-employees during 2000, all of which became exercisable on the date of grant. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 10 years for the expected life of the option, 6.2% risk-free interest rate, and 1.11 volatility rate.

     The Directors Plan, the 1995 Plan, and the options granted to an officer and director to purchase 1,000,000 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

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

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                     2000           1999         1998
                                                   ---------      ---------    ---------
Volatility.......................................       1.38           1.64          .77
Risk-free interest rate..........................       6.14%          6.25%         4.8%
Dividend yield...................................         --             --           --
Expected life of option..........................  2.6 years      2.5 years    2.3 years

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

                                  HYSEQ, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, the pro forma adjustment to net income was not fully reflected until fiscal year 1999.

     The Company's pro forma information follows (in thousands, except for per share information):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss as reported...............................  $(22,253)   $(18,547)   $(16,369)
Pro forma net loss.................................   (42,717)    (19,484)    (16,896)
Basic and diluted net loss per share as reported...     (1.65)      (1.43)      (1.27)
Pro forma basic and diluted net loss per share.....     (3.18)      (1.50)      (1.31)

     A summary of the Company's stock option activity, and related information follows:

                                                   YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------
                                   2000                      1999                      1998
                          ----------------------    ----------------------    ----------------------
                                       WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                        AVERAGE                   AVERAGE                   AVERAGE
                          NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                           SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                          ---------    ---------    ---------    ---------    ---------    ---------
Options outstanding at
  beginning of period...  1,779,324     $ 3.80      1,583,558      $4.03      1,356,941      $3.88
  Options granted.......  1,500,275     $31.80        776,720      $3.77        424,780      $5.87
  Options exercised.....   (562,722)    $ 3.29       (144,466)     $1.96        (39,138)     $3.17
  Options canceled......   (150,498)    $ 7.19       (436,488)     $5.18       (159,025)     $7.91
                          ---------     ------      ---------      -----      ---------      -----
Options outstanding at
  end of period.........  2,566,379     $20.10      1,779,324      $3.80      1,583,558      $4.03
                          =========     ======      =========      =====      =========      =====

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                               OPTIONS OUTSTANDING
                  ---------------------------------------------      OPTIONS EXERCISABLE
                                 WEIGHTED-                        --------------------------
                                  AVERAGE          WEIGHTED-                    WEIGHTED-
    RANGE OF      NUMBER OF      REMAINING          AVERAGE       NUMBER OF      AVERAGE
 EXERCISE PRICE    SHARES     CONTRACTUAL LIFE   EXERCISE PRICE    SHARES     EXERCISE PRICE
- ----------------  ---------   ----------------   --------------   ---------   --------------
$ 0.78 - $  3.30    558,382         6.77             $ 2.67        268,840        $ 2.00
$ 4.17 - $  8.33    516,736         7.11             $ 5.43        296,607        $ 5.38
$10.06 - $ 31.00    385,861         9.70             $28.22         61,530        $24.23
$31.69 - $ 31.69  1,000,000         9.08             $31.69        333,333        $31.69
$31.88 - $101.44    105,400         9.49             $44.67         18,000        $48.47
                  ---------                                        -------
                  2,566,379         8.29             $20.10        978,310        $15.39
                  =========                                        =======

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $22.90, $3.52 and $3.71,
respectively.

  Employee Stock Purchase Plan

     In 1998, the Company's stockholders approved an Employee Stock Purchase Plan (ESPP), covering an aggregate of 50,000 shares of the Company's common stock. Each quarter, an eligible employee may elect to purchase shares of the Company's stock through payroll deductions at a price equal to the lower of 85% of the fair value of the stock as of the first business day of the quarter or the last business day. In 1999, the Company's stockholders approved an amendment to the Company's ESPP that increased the maximum

                                  HYSEQ, INC.

number of shares of common stock available for purchase under the Plan from 50,000 to 250,000. In the year ended December 31, 2000, 21,973 shares of the Company's stock were sold under the ESPP at a weighted-average price of $14.14 per share.

     In 1999, the Company adopted a Non-Qualified Stock Purchase Plan covering an aggregate of 50,000 shares of the Company's common stock, of which no shares were sold as of December 31, 2000.

 9. INCOME TAXES

     A summary of the components of income tax expense as of December 31, 2000 follows (in thousands):

                                                             CURRENT    DEFERRED    TOTAL
                                                             -------    --------    -----
Federal..................................................      --          --        --
State....................................................      --          --        --
                                                               --          --        --
          Total..........................................      --          --        --
                                                               ==          ==        ==

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income taxes and the actual provision for income taxes as of December 31, 2000 follows (in thousands):

Income tax at statutory rate (34%)..........................  (7,566)
Net losses and temporary differences for which no current
  benefit is recognized.....................................  11,322
Permanent differences.......................................  (3,756)
                                                              ------
Income tax expense reported.................................      --
                                                              ======

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $81.3 million and $22.2 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $3.8 million and $3.7 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2020, if not utilized. The State of California net operating losses will expire at various dates beginning in 2001 through 2010, if not utilized.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                                                         ----------    ----------
Deferred Tax Assets:
  Net operating loss carryforwards.....................   $ 28,971      $ 16,400
  Research and other credits...........................      6,564         3,100
  Capitalized research expenses........................        856         1,300
  Other -- net.........................................      1,362         1,300
                                                          --------      --------
          Total deferred tax assets....................     37,753        22,100
  Valuation allowance..................................    (37,753)      (22,100)
                                                          --------      --------
  Net deferred tax assets..............................   $     --      $     --
                                                          ========      ========

                                  HYSEQ, INC.

     Deferred tax assets are reduced by a valuation allowance as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased by $15.7 million, $8.3 million and $8.5 million for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

     Approximately $11.9 million of the federal net operating losses and $6.4 million of the state net operating losses relate to deductions from stock based compensation. No income statement benefit will result from the realization of these losses.

10. TRANSACTIONS WITH RELATED PARTIES

     As of December 31, 2000, 1999 and 1998, the Company had outstanding accounts payable balances of $44,882, $86,180 and $100,237, respectively, for professional services rendered by a law firm of which the spouse of the Company's then President and Chief Executive Officer was a member during these periods. The Company incurred legal fees and costs to this law firm of approximately $400,000, $441,000 and $979,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In November 2000, the Company received a commitment from its Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through November 29, 2002. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. The promissory note issued pursuant to such line of credit may be converted at the Company's option into shares of its common stock at fair market value on the day the Company elects such conversion. No amounts were drawn on this line of credit at December 31, 2000. In March 2001, the Company completed the draw down of the balance of the $20.0 million available under the line of credit and paid off the outstanding principal balance in shares of the Company's common stock as provided in the agreement. As a consequence, the Company issued 2,237,637 shares of common stock to its Chairman in satisfaction of $20.0 million of outstanding principal under the line of credit. In February 2000, the Company granted an option to its Chairman to purchase 1,000,000 shares as an incentive to join the Company as an employee. The Chairman receives no cash compensation as an employee and instead receives options to purchase 3,000 shares per month. However, to date, at the request of the Chairman, the Company has not granted the Chairman any equity incentives appropriate for an active Chairman of the Board, or in recognition of the line of credit that the Chairman made available to the Company. While the Board has taken no formal action to date, the Company believes that the Board is likely to take action in the future to provide appropriate incentives to the Chairman in order to ensure his continued active involvement in the Company.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized selected quarterly financial data is as follows (in thousands):

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   2000            2000           2000        2000
                                               ------------    -------------    --------    ---------
Contract revenues............................    $ 4,289          $ 5,936       $ 3,574      $ 1,805
                                                 -------          -------       -------      -------
  Loss from operations.......................    $(6,627)         $(4,199)      $(5,331)     $(6,572)
                                                 =======          =======       =======      =======
     Net loss................................    $(6,695)         $(4,116)      $(5,112)     $(6,330)
                                                 =======          =======       =======      =======
Basic and diluted net loss per share.........    $ (0.49)         $ (0.30)      $ (0.38)     $ (0.48)
                                                 =======          =======       =======      =======

                                  HYSEQ, INC.

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   1999            1999           1999        1999
                                               ------------    -------------    --------    ---------
Contract revenues............................    $ 1,112          $ 1,490       $ 1,043      $ 2,752
                                                 -------          -------       -------      -------
  Loss from operations.......................    $(5,284)         $(4,656)      $(4,882)     $(5,039)
                                                 =======          =======       =======      =======
     Net loss................................    $(5,078)         $(4,332)      $(4,534)     $(4,603)
                                                 =======          =======       =======      =======
Basic and diluted net loss per share.........    $ (0.39)         $ (0.33)      $ (0.35)     $ (0.36)
                                                 =======          =======       =======      =======

     Historically, the Company's revenues have varied considerably from period to period due to the nature of the Company's collaborative arrangements. As a consequence, the Company's results in any one quarter are not necessarily indicative of results to be expected for a full year.

     The fourth quarter of 2000 included (i) an adjustment to reduce contract revenues of approximately $402,000 and (ii) the write-off of certain capitalized software costs of approximately $562,000.

12. SUBSEQUENT EVENTS

     In January 2001, the Company entered into an employment agreement with an officer and director of the Company. Pursuant to the employment agreement, the officer will receive a severance package upon termination of his employment under certain conditions. In addition, the employment agreement provided that the officer would receive a payment of $4.0 million, less an offset measured by appreciation of certain vested options, if the officer were not promoted to the position of chief executive officer by July 1, 2002, or, if earlier, upon a change of control of the Company under certain circumstances. The officer was promoted to Chief Executive Officer in March 2001.

     Also pursuant to the employment agreement, the officer was granted an option to purchase 500,000 shares of common stock as an inducement to become an employee of the Company. Of the 500,000 shares, this officer was granted (i) an option under the Company's 1995 Employee Stock Option Plan to purchase 31,840 shares at an exercise price of $12.56 per share, the fair market value on the date of grant as determined under the 1995 Plan, which shares become exercisable in four equal annual installments commencing one year after the date of grant, and (ii) an option to purchase 468,160 shares at an exercise price of $12.50 per share, the closing price on the date of grant, of which 150,000 shares became exercisable immediately and the remainder become exercisable in four equal annual installments commencing one year after the date of grant. These option agreements provide for the acceleration of vesting of options upon certain specified events.

     Also pursuant to the employment agreement, the Company entered into a loan agreement with this officer. Under the terms of the loan agreement, the officer may borrow up to $2.0 million from the Company. The interest rate on the loan is the lowest applicable federal interest rate or such other higher rate of interest, if required, to constitute a market rate of interest as contemplated by the Rules and Regulations of the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission. Interest accrues but is deferred and all interest and principal is due in January 2006.

     The employment agreement provides that, at any time following his first year of employment but before the third anniversary of beginning his employment, this officer may forfeit the option to purchase 150,000 of the 500,000 shares of the option granted to him in exchange for $2.0 million plus the accrued interest under the loan agreement and the loan then becomes immediately due and payable. The guaranteed value of the 150,000 options at $2.0 million will be recognized ratably as compensation expense over the service period of one year.

     In November 2000, the Company received a commitment from its Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount secured by a promissory note. The promissory note issued pursuant to such line of credit may be converted at the Company's option into shares of its common stock at

                                  HYSEQ, INC.

fair market value on the day the Company elects such conversion. No amounts were drawn on this line of credit at December 31, 2000. On March 20, 2001, the Company's Board of Directors decided to complete the draw down of the balance of the $20.0 million available under the line of credit and pay off the outstanding principal balance in shares of the Company's common stock, as provided in the agreement. As a consequence, the Company issued 2,237,637 shares of common stock to its Chairman in satisfaction of $20.0 million of outstanding principal under the line of credit. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 21, 2000, the Company engaged the accounting firm of KPMG LLP
(KPMG) as its independent auditors to audit the Company's financial statements for its fiscal year ending December 31, 2000. The engagement of new independent auditors was approved by the Audit Committee and Board of Directors of the Company. The Company dismissed its former independent auditors, Ernst & Young (E&Y) effective as of April 7, 2000.

     During the fiscal years ended December 31, 1999 and 1998, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which would have caused E&Y to make reference in their report to such disagreements if not resolved to their satisfaction. E&Y's reports on the financial statements for the years ended December 31, 1999 and 1998, contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (Exchange Act), in connection with the Company's annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with the Company's annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with the Company's annual meeting of stockholders.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The Financial Statements and report of independent auditors required by this Item are submitted in a separate section, beginning on page 35 of this Report.

                                                              PAGE
                                                              NO.
                                                              ----
Report of KPMG LLP, Independent Auditors....................   35
Report of Ernst & Young LLP, Independent Auditors...........   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity.............   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

     (a)(2) The schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

     (a)(3) Exhibits

     The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials.

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
    3.1     Amended and Restated Articles of Incorporation of the
            Company, as amended*
   3.2(c)   Amended and Restated By-Laws of the Company
    4.1     Specimen Common Stock certificate*
    4.2     Form of Registration Rights Agreement*
    4.3     Form of Warrant Agreement*
    4.4     Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998**
   10.1     Form of Indemnification Agreement between the Company and
            each of its directors and officers*
   10.2     Stock Option Plan, as amended+***
   10.4     Non-Employee Director Stock Option Plan, as amended+****
   10.5     Patent License Agreement between Arch Development
            Corporation and Hyseq, Inc. dated June 7, 1994*
   10.6     Stock Purchase Agreement for Series B Convertible Preferred
            Stock dated May 28, 1997*
   10.7     Collaboration Agreement between Hyseq Inc. and Chiron
            Corporation dated May 28, 1997*
   10.9     Collaboration Agreement between Hyseq Inc. and The
            Perkin-Elmer Corporation dated May 28, 1997*
   10.11    Employee Stock Purchase Plan+*****
   10.12    Non-Qualified Employee Stock Purchase Plan********
   10.13    Scientific Advisory Board/Consultants Stock Option
            Plan********
   10.14    Collaboration Agreement between Hyseq, Inc. and American
            Cyanamid Company dated December 10, 1999******
   10.15    Line of Credit Agreement between Hyseq, Inc. and Dr. George
            B. Rathmann dated November 10, 2000*******
   10.16    Employment Agreement between Hyseq, Inc. and Ted W. Love
            dated January 11, 2001

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   10.17    Lease by and between AMB Property, L.P. and Hyseq, Inc.
            dated June 23, 2000
   21.1     Subsidiaries of Hyseq, Inc. as of December 31, 2000:
            GeneSolutions Inc., a Nevada corporation
            Hyseq Diagnostics, Inc., a Nevada corporation
   23.1     Consent of KPMG LLP, Independent Auditors
   23.2     Consent of Ernst & Young LLP, Independent Auditors

- ---------------
        * Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement filed on Form S-1, File No. 333-29091.

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

 ******* Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's report on Form 8-K, filed on December 14, 2000, File No. 000-22873.

******** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-22873.

        + Denotes compensation plan in which an executive officer or director participates.

     (b) Reports on Form 8-K.

     One report on Form 8-K was filed on behalf of the Company during the last quarter of the year ended December 31, 2000 (Form 8-K filed on December 14, 2000, which included as an exhibit the Line of Credit Agreement between Hyseq, Inc. and Dr. George B. Rathmann dated November 10, 2000).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 30, 2001.

                                          HYSEQ, INC.

                                          By:        /s/ TED W. LOVE
                                            ------------------------------------
                                                        Ted W. Love
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                   /s/ TED W. LOVE                             President and Chief Executive
- -----------------------------------------------------      Officer (Principal Executive Officer),
                     Ted W. Love                                          Director

                 /s/ MARK E. GITTER                               Chief Financial Officer
- -----------------------------------------------------   (Principal Financial and Accounting Officer)
                   Mark E. Gitter

               /s/ GEORGE B. RATHMANN                              Chairman of the Board
- -----------------------------------------------------
                 George B. Rathmann

                /s/ RADOJE T. DRMANAC                                     Director
- -----------------------------------------------------
                  Radoje T. Drmanac

               /s/ RAYMOND F. BADDOUR                                     Director
- -----------------------------------------------------
                 Raymond F. Baddour

                /s/ GRETA E. MARSHALL                                     Director
- -----------------------------------------------------
                  Greta E. Marshall

             /s/ THOMAS N. MCCARTER III                                   Director
- -----------------------------------------------------
               Thomas N. McCarter III

                 /s/ ERNST SCHWEIZER                                      Director
- -----------------------------------------------------
                   Ernst Schweizer

                 /s/ ROBERT D. WEIST                                      Director
- -----------------------------------------------------
                   Robert D. Weist

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
    3.1     Amended and Restated Articles of Incorporation of the
            Company, as amended*
   3.2(c)   Amended and Restated By-Laws of the Company
    4.1     Specimen Common Stock certificate*
    4.2     Form of Registration Rights Agreement*
    4.3     Form of Warrant Agreement*
    4.4     Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998**
   10.1     Form of Indemnification Agreement between the Company and
            each of its directors and officers*
   10.2     Stock Option Plan, as amended+***
   10.4     Non-Employee Director Stock Option Plan, as amended+****
   10.5     Patent License Agreement between Arch Development
            Corporation and Hyseq, Inc. dated June 7, 1994*
   10.6     Stock Purchase Agreement for Series B Convertible Preferred
            Stock dated May 28, 1997*
   10.7     Collaboration Agreement between Hyseq Inc. and Chiron
            Corporation dated May 28, 1997*
   10.9     Collaboration Agreement between Hyseq Inc. and The
            Perkin-Elmer Corporation dated May 28, 1997*
   10.11    Employee Stock Purchase Plan+*****
   10.12    Non-Qualified Employee Stock Purchase Plan********
   10.13    Scientific Advisory Board/Consultants Stock Option
            Plan********
   10.14    Collaboration Agreement between Hyseq, Inc. and American
            Cyanamid Company dated December 10, 1999******
   10.15    Line of Credit Agreement between Hyseq, Inc. and Dr. George
            B. Rathmann dated November 10, 2000*******
   10.16    Employment Agreement between Hyseq, Inc. and Ted W. Love
            dated January 11, 2001
   10.17    Lease by and between AMB Property, L.P. and Hyseq, Inc.
            dated June 23, 2000
   21.1     Subsidiaries of Hyseq, Inc. as of December 31, 2000:
            GeneSolutions Inc., a Nevada corporation
            Hyseq Diagnostics, Inc., a Nevada corporation
   23.1     Consent of KPMG LLP, Independent Auditors
   23.2     Consent of Ernst & Young LLP, Independent Auditors

- ---------------
        * Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Registration Statement filed on Form S-1, File No. 333-29091.

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

 ******* Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's report on Form 8-K, filed on December 14, 2000, File No. 000-22873.

******** Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-22873.

       + Denotes compensation plan in which an executive officer or director participates.