Form 10-Q
period 2001-03-31
HYSEQ INC
filed 2001-05-15
CIK 907654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        Commission File Number 000-22873

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

Yes [X]     No [ ]

               COMMON STOCK OUTSTANDING ON MAY 1, 2001: 16,002,754

                                   HYSEQ, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
Part I  Financial Information
          Item 1. Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...............   3
            Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001
              and 2000.....................................................................................   4
            Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
              and 2000.....................................................................................   5
            Notes to Condensed Consolidated Financial Statements...........................................   6
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....   8
          Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................  24
Part II Other Information
          Item 1. Legal Proceedings........................................................................  25
          Item 2. Change in Securities and Use of Proceeds.................................................  26
          Item 3. Defaults Upon Senior Securities..........................................................  26
          Item 4. Submission of Matters to a Vote of Security Holders......................................  26
          Item 5. Other Information........................................................................  26
          Item 6. Exhibits and Reports on Form 8-K.........................................................  26
Signature..................................................................................................  27

ITEM 1. FINANCIAL STATEMENTS

                                   HYSEQ, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                        2001              2000
                                                                                     ---------        ------------
                                                      ASSETS
Current Assets:
Cash                                                                                 $  14,814         $   2,699
Accounts receivable                                                                        184                22
Other current assets                                                                     3,137             2,906
                                                                                     ---------         ---------
    Total Current Assets                                                                18,135             5,627
Cash on deposit                                                                          2,106             2,106
Equipment, leasehold improvements and capitalized software, net                         14,271            12,465
Patents, licenses and other assets, net                                                  1,083             1,090
                                                                                     ---------         ---------
        Total Assets                                                                 $  35,595         $  21,288
                                                                                     =========         =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                     $   2,590         $   1,979
Accrued professional fees                                                                1,441               832
Other current liabilities                                                                1,770             1,215
Deferred revenue                                                                         1,320             1,799
Current portion of capital lease and loan obligations                                    2,437             2,379
                                                                                     ---------         ---------
    Total Current Liabilities                                                            9,558             8,204
Noncurrent portion of capital lease and loan obligations                                 4,104             4,722
                                                                                     ---------         ---------
        Total Liabilities                                                               13,662            12,926
                                                                                     ---------         ---------
Commitments and contingencies                                                               --                --
Stockholders' Equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued
    and outstanding as of March 31, 2001 and December 31, 2000                              --                --
Common stock, par value $0.001;  50,000,000 shares authorized; 15,996,994 and 13,722,388 issued and outstanding as of March 31, 2001 and
    December 31, 2000, respectively                                                         16                14
Additional paid-in capital                                                             100,519            80,278
Deferred stock compensation                                                                 (1)               (8)
Accumulated deficit                                                                    (78,601)          (71,922)
                                                                                     ---------         ---------
    Total stockholders' equity                                                          21,933             8,362
                                                                                     ---------         ---------
        Total liabilities and stockholders' equity                                   $  35,595         $  21,288
                                                                                     =========         =========

                      See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
Contract revenues                                      $  5,668       $  1,805
                                                       --------       --------
Operating expenses:
   Research and development                               9,051          5,787
   General and administrative                             3,003          2,590
                                                       --------       --------
      Total operating expenses                           12,054          8,377
                                                       --------       --------
      Loss from operations                               (6,386)        (6,572)
                                                                      --------
Interest income                                              64            449
Interest expense                                           (357)          (207)
                                                       --------       --------
      Net loss                                         $ (6,679)      $ (6,330)
                                                       ========       ========
Basic and diluted net loss per share                   $  (0.49)      $  (0.48)
                                                       ========       ========
Shares used in computing basic and diluted
   net loss per share                                    13,739         13,155
                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         -----------------------
                                                                                           2001           2000
                                                                                         --------       --------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (4,761)         1,212
                                                                                         --------       --------
Cash flow from investing activities:
    Purchases of property and equipment                                                    (2,807)        (1,922)
    Maturities of short-term investments                                                       --         12,475
                                                                                         --------       --------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (2,807)        10,553
                                                                                         --------       --------
Cash flow from financing activities:
    Payment on capital lease and loan obligations                                            (560)          (487)
    Proceeds from issuance of common stock, net of issuance costs                          20,000             --
    Proceeds from issuance of common stock upon exercise of option/ESPP                       243            481
                                                                                         --------       --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            19,683             (6)
                                                                                         --------       --------
Net increase  in cash and cash equivalents                                                 12,115         11,759
Cash and cash equivalents at beginning of period                                            2,699         13,675
                                                                                         --------       --------
Cash and cash equivalents at end of period                                               $ 14,814       $ 25,434
                                                                                         ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                   HYSEQ, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by Hyseq, Inc. ("Hyseq," the "Company," "we," "us," or "our") in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 31, 2001, the statements of operations for the three months ended March 31, 2001 and 2000, and the statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2.    Transactions with related parties

      Employment Agreement

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

      The employment agreement provides that, at any time following his first year of employment but before the third anniversary of beginning his employment, this officer may forfeit the option to purchase 150,000 of the 500,000 shares of the option granted to him in exchange for $2.0 million plus the accrued interest under the loan agreement and the loan then becomes immediately due and payable. The guaranteed value of the 150,000 options at $2.0 million is being recognized ratably as compensation expense over the service period of one year.

      Line of credit

      In November 2000, the Company received a commitment from its Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through November 29, 2002. Amounts outstanding under the line of credit were to bear interest at prime plus 1% and would be payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. The promissory note issued pursuant to such line of credit was convertible at the Company's option into shares of its common stock at fair market value on the day the Company elects such conversion. In March 2001, the Company completed the draw down of the balance of the $20.0 million available under the line of credit and paid off the outstanding principal balance in shares of its common stock as provided in the agreement. As a consequence, the Company issued 2,237,637 shares of common stock to its Chairman in satisfaction of $20.0 million in outstanding principal under the line of credit.

3.    Per share data

      In the first quarter of 2001, the Company issued 2,237,637 shares of common stock to its Chairman in satisfaction of $20.0 million of outstanding principal under the line of credit agreement with him, which the Company's stockholders are being asked to ratify at the Company's 2001 annual meeting of stockholders. These shares are not included in weighted-average shares outstanding in the earning per share calculation.

4.    Comprehensive Loss

      During the three months ended March 31, 2001 and 2000, the Company's comprehensive loss amounted to approximately $6.7 and $6.4 million, respectively. Total comprehensive loss includes net loss as of March 31, 2001, and net loss, and unrealized gains and losses on marketable securities as of March 31, 2000.

5.    Subsequent Events

      On April 30, 2001 the Company entered into an agreement to lease approximately 139,000 square feet of space in Sunnyvale, California. This space is located next door to the Company's main laboratory and office space. Future lease payments under this agreement total approximately $54.1 million over the ten-year term, which commences June 1, 2001. Pursuant to the lease, the Company is required to provide a letter of credit in the amount of $4.0 million as additional security for the lease, which requirement expires in 5 years if the Company is not in default under the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect," "should," "may," "potential" and similar expressions. Such statements are based on our management's current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under "Additional Factors that May Affect Future Results" set forth below. Actual results and performance could also differ materially from time to time from those projected in our filings with the Securities and Exchange Commission.

COMPANY OVERVIEW

      We are engaged in research and development of novel biopharmaceutical products from our collection of proprietary genes discovered using our high-throughput screening-by-hybridization platform. We believe our screening-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences. To date, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics and early stage research activities to prioritize our therapeutic protein candidates. As of March 1, 2001, we had filed patent applications on more than 5,600 full-length gene sequences. We are currently advancing two molecules, IL-1Hy1 with potential applications for inflammatory diseases and CD39L4 with potential applications for heart disease, into development in order to generate data required to file an Investigational New Drug (IND) application with the Food and Drug Administration (FDA). Meanwhile, we are expanding and accelerating our research activities to elucidate the role of other novel genes in our proprietary database. Our database includes genes which encode chemokines, growth factors, stem cell factors, interferons, integrins, hormones, receptors and other potential protein therapeutics or drug targets.

RESULTS OF OPERATIONS

Contract Revenues

      Comparison of the Three Months Ended March 31, 2001 and 2000.

      Revenues for the first quarter of 2001 were $5.7 million, compared to revenues of $1.8 million recorded for the same period in 2000. This increase was primarily due to higher revenues earned from our collaboration with BASF Plant Sciences GmbH (BASF), under which we provide gene screening services to target potential agricultural products. BASF contract revenue earned during the first quarter of 2001 was $5.2 million, during which period we were performing at full contractual capacity, compared with $0.3 million during the first quarter of 2000 when we were ramping up at the beginning of our collaboration. We expect to receive a $5.0 million payment from BASF each calendar quarter provided that we meet our obligations under the agreement. There are two years remaining of the term of our collaboration with BASF.

      Contract revenues earned during the first quarter of 2001 also included $0.4 million under our agreement with Chiron compared to $1.4 million in the first quarter of 2000. The decrease in revenue under our agreement with Chiron in the first quarter of 2001 compared to the same period in 2000 was primarily due to the substantial completion of our gene screening services for Chiron in the first half of 2000 and the end of the initial term of our three year collaboration in May 2000. In May 2000 Chiron elected to extend our agreement for an additional two years, pursuant to which Chiron pays us $1.0 million minimum annual research funding payments each extension year. Chiron has the right to extend the agreement for one additional period of two years beginning June 2002.

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

Operating Expenses

      Comparison of the Three Months Ended March 31, 2001 and 2000.

      Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $3.7 million to $12.1 million for the first quarter of 2001 compared to $8.4 million for the first quarter of 2000.

      For the first quarter of 2001, our research and development expenses increased by $3.3 million to $9.1 million compared to $5.8 million for the first quarter of 2000. Our increased research and development expenses reflect increased staffing and materials costs related to our biopharmaceutical research and increased contractual gene screening efforts under our collaboration with BASF.

      For the first quarter of 2001, our general and administrative expenses increased by $0.4 million to $3.0 million compared to $2.6 million in the first quarter of 2000. The increase in general and administrative expenses resulted primarily from increased rent expense, including the addition of newly leased laboratory and office space, and increased compensation expense due to the addition of senior executives.

      We expect operating expenses during the remainder of 2001 to increase moderately as we continue to expand research and development of our biopharmaceutical product candidates. The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, we may be required to delay or eliminate one or more of our research or development programs. Any such action could significantly harm our business and financial condition.

Interest Income and Expense

      Comparison of the Three Months Ended March 31, 2001 and 2000.

      Our interest income decreased by $0.4 million to $0.1 million for the first quarter of 2001 compared to $0.5 million for the first quarter of 2000. This decrease resulted from lower cash and investment balances. Our interest expense increased from $0.2 million to $0.4 million as a result of increased financed equipment debt under our loan agreements.

Net Loss

      Since our inception, we have incurred operating losses, and as of March 31, 2001 we had an accumulated deficit of $78.6 million. During the first quarter of 2001, we incurred a net loss of $6.7 million as compared to a $6.3 million net loss in the first quarter of 2000. This increase in net loss resulted primarily from our continued research and development of our biopharmaceutical product candidates. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash on Deposit

      As of March 31, 2001, we had $14.8 million in cash. These amounts reflect a net increase of $12.1 million from the $2.7 million in cash and cash equivalents we had as of December 31, 2000.

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

      In 2000, we entered into a new facilities lease to accommodate a planned expansion of our biopharmaceutical development efforts. In connection with the execution of this lease, we paid $2.0 million in advance rent and a security deposit of $0.4 million. The advance rent and security deposit are accounted for as a prepaid rent and as other assets, respectively. Lease payments over the eleven-year term of lease total approximately $42.0 million.

Cash Used in Operating Activities

      Comparison of the Three Months Ended March 31, 2001 and 2000.

      The amount of net cash used in operating activities was $4.8 million during the first quarter of 2001 as compared to net cash provided by operating activities of $1.2 million in the first quarter of 2000. The decrease in cash provided by operating activities for the first quarter of 2001 compared to the same period in 2000 was due primarily to higher research and development costs resulting from our biopharmaceutical development efforts. In addition, we experienced increased general and administrative costs due to the addition of senior executives, and decreased interest income resulting from lower cash balances.

Cash Used in Investing Activities

      Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

      Comparison of the Three Months Ended March 31, 2001 and 2000.

      Net cash used in investing activities was $2.8 million for the first quarter of 2001 compared to $10.6 million net cash provided by investing activities for the first quarter of 2000, a net change of $13.4 million. The decrease was primarily due to no new net redemptions of short-term investments during the first quarter of 2001, compared to $12.5 million in net redemptions of short-term investments in the first quarter of 2000. In addition, our leasehold improvements and equipment increased $0.9 million to $2.8 million for the first quarter of 2001 compared with $1.9 million during the first quarter of 2000, as we expanded laboratory space and infrastructure for our biopharmaceutical development efforts.

Cash Provided by Financing Activities

      Comparison of the Three Months Ended March 31, 2001 and 2000.

      Net cash provided by financing activities for the first quarter of 2001 was $19.7 million compared to a negligible amount for the first quarter of 2000.

      In November 2000, we received a commitment from our Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through November 29, 2002. Amounts outstanding under the line of credit were to bear interest at prime plus 1% and would be payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. The promissory note issued pursuant to such line of credit was convertible, only at our option, into shares of our common stock at fair market value on the day we elect such conversion. In March 2001, we completed the draw down of the balance of the $20.0 million available under the line of credit and paid off the outstanding principal balance in shares of our common stock as provided in the agreement. As a consequence, we issued 2,237,637 shares of common stock to our Chairman in satisfaction of $20.0 million in outstanding principal under the line of credit.

      In the current quarter, principal payments of capital leases and loan obligations were nearly flat with the same period last year at $0.6 million and $0.5 million respectively. Proceeds from the issuance of common stock upon the exercise of stock options were $0.2 million, down from $0.5 million during the first quarter of 2000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We Must Be Able to Continue to Secure Additional Financing

      Our business does not currently generate the cash needed to finance our operations. We will require substantial additional financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials and regulatory approval and marketing activities necessary to commercialize our potential products. Also, in pursuing our goal of building a fully-integrated biopharmaceutical company, we intend to expand our facilities and hire and train significant numbers of employees to staff these facilities, which will require substantial additional funds. We will need to secure additional financing within the next fiscal year in order to conduct our research and expand our facilities as we have planned. Unanticipated expenses, or unanticipated opportunities that require financial commitments, could give rise to requirements for additional financing sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or our facilities expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market ourselves. If we were required to grant such rights, the ultimate value of these product candidates to us would be reduced.

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

Our Ability To Commercialize Gene-Based Products is Unproven

      We have not developed any therapeutic or diagnostic products using proteins produced by the genes we have discovered. Before we make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. Moreover, with respect to biopharmaceutical products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. With respect to agricultural products, our collaboration partner may need to obtain regulatory approval before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce. Such determination process constitutes the first step in developing commercial products. We also have spent and expect to continue to spend significant amounts of time and money in developing our most advanced product candidates, IL-1Hy1 and CD39L4. However, a commercially viable product may never be developed from our gene discoveries.

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

      Certain of our patents protecting our SBH technology are filed only in the United States. Therefore, we currently are not able to prevent others from practicing SBH technology outside of the United States. Furthermore, although we intend to defend our patents, we may not prevail in a court case against others who use our SBH technology. We currently have two suits against, and are defending a countersuit and suit against us by, our competitor Affymetrix. We have claimed that Affymetrix has infringed our SBH patents and Affymetrix claims that our patents are invalid. If we lose our exclusive rights to SBH technology because of the litigation, then competitors could be free to design products that incorporate or use such technology. We have and will continue to incur substantial costs and expend substantial personnel time in defending our patents rights in court. See " Part II, Item 1. Legal Proceedings," for additional information.

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

Certain Litigation

      We have filed suit against Affymetrix alleging infringement of five of our patents related to our SBH technology. Affymetrix has filed a countersuit and a suit of its own alleging that our patents are invalid and that we infringe certain of Affymetrix's patents. We have incurred, and will continue to incur, substantial costs and personnel time in asserting our patent rights against Affymetrix, and in our defense in the suit brought by Affymetrix. We may not be successful in asserting our patent rights or in our defense against Affymetrix. We cannot assure you that any of our patents will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. Failure to enforce our patent rights successfully, or the loss of these patent rights covering our proprietary technologies, also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages, which could significantly harm our business, financial condition and operating results. See "Part II, Item 1. Legal Proceedings," for additional information.

Our Business is Difficult to Evaluate Because We Have Been Focused on Our Current Business Strategy for Only Approximately Three Years.

      Our company commenced operations in the fourth quarter of 1994. Our initial business focused on gene discovery using our screening-by-hybridization platform, and applications of our SBH technology including the HyChip system, although our vision has been to become a biopharmaceutical company. Not only is our operating history relatively short, but we began to transition our business strategy from gene discovery to research and development of potential therapeutic protein candidates in 1998. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of biopharmaceutical research and development, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early state of development, particularly companies in new and rapidly evolving markets such as research and development of gene-based products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We Lack Manufacturing Experience and We Intend to Rely Initially on Contract Manufacturers

      We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and will be subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an IND with the FDA and proceed with clinical trials for any of our therapeutic protein candidates. We are dependent on third-party contract research organizations to conduct certain research, including GLP toxicology studies in order to gather the data necessary to file an IND with the FDA for any of our therapeutic protein candidates. Our therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of cGMP materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (i) complete the GLP toxicology and other studies necessary to file an IND with the FDA, and (ii) produce a sufficient volume of cGMP material in order to conduct clinical trials of our therapeutic protein candidates. We cannot assure you that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our therapeutic protein candidates.

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

We Are Dependent on Key Personnel

      The success of our business is highly dependent on the principal members of our scientific and management staff. The loss of the services of any such individual might significantly delay or prevent us from achieving our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense. The ability to retain and attract qualified individuals is critical to our success. We may not be able to attract and retain qualified employees currently or in the future on acceptable terms, or at all. The failure to do so would significantly harm our business, financial condition and results of operations.

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

Future Sales of Our Common Stock May Depress Our Stock Price

      Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of May 1, 2001, we had 16,002,754 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), except for shares held by our affiliates. As of May 1, 2001, our affiliates hold 4,450,538 shares of our common stock which are transferable pursuant to Rule 144 as promulgated under the Securities Act, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have recently been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

      As of May 1, 2001, warrants to purchase 312,881 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 4,305,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 818,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of May 1, 2001, 150,000 of the 818,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

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

      -  our ability to enter into new strategic relationships;

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

      -  loss of key personnel;

      -  economic and other external factors;

      - announcements by governmental agencies which may have, or may be perceived to have, an impact on our potential products;

      -  developments in our litigation proceedings;

      -  changes in our earnings estimates;

      -  changes in accounting principles; and

      -  announcements by competitors.

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

FDA Regulatory Approval of Our Products is Uncertain; We Face Heavy Government Regulation

      Products such as those proposed to be developed by us or our collaboration partners, typically will be subject to an extensive regulatory process by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries before we may market and sell such products. In order to obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with cGMP requirements. In the event we or our collaboration partners, develop products classified as drugs, we and our collaboration partners will be required to obtain appropriate approvals as well.

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

There can be no assurance that research and development by others will not render the products which we may develop obsolete or uneconomical, or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes, which we designate as a product candidate before we do. Competition in this field is expected to intensify. Certain of our collaboration partners may now be, or could become, competitors.

      Competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of our SBH technology compete primarily with Affymetrix and Applied Biosystems. See "Part II, Item 1. Legal Proceedings," regarding our litigation with Affymetrix. Although we are collaborating with Applied Biosystems to develop an application of our SBH technology, Applied Biosystems presently markets gel sequencers, a well-established sequencing technology, which compete with applications of our SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of our SBH technology. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

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

We Face Product Liability Exposure and Potential Unavailability of Insurance

      We risk financial exposure to product liability claims in the event that the use of products developed by us or our collaboration partners, if any, result in personal injury. We may experience losses due to product liability claims in the future. We have obtained limited product liability insurance coverage. Such coverage, however, may not be adequate or may not continue to be available to us in sufficient amounts or at an acceptable cost, or at all. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing. A product liability claim or other claim, product recalls, as well as any claims for uninsured liabilities or in excess of insured liabilities, may significantly harm our business, financial condition and results of operations.

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

      In addition, the State of California has experienced natural gas and electricity problems which have resulted in rolling power blackouts. Power blackouts have disrupted our business, and may continue to disrupt our business, until these problems are resolved. In addition, we, like others, have experienced large increases in our natural gas rates and may experience steep increases in our electric rates. Although we have an auxiliary generator, it is intended for emergency backup in the event of a power outage and is not capable of powering our entire operations. Continued power blackouts and/or large increases in our utility costs could harm our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

      There were no significant changes in our market risk exposures through the first quarter 2001. For further discussion of our market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

      The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, our patents covering SBH technology. Through the lawsuit, we seek both to enjoin Affymetrix from infringing our patents covering SBH technology and an award of monetary damages for Affymetrix's past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against us. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, we filed a reply to the counterclaim in which we denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by us on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued a Claims Construction Order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. Affymetrix and we submitted our briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the claims construction Order. On July 27, 2000, the Court issued a modified claims construction Order. Affymetrix and we are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While we believe we have asserted valid claims and have meritorious defenses to the counterclaims, this litigation is at an early stage and there can be no assurance that we will prevail in these actions.

      On August 18, 1998, Affymetrix filed suit against us in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that we infringed two of Affymetrix's U.S. Patents Nos. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192). Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel was held on July 10, 2000. A claims construction hearing was held November 29-30, 2000 with respect to U.S. Patents Nos. 5,445,934, 5,744,305, 5,800,992 and 5,795,716. The Court issued an Order on January 22, 2001 construing certain claim terms and requesting additional briefing regarding U.S. Patent No. 5,800,992. On May 8, 2001 the Court issued an Order construing the remaining terms. We believe that Affymetrix's allegations are without merit and we intend to vigorously defend the action. However, the litigation is at a very early stage and it is impossible to predict the ultimate outcome of this matter.

      On October 26, 1999, we filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) (Hyseq III), alleging infringement by Affymetrix of our U.S. Patent No. 5,972,619 (`619 Patent). We also allege that Affymetrix's U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by our scientists and is claimed and covered by our `619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to our `619 Patent. On December 9, 1999, we filed a reply to the counterclaim in which we denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. A Case Management Conference was held on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc. On September 6, 2000, we filed a motion seeking the Court's permission to supplement our complaint in Hyseq III to add a claim for infringement by Affymetrix of our U.S. Patent No. 6,018,041 (`041 patent), which was issued to us on January 25, 2000. On November 2, 2000, Judge Fogel granted our motion. On October 12, 2000, Affymetrix filed an Ex Parte application before Judges Fogel and Whyte requesting reassignment of our infringement claims under the `619 patent from Judge Fogel to Judge Whyte. On November 2, 2000, Judges Fogel and Whyte reassigned our infringement claims against

Affymetrix under the `619 patent (as well as our infringement claims against Affymetrix under the `041 patent) to Judge Whyte, and ordered that the claim construction of the `619 patent claims would proceed before Judge Whyte. On March 20, 2001, the Court issued a tentative Claims Construction Order construing terms in the `619 patent. In the Order, Judge Whyte indicated that the tentative order will be adopted as the Claims Construction Order unless one of the parties files a written request for a hearing within 15 days.

      On January 20, 2001, the USPTO Board of Patent Appeals and Interferences declared an interference between one of our pending patent applications covering subject matter related to SBH technology and Affymetrix's issued patent no. 5,795,716 (Chee and Lipshutz v. Drmanac and Crkvenjakov). We are the senior party to the interference. On April 25, 2001, the Patent Office granted our request to add Affymetrix's related U.S. Patent No. 5,974,164 to the interference.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Not applicable.

(b) Reports on Form 8-K

      DATE OF FILING                             SUBJECT
      --------------                             -------
      January 17, 2001        Form 8-K, Item 5, appointment of Dr. Ted W. Love
                              as President and Chief Operating Officer

      February 21, 2001       Form 8-K, Item 5, resignation of Mark Gitter as
                              Chief Financial Officer

      March 23, 2001          Form 8-K, Item 5, promotion of Dr. Ted W. Love to
                              Chief Executive Officer; Board of Directors
                              decision to draw down line of credit from Chairman
                              and convert outstanding balance to shares of Hyseq
                              common stock; and earlier resignation of Lewis S.
                              Gruber's from the Board of Directors

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hyseq, Inc. (Registrant)

                                          By: /s/ Dr. Ted W. Love
                                             ----------------------------------
                                                  Dr. Ted W. Love
                                                  President and Chief Executive
                                                  Officer


Date: May 14, 2001