Form 10-Q
period 2001-06-30
HYSEQ INC
filed 2001-08-14
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number 000-22873

HYSEQ, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	36-3855489 (I.R.S. Employer Identification Number)

670 ALMANOR AVENUE, SUNNYVALE, CA 94085
(Address of Principal Executive Offices, including Zip Code)

408-524-8100
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

COMMON STOCK OUTSTANDING ON JULY 31, 2001: 16,035,670

HYSEQ, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

ITEM 1. FINANCIAL STATEMENTS

HYSEQ, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2001	2000

	(unaudited)
ASSETS

Current Assets:

Cash	$6,341	$2,699

Accounts receivable	717	22

Other current assets	3,374	2,906

Total Current Assets	10,432	5,627

Cash on deposit	2,106	2,106

Equipment, leasehold improvements and capitalized software, net	14,703	12,465

Patents, licenses and other assets, net	1,381	1,090

Total Assets	$28,622	$21,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$2,491	$1,979

Accrued professional fees	1,939	832

Other current liabilities	2,953	1,215

Deferred revenue	1,559	1,799

Current portion of capital lease and loan obligations	2,486	2,379

Total Current Liabilities	11,428	8,204

Noncurrent portion of capital lease and loan obligations	3,454	4,722

Total Liabilities	14,882	12,926

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of June 30, 2001 and December 31, 2000	—	—

Common stock, par value $0.001; 50,000,000 shares authorized; 16,024,853 and 13,722,388 issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	16	14

Additional paid-in capital	100,752	80,278

Deferred stock compensation	—	(8)

Accumulated deficit	(87,028)	(71,922)

Total stockholders’ equity	13,740	8,362

Total liabilities and stockholders’ equity	$28,622	$21,288

See accompanying notes to condensed consolidated financial statements.

HYSEQ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Contract revenues	$5,981	$3,574	$11,649	$5,379

Operating expenses:

Research and development	11,130	6,425	20,182	12,213

General and administrative	3,200	2,480	6,202	5,070

Total operating expenses	14,330	8,905	26,384	17,283

Loss from operations	(8,349)	(5,331)	(14,735)	(11,904)

Interest income and other income	116	420	179	869

Interest expense	(194)	(201)	(550)	(408)

Net loss	$(8,427)	$(5,112)	$(15,106)	$(11,443)

Basic and diluted net loss per share	$(0.55)	$(0.38)	$(1.04)	$(0.86)

Shares used in computing basic and diluted net loss per share	15,369	13,335	14,558	13,245

See accompanying notes to condensed consolidated financial statements.

HYSEQ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

NET CASH USED IN OPERATING ACTIVITIES	$(11,256)	$(5,532)

Cash flow from investing activities:

Purchases of property and equipment	(4,417)	(4,438)

Maturities of short-term investments	—	9,233

Proceeds from sale of fixed assets	—	9

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,417)	4,804

Cash flow from financing activities:

Proceeds from financing loan	—	1,960

Payment on capital lease and loan obligations	(1,161)	(870)

Proceeds from issuance of common stock, net of issuance costs	20,000	—

Proceeds from issuance of common stock upon exercise of option/ESPP	476	620

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,315	1,710

Net increase in cash and cash equivalents	3,642	982

Cash and cash equivalents at beginning of period	2,699	13,675

Cash and cash equivalents at end of period	$6,341	$14,657

See accompanying notes to condensed consolidated financial statements.

HYSEQ, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Hyseq, Inc. (“Hyseq,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001 and 2000, and the statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2000 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Comprehensive Loss

     During the three months ended June 30, 2001 and 2000 the Company's comprehensive loss amounted to approximately $8.4 million and $5.1 million, respectively. During the six months ended June 30, 2001 and 2000, the Company’s comprehensive loss amounted to approximately $15.1 and $11.4 million, respectively. Total comprehensive loss is equal to net loss for the three and six months ended June 30, 2001. Total comprehensive loss for the three and six months ended June 30, 2000 includes unrealized gains and losses on marketable securities.

3. Subsequent Events

     In July 2001, the Company received a commitment from the Chairman of its Board of Directors to provide a line of credit of up to $20.0 million. A line of credit agreement was executed on August 6, 2001, and makes available the principal amount of $20.0 million, and available for draw down through August 5, 2003. Amounts outstanding under the line of credit are secured by a promissory note which bears interest at a rate equal to one percent (1%) above the prime rate, and will be payable in 48 equal monthly installments beginning August 5, 2003. Amounts outstanding may be converted into shares of common stock of the Company upon mutual agreement at any time at a price based upon the average price of the Company’s common stock over the 20 day period prior to the conversion, or in connection with an equity offering of the Company’s stock at the offering price.

     On July 26, 2001 Hyseq announced a restructuring plan designed to allow the company to direct its efforts toward biopharmaceutical activities. The restructuring includes a reduction in force of approximately 20%, which reduction will be completed over the next three months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under “Additional Factors that May Affect Future Results” set forth below. Actual results and performance could also differ materially from time to time from those projected in our filings with the Securities and Exchange Commission.

COMPANY OVERVIEW

     We are engaged in research and development of novel biopharmaceutical products from our collection of proprietary genes discovered using our high-throughput screening-by-hybridization platform. We believe our screening-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences. To date, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics and early stage research activities to prioritize potential therapeutic protein candidates. As of June 30, 2001, we had filed patent applications on more than 7,100 full-length gene sequences. We are currently investigating the potential clinical applications of two molecules, IL-1Hy1 and CD39L4, in the inflammatory and cardiovascular arenas, respectively. Meanwhile, we are expanding and accelerating our research activities to elucidate the role of other novel genes in our proprietary database. Our database includes genes, which encode chemokines, growth factors, stem cell factors, interferons, integrins, hormones, receptors and other potential protein therapeutics or drug targets.

     During the second quarter, Hyseq announced a two-year collaboration and license agreement with Aurora Biosciences Corporation. Under this agreement, Aurora will screen Hyseq’s orphan secreted protein (“OSP”) collection using Aurora’s proprietary CellSensor™ Panel and will grant to Hyseq a non-exclusive license to fluorescent protein technologies.

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of the Three and Six Months Ended June 30, 2001 and 2000.

     Contract revenues were $6.0 million and $11.6 million for the three and six months ended June 30, 2001, respectively, compared to $3.6 million and $5.4 million for the same periods in 2000. This increase was primarily due to higher revenues earned from our collaboration with BASF Plant Sciences GmbH (BASF), under which we provide gene screening services to target potential agricultural products. BASF contract revenues were $5.6 million and $10.9 million for the three and six months ended June 30, 2001, respectively, during which period we were performing at full contractual capacity, compared to $2.3 million and $2.6 million during the three and six months ended June 30, 2000, respectively, when we were ramping up at the beginning of our collaboration. We expect to receive a $5.0 million payment from BASF each calendar quarter for the next 7 quarters, provided that we meet our obligations under the agreement. There are two years remaining on the term of our collaboration with BASF.

     Contract revenues under our agreement with Chiron Corporation (Chiron) were $0.3 million and $0.6 million for the three and six months ended June 30, 2001, compared to $1.2 million and $2.5 million for the same periods in 2000. The decrease in revenue under our agreement with Chiron was primarily due to the substantial completion of our gene screening services for Chiron in the first half of 2000 and the end of the initial term of our three year collaboration in May 2000. In May 2000, Chiron elected to extend our agreement for an additional two years, pursuant to which Chiron pays us $1.0 million minimum annual research funding payments for each extension year. Chiron has the right to extend the agreement for one additional period of two years beginning June 2002.

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

Operating Expenses

     Comparison of the Three and Six Months Ended June 30, 2001 and 2000.

     Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $14.3 million and $26.4 million for the three and six months ended June 30, 2001, respectively, compared to $8.9 million and $17.3 million for the same periods in 2000.

     Our research and development expenses increased to $11.1 million and $20.2 million during the three and six months ended June 30, 2001, respectively, from $6.4 million and $12.2 million during the same periods in 2000. Our increased research and development expenses reflect increased staffing and materials costs related to our biopharmaceutical research, and increased contractual gene screening efforts under our collaboration with BASF compared with last year. Due to the addition of newly leased laboratory and office space, rent expense increased to $1.8 million and $2.7 million during the three and six months ended June 30, 2001, respectively, compared to $0.4 million and $0.7 million during the same period last year. In addition, we made payments to contract manufacturers for protein production and cell assays of $0.8 million during the three and six months ended June 30, 2001, respectively, compared to a negligible amount during the same periods in 2000.

     Our general and administrative expenses increased to $3.2 million and $6.2 million during the three and six months ended June 30, 2001, respectively, from $2.5 million and $5.1 million during the same periods in 2000. The increase in general and administrative expenses primarily reflected the addition of senior executives, with general and administrative salaries increasing to $1.6 million and $2.8 million for the three and six months ended June 30, 2001, respectively, from $0.6 million and $1.1 million during the same periods in 2000.

     We expect operating expenses during the remainder of 2001 to increase as we continue to expand research and development of our biopharmaceutical product candidates, which may be partially offset by savings from the reduction in force and restructuring initiated July 2001. The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, we may be required to delay or eliminate one or more of our research or development programs. Any such action could significantly harm our business and financial condition.

Interest Income and Expense

     Comparison of the Three and Six Months Ended June 30, 2001 and 2000.

     Our net interest expense was $0.1 million and $0.4 million during the three and six months ended June 30, 2001, respectively, compared with net interest income of $0.2 million and $0.5 million during the same periods in 2000. This decrease in interest income resulted from lower average cash and investment balances.

Net Loss

     Since our inception, we have incurred operating losses, and as of June 30, 2001 we had an accumulated deficit of $87.0 million. The Company incurred a net loss for the three and six months ended June 30, 2001 of $8.4 million and $15.1 million, respectively, compared to a net loss of $5.1 million and $11.4 million in the same periods of 2000. This increase in net loss resulted primarily from our continued research and development of our potential biopharmaceutical product candidates. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our potential biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash on Deposit

     As of June 30, 2001, we had $6.3 million in cash. These amounts reflect a net increase of $3.6 million from the $2.7 million in cash and cash equivalents we had as of December 31, 2000.

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

     On April 30, 2001, we leased an additional 138,698 square feet of space at 985 Almanor Avenue in Sunnyvale, California, adjacent to our current operating facilities. Lease payments over the ten-year term of the lease total approximately $54.1 million. Pursuant to the terms of the lease, we are required to provide a letter of credit in the amount of $4.0 million as additional security for the lease, which requirement terminates after 5 years if we have not been in monetary default under the lease.

Cash Used in Operating Activities

     The amount of net cash used in operating activities was $11.3 million during the six months ended June 30, 2001, increasing from $5.5 million used during the same period of 2000. The increase in cash used by operating activities was due primarily to higher research and development costs resulting from our biopharmaceutical development efforts. In addition, we experienced increased general and administrative costs due to the addition of senior executives, increased rent expense from the addition of facilities for biopharmaceutical labs, and decreased interest income resulting from lower average cash balances.

Cash Provided by (Used in) Investing Activities

     Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

     Net cash used in investing activities was $4.4 million during the six months ended June 30, 2001, compared to $4.8 million net cash provided by investing activities during the same period of 2000, a net change of $9.2 million. The decrease was primarily due to no new net redemptions of short-term investments during the half of 2001, compared to $9.2 million in net redemptions of short-term investments during the same period last year. Our leasehold improvement and equipment spending was flat at $4.4 million for the six months ended June 30, 2001, compared with the same period of 2000. We expect net cash used in investing activities to continue to increase as we have expanded laboratory space and infrastructure for our future biopharmaceutical development efforts.

Cash Provided/Used by Financing Activities

     Net cash provided by financing activities for the first half of 2001 was $19.3 million compared to $1.7 million for the same period of 2000. The increase was primarily due to the draw down of the $20.0 million line of credit from the Chairman of our Board of Directors.

     In the six months ended June 30, 2001, principal payments of capital leases and loan obligations were $1.2 million, compared with $0.9 million for the same period last year. Proceeds from the issuance of common stock upon the exercise of stock options were $0.5 million, compared with $0.6 million during the first half of 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires that all business combinations be accounted for under the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001. Implementation of SFAS No. 141 will not have a material effect on the Company’s results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement becomes effective January 1, 2002. Implementation of SFAS 142 will not have a material effect on the Company’s results of operations or financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We Must Be Able to Continue to Secure Additional Financing

     Our business does not currently generate the cash needed to finance our operations. We will require substantial additional financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials and regulatory approval and marketing activities necessary to commercialize our potential biopharmaceutical products. Also, in pursuing our goal of building a fully integrated biopharmaceutical company, we intend to expand our facilities and hire and train significant numbers of employees to staff these facilities, which will require substantial additional funds. We will need to secure additional financing within the next fiscal year in order to conduct our research and expand our facilities as we have planned. Unanticipated expenses, or unanticipated opportunities that require financial commitments, could give rise to requirements for additional financing sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or our facilities expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market ourselves. If we were required to grant such rights, the ultimate value of these product candidates to us would be reduced.

     We intend to seek additional funding through collaborations and public or private equity or debt financings. We have financed our operations since inception primarily through the sale of equity securities, and revenue from corporate collaborations. We have not generated royalty revenues from product sales, and do not expect to receive significant revenues from royalties in the foreseeable future, if ever. To execute our current operating plan, we will need to secure additional financing by at least the fourth quarter of 2001, however, we plan to seek additional funding prior to that time.

     Additional financing, however, may not be available on acceptable terms, if at all. For approximately the past six months, the capital markets have been volatile and uncertain. Given the current state of the markets for public and private offerings of securities, we may have difficulty raising the amount of funds, on reasonable terms, necessary to finance our current operating plan. If we cannot raise the financing that our current operating plan requires, we may have to scale back some of our operations, including our facilities expansion, which may have a negative effect on our business. In addition, the perception in the capital markets that we may not be able to raise the amount of financing we desire, or on terms favorable to us, may have a negative effect on the trading price of our stock. Additional equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our discovery, research or development programs or our facilities expansion. Any such action could significantly harm our business, financial condition and results of operations.

     Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in our facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and SBH technology and applications;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights, including our patent litigation with Affymetrix;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments; and

•	other factors not within our control.

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

     We do not yet have products in the commercial markets. All of our potential products are in research or preclinical development. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. Even if we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition.

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

We Have a History of Operating Losses and May Never Be Profitable

     For the years ended December 31, 2000, 1999 and 1998, we had net losses of $22.3 million, $18.5 million and $16.4 million, respectively. As of June 30, 2001, we had an accumulated deficit of $87.0 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

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

     Our development of gene-based products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	the product may be hard to manufacture on a large scale or may not be economically feasible to market;

•	competitors may develop a superior product; or

•	other persons’ or companies’ patents may preclude our marketing of a product.

     Our biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates have advanced to Phase I clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and efficacious to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

     Under our collaboration arrangement with Chiron in the solid tumor cancer field, Chiron maintains responsibility for the development of a product. Under our collaboration arrangement with Kirin Brewery Company, Ltd. (Kirin), Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. With respect to these arrangements, we run the risk that Chiron or Kirin may not pursue clinical development in a timely or effective manner, if at all.

     If a product receives approval from the FDA to enter clinical trials, Phases I, II, and III of those trials include multi-phase, multi-center clinical studies to determine the product’s safety and efficacy prior to marketing. We cannot predict the number or extent of clinical trials that will be required or the length of the period of mandatory patient follow-up that will be imposed. Assuming clinical trials of any product are successful and other data appear satisfactory to us, we or our applicable collaboration partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA is not predictable and can take up to several years. Upon completion of such review, the FDA may not approve our or our collaboration partner’s application or may require us to conduct additional clinical trials or provide other data prior to approval. Furthermore, even if our products or our collaboration partner’s products receive regulatory approval, delays in the approval process could significantly harm our business, financial condition and results of operations.

     In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we do not develop a commercially viable product, then we would suffer significant harm to our business, financial condition and operating results.

The Success of Our Business Depends on Patents and Other Proprietary Information

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

•	our patents will not be challenged;

•	protection against competitors will be provided by such patents; or

•	competitors will not independently develop similar products or design around our patents.

We seek patents on:

•	full-length gene sequences;

•	partially-sequenced gene sequences;

•	proteins produced by those genes; and

•	processes, devices and other technology that enhance our ability to develop and/or manufacture gene-based products.

     To obtain a patent, we must identify a utility for the gene or the protein we seek to patent. Identifying a utility may require significant research and development with respect to which we may incur a substantial expense and invest a significant amount of time.

Patent applications we may apply for with respect to human therapeutics could require us to generate data, which may involve substantial costs. Finally, we cannot predict the timing of the grant of a patent.

     We also rely on trade secret protection for our confidential and proprietary information. Although our policy is to enforce security measures to protect our assets, trade secrets are difficult to protect. We require all employees to enter into confidentiality agreements with us. However:

•	competitors may independently develop substantially equivalent proprietary information and techniques;

•	competitors may otherwise gain access to our trade secrets;

•	persons with whom we have confidentiality agreements may disclose our trade secrets; or

•	we may be unable to protect our trade secrets meaningfully.

     Certain of our patents protecting our SBH technology are filed only in the United States. Therefore, we currently are not able to prevent others from practicing SBH technology outside of the United States. Furthermore, although we intend to defend our patents, we may not prevail in a court case against others who use our SBH technology. We currently have two suits against, and are defending a counter suit and suit against us by our competitor, Affymetrix. We have claimed that Affymetrix has infringed our SBH patents and Affymetrix claims that our patents are invalid. If we lose our exclusive rights to SBH technology because of the litigation, then competitors could be free to design products that incorporate or use such technology. We have and will continue to incur substantial costs and expend substantial personnel time in defending our patents rights in court. See “ Part II, Item 1. Legal Proceedings,” for additional information.

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

Certain Litigation

     We have filed suit against Affymetrix alleging infringement of five of our patents related to our SBH technology. Affymetrix has filed a counter suit and a suit of its own alleging that our patents are invalid and that we infringe certain of Affymetrix’s patents. We have incurred, and will continue to incur, substantial costs and personnel time in asserting our patent rights against Affymetrix, and in our defense in the suit brought by Affymetrix. We may not be successful in asserting our patent rights or in our defense against Affymetrix. We cannot assure you that any of our patents will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. Failure to enforce our patent rights successfully, or the loss of these patent rights covering our proprietary technologies, also could remove a legal obstacle to competitors in designing platforms with similar competitive advantages, which could significantly harm our business, financial condition and operating results. See “Part II, Item 1. Legal Proceedings,” for additional information.

Our Business is Difficult to Evaluate Because We Have Been Focused on Our Current Business Strategy for Only Approximately Three Years.

     Our company commenced operations in the fourth quarter of 1994. Our initial business focused on gene discovery using our screening by hybridization platform, and applications of our SBH technology including the HyChip system. Not only is our operating history relatively short, but we began to transition our business strategy from gene discovery to research and development of potential therapeutic protein candidates in 1998. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of biopharmaceutical research and development, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early state of development, particularly companies in new and rapidly evolving markets such as research and development of gene-based products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We Have Experienced Fluctuation in the Number of Our Employees, and Any Inability to Manage this Fluctuation Could Harm Our Business.

     The number of our employees has fluctuated over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 161 as of December 31, 1999, to 257 as of December 31, 2000. At June 30, 2001 Hyseq had 278 employees. On July 26, 2001 Hyseq announced a reduction in force of approximately 20%, to be implemented immediately and be completed over the next three months. This fluctuation has placed a significant strain on our management, systems, and resources. We expect that we will need to continue to maintain close coordination among our research and development and administrative groups in order to successfully manage such fluctuations in personnel.

We Lack Manufacturing Experience and We Intend to Rely Initially on Contract Manufacturers

     We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and will be subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an IND with the FDA and proceed with clinical trials for any of our potential therapeutic protein candidates. We are dependent on third-party contract research organizations to conduct certain research, including GLP toxicology studies in order to gather the data necessary to file an IND with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of cGMP materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (i) complete the GLP toxicology and other studies necessary to file an IND with the FDA, and (ii) produce a sufficient volume of cGMP material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot assure you that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

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

     The success of our business is dependent, in significant part, upon our ability to enter into multiple collaboration arrangements and to effectively manage the numerous issues that arise from such collaborations. Management of our relationships with our collaboration partners will require:

•	our management team to devote a significant amount of time and effort to the management of these relationships;

•	effective allocation of our resources to multiple projects; and

•	an ability to obtain and retain management, scientific and other personnel.

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

Management of Growth

     We expect to significantly increase the number of our employees and the scope of our operations. Such growth may place a significant strain on our management and operations. In order to execute our strategy to build a fully integrated biopharmaceutical company, develop therapeutic or diagnostic products, and obtain regulatory approvals, we will need to:

•	attract and train skilled employees;

•	attract and retain employees with expertise to ensure that we meet FDA and foreign regulatory requirements for conducting clinical trials;

•	expand our facilities for additional research and development laboratories and offices and acquire additional equipment and supplies;

•	expand our protein production capacity; and

•	enter into and manage contractual relationships with contract research and manufacturing organizations.

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

Future Sales of Our Common Stock May Depress Our Stock Price

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of August 1, 2001, we had 16,035,670 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), except for shares held by our affiliates and unregistered shares held by non-affiliates. As of August 1, 2001, our affiliates held 3,753,289 shares of our common stock and non-affiliates held 543,027 unregistered shares of our common stock, which are transferable pursuant to Rule 144 as promulgated under the Securities Act, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have recently been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

     As of August 1, 2001, warrants to purchase 312,881 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 4,305,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 1,268,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans and an additional 1,300,000 shares of our common stock for issuance under our stock option plans that has not been registered. As of August 1, 2001, 150,000 of the 1,268,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

We May Face Fluctuations in Operating Results

     Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the progress we make with research and preclinical studies on our therapeutic protein candidates, and the number of candidates in research and preclinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to enter into new strategic relationships;

•	the nature, effectiveness, size, timing or termination of our collaborative arrangements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation; and

•	competitors’ release of successful products into the market.

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

We Face Potential Volatility of Our Stock Price

     Our common stock has been traded on the Nasdaq National Market since August 1997. The market price of our common stock may fluctuate substantially because of a variety of factors, including:

•	volatility and uncertain in the capital markets in general;

•	quarterly fluctuations in our results of operations;

•	sales of our common stock by existing holders;

•	loss of key personnel;

•	economic and other external factors;

•	announcements by governmental agencies which may have, or may be perceived to have, an impact on our potential products;

•	developments in our litigation proceedings;

•	changes in our earnings estimates;

•	changes in accounting principles;

•	announcements by competitors; and

•	other factors not within our control.

     In addition, the stock market in general, and the market for biotechnology and other life science stocks in particular, has historically been subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results.

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

•	slower than anticipated patient enrollment;

•	difficulty in finding a sufficient number of patients fitting the appropriate inclusion criteria;

•	difficulty in acquiring a sufficient supply of clinical trial materials; or

•	adverse events occurring during the trials.

Furthermore, data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval or clearance for a product.

     The process of obtaining FDA and other required regulatory approvals and clearances is lengthy and will require us to expend substantial capital and resources. We may not ultimately be able to obtain the necessary approvals and clearances. Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements can result in:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant approvals, premarket clearance or premarket approval; or

•	withdrawal of approvals and criminal prosecution.

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

     Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our products:

•	would adversely affect our ability to generate product and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain; and

•	would adversely affect the marketing of our products.

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

     Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we or our collaboration partners have in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to our products. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

•	product efficacy and safety;

•	the timing and scope of regulatory approvals;

•	availability of resources;

•	reimbursement coverage; and

•	price and patent position, including potentially dominant patent positions of others.

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

     Competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of our SBH technology compete primarily with Affymetrix and Applied Biosystems. See “Part II, Item 1. Legal Proceedings,” regarding our litigation with Affymetrix. Although we are collaborating with Applied Biosystems to develop an application of our SBH technology, Applied Biosystems presently markets gel sequencers, a well-established sequencing technology, which compete with applications of our SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of our SBH technology. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

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

Our Products May Not Be Accepted in the Marketplace

     Even if they are approved for marketing, products we develop may never achieve market acceptance. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the products;

•	our products’ potential advantage over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

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

We Face Uncertainty With Respect to Pricing, Third-Party Reimbursement and Health Care Reform

     Our ability to collect significant royalties from our products may depend on our ability, and the ability of our collaboration partners or customers, to obtain adequate levels of reimbursement from third-party payors such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other health care related organizations.

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

     On June 5, 1998, our board of directors adopted a rights plan and declared a dividend with respect to each share of our common stock then outstanding. This dividend took the form of a right, which entitles the holders to purchase one-one thousandth of a share of our Series B Junior Participating Preferred Stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of our common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of our outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors.

     Nevada Revised Statutes Sections 78.411 through 78.444 prohibit an “interested stockholder,” under certain circumstances, from entering into specified combination transactions with a Nevada corporation, unless certain conditions are met. Under the statute, an “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior three years, did beneficially own) 10% or more of a corporation’s voting stock. According to the statute, we may not engage in a combination within three years after an interested stockholder acquires our shares, unless (i) our board of directors approves the combination prior to the interested stockholder becoming an interested stockholder or (ii) holders of a majority of voting power not beneficially owned by the interested stockholder approve the combination at a meeting called no earlier than three years after the date the interested stockholder became an interested stockholder.

     Nevada Revised Statutes Sections 78.378 through 78.3793 further prohibit an acquirer, under certain circumstances, from voting shares of a target corporation’s stock after crossing certain threshold ownership percentages, unless the acquirer obtains the approval of the target corporation’s stockholders. This statute only applies to Nevada corporations that do business directly or indirectly in Nevada. We do not intend to do business in Nevada within the meaning of the statute. Therefore, it is unlikely that the statute will apply to us.

     The provisions of our governing documents, our existing agreements and current Nevada law may, collectively:

•	lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

•	discourage bids for our common stock at a premium over market price; and

•	generally deter efforts to obtain control of us.

Risk of Natural Disasters and Power Blackouts

     Our facilities are located in Sunnyvale, California. In the event that a fire or other natural disaster (such as an earthquake) prevents us from operating our production line, our business, financial condition and operating results would be materially, adversely affected. Some of our landlords maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption coverage, we do not maintain earthquake coverage for personal property or resulting business interruption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

     There were no significant changes in our market risk exposures through the second quarter 2001. For further discussion of our market risk exposures, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

     The consolidated suits allege that Affymetrix willfully infringed, and continues to infringe, our patents covering SBH technology. Through the lawsuit, we seek both to enjoin Affymetrix from infringing our patents covering SBH technology and an award of monetary damages for Affymetrix’s past infringement. On May 19, 1997, Affymetrix filed an Answer and Affirmative Defenses to the First Amended Complaint in Hyseq I and also filed a counterclaim against us. The counterclaim seeks a declaratory judgment of invalidity and non-infringement with respect to the two patents asserted in Hyseq I. On September 9, 1997, we filed a reply to the counterclaim in which we denied the allegations of invalidity and non-infringement. A similar answer and counterclaim was filed by Affymetrix in Hyseq II on December 28, 1997, and a similar reply to the counterclaim was filed by us on January 29, 1998. On August 1, 1997 (Hyseq I), and on March 28, 1998 (Hyseq II), initial case management conferences were held in each case in which the Court entered a pre-trial schedule. The Court held a claims construction hearing on November 17 and 18, 1998 in Hyseq I and II. On July 12, 1999, Affymetrix filed an amended answer and counterclaim alleging the additional defense that the patents were obtained through inequitable conduct. On October 27, 1999, the Court issued a Claims Construction Order construing terms in the claims of the patents-in-suit and inviting the parties to submit briefs setting forth any perceived errors or inconsistencies in the Order. Affymetrix and we submitted our briefs on December 17 and 27, 1999, respectively. On January 7, 2000, the Court held a further Case Management Conference. On February 22, 2000, the Court received oral argument from the parties regarding the claims construction Order. On July 27, 2000, the Court issued a modified claims construction Order. Affymetrix and we are currently engaged in pretrial discovery during which documents and other written discovery are being exchanged and depositions are being taken. While we believe we have asserted valid claims and have meritorious defenses to the counterclaims, this litigation is ongoing and there can be no assurance that we will prevail in these actions.

     On August 18, 1998, Affymetrix filed suit against us in the U.S. District Court for the Northern District of California, San Francisco Division, alleging that we infringed two of Affymetrix’s U.S. Patents Nos. 5,795,716 and 5,744,305 (Affymetrix, Inc. v. Hyseq, Inc., Case No. C 98-13192). Affymetrix filed an amended complaint on September 1, 1998 alleging infringement of its U.S. Patent No. 5,800,992. The case was reassigned to Judge Jeremy Fogel in the San Jose Division. At the time of the assignment to Judge Fogel, the case was also renumbered as Case No. C 99-21163 JF (MEJ). A Case Management Conference before Judge Fogel was held on July 10, 2000. A claims construction hearing was held November 29-30, 2000 with respect to U.S. Patents Nos. 5,445,934, 5,744,305, 5,800,992 and 5,795,716. The Court issued an Order on January 22, 2001 construing certain claim terms and requesting additional briefing regarding U.S. Patent No. 5,800,992. On May 8, 2001 the Court issued an Order construing the remaining terms. In that Order, the Court also found that the claims of the `992 patent asserted against Hyseq were invalid because of failure to comply with the definiteness requirement of 35 U.S.C. § 112. We believe that the remainder Affymetrix’s allegations are without merit and we intend to vigorously defend the action. However, the litigation is at an early stage and it is impossible to predict the ultimate outcome of this matter.

     On October 26, 1999, we filed a third lawsuit against Affymetrix in the U.S. District Court for the Northern District of California, San Francisco Division (Hyseq, Inc. v. Affymetrix, Inc., Case No. C-99 4735 MJJ) (Hyseq III), alleging infringement by Affymetrix of our U.S. Patent No. 5,972,619 (`619 Patent). We also allege that Affymetrix’s U.S. Patent No. 5,795,716 is invalid because the subject matter was first invented by our scientists and is claimed and covered by our `619 Patent. Affymetrix filed an answer and counterclaim on November 15, 1999. The counterclaim seeks a declaratory judgment of invalidity, unenforceability and non-infringement with respect to our `619 Patent. On December 9, 1999, we filed a reply to the counterclaim in which we denied the allegations of invalidity, unenforceability, and non-infringement. Subsequently, Hyseq III was reassigned to Judge Fogel and was given Case No. C-00-20050 JF/PVT. A Case Management Conference was held on July 10, 2000 along with Affymetrix, Inc. v. Hyseq, Inc. On September 6, 2000, we filed a motion seeking the Court’s permission to supplement our complaint in Hyseq III to add a claim for infringement by Affymetrix of our U.S. Patent No. 6,018,041 (`041 patent), which was issued to Hyseq on January 25, 2000. On November 2, 2000, Judge Fogel granted our motion. On October 12, 2000, Affymetrix filed an Ex Parte application before Judges Fogel and Whyte requesting reassignment of our infringement claims under the `619 patent from Judge Fogel to Judge Whyte. On November 2, 2000, Judges Fogel and Whyte reassigned our infringement claims against Affymetrix under the `619 patent (as well as our infringement claims against Affymetrix under the `041 patent) to Judge Whyte, and ordered that the claim construction of the

`619 patent claims would proceed before Judge Whyte. On March 20, 2001, the Court issued a tentative Claims Construction Order construing terms in the `619 patent which has since been adopted by the Court.

     On January 20, 2001, the USPTO Board of Patent Appeals and Interferences declared an interference between one of our pending patent applications covering subject matter related to SBH technology and Affymetrix’s issued patent no. 5,795,716 (Chee and Lipshutz v. Drmanac and Crkvenjakov). We are the senior party to the interference. On April 25, 2001, the Patent Office granted our request to add Affymetrix’s related U.S. Patent No. 5,974,164 to the interference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 30, 2001. At that meeting, a quorum was present and five proposals were voted upon.

1. The following persons were nominees for election as Class II Directors, each to hold office for a term as outlined in the proxy statement or until his successor is duly elected and qualified, and at the Annual Meeting of Stockholders on May 30, 2001, each such Director received the number of votes set opposite his respective name and was elected as Class II Directors for the term set forth in the proxy statement:

NOMINEE	FOR	AGAINST	WITHHELD

Raymond F. Baddour	10,625,260	0	722,457

Greta E. Marshall	10,626,286	0	721,431

Ernst Schweizer	10,625,260	0	722,457

2. The proposal to approve an amendment to our Non-Employee Director Stock Option Plan to increase the number of shares that may be issued under the plan from 138,240 to 438,240:

VOTES

For	3,957,417

Against	1,469,764

Abstain	24,895

3. The proposal to approve an amendment to our 1995 Stock Option Plan to increase the number of shares that may be issued under the plan from 2,152,000 to 3,152,000:

VOTES

For	3,923,588

Against	1,508,202

Abstain	20,286

4. The proposal to ratify the issuance of 2,237,637 shares of our common stock to our Chairman, Dr. George B. Rathmann, in repayment of his $20.0 million line of credit to us:

VOTES

For	4,632,651

Against	795,389

Abstain	24,027

5. The proposal to ratify the selection of KPMG LLP as our independent auditors for the fiscal year 2001:

VOTES

For	11,302,634

Against	28,386

Abstain	16,697

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Not applicable.

(b)  Reports on Form 8-K

DATE OF FILING	SUBJECT

May 3, 2001	Form 8-K, Item 5, Appointment of Peter S. Garcia as Senior Vice President and Chief Financial Officer, and of Linda A. Fitzpatrick as Senior Vice President of Human Resources

May 21, 2001	Form 8-K, Item 5, Lease of 985 Almanor Avenue, Sunnyvale, California

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyseq, Inc. (Registrant)

By:	/s/ Peter S. Garcia Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: August 14, 2001