Form 10-Q
period 2001-09-30
HYSEQ INC
filed 2001-11-14
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

Yes [X] No [   ]

COMMON STOCK OUTSTANDING ON NOVEMBER 1, 2001: 19,108,213

HYSEQ PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ITEM 1. FINANCIAL STATEMENTS

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(unaudited)
ASSETS
Current Assets:
Cash	$16,534	$2,699
Accounts receivable	22	22
Other current assets	3,770	2,906

Total Current Assets	20,326	5,627
Cash on deposit	1,606	2,106
Equipment, leasehold improvements and capitalized software, net	16,517	12,465
Patents, licenses and other assets, net	1,374	1,090

Total Assets	$39,823	$21,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,900	$1,979
Accrued professional fees	842	833
Other current liabilities	5,176	1,215
Deferred revenue	754	1,798
Current portion of capital lease and loan obligations	2,560	2,379

Total Current Liabilities	12,232	8,204
Noncurrent portion of capital lease and loan obligations	2,911	4,722

Total Liabilities	15,143	12,926

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of September 30, 2001 and December 31, 2000	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 19,103,574 and 13,722,388 issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	19	14
Additional paid-in capital	121,698	80,278
Deferred stock compensation	—	(8)
Accumulated deficit	(97,037)	(71,922)

Total stockholders’ equity	24,680	8,362

Total liabilities and stockholders’ equity	$39,823	$21,288

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30,

	2001	2000	2001	2000

Contract revenues	$5,872	$5,936	$17,522	$11,315

Operating expenses:
Research and development	11,350	7,910	31,532	20,122
General and administrative	3,602	2,225	9,805	7,296

Total operating expenses	14,952	10,135	41,337	27,418

Loss from operations	(9,080)	(4,199)	(23,815)	(16,103)

Interest income and other income	38	312	217	1,181
Interest expense	(141)	(229)	(692)	(636)
Restructuring charges	(825)	—	(825)	—

Net loss	$(10,008)	$(4,116)	$(25,115)	$(15,558)

Basic and diluted net loss per share	$(0.59)	$(0.30)	$(1.64)	$(1.16)

Shares used in computing basic and diluted net loss per share	16,911	13,616	15,351	13,369

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

NET CASH USED IN OPERATING ACTIVITIES	$(18,956)	$(12,634)

Cash flow from investing activities:
Purchases of property and equipment	(7,504)	(6,400)
Maturities of short-term investments	—	15,514
Proceeds from sale of fixed assets	—	9

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,504)	9,123

Cash flow from financing activities:
Proceeds from financing loan	—	2,073
Release of restricted cash deposits	500	0
Payment on capital lease and loan obligations	(1,630)	(1,597)
Proceeds from issuance of common stock, net of issuance costs	40,744	—
Proceeds from issuance of common stock upon exercise of options/ESPP	681	1,203

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,295	1,679

Net increase in cash and cash equivalents	13,835	(1,832)
Cash and cash equivalents at beginning of period	2,699	13,675

Cash and cash equivalents at end of period	$16,534	$11,843

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Hyseq, Inc., d/b/a Hyseq Pharmaceuticals, Inc. (including our direct and indirect subsidiaries, unless the context otherwise indicates, “Hyseq,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001 and 2000, and the statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2000 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

3. Per Share Data

     In the third quarter of 2001, the Company completed a private stock placement, of which 614,298 shares of common stock were issued and sold to its Chairman and senior management, which the Company’s stockholders will be asked to ratify at the Company’s 2002 annual meeting of stockholders. These shares are excluded from weighted-average shares outstanding in the earnings per share calculation.

4. Comprehensive Loss

     During the three months ended September 30, 2001 and 2000 the Company’s comprehensive loss amounted to approximately $10.0 million or ($.59) per share and $4.1 million or ($.30) per share, respectively. During the nine months ended September 30, 2001 and 2000, the Company’s comprehensive loss amounted to approximately $25.1 million or ($1.64) per share and $15.6 or ($1.16) per share million, respectively. Total comprehensive loss is equal to net loss for the three and nine months ended September 30, 2001. Total comprehensive loss for the three and nine months ended September 30, 2000 includes unrealized gains and losses on marketable securities.

5. Restructuring Charges

     During the quarter ended September 30, 2001, we recorded a restructuring charge of $0.8 million for personnel and severance costs. The strategic restructuring included a reduction of approximately 50 employees from operation and administration. We expect savings in operating expenses attributable to this restructuring to be approximately $3.8 million on an annualized basis.

6. Private Investment in Public Equity

     On August 30, 2001, the Company announced the completion of a private placement of approximately 3.04 million newly issued shares of common stock at $7.00 per share, together with warrants to purchase approximately 1.52 million shares of common stock, for aggregate gross proceeds of approximately $21.3 million in the offering. The warrants are exercisable at any time through and including August 28, 2006 at $10.50 per share, a 50 percent premium to the per unit purchase price on the closing date, which may be adjusted to $7.95 per share based on certain future issuances. After August 28, 2003, the warrants may only be exercised on a cashless exercise basis.

     The securities were sold to accredited investors in a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended. Officers and directors of the Company who participated in the offering agreed, pursuant to discussions held with the NASD, not to vote or transfer their shares of common stock acquired as a result of the offering until such time as the offer and sale of such shares to them has been ratified by the Company’s stockholders.

7. Line of Credit

     In July 2001, the Company received a commitment from its Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, evidenced by a promissory note and available for draw down through August 5, 2003. Amounts outstanding under the line of credit shall bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning August 5, 2003. Amounts outstanding may be converted into shares of common stock of the Company upon mutual agreement at any time at a price per share based upon a 20-day trailing average ending on the second trading day prior to conversion or, if in connection with an equity financing, at the offering price. There are no amounts currently outstanding under the line of credit.

8. Subsequent Events

     In October 2001, the Company announced the comprehensive settlement of all existing litigation with Affymetrix, Inc. The Company also announced its plan to reorganize into two distinct companies, the Company continuing its biopharmaceutical business as “Hyseq Pharmaceuticals, Inc.” and a new majority-owned subsidiary, Callida Genomics, Inc. (“Callida”), focusing on the development and commercialization of its sequencing-by-hybridization (“SBH”) technology. Incident to the settlement, Callida entered into a collaboration arrangement with Affymetrix, through Callida’s wholly-owned subsidiary, N-Mer, Inc. (“N-Mer”), for the development and commercialization of a high speed DNA sequencing chip. The Company, Callida, N-Mer and Affymetrix also entered into various cross-licensing arrangements, and Affymetrix agreed to become the exclusive array and system supplier to N-Mer and the exclusive sales agent, subject to customary performance obligations, for the distribution of any products developed by N-Mer. Affymetrix agreed to pay the Company a one-time license fee for a non-exclusive license of array-related patents in the field of non-universal probe arrays and to loan the Company $4 million, all for use to fund Callida and N-Mer. The loan, which will bear interest at the rate of 7.5% and mature five years after closing, will be prepayable by the Company at any time, exchangeable at the option of the Company for common stock of the Company and secured by the Company’s equity interest in Callida. Affymetrix will have an initial 10% equity ownership interest in Callida. Affymetrix and the Company agreed to each make additional investments in N-Mer, conditioned on N-Mer’s attainment of a specified technical milestone and the procurement of third-party financing. Callida agreed to grant Affymetrix an option to purchase a majority interest in N-Mer, which will be exercisable at any time within five years.

     In October 2001, the Company also amended its existing collaboration agreement with The Applera Corporation through its Applied Biosystems Stock Group to facilitate the settlement with Affymetrix. Significant components of this amendment include the conversion of the prior exclusive marketing arrangement with Applied Biosystems into a non-exclusive arrangement and the conclusion of all further collaboration obligations.

     In October 2001, the Company announced a major collaboration with Deltagen, Inc. to undertake research and development activities on approximately 200 novel secreted proteins. The Company will provide gene sequences encoding for the secreted proteins, and Deltagen will utilize its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Deltagen and the Company will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. Deltagen and the Company will share the collaboration’s costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, without limitation, uncertainties relating to unanticipated difficulties and delays relating to gene identification, drug discovery and clinical development processes; changes in relationships with strategic partners and dependence upon strategic partners for the performance of critical activities under collaborative agreements; the impact of competitive products and technological changes; uncertainties relating to patent protection and regulatory approval; and uncertainties relating to the ability of Hyseq to obtain substantial additional funds required for progress in drug discovery and development. These and other factors are identified and described in more detail under “Additional Factors that May Affect Future Results” set forth below, and in our other periodic reports filed from time to time with the SEC.

COMPANY OVERVIEW

     We are engaged in research and development of novel biopharmaceutical products from our collection of proprietary genes discovered using our high-throughput screening-by-hybridization platform. We believe our screening-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences. To date, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics and early stage research activities to prioritize potential therapeutic protein candidates. As of September 30, 2001, we had filed patent applications on approximately 10,000 full-length gene sequences. We are currently investigating the potential therapeutic applications of several proteins and/or antibodies to these proteins, including EGFL6, IL-1Hy1 and CD39L4. Meanwhile, we are expanding and accelerating our research activities to elucidate the role of other novel genes in our proprietary database. Our database includes genes, which encode chemokines, growth factors, stem cell factors, interferons, integrins, hormones, receptors and other potential protein therapeutics or drug targets.

     During the third quarter, Hyseq announced new research and development collaboration with Kirin Brewery Co., Ltd. As part of the collaboration, Kirin will fund three years of collaborative research work at Hyseq and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. Discoveries in the collaboration will be jointly owned by Kirin and Hyseq, and will be jointly developed and marketed with costs and efforts shared equally.

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of the Three and Nine Months Ended September 30, 2001 and 2000.

     Contract revenues were $5.9 million and $17.5 million for the three and nine months ended September 30, 2001, respectively, compared to $5.9 million and $11.3 million for the same periods in 2000. The increase for the nine months period was primarily due to higher revenues earned from our collaboration with BASF Plant Sciences GmbH (BASF), under which we provide gene screening services to target potential agricultural products. BASF contract revenues were $5.6 million and $16.4 million for the three and nine months ended September 30, 2001, respectively, during which period we were performing at full contractual capacity, compared to $5.2 million and $7.8 million during the three and nine months ended September 30, 2000, respectively, when we were ramping up at the beginning of our collaboration. We expect to receive a $5.0 million payment from BASF each calendar quarter for the next 6 quarters, provided that we meet our obligations under the agreement. There are one and a half years remaining on the term of our collaboration with BASF.

     Contract revenues under our agreement with Chiron Corporation (Chiron) were $0.3 million and $0.9 million for the three and nine months ended September 30, 2001, compared to $0.5 million and $3.0 million for the same periods in 2000. The decrease in revenue under our agreement with Chiron was primarily due to the substantial completion of our gene screening services for Chiron in the first half of 2000 and the end of the initial term of our three year collaboration in May 2000. In May 2000, Chiron elected to extend our agreement for an additional two years, pursuant to which Chiron pays us $1.0 million minimum annual research funding payments for each extension year, plus approximately $0.1 million cost of storing Chiron clones. Chiron has the right to extend the agreement for one additional period of two years beginning June 2002, pursuant to which Chiron will pay us $1.0 million minimum annual research funding payments for each extension year.

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

Operating Expenses

     Comparison of the Three and Nine Months Ended September 30, 2001 and 2000.

     Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $15.0 million and $41.3 million for the three and nine months ended September 30, 2001, respectively, compared to $10.1 million and $27.4 million for the same periods in 2000.

     Our research and development expenses increased to $11.4 million and $31.5 million during the three and nine months ended September 30, 2001, respectively, from $7.9 million and $20.1 million during the same periods in 2000. Our increased research and development expenses reflect increased staffing and materials costs related to our biopharmaceutical research, and increased contractual gene screening efforts under our collaboration with BASF compared with last year. Due to the addition of newly leased laboratory and office space, rent expense increased by $2.1 million and by $4.0 million during the three and nine months ended September 30, 2001, respectively, compared to the same period last year. In addition, we made payments to contract manufacturers for protein production and cell assays of $.6 million and $1.5 million during the three and nine months ended September 30, 2001, respectively, compared to a negligible amount during the same periods in 2000.

     Our general and administrative expenses increased to $3.6 million and $9.8 million during the three and nine months ended September 30, 2001, respectively, from $2.2 million and $7.3 million during the same periods in 2000. The increase in general and administrative expenses primarily reflected the addition of senior executives, with general and administrative salaries increasing by — $0.8 million and by $2.6 million for the three and nine months ended September 30, 2001, respectively, compared to — the same periods last year.

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

Interest Income and Expense

     Comparison of the Three and Nine Months Ended September 30, 2001 and 2000.

     Our net interest expense was $0.1 million and $0.5 million during the three and nine months ended September 30, 2001, respectively, compared with net interest income of $0.1 million and $0.5 million during the same periods in 2000. This decrease in interest income resulted from lower average cash and investment balances and lower interest rates.

Restructuring Costs

     During the quarter ended September 30, 2001, we recorded a restructuring charge of $0.8 million for personnel and severance costs. The strategic restructuring included a reduction of approximately 50 employees from operation and administration. We expect savings in operating expenses attributable to this restructuring to be approximately $3.8 million on an annualized basis.

Net Loss

     Since our inception, we have incurred operating losses, and as of September 30, 2001 we had an accumulated deficit of $97.0 million. The Company incurred a net loss for the three and nine months ended September 30, 2001 of $10.0 million and $25.1 million, respectively, compared to a net loss of $4.1 million and $15.6 million in the same periods of 2000. This increase in net loss resulted primarily from our expanded research and development of our potential biopharmaceutical product candidates. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our potential biopharmaceutical product candidates and other operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash on Deposit

     As of September 30, 2001, we had $16.5 million in cash. These amounts reflect a net increase of $13.8 million from the $2.7 million in cash and cash equivalents we had as of December 31, 2000.

     In addition, we have $1.6 million in restricted cash on deposit as security for a $1.5 million letter of credit in conjunction with a facility lease. Provided that no event of default under the lease has occurred, the letter of credit and the cash collateralizing it will continue to be reduced by $0.5 million per year commencing in July 2002. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

     In July 2001, we received a commitment from our Chairman to provide a line of credit of up to $20.0 million. A line of credit agreement was executed on August 6, 2001, and makes the principal amount of $20.0 million, available for draw down through August 5, 2003. Amounts outstanding under the line of credit are evidenced by a promissory note which bears interest at a rate equal to one percent (1%) above the prime rate, and will be payable in 48 equal monthly installments beginning August 5, 2003. Amounts outstanding may be converted into shares of common stock of the Company upon mutual agreement at any time at a price per share based upon a 20-day trailing average ending on the second trading day prior to the conversion, or in connection with an equity offering of the Company’s stock at the offering price. There are no amounts currently outstanding under the line of credit.

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

     We anticipate that existing capital resources, anticipated cash from existing collaborative partners and commitments will be sufficient to support our current biopharmaceutical research and development and other operations through the third quarter of 2002. However, we plan to seek additional funding prior to that time in order to finance the expansion of our biopharmaceutical research and the build out of our new leased facilities to support such research. If we do not obtain adequate financing or revenue in a timely manner, this could significantly harm our business, financial condition and results of operations, and may require us to delay, scale back or eliminate one or more of our research or development programs, discontinue the build out of our new leased facilities, or relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our business, financial condition and operating results.

Cash Used in Operating Activities

     The amount of net cash used in operating activities was $19.0 million during the nine months ended September 30, 2001, increasing from $12.6 million used during the same period of 2000. The increase in cash used in operating activities was due primarily to higher research and development costs resulting from our biopharmaceutical development efforts. In addition, we experienced increased general and administrative costs due to the addition of senior executives, and decreased interest income resulting from lower average cash balances and lower interest rates.

Cash Provided by (Used in) Investing Activities

     Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

     Net cash used in investing activities was $7.5 million during the nine months ended September 30, 2001, compared to $9.1 million net cash provided by investing activities during the same period of 2000, a net change of $16.6 million. The decrease was primarily due to no new net redemptions of short-term investments during the first nine months of 2001, compared to $15.5 million in net redemptions of short-term investments during the same period last year. Our leasehold improvement and equipment spending was $7.5 million for the nine months ended September 30, 2001, compared with $6.4 million for the same period of 2000. We expect net cash used in investing activities to continue to increase as we expand laboratory space and infrastructure for our biopharmaceutical development efforts.

Cash Provided/Used by Financing Activities

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $40.3 million compared to $1.7 million for the same period of 2000. The increase was primarily due to the draw down of the $20.0 million line of credit from the Chairman of our Board of Directors, and to the completion of a private placement from which the company received gross proceeds of approximately $21.3 million and paid related issuance cost of $0.5 million.

     In the nine months ended September 30, 2001, principal payments of capital leases and loan obligations were $1.6 million, compared with $1.6 million for the same period last year. Proceeds from the issuance of common stock upon the exercise of stock options were $0.7 million, compared with $1.2 million for the same period of 2000.

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

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement becomes effective January 1, 2002. Implementation of SFAS No. 142 will not have a material effect on the Company’s results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective January 1, 2003, with earlier application encouraged. Implementation of SFAS 143 will not have a material effect on the Company’s results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 effective January 1, 2002, with earlier application encouraged. Implementation of SFAS 144 will not have a material effect on the Company’s results of operations or financial position.

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

     We intend to seek additional funding through collaborations and public or private equity or debt financings. We have financed our operations since inception primarily through the sale of equity securities, and revenue from corporate collaborations. We have not generated royalty revenues from product sales, and do not expect to receive significant revenues from royalties in the foreseeable future, if ever. To execute our current operating plan, we will need to secure additional financing by at least the third quarter of 2002, however, we plan to seek additional funding prior to that time.

     Additional financing, however, may not be available on acceptable terms, if at all. For approximately the past nine months, the capital markets have been volatile and uncertain. Given the current state of the markets for public and private offerings of securities, we may have difficulty raising the amount of funds, on reasonable terms, necessary to finance our current operating plan. If we cannot raise the financing that our current operating plan requires, we may have to scale back some of our operations, including our facilities expansion, which may have a negative effect on our business. In addition, the perception in the capital markets that we may not be able to raise the amount of financing we desire, or on terms favorable to us, may have a negative effect on the trading price of our stock. Additional equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we may be required to delay, reduce the scope of, eliminate or divest one or more of our subsidiaries, discovery, research or development programs or our facilities expansion. Any such action could significantly harm our business, financial condition and results of operations.

     Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in our facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments; and

•	other factors not within our control.

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

We Have a History of Operating Losses and May Never Be Profitable

     For the years ended December 31, 2000, 1999 and 1998, we had net losses of $22.3 million, $18.5 million and $16.4 million, respectively. As of September 30, 2001, we had an accumulated deficit of $97.0 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

Our Ability To Commercialize Gene-Based Products is Unproven

     We have not developed any therapeutic or diagnostic products using proteins produced by the genes we have discovered. Before we make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. Moreover, with respect to biopharmaceutical products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. With respect to agricultural products, our collaboration partner may need to obtain regulatory approval before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such determination process constitutes the first step in developing commercial products. We also have spent significant amounts of time and money in developing processes for manufacturing IL-1Hy1 and CD39L4, and expect to continue to spend significant resources on development and manufacturing of our proteins and other potential products. However, a commercially viable product may never be developed from our gene discoveries.

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

     Under our collaboration arrangement with Chiron in the solid tumor cancer field, Chiron maintains responsibility for the development of a product. Under our collaboration arrangement with Kirin Brewery Company, Ltd. (Kirin), Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. Under our collaboration arrangement with Deltagen, we share responsibility for development of a product. With respect to these arrangements, we run the risk that Chiron or Kirin may not pursue clinical development in a timely or effective manner, if at all, and that Deltagen may not cooperate with us in pursuing clinical development in a timely or effective manner.

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

The Success of Our Business Depends on Patents and Other Proprietary Information

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have one issued patent relating to our gene and protein discoveries, U.S. Patent No. 6,294,655 issued September 25, 2001. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

•	our patents will not be challenged;

•	protection against competitors will be provided by such patents; or

•	competitors will not independently develop similar products or design around our patents.

We seek patents on:

•	full-length gene sequences;

•	partially-sequenced gene sequences;

•	proteins produced by those genes;

•	antibodies to those proteins; and

•	processes, devices and other technology that enhance our ability to develop and/or manufacture gene-based products.

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

We Have Experienced Fluctuation in the Number of Our Employees, and Any Inability to Manage this Fluctuation Could Harm Our Business.

     The number of our employees has fluctuated over the last two fiscal years in response to changing market conditions and the evolution of our business. The number of our employees grew from 161 as of December 31, 1999, to 257 as of December 31, 2000. At September 30, 2001 Hyseq had 225 employees. On July 26, 2001 Hyseq announced a reduction in force of approximately 20%, to be implemented immediately and be completed over the next three months. This fluctuation has placed a significant strain on our management, systems, and resources. We expect that we will need to continue to maintain close coordination among our research and development and administrative groups in order to successfully manage such fluctuations in personnel.

We Lack Manufacturing Experience and We Intend to Rely Initially on Contract Manufacturers

     We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and will be subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an IND with the FDA and proceed with clinical trials for any of our potential therapeutic protein candidates. We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices (GLP) toxicology studies in order to gather the data necessary to file an IND with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of current good manufacturing practices (cGMP) materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (i) complete the GLP toxicology and other studies necessary to file an IND with the FDA, and (ii) produce a sufficient volume of cGMP material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot assure you that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

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

     We also recently entered into a collaborative arrangement, through our indirectly owned subsidiary, N-Mer, to develop a high-speed DNA sequencing chip as part of our litigation settlement with Affymetrix. See Item 1, “Subsequent Events” above for further information. Our subsidiaries engaged in the development of SBH technology may also need to negotiate new collaborative arrangements in the future.

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

Our need, including the need of our direct and indirect subsidiaries, to manage simultaneously a number of collaboration arrangements may not be successful, and the failure to effectively manage such collaborations would significantly harm our business, financial condition and results of operations.

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

Future Sales of Our Common Stock May Depress Our Stock Price

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of November 1, 2001, we had 19,108,213 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (Securities Act), except for shares held by our affiliates and unregistered shares held by non-affiliates. As of November 1, 2001, our affiliates held 4,713,232 shares of our common stock and non-affiliates held 543,027 unregistered shares of our common stock, which are transferable pursuant to Rule 144 as promulgated under the Securities Act, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have recently been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

     As of November 1, 2001, 3,040,734 shares of our common stock and 1,520,369 shares issuable upon exercise of warrants were registered for resale under a Registration Statement on Form S-3. For a discussion of the private placement in which these securities were issued, see Part II, Item 2 below. Sales of these securities could also depress prevailing market prices of our common stock.

     As of November 1, 2001, warrants to purchase 1,832,050 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 5,605,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 1,268,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of November 1, 2001, 150,000 of the 1,268,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

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

     The State of California has experienced natural gas and electricity problems, which have resulted in rolling power blackouts, some of which have affected our facilities. In addition, we, like others, have experienced large fluctuation in our natural gas rates and may experience steep fluctuations in our electric rates. Although we have an auxiliary generator, it is intended for emergency backup in the event of a power outage and is not capable of powering our entire operations. Continued power blackouts and/or large increases in our utility costs could harm our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RATE RISK

     There were no significant changes in our market risk exposures through the third quarter 2001. For further discussion of our market risk exposures, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2001, the Company entered into a settlement agreement with Affymetrix providing for the comprehensive settlement of all existing litigation between the two companies that began in March 1997. The lawsuits involved are Hyseq, Inc., Plaintiff/Counterdefendant v. Affymetrix, Inc., Defendant/Counterclaimant, Case No. C 97-20188 RMW, United States District Court, Northern District of California, San Jose Division; Affymetrix, Inc., Plaintiff v. Hyseq, Inc., Defendant, Case No C 99-21163 JF, United States District Court, Northern District of California, San Jose Division; and Hyseq, Inc., Plaintiff/Counterdefendant v. Affymetrix, Inc., Defendant/Counterclaimant, Case No. C 00-20050 RMW, United States District Court, Northern District of California, San Jose Division. On October 26, 2001 Hyseq and Affymetrix jointly filed a “Stipulation and Proposed Order of Dismissal and Final Judgment” in each of these lawsuits which sought dismissal, with prejudice, in each case. Affymetrix and Hyseq have each acknowledged the validity and enforceability of the patents involved in these lawsuits, which are: Hyseq’s U.S. Patent Nos. 5,202,231, 5,525,464, 5,695,940, 6,018,041 and 5,972,619; and Affymetrix’ U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992.

     Hyseq and Affymetrix have also been involved in patent interference proceedings titled Chee v. Drmanac, Interference No. 104,552 before the U.S. Patent and Trademark Office. Hyseq and Affymetrix have entered into an interference settlement agreement in which Hyseq agreed to enter an abandonment of contest with respect to its pending patent application.

     As part of the settlement arrangement, Hyseq and Affymetrix also entered into various licensing and collaborative arrangements. See Part I, Item I, "Subsequent Events" above for further information.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 30, 2001, the Company announced the completion of a private placement of approximately 3.04 million newly issued shares of common stock at $7.00 per share, together with warrants to purchase approximately 1.52 million shares of common stock, for aggregate gross proceeds of approximately $21.3 million in the offering. The warrants are exercisable at any time through and including August 28, 2006 at $10.50 per share, a 50 percent premium to the per unit purchase price on the closing date, which may be adjusted to $7.95 per share based on certain future issuances. The warrants may only be exercised on a cashless exercise basis after August 28, 2003.

     The securities were sold to accredited investors in a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended. Officers and directors of the Company who participated in the offering agreed, pursuant to discussions held with the NASD, not to vote or transfer their shares of common stock acquired as a result of the offering until such time as the offer and sale of such shares to them has been ratified by the Company’s stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Not applicable.

(b)  Reports on Form 8-K

DATE OF FILING	SUBJECT

July 20, 2001	Form 8-K, Item 5, Appointment of William F. Bennett as Senior Vice President, Research.
September 12, 2001	Form 8-K, Item 5, Announcement of $21 Million Private Placement

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyseq, Inc. (Registrant) d/b/a Hyseq Pharmaceuticals, Inc.

By:	/s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: November 14, 2001