Form 10-K
period 2001-12-31
HYSEQ INC
filed 2002-04-01
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22873

HYSEQ, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

670 Almanor Avenue, Sunnyvale, CA (Address of principal executive offices)	94085 (Zip Code)

Registrant’s telephone number, including area code:

408-524-8100

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the common stock held by non-affiliates of the Registrant on March 15, 2002 was $94,672,151 based on the last sale price of the common stock as reported by the Nasdaq Stock Market.

      As of March 15, 2002, the Registrant had 19,371,052 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2002 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT 4.8
EXHIBIT 4.9
EXHIBIT 4.10
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2

PART I

Item 1.     Business

      This Annual Report on Form 10-K contains historical information as well as forward-looking statements that involve risks and uncertainty. Our actual results could differ significantly from discussions and forward-looking statements in this document. Factors that could cause or contribute to such differences include but are not limited to those discussed in this section under the caption “Risk Factors,” as well as those under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed elsewhere in this Annual Report on Form 10-K.

Company Overview

      We were incorporated in Illinois in August 1992 and reincorporated as a Nevada corporation on November 12, 1993. We have being doing business as Hyseq Pharmaceuticals, Inc. since October 2001.

      We are engaged in research and development of novel biopharmaceutical protein-based products for the treatment of human disease from our collection of proprietary genes discovered using our high-throughput signature-by-hybridization platform. We are researching several product candidates to treat a variety of serious diseases and medical conditions. These product candidates target several markets, including cardiovascular disease and oncology. We intend to develop and commercialize these types of product candidates on our own or in collaboration with other biotechnology or pharmaceutical companies.

      We believe our signature-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (or SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences and have the potential to develop a significant pipeline of product candidates for research and development. Previously, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics, cloning, and early stage research activities to prioritize potential therapeutic protein candidates. As of March 15, 2002, we had filed patent applications on approximately 10,000 full-length human gene sequences. We are accelerating our research activities to elucidate the role of novel genes in our proprietary database, their encoded proteins and corresponding antibodies. Our database includes chemokines, growth factors, stem cell factors, interferons, integrins, hormones, receptors and other potential protein therapeutics or drug targets. Our focused bioinformatics and screening capabilities have significantly enhanced our understanding of the biological activity of these genes and their corresponding proteins, enabling us to file strategic patent applications that encompass both composition of matter and method of use claims.

      We are primarily focused on discovering and developing therapeutic protein-based products, as we believe that naturally occurring therapeutic proteins have several commercial advantages over small molecule drugs.

      In the near term, we are balancing the risks in developing therapeutics from our full-length gene database by also focusing on an early stage clinical product candidate acquired through collaboration with Amgen, Inc. We entered into this collaboration in January 2002, with the goal of developing and commercializing alfimeprase, a thrombolytic enzyme, for the treatment of peripheral arterial occlusion (or PAO) and other cardiovascular indications. Pre-clinical studies suggest that alfimeprase is a promising agent for dissolving blood clots (clot lysis) and may be well suited for the PAO indication.

Scientific and Industry Background

      Genes are the hereditary units that control the structure, health and function of all organisms. The study of genes and their functions has led to the development of products and services for diverse markets, ranging from health care to agriculture. Genomics, the study of all the genetic information of an organism, is a growing field that is expected to lead to the development of additional gene-based therapeutics. The large market potential for gene-based products has led to a worldwide effort to sequence the human genome in the search for new proteins and drug targets for the treatment of disease and unmet medical needs.

      The complete set of genetic information of each organism, known as its genome, is encoded in its deoxyribonucleic acid (or DNA). DNA, which is found in the nucleus of cells, is a molecule comprising two complementary strands entwined in the form of a double helix. Various combinations of four chemical building blocks or “bases” of DNA, adenine (A), thymine (T), cytosine (C) and guanine (G), are linked together in series to form each DNA strand. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form base pairs: A pairs with T and G pairs with C. In humans, there are approximately six billion base pairs organized into 23 pairs of DNA structures called chromosomes.

      With the development of automated, high throughput DNA sequencing techniques in the early 1990s, researchers accelerated the discovery of novel genes and the proteins they express. Companies in the private sector, as well as publicly-funded research efforts, initiated large-scale activities to create databases of DNA sequence information that could be used to search for important new proteins or drug targets. Early commercial efforts focused on identification of expressed sequence tags, or ESTs, which are short DNA sequences that represent a portion of an expressed gene. At the same time, the U.S. government-funded Human Genome Project, in competition with other national governments and privately funded efforts, set about sequencing the entire human genome. The science of bioinformatics has arisen out of the need to analyze and derive value from this vast quantity of DNA sequence data. Bioinformatics involves the use of high-powered computers, software and analytical tools to interpret, compare and analyze DNA sequence data and can be used to assist in identifying those genes and proteins that are likely to play a meaningful role in human health. In addition to using bioinformatics to screen DNA sequence databases for medically relevant genes, researchers can use bioinformatics to infer important information about a newly discovered gene from its DNA sequence. Drawing on information about previously known genes, researchers can perform comparative analyses with newly discovered genes to obtain insight into their potential functions. Although bioinformatics represents a fundamental advance in the analysis of DNA sequence data, significant challenges remain in discovering how genes and proteins affect human biology and disease.

      Prior to the development of robust large DNA sequence databases and the requisite analytical software needed to facilitate bioinformatics analyses, the discovery and development of therapeutic proteins typically involved an intense focus on biological processes of the human body or the pathology of disease. Researchers would study a particular biological process or disease and try to understand the underlying molecular mechanisms that could lead to the identification of potential therapeutic products. This time- and labor-intensive process yielded relatively few newly identified therapeutic protein product candidates. The introduction of methods for rapid DNA sequencing and bioinformatics in the early 1990s enabled an alternative approach to therapeutic protein discovery. Rather than study the biology of an organism or disease to discover a new therapeutic protein, a number of companies directed their efforts to discovering new proteins through bioinformatics and then studying the biology of these newly discovered proteins to determine whether they have therapeutic applications. We believe that over time this approach has the potential to yield a substantial number of therapeutic candidates, and ultimately approved products, faster and at lower cost than the traditional biology-only driven approach.

      Genes that encode proteins are composed of two principal types of information: the primary coding sequence that dictates the composition of the protein as well as additional regulatory sequences that control the actual expression of a gene. The process by which the coding sequence of a gene directs the production of a protein begins with a process in which the gene is copied into a related molecule called messenger ribonucleic acid (or mRNA). The mRNA is used as a template to combine amino acids together in a particular order to form a protein. The regulatory region of a gene is responsible for determining the rate of production of mRNA copies, which can therefore directly affect the amount of the protein product that is produced by the cell. Additional factors besides mRNA abundance can affect the levels of proteins in a cell, and proteins themselves can be modified to affect their biochemical activities. The addition, deletion or substitution of one or more bases in a gene, known as a mutation, can alter the resultant protein’s structure and/or level of expression and result in a disease. Most diseases are believed to be polygenic, meaning that the activities of multiple genes interact to cause the disease. In developing a drug for treatment of a polygenic disease, the most effective strategy may be best selected when all genes that interact to cause or affect the disease are known.

      Therapeutic proteins include naturally occurring proteins that are administered to patients as drugs. Some naturally occurring proteins replace or supplement a protein that is deficient in the body or defective. Others signal the body to initiate or cease a biological function. Examples of therapeutic proteins include ligands such as insulin, which regulates glucose metabolism for the treatment of diabetes, and enzymes such as tissue plasminogen activator, which converts plaminogen to plasmin, a protein that can break down blood clots. Other therapeutic protein-based drugs, although not naturally occurring, have been engineered to provide medical benefit. Examples include monoclonal antibodies such as Herceptin, which targets and destroys breast cancer cells, and soluble receptors such as Enbrel, which binds to and thereby blocks the effect of a ligand implicated in rheumatoid arthritis. Therapeutic proteins and other protein-based products represent a promising class of drugs in the biotechnology industry.

      The use of recombinant DNA technology to manufacture therapeutic proteins has been a major breakthrough for the pharmaceutical industry. Recombinant DNA technology is used to insert a gene into non-human production cells. These cells, which are grown in culture, are engineered to produce the desired protein in large quantities. The protein is then isolated from the culture and purified. Recombinant proteins have several advantages over proteins derived from natural sources, such as human or animal pooled blood. First, recombinant DNA technology enables the large-scale production of certain therapeutic proteins that are scarce and thus too difficult or costly to derive from human or animal sources in therapeutically useful quantities. Second, recombinant DNA technology significantly reduces the contamination risks from blood-borne pathogens that cause diseases. Finally, recombinant DNA technology allows the production of therapeutic proteins using reproducible methodologies. This reproducibility in manufacturing provides for consistency between batches of the final protein product, a necessity for creating a safe drug capable of receiving regulatory approval.

Strategy

      Our execution strategy will involve a combination of carefully-staged internal infrastructure growth, strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies, inlicensing product candidates and outsourcing, on a fee-for-service basis, to accelerate and expand our drug discovery and development efforts. Our goal is to build a fully integrated biopharmaceutical company that commercializes novel therapeutic proteins and other protein-based products derived from our proprietary portfolio of protein candidates. The first part of our strategy involves internal infrastructure growth to expand our staff and bring additional expertise into the company. Our early efforts have been focused on gene discovery, which requires a research staff of molecular biologists and bioinformatics personnel. As we continue characterize the genes in our database, we have expanded our research and development staff to include additional expertise in basic biology, physiology, cell biology and protein sciences. Further progress into development will require additional expertise in project management and product development including pharmacology, toxicology, assay development, formulation and process development, medical and regulatory affairs, quality control and quality assurance and an expanded capability in facilities and engineering. Expertise in these areas will be required to ensure that we meet FDA and foreign regulatory requirements for conducting clinical trials.

      The second part of our strategy is to focus on the discovery of therapeutic proteins. We are pursuing a focused strategy to identify the subset of genes that we believe have the highest probability of coding for proteins with therapeutic potential. Specifically, we are focusing on key protein categories that have members with demonstrated therapeutic potential or medically relevant biological activity. We are currently utilizing a number of methods to help define the utility of these genes. Once we have identified a protein candidate with relevant biological activity, we will seek to develop a therapeutic protein directly, or, where appropriate, develop a monoclonal antibody or soluble receptor that targets the protein.

      The third part of our strategy involves strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies. We believe this approach will greatly enhance our chances to move a number of drug candidates into clinical trials over the next several years. We are now focusing on new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates. This focus also includes plans to collaborate with strategic partners with expertise to develop antibodies and small molecules from our proprietary targets.

      The fourth part of our strategy involves outsourcing, on a fee-for-service basis, to accelerate and expand our drug discovery and development efforts. Initially, we intend to use outsourcing while we expand our in-house capabilities, although we expect to continue to use outsourcing when there are opportunities to accelerate and expand our drug discovery and development efforts. We currently use contract research organizations and collaborators to supplement our ability to conduct in vitro and in vivo testing of our therapeutic protein candidates. We also intend to use contract organizations to conduct good laboratory practices (GLP) toxicology and other studies required for filing an Investigational New Drug (IND) application, for the production of any current good manufacturing practices, or cGMP, drug and for conducting clinical trials on our lead therapeutic protein candidates.

      Our strategy also encompasses pursuing comprehensive intellectual property protection. We seek to establish patent priority for our gene and protein discoveries at the earliest possible time. We use data generated from bioinformatics and exploratory biology to enhance our patent applications.

      Because we expect to generate more product candidates than we have the capacity to develop on our own in the near term, we are pursuing a commercialization strategy with multiple options. We intend to internally develop and commercialize some product candidates where we believe the clinical trials and sales force requirements are manageable. We intend to partner with other companies to co-develop and co-promote product candidates in cases where we do not have access to the infrastructure required for development and commercialization. Finally, we intend to out-license other product candidates and intellectual property that do not fit within our future commercial focus.

      We intend to develop our own manufacturing capabilities in the future, but in the near term we expect to use third-party manufacturers. We have initiated the design phase for a pilot manufacturing plant, which we intend to use as a source of clinical product supply. We plan to subsequently develop larger-scale commercial manufacturing facilities as our products progress through clinical development.

Research and Development

      We have discovered a large collection of novel genes with our signature-by-hybridization platform. Since 1997 we have used our signature-by-hybridization platform to discover genes expressed in a large number of complementary DNA (or cDNA) libraries derived from specific human cells and tissues. These cDNA libraries are spotted onto replica filters which are then hybridized independently with short, distinct DNA probes. After repeated probing, each cDNA develops a characteristic hybridization signature that can be used to group similar clones into clusters. By sequencing only representative cDNAs from each cluster, we have allowed for an efficient and thorough analysis of all genes expressed in any library. Using bioinformatics and biological screening methods, gene sequences are analyzed to select molecules for pre-clinincal testing. In addition, the use of EST data together with genomic sequence data affords us the opportunity to identify those rare genes that otherwise might go undetected using only EST databases. Genes that are expressed only at low levels are typically underrepresented in or absent from public EST databases. These rarely expressed genes may have potent biological activities with clinical utility.

      We conduct high-throughput gene sequence analysis using advanced informatics tools and protein structure modeling techniques to identify candidate genes for biological screening. In general, most candidates are grouped into the broad categories of potential protein therapeutics and small molecule or antibody targets. We believe genes with sequence characteristics and motifs similar to those found in known secreted proteins are more likely to be useful as protein therapeutics and those with characteristics of membrane or intracellular proteins are more likely to serve as targets for antibodies and small molecules. Our focus has been on development of molecules that we believe will result in protein therapeutics. We plan to pursue targets for antibodies and small molecules through strategic relationships.

      We use a diverse set of tools to evaluate the biological functions of the genes and proteins we discover. In our collaboration with Kirin Brewery Company, Ltd., we conduct screens in which the gene of interest has been introduced into genetically modified mice (transgenic mice) such that the encoded human protein is expressed in the adult animal. Through our collaboration with Deltagen Inc., we can identify the function of our genes by developing knockout mice, in which the corresponding mouse gene has been inactivated by genetic manipulation. We use dozens of independent assays to investigate the biological and biochemical activities of our novel proteins. To obtain additional information, our scientists have adapted or created in vivo laboratory models that mimic human diseases to determine the cause of disease and response to treatment. For certain ligands, we clone the receptors for the ligand present in a tissue or cell. In addition to providing a marker for tissues that should respond to the protein, the receptors themselves can have therapeutic potential. We also rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

      Within our exploratory biology operation, we apply a variety of methods by which we can identify a protein’s function, determine whether the protein plays a role in disease, assess its commercial potential, and obtain information about dosing and systemic effects of the product candidate. Assuming positive results, both in terms of efficacy and toxicology, we may develop a commercial hypothesis for the product candidate. A commercial hypothesis requires the identification of a market opportunity and a preliminary determination that it will be economically feasible to manufacture the product candidate and administer it to patients.

      The process of selecting and evaluating drug candidates involves a broad range of skills and a highly trained scientific staff. Following the initial gene assessment by our bioinformatics group, full-length genes are obtained, expressed, and screened for biological activity by our cloning and cell screening groups. Once activities have been identified, additional experiments are performed to support the development of a biological hypothesis that describes the protein’s function. The protein candidate next moves to the validation stage, in which more directed and focused experiments are performed to confirm the biological activity and to establish a medical hypothesis. Molecules showing biological activity and molecules with sequence or structural homology to known proteins are further evaluated by our functional genomics group. Our protein production and purification group is responsible for providing larger quantities of selected proteins for further in vitro and in vivo testing. These tests are conducted by our functional genomics group, working in conjunction with contract research organizations and university collaborators. Throughout this process, information is provided to our legal group to pursue patent protection for our candidates. In cases where a protein demonstrates beneficial biological effects, it becomes a product candidate. If a protein has been found to have detrimental effects, we will focus on generating a monoclonal antibody or soluble receptor to inhibit the activity of the protein. In those cases, a resulting monoclonal antibody or soluble receptor will be the product candidate. Once a product candidate is identified, it moves to the pre-clinical stage, at which time it is tested in specific animal models of diseases for safety and pharmacokinetic analysis. Following initial safety and pharmacokinetic analysis, the pre-clinical safety and efficacy group will be responsible for working with contract research organizations to conduct GLP toxicology and other studies required for filing an IND. Until adequate staff and facilities are established in-house, we plan to use contract organizations for the production of cGMP drug and for conducting clinical trials on our lead therapeutic protein candidates.

Alfimeprase: Product Candidate for Clot Lysis

      Alfimeprase is a thrombolytic agent, that is, it dissolves blood clots. Developed by Amgen, Inc., it is a novel recombinant form of fibrolase, a naturally occurring enzyme. Unlike plasminogen activators, alfimeprase can directly and rapidly degrade the network of fibrin protein that captures red blood cells to form blood clots. The first target medical indication is Peripheral Arterial Occlusion (or PAO). In PAO, a clot blocks blood flow to a distant body part, usually in the leg. It is estimated that more than 100,000 cases of PAO are reported in the United States per year. An IND has been filed in the PAO indication. We plan to begin Phase 1 human studies in the second quarter of 2002.

      To date none of our other therapeutic protein product candidates has progressed beyond pre-clinical testing, aside from alfimeprase. Recently, we have refocused our efforts from previously identified pre-clinical stage product candidates, IL1Hy1 and CD39L4, to other more promising pre-clinical candidates, the results of testing to date may not be indicative of results that will be obtained in further pre-clinical studies or in clinical trials. However, as we have not begun human testing of alfimeprase or any other product candidates, human clinical results could be different from our expectations following our pre-clinical studies. Consequently, there is no assurance that the results in our pre-clinical testing are predictive of the results that we will see in our clinical trials with humans. As further results of tests are received, we may abandon or reduce our efforts regarding particular projects. Additionally, there can be no assurance that clinical trials as to any particular product candidate, if commenced, will be successful, that the proposed disease indication will prove true, or that any product can be successfully commercialized. See “Risk Factors — Development of Our Products Will Take Years; Our Products Will Require Approval Before They Can Be Sold” and “Risk Factors — The Success of Our Potential Products in Preclinical Studies Does Not Guarantee that these Results Will Be Replicated in Humans.”

Intellectual Property

      We seek patent protection on isolated partial and full-length gene sequences, as well as their encoded protein products, antibodies that bind to these proteins, and methods of using these genes, proteins or antibodies. As of March 15, 2002, we had filed patent applications on approximately 10,000 full-length gene sequences and their corresponding proteins and antibodies. Subsequent bioinformatics analyses of our proprietary collection indicate that these putative full-length gene sequences represent approximately 10,000 different genes. We have also filed patent applications on more than 830,000 partial gene sequences. We hold five United States patents relating to our proprietary gene sequences with claims covering the genes, their encoded protein products, corresponding antibodies, or methods of use.

      Our subsidiary Callida Genomics, Inc. holds nineteen United States patents with claims covering the methods, compositions, apparatus and applications relating to sequencing-by-hybridization technology. We have filed several additional patent applications covering improvements to and new applications of the SBH technology.

      Our success will depend in large part on our ability to: obtain patent and other proprietary protection for genes and proteins we discover; defend patents once obtained; operate without infringing the patents and proprietary rights of third parties; and preserve our trade secrets.

Research and Development Collaborations

      We and our subsidiary Callida are focusing on strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies. We recognize external collaborations as an important aspect of our success in analyzing and characterizing protein function. Our current collaborations include research and development collaborations with Aurora Biosciences Corporation, Deltagen, Inc., and Kirin Brewery Co., Ltd., gene discovery collaborations with BASF Plant Sciences GmbH (or BASF), and Chiron Corporation and a collaboration with the University of California, San Francisco (or UCSF) to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. We had a previous collaboration with Kirin that was completed in March 2001. Our subsidiary Callida also has a collaboration with Affymetrix, Inc. and has been assigned our previous collaboration with the Applied Biosystems Group of Applera Corporation to commercialize one application of our SBH technology.

Aurora

      In July 2001, we entered into a two-year collaboration and license agreement with Aurora Biosciences Corporation, under which Aurora will screen over 200 secreted proteins from our proprietary collection, using Aurora’s proprietary CellSensorTM Panel, and under which we received a non-exclusive license to certain fluorescent protein technologies. Aurora will use its technology on our behalf to identify proteins of interest as potential therapeutics and will receive upfront payments, licensing fees and technology access fees. Aurora may receive performance milestones, as well as development milestones and royalties on our products that result from the collaboration. In addition, as part of the agreement, we will provide Aurora access to selected novel targets from our database of proprietary full-length cDNAs. We will receive a database access fee and licensing fees and may receive development milestones and royalties on Aurora’s small molecule products that result from the collaboration.

Deltagen

      In October 2001, we entered into a collaboration with Deltagen to undertake research and development activities on approximately 200 novel secreted proteins. We will provide gene sequences encoding for the secreted proteins, and Deltagen will utilize its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Both companies will have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. The cost of the collaboration will be shared with Deltagen; we will provide Deltagen with approximately $10 million in research and development payments over two years.

Kirin

      In October 1998, we entered into a collaboration with Kirin in which we use our signature-by-hybridization platform to target potential pharmaceutical candidates involved in cell growth regulation from specific cell lines provided by Kirin. During the fourth quarter of 2000, we extended the term of our collaboration with Kirin through March 2001 in order to complete additional research. We retain rights in North America to develop pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin has equivalent rights in Asia and Oceania, and we share rights equally in Europe and in the rest of the world. Our gene sequencing obligations under the original term of the agreement are substantially complete.

      In August 2001, we entered into a new collaboration with Kirin, in which Kirin will fund three years of our collaborative research work and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. We will jointly own discoveries made during the collaboration, and we will jointly develop and market the resulting products while sharing costs, efforts, and revenues. We will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Ocenia. We will share marketing rights equally in Europe and the rest of the world.

      Revenues from our collaborations with Kirin represented 19% of total revenue for fiscal year ended December 31, 1999, and less than 10% of total revenue for fiscal years ended December 31, 2000 and 2001.

BASF

      In December 1999, we entered into a collaboration with American Cyanamid Company in which we use our signature-by-hybridization platform to target potential agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH. The collaboration provides for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement, for up to four additional one-year terms. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. We will receive royalties on any such products. The agreement requires us to generate data at a specified level per year which, if not met, could result in our breach of the agreement. Revenues from our collaboration with BASF represented less than 10% of total revenue for fiscal year ended December 31, 1999, 75% of total revenue for fiscal year ended December 31, 2000, and 91% of total revenue for fiscal year ended December 31, 2001.

Chiron

      In May 1997, we entered into a collaboration with Chiron in which we used our signature-by-hybridization platform to target solid tumor cancer therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years ending in May 2000, and has been extended by Chiron for an additional two-year period ending in May 2002. At its option, Chiron may extend the collaboration for one more two-year period before the current extension ends in May 2002. Our gene sequencing obligations under the original term of the agreement are substantially completed. Chiron has the exclusive right to commercialize any solid tumor products resulting from the collaboration. We will receive royalties on any such products. In addition to research funding payments, in 1997 Chiron made an equity investment in us of $7.5 million in conjunction with the collaboration. Revenues from our collaboration with Chiron represented 76% of total revenue for fiscal year ended December 31, 1999, 21% of total revenue for fiscal year ended December 31, 2000, and less than 10% of total revenue for fiscal year ended December 31, 2001.

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

Applied Biosystems

      In May 1997, we entered into an agreement with Applied Biosystems to commercialize HyChip products. Pursuant to this agreement, we were required to commit $5.0 million to further development of the chip component of the HyChip system, which we satisfied in 1998. Applied Biosystems was also required to commit certain funds for development of the overall system. The collaboration had an initial term of five years and is extended automatically thereafter unless the parties mutually agree to termination. The agreement required us to design, develop and manufacture the HyChip chip component, while Applied Biosystems was responsible for the design, development and manufacture of the system that processes and analyzes data from the HyChip chip, as well as marketing and customer support. In 1997, Applied Biosystems made an equity investment in us of $10.0 million in conjunction with the collaboration.

      In October 2001, we amended our agreement with Applied Biosystems to facilitate the settlement with Affymetrix. Significant components of this amendment included the conversion of the prior exclusive marketing arrangement with Applied Biosystems into a non-exclusive arrangement and the conclusion of all further collaboration obligations for each company. This collaboration agreement and amendment were assigned to our subsidiary Callida Genomics, Inc. (“Callida”) in October 2001.

Affymetrix

      In October 2001, incident to our settlement of all outstanding litigation with Affymetrix, we entered into a collaboration with Affymetrix to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix is through a newly created venture, N-Mer, Inc., that is a wholly owned subsidiary of Callida, which in turn is a newly formed majority-owned subsidiary of ours. Universal chips, or arrays, are DNA arrays designed without reference to specific gene sequences that can be used to sequence any gene sequence. N-Mer will have access to both our sequencing-by-hybridization (SBH) technology, through Callida, and to Affymetrix’ GeneChip technology, a standard platform for array-based experiments. Affymetrix will be the exclusive array and system supplier and is initially authorized to be the exclusive agent for the distribution of N-Mer products.

Our Subsidiary Callida Genomics, Inc.

      In October 2001, we formed a new majority-owned subsidiary, Callida Genomics, Inc., to carry out the Company’s business relating to our proprietary SBH technology. At the same time, Callida formed a wholly owned subsidiary, N-Mer, Inc. to collaborate with Affymetrix, Inc. on developing and commercializing a high speed DNA sequencing chip. Affymetrix has an initial 10% equity interest in Callida which may increase or decrease upon further third party financing of Callida. We and Affymetrix have agreed to each make additional investments in Callida, which will be conditioned on N-Mer’s attainment of a specified technical milestone and the procurement of third-party financing. Callida granted Affymetrix an option to purchase a majority interest in N-Mer, which will be exercisable at any time over the next five years.

      We contributed all of our SBH patents and patent applications to Callida. A team of approximately 30 Hyseq scientists, including one of our founders, Dr. Radoje Drmanac, who pioneered our DNA chip and SBH technology, are now full-time employees of Callida. Our Chairman Dr. George Rathmann will also serve as Chairman, Interim President and Chief Executive Officer of Callida. As of March 15, 2002, HySeq has a 90% equity position in Callida.

      SBH technology generally involves using DNA probes of known sequence that are hybridized with DNA samples. Different probe sets can be used for different applications. We use a complete set of probes of a given length, or a subset of probes that are selected based on statistical properties, to assemble an unknown sequence of a DNA sample. DNA analysis applications using complete sets or subsets of probes include de novo sequencing, resequencing, genotyping, mutation discovery, and polymorphism detection. In addition, we have a proprietary signature-by-hybridization technology in which we use a small set of probes to screen for and discover genes in a large number of DNA samples.

     Licensed Technology

      In 1994, we acquired an exclusive license from Arch Development Corporation, a not-for-profit corporation affiliated with the University of Chicago that manages Argonne National Laboratories, to develop further and use certain SBH improvements developed by one of our chief scientists while he was at Argonne. In July 1997, we began paying minimum royalties as required under the exclusive license. This license agreement was assigned to our subsidiary Callida in October 2001.

Patents and Trade Secrets

      The U.S. Patent and Trademark Office and patent authorities outside the United States issue patents for inventions based on genes that have been isolated from their natural state (through a purifying step that separates the gene from other molecules naturally associated with it), but only if the invention meets all the criteria for a patent. Each country has its own standards for granting a patent. In the United States, to be eligible for patent protection, an invention must at least be novel and useful and the patent application must contain sufficient detail to allow one skilled in the art or technology to reproduce the invention. We apply for patent applications on both partial and full-length gene sequences. As of March 15, 2002, we had filed patent applications on approximately 10,000 full-length gene sequences and their corresponding proteins. Fewer than 10,000 applications are pending because some of our patent applications include many gene sequences in one application. These applications may or may not result in the issuance of patents. In January 2001, the U.S. Patent and Trademark Office issued final revised guidelines on the standard of utility required for inventions, including gene-based inventions. The revised guidelines state that a patent application for an invention must disclose a well-established utility or a specific, substantial and credible utility for the isolated and purified gene. There can be no assurance that our disclosures in these applications are sufficient to meet the statutory requirements for patentability in all cases. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

      Patent protection for therapeutic protein-based products can include coverage of the composition of matter of a gene and the protein it expresses, methods to generate or manufacture the products and methods of using the products. Prior to the genomics era, there were few patents filed each year that contained DNA sequence information. The development of methods for rapid DNA sequencing and bioinformatics techniques has driven significant growth in the number of patent applications filed on genes and their corresponding proteins.

      In part, the filing of so many patents on DNA sequences reflects the importance of patent protection for therapeutic protein-based products. The costs of developing these products can run into the hundreds of millions of dollars and can take up to 10 to 12 years from experimental stage to market. Without patent protection, companies often have little incentive to invest in this important endeavor. Protection through patent exclusivity provides the opportunity for a company to recoup its research and development costs, make a profit on the therapeutic protein-based product, and invest in research and development of additional therapeutic protein-based products.

      The growth in the number of patents filed on DNA sequences has spurred continuing reassessment of the related patenting process. Beginning in the early 1990s, many companies filed patent applications primarily covering ESTs or other partial gene sequences, believing that resulting patents would cover the related full-length gene sequences. In the mid-1990s, it became increasingly evident that applications filed with the United States Patent and Trademark Office would need to cover full-length gene sequences to result in broad patent protection. More recently, the Patent and Trademark Office has published guidelines regarding utility of patented gene sequences. These guidelines suggest that many existing patent applications with inadequate utility disclosure may not result in issued patents, even if the applications cover full-length gene sequences. Patents on methods of use for proteins may become more important as more information becomes available about the therapeutic significance of discovered genes and proteins.

      We have also filed United States patent applications on more than 830,000 partial human gene sequences. There can be no assurance that the disclosures in these applications are sufficient to meet the statutory requirements for patentability. Where only a partial sequence is disclosed, the U.S. Patent and Trademark Office may issue patents of a very limited scope that will not cover a full-length gene sequence that includes the partial sequence. Therefore, there is a significant risk that the U.S. Patent and Trademark Office will not issue patents based on patent disclosures limited to partial gene sequences or will issue patents of a very limited scope. The commercial protection provided by any patents issued on the basis of partial gene sequences is uncertain.

      Other companies or institutions may have filed patent applications, or may file patent applications in the future, which attempt to patent genes similar to or the same as those covered in our patent applications, including applications based on our potential products. The U.S. Patent and Trademark Office would decide the priority of competing patent claims in an interference proceeding. Any patent application filed by a third party may have priority over a patent application we filed, in which event such third party may require us to stop pursuing a potential product, or negotiate a royalty arrangement to pursue and commercialize the potential product.

      Issued patents may not provide freedom to operate with respect to our potential products because certain uses of our potential products may give rise to claims that such uses infringe the patents of others. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover the utility and function of all known genes. Other persons could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. If any of these actions are successful, in addition to any potential liability for past damages, these persons may require us to obtain a license in order to continue to manufacture or market the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in patent litigation related to our technology or potential products, it could consume a substantial portion of our resources.

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

Competition

      Our strategy as a biopharmaceutical company is to define and patent human genes that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by these genes. There are a finite number of genes in the human genome, virtually all of which have been or will soon be identified. Other active companies include major pharmaceutical and biotechnology firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify. There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. Certain of our collaboration partners may now be, or could become, competitors.

      We are in a competition to identify, establish uses for and patent as many genes and their corresponding proteins as possible and to commercialize the products we develop from these genes and proteins. We face competition from other entities using high-speed gene sequencers and other sophisticated bioinformatics technologies to discover genes, including but not limited to Celera Genomics Corporation, Curagen, Inc., Genentech, Inc., Human Genome Sciences, Inc., Incyte Genomics, Inc., Millennium Pharmaceuticals, Inc., and Zymogenetics, Inc. We also face competition from entities using more traditional methods to discover genes related to particular diseases, including other large biotechnology and pharmaceutical companies. We expect that competition in our field will continue to be intense. Research to identify genes is also being conducted by various institutes and government-financed entities in the United States and in foreign countries, including France, Germany, Japan and the United Kingdom and elsewhere, as well as by numerous smaller laboratories associated with universities or other not-for-profit entities. In addition, a number of pharmaceutical and biotechnology companies and government-financed programs are engaged or have announced their intention to engage in areas of human genome research similar to or competitive with our focus on gene discovery, and other entities are likely to enter the field.

      We believe the principal competitive factors affecting our markets are rights to develop and commercialize therapeutic protein-based products, including appropriate patent and proprietary rights; safety and effectiveness of therapeutic protein-based products; the timing and scope of regulatory approvals; the cost and availability of these products; the availability of appropriate third-party reimbursement programs; and the availability of alternative therapeutic products or treatments. Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because we are an early stage company; all of our internal product candidates are still in various stages of pre-clinical development and have yet to undergo clinical trials. Also, although we believe that our bioinformatics technologies and exploratory biology capabilities provide us with a competitive advantage, any of the companies or other entities we compete with may discover and establish a superior patent position in one or more genes or proteins that we have identified and designated or considered designating as a product candidate. In addition, any potential products based on genes or proteins we identify will face competition both from companies developing gene- or protein-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, the genes or proteins we identify. Furthermore, our potential products, if approved and commercialized, may compete against well established existing therapeutic protein-based products, many of which may be currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. Also, healthcare professionals and consumers may prefer existing or newly developed products to any product we develop.

      Although we believe that there are significant product development opportunities for both us and for our collaborators, competition exists to develop and commercialize therapeutic protein-based products. Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may: succeed in identifying genes or proteins, or developing therapeutic protein-based products, earlier than we do; obtain approvals for products from the FDA or other regulatory agencies more rapidly than we do; obtain patents that block or otherwise inhibit our ability to develop and commercialize our product candidates; develop treatments or cures that are safer or more effective than those we propose to develop; devote greater resources to marketing or selling their products; introduce or adapt more quickly to new technologies or scientific advances, which could render our high throughput technologies obsolete; introduce products that make the continued development of our potential products uneconomical; more effectively negotiate third-party collaborative or licensing arrangements; and take advantage of acquisition or other opportunities more readily than we can.

      With regard to our subsidiary, Callida, competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of Callida’s SBH technology compete primarily with Affymetrix and Applied Biosystems. Applied Biosystems presently markets gel sequencers, a well-established sequencing technology, which compete with applications of SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of SBH technology, including Aclara Biosciences, Inc., Agilent Technologies, Inc., Caliper Technologies, Inc., CuraGen, Inc., IBM, Illumina, Inc., Molecular Devices, Nanogen, Inc., and Sequenom, Inc. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

Government Regulation

      Regulation by governmental authorities in the United States and most foreign countries will be a significant factor in manufacturing and marketing our potential products and in our ongoing research and product development activities. Virtually all of our products and those of our partners, such as Amgen, Aurora Biosciences, Chiron, Deltagen and Kirin, will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries. We are currently collaborating with Amgen to develop alfimeprase, which is a drug candidate that will require regulatory approval. The collaboration is further described in note 12, “Subsequent Events,” to the financial statements included in this Annual Report on Form 10-K. The time required for completing such testing and obtaining such approvals is uncertain. Unexpected biological activities, some of which may result in safety issues, may arise during preclinical evaluation. Such observations could delay or alter the course of a development program or ultimately result in the termination of a program. Any delay in clinical testing may also delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us or by our collaboration partners to obtain regulatory approval could adversely affect the commercialization of products we or they are developing, our ability to achieve product collaboration milestones or receive royalty revenue and thus negatively impact our liquidity and capital resources.

      Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an Investigational New Drug application (IND), which must be reviewed by FDA personnel before clinical testing can begin. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase I, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism. In Phase II, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase III, larger-scale, multi-center comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and foreign regulatory agencies. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if they believe that clinical subjects are being exposed to an unacceptable health risk. Although the IND has been filed for alfimeprase, we may change the clinical study design, which may require further review by the FDA. Once we begin Phase I clinical studies, there is no assurance that the safety profile of alfimeprase will be acceptable and that it will proceed to Phase II or Phase III.

      The results of preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application for small molecule products or a Biologic License Application for biological products. In responding to New Drug Application or Biologic License Application it may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would have a material negative effect on us. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

      Currently one of our product candidates, Alfimeprase qualifies as an orphan drug under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that affect fewer than 200,000 persons annually in the United States. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any drug that is considered by the FDA to be different from or clinically superior to a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA, will not be precluded from sale in the United States during the seven-year exclusive marketing period. We cannot assure you that any of our other product candidates will be designated as an orphan drug by the FDA or, if so designated, will have a positive effect on our revenues.

      To manufacture our potential products, a domestic or foreign drug manufacturing facility must be registered with the FDA as a manufacturing establishment, must submit to periodic inspection by the FDA and must comply with current Good Manufacturing Practices regulations. In addition, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, including, among others, standards and regulations for direct-to-consumer advertising, off-label promotions, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and civil and criminal penalties.

      Whether or not FDA approval has been obtained, approval of a product by comparable foreign regulatory authorities is necessary prior to the commencement of marketing of a product in those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval. Although there are some centralized procedures for filings in the European Union countries, in general each country has its own procedures and requirements, and compliance with these procedures and requirements may be expensive and time-consuming. Accordingly, there may be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed, if we ultimately receive any approvals at all.

      Even if regulatory approval for a product is obtained, the product and the facilities manufacturing the product are subject to continued review and periodic inspection. Each drug-manufacturing establishment in the United States must be registered with the FDA. Domestic manufacturing establishments are subject to biannual inspections by the FDA and must comply with the FDA’s cGMP regulations, as well as regulatory agencies in other countries if products are sold outside the United States. If our subsidiary Callida manufactures for sale to third parties diagnostic product applications of its SBH technology, it will need to comply with cGMP regulations pertaining to devices. We will need to spend funds, time and effort to ensure full technical compliance with these regulations. The FDA stringently applies regulatory standards for manufacturing drugs, biologics, and medical devices. The FDA’s cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities.

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

Human Resources

      At December 31, 2001, we had 224 full-time equivalent employees including Callida employees, 92 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 186 of our employees are engaged in research and development activities, including 29 in Callida Genomics, and approximately 38 are engaged in business development, finance, operations support, and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Risk Factors

     We Must Be Able to Continue to Secure Additional Financing

      Our business does not currently generate the cash needed to finance our operations. We will require substantial additional financial resources to conduct the time-consuming and costly research, preclinical development, clinical trials and regulatory approval and marketing activities necessary to commercialize our potential biopharmaceutical products. Also, in pursuing our goal of building a fully integrated biopharmaceutical company, we will need to expand our facilities and hire and train significant numbers of employees to staff these facilities, which will require substantial additional funds. We will need to secure additional financing in order to conduct our research and expand our facilities. However, unanticipated expenses, or unanticipated opportunities that require financial commitments, could give rise to requirements for additional financing sooner than we expect. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back, or eliminate expenditures for our research and development program or our facilities expansion plans. We may also be required to grant rights to third parties to develop and market product candidates that we would prefer to develop and market ourselves. If we were required to grant such rights, the ultimate value of these product candidates to us would be reduced.

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

      To execute an operating plan that includes facilities expansion and additional staffing, we will need to secure additional financing. Additional financing, however, may not be available on acceptable terms, if at all. For approximately the past eighteen months, the capital markets have been volatile and uncertain. Given the current state of the markets for public and private offerings of securities, we may have difficulty raising the amount of funds, on reasonable terms, necessary to finance our current operating plan. We have implemented a plan to delay, and scale back some of our operating expenditures, including facilities expansion plans, until we obtain additional funding. This plan includes a hiring freeze, a freeze on capital expenditures and a deferral of as many of our contractual financial commitments as possible. If we are unable to obtain additional financing, we may need to look to our Chairman to provide financing, which he has agreed to do. The planned reduction in operating expenditures may have a negative effect on our business. In addition, the perception in the capital markets that we may not be able to raise the amount of financing we desire, or on terms favorable to us, may have a negative effect on the trading price of our stock. Additional equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we will delay, reduce the scope of, eliminate or divest one or more of our subsidiaries, discovery, research or development programs or our facilities expansion. Any such action could significantly harm our business, financial condition and results of operations.

      Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in our facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay our outstanding note to Affymetrix and our line of credit with our Chairman;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

Development of Our Products Will Take Years; Our Products Will Require Approval Before They Can Be Sold

      Because substantially all of our potential products currently are in research or preclinical development, revenues from sales of any products will not occur for at least the next several years, if at all. We cannot be certain that any of our products will be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product. We cannot predict whether we will be able to develop and commercialize any of our protein candidates successfully. If we are unable to do so, our business, results of operations and financial condition will be materially adversely affected.

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

Our Ability To Commercialize Gene-Based Products is Unproven

      We have not developed any therapeutic or diagnostic products using proteins produced by the genes we have discovered. Before we make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. Moreover, with respect to biopharmaceutical products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. With respect to agricultural products, our collaboration partner may need to obtain regulatory approval before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such determination process constitutes the first step in developing commercial products. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing of our recombinant proteins under pre-clinical development, yet we may not be able to produce sufficient protein for preclinical studies. A commercially viable product may never be developed from our gene discoveries.

      Our development of gene-based products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	the product may be difficult to manufacture on a large scale, or may not be economically feasible to market;

•	competitors may develop a superior product; or

•	other persons’ or companies’ patents may preclude our marketing of a product.

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

      Under our collaboration arrangement with Chiron in the solid tumor cancer field, Chiron maintains responsibility for the development of a product. Under our collaboration arrangement with Kirin Brewery Company, Ltd., Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. Under our collaboration arrangement with Deltagen, we share responsibility for development of a product. With respect to these arrangements, we run the risk that Chiron or Kirin may not pursue clinical development in a timely or effective manner, if at all, and that Deltagen may not cooperate with us in pursuing clinical development in a timely or effective manner.

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

      In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to market successfully such products. If we do not develop a commercially viable product, then we would suffer significant harm to our business, financial condition and operating results.

The Success of Our Business Depends on Patents and Other Proprietary Information

      We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have five issued patents relating to our gene and protein discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

•	our patents will not be challenged;

•	protection against competitors will be provided by such patents; or

•	competitors will not independently develop similar products or design around our patents.

      We seek patents on:

•	full-length gene sequences;

•	partial gene sequences;

•	proteins produced by those genes;

•	antibodies to those proteins;

•	diagnostic and therapeutic methods involving such genes, proteins or antibodies; and

•	processes, devices and other technology that enhance our ability to develop and/or manufacture gene-based products.

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

      Certain of the patent applications protecting our subsidiary Callida’s SBH technology are filed only in the United States. Therefore, Callida currently is not able to prevent others from practicing SBH technology outside of the United States. Furthermore, although we believe Callida intends to defend its patents, it may not prevail in a court case against others who use similar technology.

      Certain of the patent applications protecting our gene-related information are filed only in the United States. Even where we have filed our patents applications internationally, we may choose not to maintain foreign patent protection through failure to enter national phase or failure to pay maintenance annuities.

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

Our Business is Difficult to Evaluate Because We Have Been Focused on Our Current Business Strategy for Only Approximately Four Years

      We commenced operations in the fourth quarter of 1994. Our initial business focused on gene discovery using our signature by hybridization platform, and applications of our SBH technology including the HyChip system. Not only is our operating history relatively short, but we began to transition our business strategy from gene discovery to research and development of potential therapeutic protein candidates in 1998. Accordingly, we have a limited operating history from which you can evaluate our present business and future prospects. As a relatively new entrant to the business of biopharmaceutical research and development, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early state of development, particularly companies in new and rapidly evolving markets such as research and development of gene-based products. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially adversely affected.

We Lack Manufacturing Experience and We Intend to Rely Initially on Contract Manufacturers

      We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and will be subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an IND with the FDA and proceed with clinical trials for any of our potential therapeutic protein candidates. We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies in order to gather the data necessary to file an IND with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (i) complete the GLP toxicology and other studies necessary to file an IND with the FDA, and (ii) produce a sufficient volume of cGMP material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

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

      Our subsidiary Callida, engaged in the development of SBH technology, is also dependent on the cooperation of its partners in collaborative arrangements and may also need to negotiate new collaborative arrangements in the future.

      The success of our business is dependent, in significant part, upon our ability to enter into multiple collaboration arrangements and to manage effectively the numerous issues that arise from such collaborations. Management of our relationships with our collaboration partners will require:

•	our management team to devote a significant amount of time and effort to the management of these relationships;

•	effective allocation of our resources to multiple projects; and

•	an ability to obtain and retain management, scientific and other personnel.

      Our need, including the need of our direct and indirect subsidiaries, to manage simultaneously a number of collaboration arrangements may not be successful, and the failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

We Are Dependent on Key Personnel

      The success of our business is highly dependent on the principal members of our scientific and management staff and including our chairman and senior management team. The loss of the services of any such individual might significantly delay or prevent us from achieving our scientific or business objectives. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense. The ability to retain and attract qualified individuals is critical to our success. We may not be able to attract and retain qualified employees currently or in the future on acceptable terms, or at all. The failure to do so would significantly harm our business, financial condition and results of operations.

     Management of Growth

      We expect to increase significantly the number of our employees and the scope of our operations. Such growth may place a significant strain on our management and operations. In order to execute our strategy to build a fully integrated biopharmaceutical company, develop therapeutic or diagnostic products, and obtain regulatory approvals, we will need to:

•	attract and train skilled employees;

•	attract and retain employees with expertise to ensure that we meet FDA and foreign regulatory requirements for conducting clinical trials;

•	expand our facilities for additional research and development laboratories and offices and acquire additional equipment and supplies;

•	expand our protein production capacity;

•	enter into and manage contractual relationships with contract research and manufacturing organizations; and

•	get additional funding.

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

Future Sales of Our Common Stock May Depress Our Stock Price

      Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 15, 2002, we had 19,371,052 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of March 15, 2002, our affiliates held 4,414,946 shares of our common stock and non-affiliates held 543,027 unregistered shares of our common stock, which are transferable pursuant to Rule 144 as promulgated under the Securities Act of 1933, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

      As of March 15, 2002, warrants to purchase 3,149,433 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act of 1933, we have registered approximately 5,605,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 1,268,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of March 15, 2002, 229,540 of the 1,268,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act of 1933, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, we intend to register these shares on a registration statement on Form S-8 under the Securities Act of 1933. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

Our Subsidiary Callida Genomics, Inc. May Not Be Able to Raise Third Party Financing

      In October 2001, we formed Callida Genomics, Inc. to develop and commercialize our SBH technology. We recognize 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial majority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and Hyseq. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida and if Callida is unable to obtain sufficient funding from outside sources, we may abandon their projects or bear the costs of financing Callida ourselves, which will divert our resources from other biopharmaceutical projects.

We Have a History of Operating Losses and May Never Be Profitable

      For the years ended December 31, 2001, 2000 and 1999, we had net losses of $36.5 million, $22.3 million and $18.5 million, respectively. As of December 31, 2001, we had an accumulated deficit of $108.4 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

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

     We Face Potential Volatility of Our Stock Price

      Our common stock has been traded on the Nasdaq National Market since August 1997. The market price of our common stock may fluctuate substantially because of a variety of factors, including:

•	volatility and uncertainty in the capital markets in general;

•	fluctuations in our results of operations;

•	sales of our common stock by existing holders;

•	loss of key personnel;

•	economic and other external factors;

•	announcements by governmental agencies that may have, or may be perceived to have, an impact on our potential products;

•	changes in our earnings estimates;

•	changes in accounting principles;

•	lack of trading volume in our stock;

•	fluctuations within the biotechnology sector;

•	announcements by competitors; and

•	other factors not within our control.

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

      If our subsidiary Callida sells applications of our SBH technology for clinical diagnostics, it will need to comply with appropriate cGMP regulations pertaining to devices. The new Quality System Regulation imposes design controls and makes other significant changes in the requirements applicable to manufacturers. Callida must also demonstrate that a Biologic License Application or New Drug Application for any biological products would be approved by the applicable government agency. In addition, if Callida markets applications of our SBH technology as diagnostic products, they may be considered to be medical devices and Callida or its collaboration partners will be required to show that the diagnostic product is substantially equivalent to a legally marketed product not requiring FDA approval. In addition, Callida must demonstrate that it is capable of manufacturing the product in accordance with the relevant standards. To obtain FDA approval for such products, Callida must submit extensive data to the FDA, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Clinical trials are normally conducted over a two- to five-year period, but may take longer to complete as a result of many factors, including:

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

      We also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances used in connection with our discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might significantly harm the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations and we may be adversely affected by the cost of such compliance.

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

     We Face Intense Competition

      The genomics and biopharmaceutical industries are intensely competitive. Our strategy as a biopharmaceutical company is to find the genes of the human genome that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by genes. There are a finite number of genes in the human genome, virtually all of which have been or will soon be identified. Our competitors include major pharmaceutical and biotechnology firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify.

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

      There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes which we designate as a product candidate, before we do. Competition in this field is expected to intensify. Certain of our collaboration partners may now be, or could become, competitors.

      Competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Other companies also are developing or have developed DNA analysis tools that may compete with applications of Callida’s SBH technology. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

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

      We may develop diagnostic testing products in the future. Our success in diagnostics will depend in large part upon our ability to obtain customers and upon the ability of these customers to market genetic tests performed with our technology properly. Genetic tests, including any performed using applications of Callida’s SBH technology, may be difficult to interpret and may lead to misinformation or misdiagnosis. Even when a genetic test identifies the existence of a mutation in a person, the test cannot determine with absolute certainty whether the tested individual will develop the disease or condition for which the test is performed. The prospect of broadly available genetic predisposition testing has raised societal and governmental concerns regarding the appropriate use and the confidentiality of information provided by such testing. Government authorities could limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions. Ethical concerns about genetic testing may adversely affect market acceptance of our technology for diagnostic applications. Impaired market acceptance of our technology could significantly harm our business, financial condition and operating results.

We Face Uncertainties Related to SBH Technology Applications

      We have developed applications of our SBH technology, currently in our subsidiary, Callida, including the chip component to be used with the HyChip system. As Callida continues development of SBH technology applications, it may discover problems in the functioning of these applications, including the HyChip system. Callida may be unable to improve applications of our SBH technology enough to be able to market them successfully. Further, SBH technology applications compete against other DNA analysis tools and well-established technologies. We cannot predict the outcome of these uncertainties.

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

      On June 5, 1998, our board of directors adopted a rights plan and declared a dividend with respect to each share of our common stock then outstanding. This dividend took the form of a right, which entitles the holders to purchase one-one thousandth of a share of our Series B junior participating preferred stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of our common stock issued after June 15, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of our outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors.

      Nevada Revised Statutes Sections 78.411 through 78.444 prohibit an “interested stockholder,” under certain circumstances, from entering into specified combination transactions with a Nevada corporation, unless certain conditions are met. Under the statute, an “interested stockholder” is a person who beneficially owns, directly or indirectly, 10% or more of a corporation’s voting stock or an affiliate or associate of a corporation who at any time within the prior three years beneficially owned, directly or indirectly, 10% or more of a corporation’s voting stock. According to the statute, we may not engage in a combination within three years after an interested stockholder acquires our shares, unless (i) our board of directors approves the combination prior to the interested stockholder becoming an interested stockholder or (ii) holders of a majority of voting power not beneficially owned by the interested stockholder approve the combination at a meeting called no earlier than three years after the date the interested stockholder became an interested stockholder.

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

      The State of California has experienced natural gas and electricity problems, which have resulted in rolling power blackouts, some of which have affected our facilities. In addition, we, like others, have experienced large fluctuation in our natural gas rates and may experience steep fluctuations in our electric rates. Although we have an auxiliary generator, it is intended for emergency backup in the event of a power outage and is not capable of powering our entire operations. Future power blackouts and/or large increases in our utility costs could harm our business, financial condition and results of operations.

Item 2.     Properties

      We lease a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California. The lease on this facility expires June 30, 2005, and requires base payments on average of approximately $25,000 per month.

We also lease approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California, which is across the street from 670 Almanor. This lease expires on June 30, 2005, and has a five-year renewal option which, if exercised, would extend the lease to June 30, 2010. It requires base payments on average of approximately $95,000 per month. In June 2000 we leased an additional approximately 59,000 square feet of space at 225, 249 and 257 Humbolt Court in Sunnyvale, California, approximately one mile from our current operating facilities. The lease on this new space requires base lease payments on average of approximately $317,000 per month and extends through July 2011. Approximately 15,000 square feet of this Humboldt Court space is planned for use by our subsidiary Callida and the remainder of the space is currently being evaluated for optimal use. In April 2001, we leased an additional approximately 140,000 square feet of space at 985 Almanor Avenue in Sunnyvale, California, adjacent to our current operating facilities. The lease on this new space requires base lease payment of approximately $451,000 per month and extends through May 2011. In the initial phase of our facilities expansion, we plan to build out approximately 55,000 square feet of this space to accommodate new research and development offices and laboratories to support preclinical development activities, including preliminary preclinical safety and efficacy studies in rodents, functional cell biology assays, cell based functional screening efforts, protein production, protein characterization and analytical assay development. To complete this build out as planned, we will need to secure additional financing. The remaining portion of the building may be used for further research and development laboratory expansion, process development and/or clinical manufacturing as appropriate.

Item 3.     Legal Proceedings

      In October 2001, the Company entered into a settlement agreement with Affymetrix providing for the comprehensive settlement of all existing litigation between the two companies that began in March 1997. The lawsuits involved are Hyseq, Inc., Plaintiff/ Counterdefendant v. Affymetrix, Inc., Defendant/ Counterclaimant, Case No. C 97-20188 RMW, United States District Court, Northern District of California, San Jose Division; Affymetrix, Inc., Plaintiff v. Hyseq, Inc., Defendant, Case No C 99-21163 JF, United States District Court, Northern District of California, San Jose Division; and Hyseq, Inc., Plaintiff/ Counterdefendant v. Affymetrix, Inc., Defendant/ Counterclaimant, Case No. C 00-20050 RMW, United States District Court, Northern District of California, San Jose Division. On October 26, 2001, Hyseq and Affymetrix jointly filed a “Stipulation and Proposed Order of Dismissal and Final Judgment” in each of these lawsuits which sought dismissal, with prejudice, in each case. Hyseq and Affymetrix have each acknowledged the validity and enforceability of the patents involved in these lawsuits, which are: Hyseq’s U.S. Patent Nos. 5,202,231, 5,525,464, 5,695,940, 6,018,041 and 5,972,619; and Affymetrix’ U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992.

      Hyseq and Affymetrix have also been involved in patent interference proceedings titled Chee v. Drmanac, Interference No. 104,552 before the U.S. Patent and Trademark Office. In November 2001, Hyseq entered an abandonment of contest in the interference with respect to our pending patent application.

      In October 2001, the Company also announced its plan to reorganize into two distinct companies. We are continuing our biopharmaceutical business as “Hyseq Pharmaceuticals, Inc.” and our new majority-owned subsidiary, Callida Genomics, Inc. is focusing on the development and commercialization of our SBH technology. Incident to the settlement, Callida entered into a collaboration arrangement with Affymetrix, through Callida’s wholly-owned subsidiary, N-Mer Inc., for the development and commercialization of a high speed DNA sequencing chip. The Company, Callida, N-Mer and Affymetrix also entered into various cross-licensing arrangements, and Affymetrix agreed to become the exclusive array and system supplier to N-Mer and the exclusive sales agent, subject to customary performance obligations, for the distribution of any products developed by N-Mer. Affymetrix agreed to pay the Company a one-time license fee for a non-exclusive license of array-related patents in the field of non-universal probe arrays and to loan the Company $4 million, all for use to fund Callida and N-Mer. The loan, which bears interest at the rate of 7.5% per annum and matures five years after closing, is prepayable by the Company at any time, exchangeable at the option of the Company for common stock of the Company and secured by the Company’s equity interest in Callida. Affymetrix has an initial 10% equity ownership interest in Callida. Affymetrix and the Company agreed to each make additional investments in N-Mer, conditioned on N-Mer’s attainment of a specified technical milestone and the procurement of third-party financing. Callida agreed to grant Affymetrix an option to purchase a majority interest in N-Mer, which is exercisable at any time within five years.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began trading on the Nasdaq Stock Market on August 8, 1997 under the symbol “HYSQ.” Prior to that date, there was no established trading market for the common stock. The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as reported by the Nasdaq Stock Market:

	High	Low

Fiscal 2000:
First Quarter	$139.50	$12.44
Second Quarter	$46.88	$17.00
Third Quarter	$53.25	$30.25
Fourth Quarter	$37.00	$11.25
Fiscal 2001:
First Quarter	$16.44	$7.50
Second Quarter	$18.00	$7.50
Third Quarter	$11.35	$5.20
Fourth Quarter	$10.22	$5.94

      As of March 15, 2002, there were approximately 187 stockholders of record of our common stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Item 6.     Selected Consolidated Financial Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$24,590	$15,604	$6,397	$9,590	$6,199
Loss before minority interest	(36,765)	(22,253)	(18,547)	(16,369)	(6,537)
Loss attributable to minority interest	293	—	—	—	—
Net loss	(36,472)	(22,253)	(18,547)	(16,369)	(6,537)
Basic and diluted net loss per share	(2.26)	(1.65)	(1.43)	(1.27)	(0.86)
Weighted average shares used in computing basic and diluted net loss per share	16,158	13,449	13,004	12,839	7,589

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Working capital	$(1,829)	$(2,577)	$22,077	$42,345	$56,824
Total assets	39,904	21,288	45,364	57,914	66,950
Noncurrent portion of capital lease and loan obligations	2,228	4,722	5,221	4,479	613
Note payable	4,000	—	—	—	—
Other non-current liabilities	125	—	—	—	—
Minority interest	112	—	—	—	—

      Factors that affected the comparability of information between 2000 and 2001 were the Company’s private placement in August of 2001 in which an aggregate of 3,040,734 shares of common stock and warrants to purchase an aggregate of 1,520,368 shares of common stock were sold for net proceeds of approximately $20.7 million, and the conversion of our loan from our Chairman’s first line of credit into 2,237,637 shares of common stock.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We have included or incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on form 10-K, and from time to time our management may make, statements that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed in this Annual Report, including those set forth in Item 7 as well as under “Item 1. Business,” including “Risk Factors.”

Critical Accounting Policies and Estimates

      Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent amounts. While we believe our estimates, judgments, and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

      We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions have occurred:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The price is fixed and determinable, and

•	Collectibility is reasonably assured.

      We defer and recognize up-front refundable fees as revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where we have no continuing performance obligations, we recognize up-front nonrefundable fees as revenues when receivable. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees over the performance period. The terms of such arrangements may cause our operating results to vary considerably from period to period.

Income Taxes

      Income taxes are accounted for under the asset and liability method pursuant to US Statement of Financial Accounting Standards (“SFAS”) Board Opinion No. 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      We record a valuation allowance to reduce deferred income tax assets to an amount that is more likely than not to be realized. Assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to the taxable income of future periods. Our deferred tax assets are reduced to zero, as management believes that it is more likely than not that the deferred tax assets will not be realized. Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies and estimates of new product development and acceptance, product lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to operating expenses and other industry specific and macro and micro economic factors. In addition, consideration is also given to ongoing and constantly evolving global tax laws and our own tax minimization strategies.

Capitalization of Software Developed for Internal Use

      Hyseq accounts for software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Platform and software development costs incurred prior to the application development stage are charged to expense as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. Amortization of the capitalized costs begins when all substantial testing is completed and the software is ready for its intended use. Management periodically reviews the carrying value of the projects that have been capitalized to determine if impairment may exist. If it is determined that the carrying value of the asset has been impaired, the value would be reduced by a charge to operations in the amount of the impairment.

Results of Operations

     Contract Revenues

      Comparison of Years Ended December 31, 2001 and 2000. Our contract revenues were $24.6 million for 2001 compared to $15.6 million for 2000. The increase was primarily due to higher revenues earned from our collaboration with BASF for gene screening services to target potential agricultural products.

      Contract revenues earned during 2001 included $22.4 million under our agreement with BASF, $1.2 million under our agreement with Chiron, $0.8 million under our agreement with Affymetrix, and $0.2 million under our agreement with Applied Biosystems.

      Revenues recognized under our agreement with BASF were $22.4 million for 2001 compared to $11.7 million for 2000. Processing was slightly ahead of contractual levels of 1.1 million average clones per month in 2001, compared to 0.6 million average clones per month in 2000 when processing was ramping up.

      Revenues recognized in 2001 under our agreement with Chiron consist mainly of $1.0 million minimum annual research funding received for the second year of the two-year extension initiated by Chiron in May of 2000, compared to $3.3 million revenue in 2000 earned in the final months of the initial three year gene screening services portion of our agreement with Chiron. Chiron has the right to extend the agreement for one additional two-year period in May 2002 for a minimum of $1.0 million each year.

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

      Comparison of Years Ended December 31, 2000 and 1999. Our contract revenues increased by $9.2 million to $15.6 million in 2000, compared to $6.4 million for 1999. Contract revenues recognized in 2000 included $11.7 million from BASF and $3.3 million from Chiron. The increase in 2000 was due primarily to the ramp up of gene screening services for BASF, less a $1.6 million decrease in revenues earned from Chiron due the completion in the first half of 2000 of the gene screening services portion of that three year collaboration.

     Operating Expenses

      Comparison of Years Ended December 31, 2001 and 2000. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $22.5 million to $60.8 million for 2001 compared to $38.3 million for 2000.

      For 2001, our research and development expenses increased by $17.5 million to $46.5 million compared to $29.0 million for 2000. This increase was primarily due to Hyseq’s biopharmaceutical research and development efforts, and includes a $3.3 million increase in costs associated with the addition of scientific personnel, $4.5 million increase in outside contract research services, and a $1.1 million write-off of certain capitalized software development costs. Due to the acquisition of additional facilities for research and development, rent expense increased $5.4 million and depreciation expense of leasehold improvements increased $1.1 million.

      Our general and administrative expenses increased $4.1 million to $13.5 million in 2001 compared to $9.3 million in 2000. The increase in general and administrative expenses during 2001 included $3.4 million increase in personnel expenses in connection with the compensation, recruiting, and relocation of an experienced and accomplished senior management team.

      We expect operating expenses to increase during 2002 as we plan to continue research and development of our therapeutic protein candidates, build out our new facilities to support our research and development efforts, further develop SBH technology applications through our subsidiary Callida, and prosecute our intellectual property rights. The magnitude of the increases in our operating expenses will be significantly affected by our ability to secure adequate sources of external financing or additional sources of revenue. If we do not obtain adequate financing or revenue in a timely manner, this could significantly harm our business, financial condition and results of operations, and may require us to delay or eliminate one or more of our research or development programs and/or delay the build out and occupation of our new leased facilities. See — “Liquidity and Capital Resources.”

      Comparison of Years Ended December 31, 2000 and 1999. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $12.0 million to $38.3 million for 2000 compared to $26.3 million for 1999.

      For 2000, our research and development expenses increased by $10.8 million to $29.0 million compared to $18.2 million for 1999. This increase in our research and development expenses was primarily attributable to the increase in production throughput in our gene discovery and complete gene sequencing programs, including $5.1 million increase in costs associated with the addition of scientific and bioinformatic personnel, $1.9 million increase in outside contract services, $2.5 million increase in supplies purchases related to our collaborations, and a $0.6 million write-off of certain capitalized software development costs.

      Our general and administrative expenses increased $1.2 million to $9.3 million in 2000 compared to $8.1 million in 1999. The increase in general and administrative expenses during 2000 included $0.8 million increase in rent expenses associated with the new leased facilities, $0.5 million increase in recruiting and salary expenses, plus increases in legal expenses related to our patent litigation and settlement with Affymetrix.

     Interest Income and Expense, Net

      Comparison of Years Ended December 31, 2001 and 2000. Our interest income and expense, net decreased by $1.1 million to $0.6 million interest expense for 2001 compared to $0.5 million interest income for 2000. This decrease in interest income resulted from lower average cash and investment balances and lower interest rates.

      Comparison of Years Ended December 31, 2000 and 1999. Our interest income and expense, net decreased by $0.8 million to $0.5 million interest income for 2000 compared to $1.3 million interest income for 1999. This decrease in 2000 resulted from lower cash and investment balances, and higher interest expense from our increased equipment and leasehold financing activities.

     Net Loss

      Since our inception, we have incurred net losses, and as of December 31, 2001, we had an accumulated deficit of $108.4 million. During 2001, we incurred a net loss of $36.5 million as compared to a $22.3 million net loss in 2000 and a net loss of $18.5 million in 1999. We expect to continue to incur significant net losses, which may increase substantially as we pursue research and development of our therapeutic protein candidates and other operations, and prosecute and enforce our intellectual property rights.

     Loss Attributable To Minority Interest

      Loss attributable to minority interest of $0.3 million is recorded for the portion of Callida’s losses attributable to minority stockholder Affymetrix. As the expected future level of Callida’s losses increases, we anticipate recording additional losses attributable to minority interest up to the point where Affymetrix’ initial minority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income.

Liquidity and Capital Resources

      Our primary source of liquidity is cash from financing activities and from collaboration receipts. We generated cash of $44.3 million and $1.3 million from financing activities, and cash of $22.0 million and $15.6 million from collaboration receipts in 2001 and 2000, respectively.

      Our primary use of capital resources is to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $21.5 million and $20.3 million for operating activities, and cash of $12.6 million and $8.3 million to acquire capital equipment and make leasehold improvements in 2001 and 2000, respectively. We expect operating expenses to increase during 2002, and will need additional funding in order to finance the expansion of our biopharmaceutical research and the build out of our new leased facilities to support such research. If we do not obtain adequate financing or collaboration receipts in a timely manner, this could significantly harm our business, financial condition, and results of operations, and may require us to delay and scale back one or more of our research or development programs, discontinue the build out of our new leased facilities, or relinquish greater rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our business, financial condition, and operating results.

      Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Item 1, “Risk Factors — We Must Be Able to Continue to Secure Additional Financing” above. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds we may have to significantly curtail the scope of our operations. We have implemented a plan to delay, scale back or eliminate some of our operating expenditures, including facilities expansion plans, until we obtain additional funding. This plan includes a hiring freeze, a freeze on capital expenditures and a deferral of as many of our contractual financial commitments as possible. If we are unable to obtain financing, we may need to look to our Chairman to provide additional financing, which he has agreed to do.

     Cash and Cash Equivalents and Short-Term Investments

      Comparison of Years Ended December 31, 2001 and 2000. As of December 31, 2001, we had $12.3 million in cash and cash equivalents. These amounts reflect a net increase of $9.6 million from the $2.7 million in cash and cash equivalents we had as of December 31, 2000. This increase resulted primarily from the $20.0 million draw down of the first of our two lines of credit from our Chairman which was converted to common stock in March 2001, $20.7 million received from our August private stock offering net of offering expenses, and $8.0 million received from Affymetrix under the terms of our legal settlement and new collaboration, less cash used by operations of $21.5 million and capital spending of $12.6 million.

Sources of Capital and Used of Capital

      All of our investments in marketable securities have had maturities of less than one year, have been considered available-for-sale, and as such have been classified as short-term investments. We have held our cash equivalents and investments in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments. At December 31, 2001, we did not hold any marketable securities.

      In October 2001, as part of our reorganization and litigation settlement, Affymetrix gave us a total of $8.0 million in cash, which was comprised of two pieces: a license payment of $4.0 million dollars for granting Affymetrix a non-exclusive license under various U.S. patents and patent applications; and a loan to us of $4.0 million (interest rate of 7.5%, 5 year term) for Hyseq to invest in Callida. In lieu of repayment of this loan, we have the right, at any time, to exchange the note in whole or in part into such number of shares of our common stock (based on a price per share equal to 90% of the ten day trailing average price) equal to the aggregate amount of principal and interest to be exchanged. Our right to exchange the note into shares of common stock is subject to a number of conditions set forth in the note, including the requirements that the exchange of the note into our common stock does not cause Affymetrix to hold more than 19% of our outstanding common stock, and that there shall be an effective registration statement relating to the resale of the common stock issuable upon exchange of the note.

      Both we and Affymetrix committed to invest additional amounts in N-Mer, contingent on Callida achieving certain milestones. Affymetrix has committed to lend us the additional amount that we have committed to invest in Callida, and we have the option to repay this loan with common stock. All outstanding principal and interest under the Affymetrix loan (and future loans) may become due and payable under specified conditions, including: upon the exercise by Affymetrix of its option to acquire N-Mer; upon a change in control of us; if our common stock ceases to be approved for quotation on Nasdaq or listed on a national securities exchange; in certain customary cases involving insolvency, bankruptcy or similar proceedings; that the aggregate amount outstanding under all loans exceeds 10% of our equity market capitalization; or if we end up in litigation with Affymetrix in the future.

      In August 2001, we completed a private placement of approximately 3.04 million newly issued shares of common stock at $7.00 per share, together with warrants to purchase approximately 1.52 million shares of common stock, for aggregate gross proceeds of approximately $21.3 million ($20.7 million, net of offering expenses). The warrants are exercisable at any time through and including August 28, 2006 at $10.50 per share, a 50 percent premium to the per unit purchase price on the closing date, which may be adjusted to $7.95 per share based on certain future issuances. We may seek to raise funds through additional private placements in the future but cannot guarantee that we will be successful.

      In August 2001, the Company received a commitment from the Chairman of its Board of Directors to provide a second line of credit of up to $20.0 million. A line of credit agreement was executed on August 6, 2001, and makes available the principal amount of $20.0 million, for draw down through August 5, 2003. Amounts outstanding under the line of credit are secured by a promissory note which bears interest at a rate equal to one percent (1%) above the prime rate, and will be payable in 48 equal monthly installments beginning August 5, 2003. Amounts outstanding may be repaid by conversion into shares of our common stock at any time upon the agreement of us and Dr. Rathmann at a price based upon the average price of the our common stock over the 20-day period prior to the conversion, or, if in connection with an equity financing, at the offering price. We may not repay more than $20 million in the form of shares of common stock. Under certain specified conditions, including (1) a change in control (based on a 50% ownership test), (2) insolvency or bankruptcy, or (3) a material adverse effect on our business, properties, assets or condition, we may not be able to borrow any further amounts under the line of credit. If any of the following events of default occurs, all payments under the promissory note may be accelerated: we shall fail to make payments within five business days of the date due; the breach by us of a representation or warranty made to Dr. Rathmann; the uncured breach by us of an obligation under the credit agreement; a material default by us under any other agreement with Dr. Rathmann; and customary defaults related to our bankruptcy or insolvency. As of March 15, 2002, $16.0 million was available under this line of credit.

      In April 2001, we leased an additional 138,698 square feet of space at 985 Almanor Avenue in Sunnyvale, California, adjacent to our current operating facilities. Lease payments over the ten-year term of the lease total approximately $54.1 million. Pursuant to the terms of the lease, we provided a letter of credit in the amount of $4.0 million as additional security for the lease; this letter of credit terminates after 5 years if we have not been in monetary default under the lease. Our Chairman provided the collateral for our letter of credit under this lease. This lease, as well as some of our other leases, contain customary event of default provisions, including that all payments due under the leases, such as amounts for unpaid rent and payments for future rent up to an amount of loss that we prove could have been reasonably avoided, will be accelerated upon the occurrences of events of default. Our lease obligations are further described in Item 2 “Properties,” and in Notes to Consolidated Financial Statements, Note 5 “Capital Lease and Loan Obligations.”

      In August 2001, the terms of our Humboldt Court lease required us to provide a $2.0 million letter of credit. This letter of credit was provided in March 2002 and must be increased by $1.0 million annually in each of August 2002 and August 2003, after which it can decrease by $2.0 million in 2007.

      In March 2001, our Board of Directors decided to complete the draw down of the balance of the $20.0 million available under the first line of credit from our Chairman, and pay off the outstanding principal balance in shares of our common stock, as provided in the agreement. As a consequence, we issued 2,237,637 shares of common stock to our Chairman in satisfaction of $20.0 million of outstanding principal under the line of credit.

      We have $1.6 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with the 675 Almanor lease. Provided that no event of default under the lease occurs, the letter of credit and the cash collateralizing it will be reduced by $0.5 million per year in July 2002, July 2003, and July 2004. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

      As of December 31, 2001, our contractual payment obligations consist principally of lease payments as described in Item 2 “Properties” above and in the Notes to the Consolidated Financial Statements Note 5 “Capital Lease and Loan Obligations” and Note 6 “Commitments and Contingencies;” the loan repayment to Affymetrix and our contingent obligation to provide future funding to Callida described in the Notes to the Consolidated Financial Statements Note 7 “Collaborative Agreements;” and collaboration payments. Under the terms of our collaboration agreement with Deltagen, we will be obligated to pay $10.0 million over the next two years to fund the research work under the agreement. Under the terms of our collaboration agreement with Aurora, we may be obligated to pay up to $2.6 million over the next two years for work performed under that agreement.

     Cash Used in Operating Activities

      Comparison of Years Ended December 31, 2001 and 2000. The amount of net cash used in operating activities increased by $1.2 million to $21.5 million in 2001 from $20.3 million in 2000. This increase in cash used for operations in 2001 compared to 2000 was due primarily to increased research and development expenses related to our pharmaceutical product candidates, and the addition of new leased facilities for laboratory expansion, partially offset by an increase in current liabilities including a $2.5 million accrual for major contract services and for $3.2 million deferred revenues related to the Affymetrix collaboration.

      Comparison of Years Ended December 31, 2000 and 1999. The amount of net cash used in operating activities increased by $8.4 million to $20.3 million in 2000 from $11.9 million in 1999. This increase in cash used in operations in 2000 compared to 1999 was due primarily to increased research and development expenses related to our pharmaceutical product candidates and our complete gene sequencing programs, and the addition of new leased facilities for laboratory expansion and payment of advanced rent for those lease facilities.

     Cash Provided by Investing Activities

      Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

      Comparison of Years Ended December 31, 2001 and 2000. Net cash used in investing activities decreased by $21.2 million to $13.1 million used in 2001 by investing activities, compared to $8.1 million provided in 2000 by investing activities. The decrease was primarily due to no new net redemptions of investments in 2001, compared with $17.0 million net redemptions of short-term investments in 2000. Capital expenditures increased by $4.3 million to $12.6 million in 2001, primarily due to leasehold improvements, compared with $8.3 million in 2000.

      Comparison of Years Ended December 31, 2000 and 1999. Net cash provided by investing activities increased by $5.7 million to $8.1 million in 2000 compared to $2.4 million in 1999. The increase was primarily due to higher net redemptions of short-term investments in 2000, partially offset by higher purchases of equipment used to support our expanding research and development activities and investment in capitalized software. In 2000, all of our short-term investments were reinvested upon maturity into commercial paper with maturities of less than 90 days.

     Cash Provided by Financing Activities

      Comparison of Years Ended December 31, 2001 and 2000. Net cash provided by financing activities increased to $44.3 million in 2001 compared to $1.3 million in 2000. The increase was primarily due to the draw down of the first of two $20.0 million lines of credit from the Chairman of our Board of Directors, the completion of a private stock placement from which the Company received net proceeds of $20.7 million, and a $4.0 loan from Affymetrix as part of the Callida collaboration. The increase was partially offset by payments on existing capital lease and loan obligations.

      As of December 31, 2001, minority interest was $0.1 million. Minority interest is related to the establishment of Callida in October 2001, a majority-owned subsidiary, and reflects the initial minority shareholders’ capitalization less the minority shareholders’ portion of the net losses incurred to date.

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

     Disclosure Regarding Our Chairman

      In November 2000, we received a commitment from Dr. Rathmann to provide a line of credit of up to $20.0 million in aggregate principal amount. The promissory note under the line of credit relating to outstanding amounts was convertible at our option into shares of our common stock at fair market value. On March 20, 2001 we drew down the entire $20.0 million amount and, following ratification of the transaction by our stockholders at last year’s annual meeting, we converted the note for the entire amount into 2,237,637 shares of our common stock.

      In August 2001, we received a commitment from Dr. Rathmann to provide a second line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. The promissory note issued pursuant to the line of credit may be repaid by converting into shares of our common stock at any time upon the agreement of us and Dr. Rathmann at a price based upon the average price of our common stock over the 20-day period prior to the conversion or, if in connection with an equity financing, at the offering price. In February 2002, we drew down $4.0 million under the line of credit.

      Dr. Rathmann guaranteed to a certain maximum amount and provided the collateral for our $4.0 million letter of credit under our 985 Almanor lease, and our $2.0 million letter of credit under our Humboldt Court lease.

      On February 1, 2000, our Board of Directors granted Dr. Rathmann an option to purchase 1,000,000 shares of our common stock for services as Chairman of the Board, at an exercise price equal to the then-current market price on the day before the date of grant of $31.688 per share, which option vests and becomes exercisable over two years at a rate of one-third upon grant and one-third on each yearly anniversary thereafter. The term of the option is ten years. On August 21, 2001, our Board of Directors granted Dr. Rathmann an option to purchase 1,000,000 shares of our common stock, for services as Chairman of the Board at an exercise price equal to the then-current market price of $8.635 per share. This option has a ten year term, and vests and becomes exercisable over four years at a rate of one-fourth upon the one year anniversary of the date of grant and 1/48th of the total number of shares upon each monthly anniversary thereafter. In the event of a change in control of our company, the option shall become immediately exercisable. Upon the termination of Dr. Rathmann’s directorship with us for any reason or no reason, except as a result of Dr. Rathmann’s death or disability, the unvested portion of the option shall be forfeited, and the vested unexercised portion of the option shall be exercisable for a period of thirty days following termination or the expiration of the term of the option if earlier. The option shall be exercisable by Dr. Rathmann or his legal representative, and in the event of his death only by his beneficiary. The option shall not otherwise be transferable by Dr. Rathmann or by operation of law, and any attempted transfer or other disposition of the option shall be void and shall result in the cancellation of the option. Our Board of Directors has the right to amend or terminate the provisions of the option in any manner it may deem necessary or advisable to carry out the purpose of the grant as the result of, or to comply with, any change in applicable regulations, interpretation or statutory enactment.

      Dr, Rathmann receives no cash compensation as an employee and instead receives options to purchase 3,000 shares per month. To date, at Dr. Rathmann’s request, we have not granted him any equity incentives in recognition of the lines of credits that he has made available to us, his guarantee of our real estate leases, his provision of collateral for two of our letters of credit under facilities leases, or the occasional use of his private jet for our business purposes. We believe that the Board is likely to take action in the future to provide appropriate incentives to Dr. Rathmann in order to ensure his continued active involvement with us.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (or FASB) issued Statement of Financial Accounting Standards (or SFAS) No. 141, “Business Combinations”, which requires that all business combinations be accounted for under the purchase method of accounting. This statement is effective for all business combinations initiated after June 30, 2001. Implementation of SFAS No. 141 will not have a material effect on the Company’s results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement became effective January 1, 2002. Implementation of SFAS No. 142 will not have a material effect on the Company’s results of operations or financial position.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company was required to adopt the provision of SFAS No. 144 effective January 1, 2002. Implementation of SFAS 144 is not expected to have a material effect on the Company’s results of operations or financial position.

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

Market Rate Risk

      We have exposure to changes in interest rates in our cash equivalents, which are held primarily in money market accounts which earn interest at variable rates. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. The recorded carrying amounts of our cash equivalents approximate fair value due to their short-term maturities.

      We also have exposure to changes in interest rates in our line of credit with our Chairman, which bears interest at the prime rate plus one percentage point. See Note 10 of Notes to Consolidated Financial Statements. Our interest rate exposure is mitigated by our ability to repay amounts outstanding under the line of credit with our common stock.

      Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days.

      Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest.

      Changes in interest rates do not affect our note payable as it bears fixed rate of interest.

      The table below presents the amounts and related interest rates of our cash equivalents, restricted cash, lease obligations, line of credit, and note payable at December 31, 2001 and 2000:

	2000	2000	2001	2001
	Average	Carrying	Average	Carrying
	Rate	Amount	Rate	Amount

		(In thousands)		(In thousands)
Cash equivalents	5.50%	$2,699	3.17%	$12,329
Restricted cash	6.42%	$2,106	4.52%	$1,606
Lease obligation	11.90%	$7,100	11.60%	$4,734
Line of credit	N/A %	$—	N/A %	$—
Note payable	N/A %	$—	7.50%	$4,000

Item 8.     Financial Statements and Supplementary Data

      Hyseq, Inc.’s financial statements and notes thereto appear on pages 43 to 64 of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Hyseq, Inc.:

      We have audited the accompanying consolidated balance sheets of Hyseq, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyseq, Inc. and subsidiary as December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California

February 5, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Hyseq, Inc.:

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Hyseq, Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for Hyseq, Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 2, 2000

HYSEQ PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	At December 31,

	2001	2000

	(In thousands, except
	share information)
ASSETS
Cash and cash equivalents	$12,329	$2,699
Accounts receivable	53	22
Prepaid rent	1,890	2,224
Contract revenue receivable	1,037	—
Other current assets	992	682

Total current assets	16,301	5,627
Cash on deposit	1,606	2,106
Equipment, leasehold improvements and capitalized software, net	18,988	12,465
Patents, licenses and other assets, net	3,009	1,090

Total assets	$39,904	$21,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,210	$1,979
Accrued professional fees, other	928	833
Accrued bonus	1,833	—
Accrued license fee	2,500	—
Deferred rent	1,608	231
Deferred revenue	3,702	1,798
Current portion of capital lease and loan obligations	2,506	2,379
Other current liabilities	1,731	984

Total current liabilities	18,018	8,204
Noncurrent portion of capital lease and loan obligations	2,228	4,722
Other noncurrent liabilities	125	—
Note Payable	4,000	—

Total liabilities	24,371	12,926

Minority interest	112	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of December 31, 2001 and 2000	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 19,307,735 and 13,722,388 issued and outstanding as of December 31, 2001 and 2000, respectively	19	14
Additional paid-in capital	123,849	80,278
Deferred stock compensation	(53)	(8)
Accumulated deficit	(108,394)	(71,922)

Total stockholders’ equity	15,421	8,362

Total liabilities and stockholders’ equity	$39,904	$21,288

See accompanying Notes to Consolidated Financial Statements.

HYSEQ PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Contract revenues	$24,590	$15,604	$6,397

Operating expenses:
Research and development	46,506	29,018	18,157
General and administrative	13,452	9,315	8,101
Restructuring	825	—	—

Total operating expenses	60,783	38,333	26,258

Loss from operations	(36,193)	(22,729)	(19,861)
Interest income	319	1,347	2,004
Interest expense	(891)	(871)	(690)

Loss before minority interest	(36,765)	(22,253)	(18,547)
Loss attributable to minority interest	293	—	—

Net loss	$(36,472)	$(22,253)	$(18,547)

Basic and diluted net loss per share	$(2.26)	$(1.65)	$(1.43)

Weighted average shares used in computing basic and diluted net loss per share	16,158	13,449	13,004

See accompanying Notes to Consolidated Financial Statements.

HYSEQ PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

				Notes		Accumulated
	Common Stock		Additional	Receivable		Other		Total
			Paid-in	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 1998	12,931	$13	$82,328	$(3,503)	$(126)	$(14)	$(31,122)	$47,576
Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	152	—	122	—	—	—	—	122
Amortization of deferred compensation	—	—	—	—	89	—	—	89
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,547)	(18,547)
Other comprehensive income (loss)	—	—	—	—	—	(18)	—	(18)

Comprehensive loss								(18,565)

Balance at December 31, 1999	13,083	$13	$82,450	$(3,503)	$(37)	$(32)	$(49,669)	$29,222

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	560	1	1,481	—	—	—	—	1,482
Issuance of common stock upon cash exercise of warrants	1	—	6	—	—	—	—	6
Issuance of common stock upon cashless exercise of warrants	149	—	—	—	—	—	—	—
Compensation expense related to SAB option grants	—	—	157	—	—	—	—	157
Notes receivable from stockholders repaid by surrendering shares of stock	(71)	—	(3,816)	3,503	—	—	—	(313)
Amortization of deferred compensation	—	—	—	—	29	—	—	29
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,253)	(22,253)
Other comprehensive income (loss)	—	—	—	—	—	32	—	32

Comprehensive loss								(22,221)

Balance at December 31, 2000	13,722	$14	$80,278	$—	$(8)	$—	$(71,922)	$8,362

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	140	—	848	—	—	—	—	848
Compensation expense related to vesting acceleration	—	—	30	—	—	—	—	30
Issuance of common stock upon cash exercise of warrants	167	—	574	—	—	—	—	574
Issuance of common stock through PIPE in August, 2001, net issuance cost of ($548)	3,040	3	20,734	—	—	—	—	20,737
Conversion of line of credit into common stock	2,238	2	19,998	—	—	—	—	20,000
Gain on sale of 10% interest in Callida	—	—	1,308	—	—	—	—	1,308
Deferred compensation related to SAB option grants	—	—	79	—	(79)	—	—	—
Amortization of deferred compensation	—	—	—	—	34	—	—	34
Net loss							(36,472)	(36,472)

Balance at December 31, 2001	19,307	$19	$123,849	$—	$(53)	$—	$(108,394)	$15,421

See accompanying Notes to Consolidated Financial Statements.

HYSEQ PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(36,472)	$(22,253)	$(18,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,070	3,095	2,876
Loss attributable to minority interest	(293)	—	—
Stock compensation expense	30	157	—
Amortization of deferred stock compensation	34	29	89
Non-cash change in deferred revenue	(24,195)	(11,954)	—
Loss on disposal of assets	—	578	—
Loss on impairment of capitalized software	1,087	—	—
Realized gain (loss) on short-term investments	—	—	(18)
Other non-cash items	238	—	—
Changes in operating assets and liabilities:
Accounts receivable	(31)	1,228	(599)
Prepaid rent	334	(2,107)	(11)
Contract revenue	(1,037)	—	—
Other current assets	(310)	17	18
Deferred revenue	26,099	10,666	5,000
Accounts payable	1,231	506	(432)
Accrued professional fees	95	(945)	203
Accrued bonus	1,833	(145)	145
Accrued license fee	2,500	—	—
Deferred rent	1,377	84	69
Other current liabilities	747	696	(659)
Other non-current liabilities	125	—	—

Net cash used in operating activities	(21,538)	(20,348)	(11,866)

Cash flows from investing activities:
Purchases of property and equipment	(12,582)	(8,269)	(4,374)
Purchases of short-term investments	—	(57,101)	(16,382)
Maturities of short-term investments	—	74,095	24,300
Intangible and other assets	(542)	(639)	(1,158)
Proceeds from sale of fixed assets	—	9	—

Net cash (used in) provided by investing activities	(13,124)	8,095	2,386

Cash flows from financing activities:
Proceeds from financing arrangements and loans	4,000	2,073	3,001
Proceeds from release of cash on deposit	500	—	—
Payment on capital lease and loan obligations	(2,367)	(2,283)	(1,523)
Repurchases of common stock	—	—	(115)
Proceeds from line of credit	20,000	—	—
Proceeds from issuance of common stock (PIPE), net of issuance costs	20,737	—	—
Proceeds from issuance of common stock upon the exercise of options, warrants and Employee Stock Purchase Plan	1,422	1,487	237

Net cash provided by financing activities	44,292	1,277	1,600

Net decrease in cash	9,630	(10,976)	(7,880)
Cash and cash equivalents at beginning of year	2,699	13,675	21,555

Cash and cash equivalents at end of year	$12,329	$2,699	$13,675

Supplemental disclosures of cash flow information:
Interest paid	$739	$868	$690

Noncash investing and financing activities:
Cashless exercise of stock options	$—	$687	$—

Cashless exercise of warrants	$—	$745	$206

Sale of interest in subsidiary in exchange for intellectual property	$1,713	$—	$—

Conversion of line of credit to common stock	$20,000	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

      Hyseq, Inc. (the Company or Hyseq) was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. On October 24, 2001 the Company began doing business as Hyseq Pharmaceuticals, Inc. The Company’s wholly owned subsidiary, Hyseq Diagnostics, Inc., was formed as a Nevada corporation on July 18, 1995 and is inactive. The Company’s prior wholly owned subsidiary, GeneSolutions Inc., was formed as a Nevada corporation on July 23, 1999 and was merged into the Company on January 8, 2002. The Company’s majority-owned subsidiary, Callida Genomics, Inc., was formed as a Delaware corporation on October 24, 2001 to carry out the Company’s business relating to sequencing-by-hybridization (SBH) technology. Callida Genomics’ wholly owned subsidiary, N-Mer, Inc., was formed as a Delaware corporation on October 24, 2001 to collaborate with Affymetrix, Inc (See Note 8).

      Hyseq researches and develops biopharmaceutical products from its collection of novel genes discovered using its high-throughput screening signature-by-hybridization platform, related to its proprietary sequencing-by-hybridization technology. Hyseq has collaborations for conducting research and development on gene-based products and collaboration with Amgen to develop alfimeprase, a thrombolytic enzyme for PAO and other indications.

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of Hyseq Pharmaceuticals and Callida Genomics, our majority owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation. Upon consolidation, 10% of the losses in Callida are excluded from Hyseq’s consolidated results and are allocated to the minority interest holder Affymetrix up to the point where Affymetrix’s initial investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income.

Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash equivalents consist primarily of money market accounts, commercial paper and certificates of deposit with original maturities of three months or less. This is consistent with the Company’s policy to maintain high liquidity and ensure safety of principal.

Equipment, Leasehold Improvements, and Capitalized Software

      Equipment, leasehold improvements, and capitalized software are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance, and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to five years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated life or the term of the lease, using the straight-line method. Capitalized software is amortized over the shorter of the estimated useful life

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or two years, using the straight-line method. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

     Impairment of Long-Lived Assets

      Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).

     Revenue Recognition

      Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the services are performed. Nonrefundable up-front payments received in connection with collaborative research agreements where the Company has no continuing performance obligation are recognized when receivable and collectibility is reasonably assured. When a continuing performance obligation exists, these revenues are deferred and recognized over the relevant periods of service, generally the research term.

      Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

	Year Ended December 31,

	2001	2000	1999

Source:
BASF Plant Sciences GmbH	91%	75%	*
Chiron Corporation	*	21%	76%
Kirin Brewery Co. Ltd	*	*	19%

*	less than 10%

     Revenues by Geographic Area

      Revenues by geographic area are based on customers’ country of domicile rather than customer’s shipping locations:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Revenues:
Domestic	$2,230	$3,639	$5,178
Germany	22,360	11,665	19
Japan	—	300	1,200

Total revenues	$24,590	$15,604	$6,397

     Stock-Based Compensation

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” the Company has elected to account for stock-based

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS No. 123. Stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Research and Development

      Research and development costs are expensed to operations as incurred and include costs related to the Company’s collaborations. Research costs related to collaborations were approximately $13.0 million, $10.4 million and $7.0 million in 2001, 2000 and 1999, respectively.

     Net Loss per Share

      Basic and diluted net loss per share are presented in conformity with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

      In 2001, 2000 and 1999, outstanding options and warrants of 730,051, 1,513,000 and 369,000 shares, respectively, (as determined using the treasury stock method) were not included as they were antidilutive.

     Segment Reporting

      To date, the Company has viewed its operations as principally one segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

2.     Equipment, Leasehold Improvements and Capitalized Software

      Equipment, leasehold improvements and capitalized software, net consist of the following (in thousands):

	December 31,

	2001	2000

Machinery, equipment and furniture	$11,044	$8,535
Computers and capitalized software	9,890	7,633
Leasehold improvements	13,006	5,191

	33,940	21,359
Less: accumulated depreciation	(14,952)	(8,894)

Equipment, leasehold improvements and capitalized software, net	$18,988	$12,465

      Depreciation expense totaled $6.1 million, $3.1 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Equipment and leasehold improvements at December 31, 2001 and 2000 include items under capitalized leases in the amount of $0.6 million and $0.7 million, respectively, and related accumulated depreciation of $0.5 million and $0.5 million at December 31, 2001 and 2000, respectively. These leases are secured by the equipment leased thereunder. During 2001, there were write-offs

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of certain capitalized software aggregating $1.1 million. These write-offs are included in research and development expenses in the accompanying Statement of Operations.

3.     Accumulated Other Comprehensive Losses

      Accumulated other comprehensive income or loss consists entirely of unrealized gains and losses on securities. The change in accumulated other comprehensive loss was $0, $32,000 and ($18,000) in 2001, 2000 and 1999, respectively. This change consisted entirely of unrealized losses on securities.

4.     Patents, Licenses and Other Assets

Patents and Licenses

      Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. Patent and license amortization expense was $99,008, $27,633 and $27,633 for the years ended December 31, 2001, 2000 and 1999, respectively. Patent amortization expense is recorded on a straight-line basis over the patent’s estimated useful life which approximates 17 years.

     Patent License Agreement

      In 1994, the Company entered into a patent license agreement with an affiliate of the University of Chicago for an exclusive license to use certain proprietary technology developed by the Company’s former Chief Scientific Officer and to develop, use, and sell licensed products or processes. The Company issued 15,244 shares of Series A preferred stock (which converted to common stock in connection with the Company’s initial public offering in 1997). The Company began paying minimum royalties of $25,000 per annum beginning in 1997 and increasing to $100,000 per annum in 1999, and will continue to pay minimum royalties at the rate of $100,000 per annum over the term of the agreement, which terminates upon the later to occur of (a) fifteen years after the date of the agreement or (b) the expiration of the last-to-expire patents of the licensed patent rights.

5.     Capital Lease and Loan Obligations

      The Company has financed equipment purchases through capital lease and loan agreements. The capital lease and loan obligations are to be repaid over terms of 48 to 60 months at interest rates ranging from 8.10% to 14.98% and are secured by the related equipment.

      Future minimum payments under the capital lease and loan agreements are as follows (in thousands):

Years Ending December 31:
2002	$2,941
2003	1,435
2004	875
2005	201
2006	4

Total loan payments	5,456
Less: Amount representing interest	(722)

Present value of future loan payments	4,734
Less: Current portion	(2,506)

Noncurrent portion	$2,228

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Commitments and Contingencies

Operating Leases

      The Company leases three facilities under operating lease agreements, two that expire in June 2005 and one that expires in July 2011. In April 2001 the Company leased an additional approximately 138,698 square feet of space at 985 Almanor Avenue in Sunnyvale, California, adjacent to our current operating facilities. The lease on this new space requires base lease payments on average of approximately $451,000 per month and extends through May 2011. Rental expense was approximately $8.1 million in 2001, $2.1 million in 2000, and $1.4 million in 1999. The leases provide for scheduled rent increases annually over the terms of the leases. The rent is being recognized as expense on a straight-line basis.

      Minimum future rental commitments under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

Minimum Rental
Commitments

Year Ended December 31,
2002	$9,569
2003	9,975
2004	10,394
2005	9,986
2006	9,583
2007 and thereafter	43,780

$93,287

     Letters of Credit

      In accordance with the terms of the 675 Almanor facility lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2.0 million as partial security for the Company’s lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2.1 million restricted cash on deposit with the Company’s primary bank as security for the letter of credit. The letter of credit and the cash collateralizing it was reduced by $0.5 million commencing in July 2001 and will be further reduced by $0.5 million each year thereafter to a certain minimum amount provided that no default under the lease occurs. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives interest earned thereon. The Company was also required to provide a letter of credit in the amount of $4.0 million as additional security for the lease of 985 Almanor Avenue, which requirement terminates after 5 years if the Company has not been in monetary default under the lease. Under the terms of the Humboldt Court lease, the Company was required to provide a $2.0 million letter of credit. This letter of credit was provided in March 2002 and must be increased by $1.0 million annually in each of August 2002 and August 2003, after which it can decrease by $2.0 million in 2007.

7.     Collaborative Agreements

Aurora

      In July 2001, the Company entered into a two-year collaboration and license agreement with Aurora Biosciences Corporation, under which Aurora will screen over 200 secreted proteins from the Company’s proprietary collection, using Aurora’s proprietary CellSensor™ Panel, and also granted the Company a non-exclusive license to certain fluorescent protein technologies. Aurora will use its technology on behalf of the

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to identify proteins of interest as potential therapeutics and will receive upfront payments, licensing fees and technology access fees. Aurora may receive performance milestones, as well as development milestones and royalties on the Company’s products that result from the collaboration. In addition, as part of the agreement, the Company will provide Aurora access to selected novel targets from the Company’s database of proprietary full-length cDNAs. The Company will receive a database access fee and licensing fees and may receive development milestones and royalties on Aurora’s small molecule products that result from the collaboration.

     Deltagen

      In October 2001, the Company entered into a collaboration with Deltagen, Inc. to undertake research and development activities on approximately 200 novel secreted proteins. The Company will provide gene sequences encoding for the secreted proteins, and Deltagen will utilize its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Deltagen and the Company will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. Deltagen and the Company will share the collaboration’s costs; Hyseq will provide Deltagen with approximately $10.0 million in research and development payments over two years.

     Kirin

      In August 2001, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which Kirin will fund three years of collaborative research work at Hyseq and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. Discoveries during the collaboration will be jointly owned by Kirin and Hyseq, and will be jointly developed and marketed with costs, efforts, and revenues shared by both companies. The Company will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia, New Zealand, and Australia. Marketing rights will be shared by both companies in the rest of the world.

      In October 1998, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which the Company used its proprietary gene discovery technologies to target novel genes relating to a specific growth factor activity from certain cell lines provided by Kirin. The Company retains exclusive rights to develop and market pharmaceutical products resulting from the collaboration in North America, subject to milestone and royalty payments to Kirin. Kirin retains equivalent rights and obligations in Asia and Oceania. The Company and Kirin share such rights equally in Europe and the rest of the world. Under the terms of the agreement, Kirin paid the Company $3.0 million for the initial phase of the collaboration. Total revenue recognized in 2000, 1999 and 1998 under the agreement was $0.3 million, $1.2 million and $1.5 million, respectively. The agreement was extended once and expired March 31, 2001.

     BASF

      In December 1999, the Company entered into a collaboration with American Cyanamid Company in which the Company uses its signature-by-hybridization technology to target agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH (or BASF). The collaboration provides for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement for up to four additional one-year terms. Subject to compliance with the terms of the contract, the Company expects to recognize revenue from this collaboration over the term of the agreement as services are performed. Total revenue recognized in 2001 and 2000 under the agreement was $22.4 million and $11.7 million respectively. BASF has the exclusive right to commercial-

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ize any agricultural products resulting from the collaboration. The Company will receive royalties on any such products.

     Chiron

      In May 1997, the Company entered into a collaboration with Chiron Corporation. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years and has been extended by Chiron for an additional two-year period. Chiron may extend the collaboration for one more two-year period. Chiron has the exclusive right to commercialize solid tumor therapeutics, diagnostic molecules and vaccines resulting from the collaboration. The Company will receive royalties on any such products. Concurrent with execution of the collaboration agreement in 1997, Chiron made an equity investment of $5.0 million in return for shares of the Company’s preferred stock, which subsequently converted into common stock upon the Company’s initial public offering in 1997. Chiron also purchased shares of common stock directly from the Company in a private placement concurrent with the Company’s initial public offering in 1997 for an aggregate purchase price of $2.5 million. Total revenue recognized in 2001, 2000, and 1999 under the agreement with Chiron was $1.2 million, $3.3 million, and $4.9 million, respectively, which the Company received as research funding payments and recognized as revenue as earned. The Company has no future performance obligations related to the revenue recognized in 2001, 2000, and 1999 and no portions of such revenues are refundable.

     UCSF

      In February 1998, the Company entered into a collaborative agreement with the University of California San Francisco (or UCSF) to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the terms of the five-year agreement, the Company makes quarterly payments of approximately $0.1 million to UCSF in connection with the agreement to reimburse UCSF for direct and indirect expenses incurred in clinical sample collection and for research conducted.

     Applied Biosystems

      In May 1997, the Company entered into an agreement with the Applied Biosystems Stock Group of Applera Corporation to combine certain of the Company’s chip technology and Applied Biosystems’ life science system capabilities to commercialize the HyChip system. Pursuant to the terms of the agreement, the Company committed $5.0 million to further development of the Company’s “chip” component of the HyChip system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $0.5 million was reimbursed to the Company under its NIST grant. As of December 31, 1998, the Company had satisfied the $5.0 million obligation under its agreement with Applied Biosystems. In October 2001, Applied Biosystems and the Company amended the collaboration to facilitate the settlement with Affymetrix. Significant components of this amendment include the conversion of the prior exclusive marketing arrangement with Applied Biosystems into a non-exclusive arrangement and the conclusion of all further collaboration obligations. In June 1997 Applied Biosystems made an equity investment of $5.0 million in return for shares of the Company’s preferred stock, which subsequently converted into common stock upon the Company’s initial public offering in 1997. Applied Biosystems also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering in 1997 for an aggregate purchase price of $5.0 million. The Company recognized approximately $0.3 million in revenue in each of 2001, 2000, and 1999 from Applied Biosystems from research funding reimbursement under the collaboration and from an expansion of the existing relationship as services were performed.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Affymetrix

      In October 2001, the Company and Affymetrix Inc. resolved all outstanding litigation and entered into a collaboration to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix is through a newly created venture, N-Mer, Inc., that is a wholly owned subsidiary of Callida, which in turn is a newly formed majority-owned subsidiary of the Company. N-Mer will have access to both SBH technology from the Company, through Callida, and to Affymetrix’ GeneChip technology, a platform for array-based experiments. Affymetrix will be the exclusive array and system supplier and is initially authorized to be the exclusive agent for the distribution of any potential N-Mer products.

      Hyseq contributed cash, certain assets consisting primarily of equipment, capitalized software, and SBH intellectual property to Callida upon its formation in exchange for a 90% interest in Callida, in the form of Series A convertible preferred stock (See Note 8). In exchange for a contribution of certain intellectual property (a non-exclusive license to 12 U.S. patents or patent applications and counterpart foreign applications in a limited field of use) to Callida, Affymetrix received a 10% equity interest in Callida, in the form of Series A-1 convertible preferred stock (See Note 8). The Company accounts for the Affymetrix 10% ownership share as minority interest in Callida, recognizing a portion of Callida’s losses attributable to Affymetrix as a gain on the statement of operation, up to the point where Affymetrix’ initial minority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income.

      Affymetrix gave a total of $8.0 million in cash to Hyseq at the close of the settlement. The $8.0 million payment is comprised of two pieces. First, Affymetrix made a license payment of $4.0 million dollars in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal array field. Universal arrays are DNA arrays designed without reference to specific gene sequences that can be used to sequence any gene. This license payment will be recognized as revenue as Callida utilizes its cash in conducting R&D efforts.

      Second, Affymetrix made a loan to Hyseq of $4.0 million (interest rate of 7.5%, 5 year term) for Hyseq’s cash investment in Callida. In lieu of cash repayment of this loan, Hyseq has the right, at any time, to exchange the note in whole or in part into such number of shares of Hyseq common stock (based on a price per share equal to 90% of the ten day trailing average price) equal to the aggregate amount of principal and interest to be exchanged.

      Callida capitalized the intellectual property contributed by Affymetrix at its fair value of $1.7 million, based on its estimate of future royalty payments on potential Callida and N-Mer products, and based upon its determination that the intellectual property contributed has a future alternative use. The intellectual property will be amortized on a straight-line basis over its estimated useful life of four years.

      Both Hyseq and Affymetrix committed to invest additional amounts in N-Mer, contingent on Callida achieving certain milestones. Affymetrix received an option to purchase a majority interest of the outstanding common stock of N-Mer at a predetermined sum, exercisable at any time over the next five years. The Company believes that Affymetrix’s purchase option has no material fair value, until such point that research reaches a technical milestone and product feasibility is achieved, and has no accounting implications as of the date of inception of Callida or as of December 31, 2001. The Company will periodically evaluate the value of N-Mer to determine whether Affymetrix’s purchase option has value. If so, such value will be recorded through earnings and on Hyseq’s balance sheet.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 8,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued.

      As of December 31, 2001 and 2000, there were no issued and outstanding shares of preferred stock. On June 5, 1998, Hyseq’s Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series B junior participating preferred stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of the Company’s outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors.

      In October 2001, the Company settled all outstanding litigation with Affymetrix, and created a new subsidiary, Callida Genomics, Inc. The authorized capital stock of Callida consists of 10,000,000 shares, of which 6,000,000 shares are common stock, par value $0.001 per share, and 4,000,000 shares are preferred stock, par value $0.001 per share. The preferred stock is divided into a Series A preferred stock, which consists of 3,600,000 shares, and Series A-1 preferred stock, which consists of 400,000 shares. Each of the Series A preferred stock and the Series A-1 preferred stock have aggregate liquidation preferences equal to $4.0 million, with no participation rights to future dividends and no redemption rights. The Series A preferred stock (held by Hyseq) has voting rights; the Series A-1 preferred stock (held by Affymetrix) has no voting rights. Callida classifies these preferred stock as permanent equity on its consolidated balance sheet.

     Common Stock

      In March 2001, we completed the draw down of the balance of the $20.0 million available under the first line of credit from our Chairman and paid off the outstanding principal balance in shares of our common stock as provided in the agreement. As a consequence, we issued 2,237,637 shares of common stock to our Chairman in satisfaction of $20.0 million in outstanding principal under the line of credit.

      In August 2001, the Company announced the completion of a private stock placement of 3,040,734 newly issued shares of common stock at $7.00 per share, together with warrants to purchase 1,520,369 shares of common stock. The warrants are exercisable at any time through and including August 28, 2006 at $10.50 per share, a 50 percent premium to the per unit purchase price on the closing date, which may be adjusted to $7.95 per share based on certain future issuances. After August 28, 2003, the warrants may only be exercised on a cashless exercise basis.

     Deferred Compensation

      The Company recorded deferred compensation of $695,000 in 1997 representing the difference between the issuance and exercise prices related to stock awards and options and the fair value for financial reporting purposes of the Company’s common stock. The deferred compensation is being amortized to expense over the vesting period of the options and over the two-year repurchase period for the stock awards. The amortization of deferred compensation was $34,000, $29,000, and $89,000 in 2001, 2000, and 1999, respectively. At December 31, 2001, the deferred compensation balance was approximately $53,000.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Warrants

      As of December 31, 2001, warrants to purchase 1,657,889 shares of common stock were outstanding at exercise prices ranging from $4.17 to $10.50 ($9.97 weighted average exercise price) per share. These warrants are held by certain investors and executive officers and expire at various times between July 2002 and August 2006.

     Stock Option Plans

      In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan, or employee plan. The Company initially reserved a total of 1,152,000 common shares for issuance under the employee plan. At the 1998 annual meeting, the Company’s stockholders approved a proposal to increase the number of shares authorized for issuance under the Plan to 2,152,000. Options granted under the employee plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of not less than fair market value and nonstatutory options may be granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. At December 31, 2001, 1,922,220 options were outstanding under the employee plan.

      The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the employee plan. Each option gives the holder the right to purchase common stock at prices between $0.78 and $1.82 per share. In 1998, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 9,500 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $4.75 and $10.06 per share. The options vest over periods up to four years. In February 2000, an officer and director of the Company was granted an option to purchase 1,000,000 shares of common stock at $31.69 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option becomes exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. In 2001, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 1,268,160 shares to five employee officers at prices between $9.96 and $12.56 per share as inducements to become employees of the company. In August 2001, a director of the Company was granted an option, contingent upon shareholder approval, to purchase 1,000,000 shares of common stock at $8.63 per share, the closing price on the day prior to the grant. As of December 31, 2001, 3,537,966 options issued outside of any of the Company’s stock option plans were outstanding.

      In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan, or directors plan, providing for periodic stock option grants to non-employee directors of the Company. Under the directors plan, each new, non-employee director receives a one-time grant of options to purchase 23,040 shares of common stock, of which options to purchase 11,520 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 5,760 shares each year (such that the amount received under the directors plan when added to all prior options granted to a director which vest in that year total 5,760) on the date of the annual meeting of the stockholders commencing in 1997. Options under the directors plan are granted at the fair market value of the Company’s common stock on the date of the grant. In 2000, the Company’s stockholders approved an amendment to the directors plan that changed the method for determining the number of shares granted under the plan, and lengthened the vesting date for the new director’s initial and first annual grants of options. Under the amendment, the number of shares that are granted will be equal to the lesser of the number determined by dividing $200,000 by the fair market value of our common stock on the date of grant, or 10,000 shares. The amendment also revised the vesting date for

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial options that are granted when a new director joins our Board such that 50% of a new director’s option will vest one year after the grant date and the other 50% will vest two years after the grant date. A total of 438,240 shares of common stock have been reserved for issuance under the directors plan, of which options to purchase 147,155 shares were outstanding at December 31, 2001.

      In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan that provides for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allows the Board of Directors to approve grants of stock options to consultants. A total of 30,000 shares of common stock have been reserved for issuance under the Scientific Advisory Board/ Consultants Stock Option Plan, of which options to purchase 17,000 shares were outstanding at December 31, 2001.

      During 2001, the Company granted 12,000 stock options under the Scientific Advisory Board/Consultants Stock Option Plan all of which become exercisable in April 2002. In connection with these grants, the Company recorded deferred compensation of $79,265 representing the fair value of the options granted in accordance with SFAS 123. This deferred compensation is periodically re-measured until the underlying options vest in accordance with EITF 96-18. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1 year for the expected life of the option, 5.07% risk-free interest rate, and .8518 volatility rate. During 2001, the Company recorded $26,422 in amortization of deferred compensation related to grants to non-employees.

      The directors plan, the employee plan, and the options granted to an officer and director to purchase 2,000,000 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

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

	Year Ended December 31,

	2001	2000	1999

Volatility	1.17	1.38	1.64
Risk-free interest rate	5.13%	6.14%	6.25%
Dividend yield	—	—	—
Expected life of option	2.3 years	2.6 years	2.5 years

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because SFAS 123 is applicable only to options granted subsequent to December 15, 1994, the pro forma adjustment to net income was not fully reflected until fiscal year 1999.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,

	2001	2000	1999

Net loss as reported	$(36,472)	$(22,253)	$(18,547)
Pro forma net loss	(52,894)	(42,717)	(19,484)
Basic and diluted net loss per share as reported	(2.26)	(1.65)	(1.43)
Pro forma basic and diluted net loss per share	(3.27)	(3.18)	(1.50)

      A summary of the Company’s stock option activity, and related information follows:

	Year Ended December 31,

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period	2,566,379	$20.10	1,779,324	$3.80	1,583,558	$4.03
Options granted	3,387,750	$10.25	1,500,275	$31.80	776,720	$3.77
Options exercised	(71,860)	$3.87	(562,722)	$3.29	(144,466)	$1.96
Options canceled	(257,928)	$21.31	(150,498)	$7.19	(436,488)	$5.18

Options outstanding at end of period	5,624,341	$14.32	2,566,379	$20.10	1,779,324	$3.80

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 1.56 – $ 4.17	600,256	5.26	$2.92	449,814	$2.80
4.44 – 7.82	312,108	7.58	5.54	174,058	5.33
8.02 – 8.64	1,114,476	9.32	8.60	86,676	8.33
8.67 – 10.40	456,266	9.44	10.14	10,666	9.45
10.44 – 10.44	985,320	9.58	10.44	0	0.00
10.49 – 12.50	747,460	9.14	12.23	209,000	12.42
12.56 – 29.81	345,380	8.77	25.44	122,039	26.19
31.69 – 31.69	1,000,000	8.08	31.69	666,666	31.69
32.03 – 95.19	60,075	8.52	43.67	28,875	46.55
101.44 – 101.44	3,000	8.16	101.44	750	101.44

	5,624,341	8.56	$14.32	1,748,544	$17.93

      The weighted-average grant-date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $8.23, $22.90 and $3.52, respectively.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      In 1998, the Company’s stockholders approved an Employee Stock Purchase Plan, covering an aggregate of 50,000 shares of the Company’s common stock. Each quarter, an eligible employee may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair value of the stock as of the first business day of the quarter or the last business day. In 1999, the Company’s stockholders approved an amendment to the Company’s Employee Stock Purchase Plan that increased the maximum number of shares of common stock available for purchase under the Plan from 50,000 to 250,000. In the year ended December 31, 2001, 67,674 shares of the Company’s stock were sold under the Employee Stock Purchase Plan at a weighted-average price of $8.20 per share.

9.     Income Taxes

      The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income taxes and the actual provision for income taxes as of December 31, 2001 follows (in thousands):

Income tax at statutory rate (34%)	(12,500)
Net losses and temporary differences for which no current benefit is recognized	12,580
Permanent differences	(80)

Income tax expense reported	—

      As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $107.7 million and $23.0 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $2.5 million and $2.3 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2021, if not utilized. The State of California net operating losses will expire at various dates beginning in 2001 through 2011, if not utilized. The California Research Credits carryforward indefinitely.

      Utilization of the Company’s net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,

	2001	2000

Deferred Tax Assets:
Net operating loss carryforwards	$37,970	$28,971
Research and other credits	4,422	6,564
Capitalized research expenses	2,446	856
Accrued expenses and reserves	3,921	1,362
Deferred revenue	1,475	—

Total deferred tax assets	50,234	37,753
Valuation allowance	(50,234)	(37,753)

Net deferred tax assets	$—	$—

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets are reduced by a valuation allowance as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased by $12.5 million, $15.7 million and $8.3 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

      Approximately $12.2 million of the federal net operating losses and $6.6 million of the state net operating losses relate to deductions from stock based compensation. No income statement benefit will result from the realization of these losses.

10.     Transactions with Related Parties

      As of December 31, 2001, 2000 and 1999, the Company had outstanding accounts payable balances of approximately $3,000, $45,000, and $86,000 respectively, for professional services rendered by a law firm of which the spouse of the Company’s former President and Chief Executive Officer was a member. The Company incurred legal fees and costs to this law firm of approximately $57,000, $400,000, and $441,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In August 2001, the Company received a commitment from its Chairman to provide a second line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through August 5, 2003. The Chairman has also agreed to provide financing to fund operating activities as needed through 2001. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. The promissory note issued pursuant to such line of credit may be converted into shares of its common stock at any time upon the agreement of us and Dr. Rathmann at a price based upon the average price of our common stock over the 20-day period prior to such conversion or, if in connection with an equity financing, at the offering price. In February 2002, we drew down $4.0 million of the $20.0 million line of credit.

      Our Chairman guaranteed our 985 Almanor lease (up to a certain maximum amount) and provided the collateral for the Company’s $4.0 million letter of credit under this lease. Our Chairman also guaranteed our Humboldt Court lease (to a certain maximum amount) and provided the collateral for the Company’s $2.0 million letter of credit under this lease.

      The Chairman receives no cash compensation as an employee and instead receives options to purchase 3,000 shares per month. In August 2001, the Board also granted the Chairman an option to purchase an additional 1,000,000 shares. However, to date, at the request of the Chairman, the Company has not granted the Chairman any equity incentives in recognition of the lines of credits that the Chairman made available to the Company, the Chairman’s guarantee of the Company’s real estate leases, the Chairman’s provision of collateral for two of the Company’s letters of credit under facilities leases, or the occasional use of the Chairman’s private jet for Company business. The Company believes that the Board is likely to take action in the future to provide appropriate incentives to the Chairman in order to ensure his continued active involvement in the Company.

11.	Selected Quarterly Financial Data (Unaudited)

      Summarized selected quarterly financial data is as follows (in thousands):

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Contract revenues	$7,069	$5,872	$5,981	$5,668
Loss from operations	(11,553)	(9,905)	(8,349)	(6,386)
Net loss	(11,357)	(10,008)	(8,427)	(6,679)
Basic and diluted net loss per share*	(0.61)	(0.59)	(0.55)	(0.49)

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2000	2000	2000	2000

Contract revenues	$4,289	$5,936	$3,574	$1,805
Loss from operations	(6,627)	(4,199)	(5,331)	(6,572)
Net loss	(6,695)	(4,116)	(5,112)	(6,330)
Basic and diluted net loss per share	(0.49)	(0.30)	(0.38)	(0.48)

*	The sum of earnings per share for the four quarters of 2001 is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

      Historically, the Company’s revenues have varied considerably from period to period due to the nature of the Company’s collaborative arrangements. As a consequence, the Company’s results in any one quarter are not necessarily indicative of results to be expected for a full year.

      The third quarter of 2001 included a reclass of restructuring cost of $ 825,000 from other income expenses to operations.

      The fourth quarter of 2001 included (i) an adjustment to increase contract revenues of approximately $402,000 and (ii) the write-off of certain capitalized software costs of approximately $1,087,000.

12.     Subsequent Events (Unaudited)

      In January 2002, the Company entered into collaboration with Amgen, Inc. to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of PAO and other cardiovascular indications. Under the terms of the agreement, Hyseq will lead development and be responsible for all clinical development activities, while Amgen will be responsible for manufacturing activities. Alfimeprase, a product candidate that was identified through Amgen’s research program, is a derivative of the fibrolase enzyme and is being developed for the treatment of PAO. PAO of the lower extremity is a significant cause of morbidity and amputation in the United States with over 100,000 cases reported annually. Pre-clinical studies indicate that alfimeprase is a promising agent for dissolving clots (clot lysis), and may be particularly well suited for the PAO indication. An IND for alfimeprase has been filed, and Hyseq anticipates initiating clinical studies in the second quarter of 2002.

      In January 2002, the Company, through its subsidiary Callida, entered into a collaborative agreement with Intel Corporation to develop technology for the detection, identification, and analysis of DNA or other biomolecules. The goal of this research collaboration is to explore new technologies for biomolecule detection and identification. Callida will focus on developing novel approaches to DNA sequencing, and Intel will focus on developing devices and protocols for detecting and reading the data.

      In February 2002, the company drew down $4.0 million of the $20.0 million line of credit that it received from its Chairman in August 2001.

      In February 2002, the Company entered into a research agreement with Genetastix, a privately held biotechnology company, to use Genetastix’s HuMYTech™ technology to generate fully human monoclonal antibodies against a proprietary antigen.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference to “General Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” under Proposal No. 1 and “Certain Information with Respect to Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Company’s Annual Meeting of Stockholders to be held on May 29, 2002.

Item 11.     Executive Compensation

      The response to this item is incorporated by reference to “Executive Compensation” in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Company’s Annual Meeting of Stockholders to be held on May 29, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Company’s Annual Meeting of Stockholders to be held on May 29, 2002.

Item 13.     Certain Relationships and Related Transactions

      The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the Company’s Annual Meeting of Stockholders to be held on May 29, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The Financial Statements and report of independent auditors required by this Item are submitted in a separate section, beginning on page 39 of this Report.

      (a)(2) The schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

      (a)(3) Exhibits

The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended(1)
3.2	Amended and Restated By-Laws of the Company(9)
3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(10)
4.1	Specimen Common Stock certificate(1)
4.2	Form of Registration Rights Agreement(1)
4.3	Form of Warrant Agreement(1)
4.4	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998(2)
4.5	Form of Securities Purchase Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.6	Form of Registration Rights Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.7	Form of Warrant, dated as of August 28, 2001(10)
4.8	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000
4.9	Registration Rights Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
4.10	Pledge and Security Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.1	Form of Indemnification Agreement between the Company and each of its directors and officers(1)
10.2	Stock Option Plan, as amended†(3)
10.3	Non-Employee Director Stock Option Plan, as amended†(4)
10.4	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(1)

Exhibit
Number	Description

10.5	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(1)
10.6	Collaboration and License Agreement between Hyseq Inc. and Chiron Corporation dated May 30, 1997(1)
10.7	Collaboration Agreement between Hyseq Inc. and The Perkin-Elmer Corporation dated May 30, 1997(1)
10.8	Employee Stock Purchase Plan†(5)
10.9	Non-Qualified Employee Stock Purchase Plan(8)
10.10	Scientific Advisory Board/ Consultants Stock Option Plan(8)
10.11	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(6)
10.12	Line of Credit Agreement between Hyseq, Inc. and Dr. George B. Rathmann dated November 10, 2000(7)
10.13	Employment and Confidential Information Agreement between Hyseq, Inc. and Ted W. Love dated January 11, 2001(9)
10.14	Industrial Multi-Tenant Lease by and between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(9)
10.15	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(11)
10.16	Collaboration and License Agreement, dated as of June 29, 2001, by and between Hyseq, Inc. and Aurora Biosciences Corporation
10.17	Collaboration Agreement, dated as of August 21, 2001, by and between Hyseq, Inc. and Kirin Brewery Company, Ltd.
10.18	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, by and between Hyseq, Inc. and Deltagen, Inc.
10.19	Line of Credit Agreement, dated as of August 6, 2001, by and between Hyseq, Inc. and Dr. George B. Rathmann
10.20	Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.21	Interference Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.22	Product Development and Supply Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.
10.23	Product Solicitation Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.
10.24	Option Agreement, dated as of October 24, 2001, by and among Affymetrix, Inc, Hyseq, Inc., Callida Genomics, Inc., and N-Mer, Inc.
10.25	Stock Option Agreement, dated as of February 1, 2000 by and between Hyseq, Inc. and Dr. George B. Rathmann
10.26	Stock Option Agreement, dated as of August 21, 2001 by and between Hyseq, Inc. and Dr. George B. Rathmann
21.1	Subsidiaries of Hyseq, Inc. as of December 31, 2001: Callida Genomics, Inc., a Delaware corporation; N-Mer, Inc., a Delaware corporations; Hyseq Diagnostics, Inc., a Nevada corporation
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors

(1)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(3)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-41663.

(4)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-53089.

(5)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-53087.

(6)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K, filed on December 14, 2000, File No. 000-22873.

(8)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-22873.

(9)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-22873.

(10)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(11)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873

†	Denotes compensation plan in which an executive officer or director participates.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 29, 2002.

HYSEQ, INC.
d/b/a HYSEQ PHARMACEUTICALS, INC.

By:	/s/ PETER S. GARCIA

Peter S. Garcia
Senior Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Hyseq, Inc. in the capacities indicated on March 29, 2002.

Signature	Title

/s/ TED W. LOVE Ted W. Love	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ PETER S. GARCIA Peter S. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE B. RATHMANN George B. Rathmann	Chairman of the Board

/s/ ROBERT D. WEIST Robert D. Weist	Vice Chairman of the Board of Directors

/s/ RAYMOND F. BADDOUR Raymond F. Baddour	Director

/s/ THOMAS N. MCCARTER III Thomas N. McCarter III	Director

/s/ ERNST SCHWEIZER Ernst Schweizer	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Hyseq, Inc., as amended(1)
3.2	Amended and Restated By-Laws of Hyseq, Inc.(9)
3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(10)
4.1	Specimen Common Stock certificate(1)
4.2	Form of Registration Rights Agreement(1)
4.3	Form of Warrant Agreement(1)
4.4	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998(2)
4.5	Form of Securities Purchase Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.6	Form of Registration Rights Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.7	Form of Warrant, dated as of August 28, 2001(10)
4.8	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000
4.9	Registration Rights Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
4.10	Pledge and Security Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers(1)
10.2	Stock Option Plan, as amended†(3)
10.3	Non-Employee Director Stock Option Plan, as amended†(4)
10.4	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(1)
10.5	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(1)
10.6	Collaboration and License Agreement between Hyseq Inc. and Chiron Corporation dated May 30, 1997(1)
10.7	Collaboration Agreement between Hyseq Inc. and The Perkin-Elmer Corporation dated May 30, 1997(1)
10.8	Employee Stock Purchase Plan†(5)
10.9	Non-Qualified Employee Stock Purchase Plan(8)
10.10	Scientific Advisory Board/ Consultants Stock Option Plan(8)
10.11	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(6)
10.12	Line of Credit Agreement between Hyseq, Inc. and Dr. George B. Rathmann dated November 10, 2000(7)
10.13	Employment and Confidential Information Agreement between Hyseq, Inc. and Ted W. Love dated January 11, 2001(9)
10.14	Industrial Multi-Tenant Lease by and between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(9)
10.15	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(11)
10.16	Collaboration and License Agreement, dated as of June 29, 2001, by and between Hyseq, Inc. and Aurora Biosciences Corporation,
10.17	Collaboration Agreement, dated as of August 21, 2001, by and between Hyseq, Inc. and Kirin Brewery Company, Ltd.
10.18	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, by and between Hyseq, Inc. and Deltagen, Inc.
10.19	Line of Credit Agreement, dated as of August 6, 2001, by and between Hyseq, Inc. and Dr. George B. Rathmann

Exhibit
Number	Description

10.20	Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.21	Interference Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.22	Product Development and Supply Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.
10.23	Product Solicitation Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.
10.24	Option Agreement, dated as of October 24, 2001, by and among Affymetrix, Inc., Callida Genomics, Inc., and N-Mer, Inc.
10.25	Stock Option Agreement, dated as of February 1, 2000 by and between Hyseq, Inc. and Dr. George B. Rathmann
10.26	Stock Option Agreement, dated as of August 21, 2001 by and between Hyseq, Inc. and Dr. George B. Rathmann
21.1	Subsidiaries of Hyseq, Inc. as of December 31, 2001: Callida Genomics, Inc., a Delaware corporation; N-Mer, Inc., a Delaware corporation
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors

(1)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Form 8-K, filed on July 31, 1998, File No. 00-22873.

(3)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Registration Statement on Form S-8, File No. 333-41663.

(4)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Registration Statement on Form S-8, File No. 333-53089.

(5)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Registration Statement on Form S-8, File No. 333-53087.

(6)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our report on Form 8-K, filed on December 14, 2000, File No. 000-22873.

(8)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-22873.

(9)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-22873.

(10)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(11)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from our report on Form 8-K, filed on May 21, 2001, File No. 000-22873

†	Denotes compensation plan in which an executive officer or director participates.