Form 10-K/A
period 2001-12-31
HYSEQ INC
filed 2002-05-09
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/ A amends Items 1, 7, 8, 10, 11, 12, 13 and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed on April 1, 2002 (the “Original Filing”) to respond to comments we received from the Securities and Exchange Commission.

      This report revises the risk factors section under Item 1 to include an additional risk factor regarding influence and control by our executive officers and directors. This report revises the disclosure under “Management’s Discussion and Analysis” to disclose additional information for each of our major research and development projects. Our “Statement of Stockholders’ Equity” has been revised to define the term “PIPE” issuances. Note 7 of our Consolidated Financial Statements under “Collaborative Agreements” has been revised to (i) disclose when amounts were received by us under the agreements and when such amounts were recognized as revenue, (ii) disclose the term and termination provisions of each agreement to the extent such information is not confidential and (iii) specifically quantify the amounts exchanged with Aurora Biosciences Corporation. In addition, the disclosure in Note 7 of our Consolidated Financial Statements under “Collaborative Agreements” has been revised to clarify our disclosure relating to Affymetrix. Items 10, 11, 12, and 13 have been revised to delete language incorporating information by reference and disclose information required under each item. Item 14 has been revised to incorporate new consents by our auditors and the form of non-stockholder approved stock option agreement as exhibits to this Amendment No. 1 on Form 10-K/ A. Other than these amendments, Items 1, 7, 8, 9, 10, 11, 12, 13 and 14 remain in the same form as initially filed.

      This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

Many corporate actions will be controlled by our officers and directors regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternative course of action.

      If our stockholders ratify the proposals included in our proxy statement for our 2002 annual meeting, our executive officers and directors, including Dr. Rathmann, will, in the aggregate, beneficially own approximately 33.8% of our common stock outstanding as of May 2, 2002, and Dr. Rathmann will beneficially own approximately 23.7% of our common stock outstanding as of May 2, 2002. Even if our stockholders do not ratify the proposals included in our proxy statement for our 2002 annual meeting, our executive officers and directors will, in the aggregate, beneficially own approximately 22.7% of our common stock outstanding as of May 2, 2002, and Dr. Rathmann will beneficially own approximately 16.0% of our common stock outstanding as of May 2, 2002. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In either case, these stockholders will, if they act together, be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

      Revenues recognized under our agreement with BASF were $22.4 million for 2001 compared to $11.7 million for 2000. Processing was slightly ahead of contractual levels of 1.1 million average clones per month in 2001, compared to 0.6 million average clones per month in 2000 when processing was ramping up. We anticipate that revenues and clone processing levels will stay about the same during 2002 and will be reduced during 2003 as we wind down our activities and eventually terminate the agreement in June 2003.

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

      Our biopharmaceutical research and development, or “R&D,” efforts are currently at the stage of cloning and screening hundreds of genes from our databases, coupled with initial exploratory research to evaluate their biological activity. All of this research is at a relatively early stage and, other than Alfimeprase, for which we plan to commence Phase I clinical trials in the second quarter of 2002, we have no R&D projects that would be classified at present as drug product candidates or otherwise likely to generate revenues in the foreseeable future. The process of selecting and evaluating genes, their encoded proteins and/or antibodies to these proteins for their potential as drug candidates is a long-term process, which is described under “Research and Development” in Item 1, above.

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

      Research and development costs under our collaboration with BASF were $9.1 million for 2001, compared with $7.6 million for 2000 when production was ramping up in the early part of the year. As of December 31, 2001 research and development costs related to BASF were $16.7 million. Gene screening services provided to BASF are scheduled under the contract for completion in the second quarter of 2003, with BASF having an option to extend the contract for up to an additional four years in annual increments. We anticipate costs and service levels for the BASF collaboration to continue for the remainder of the contract at a rate that is slightly less than the current year.

      We expect research and development costs for our Alfimeprase clinical studies to be approximately $3.0 million in 2002. We expect our research and development expenses to increase substantially in 2003 and beyond if we proceed beyond Phase I clinical trials with Alfimeprase and introduce other successful product candidates into clinical trials. It is not unusual for the clinical development of these types of products to take in excess of 5 years and to cost well in excess of $100 million. The time and cost of completing the clinical development of product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these many uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of any product candidates.

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

      Research and development costs under our collaboration with BASF were $7.6 million for 2000, compared with a negligible amount in 1999 following the contract signing in December 1999.

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

Liquidity and Capital Resources

      Our primary source of liquidity is cash from financing activities and from collaboration receipts. We generated cash of $44.3 million and $1.3 million from financing activities, and cash of $22.0 million and $15.6 million from collaboration receipts in 2001 and 2000, respectively. Other than net cash inflows in connection with our BASF collaboration, we do not anticipate receiving net cash inflows from any significant projects at any time during the foreseeable future.

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

Sources and Uses of Capital

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company was required to adopt the provision of SFAS No. 144 effective January 1, 2002. Implementation of SFAS 144 is not expected to have a material effect on the Company’s results of operations or financial position.

Item 8.     Financial Statements and Supplementary Data

      Hyseq, Inc.’s financial statements and notes thereto appear on pages 40 to 61 of this Form 10-K/A.

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

See accompanying Notes to Consolidated Financial Statements.

HYSEQ PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

				Notes		Accumulated
	Common Stock		Additional	Receivable		Other		Total
			Paid-in	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 1998	12,931	$13	$82,328	$(3,503)	$(126)	$(14)	$(31,122)	$47,576
Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	152	—	122	—	—	—	—	122
Amortization of deferred compensation	—	—	—	—	89	—	—	89
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,547)	(18,547)
Other comprehensive income (loss)	—	—	—	—	—	(18)	—	(18)

Comprehensive loss								(18,565)

Balance at December 31, 1999	13,083	$13	$82,450	$(3,503)	$(37)	$(32)	$(49,669)	$29,222

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	560	1	1,481	—	—	—	—	1,482
Issuance of common stock upon cash exercise of warrants	1	—	6	—	—	—	—	6
Issuance of common stock upon cashless exercise of warrants	149	—	—	—	—	—	—	—
Compensation expense related to SAB option grants	—	—	157	—	—	—	—	157
Notes receivable from stockholders repaid by surrendering shares of stock	(71)	—	(3,816)	3,503	—	—	—	(313)
Amortization of deferred compensation	—	—	—	—	29	—	—	29
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,253)	(22,253)
Other comprehensive income (loss)	—	—	—	—	—	32	—	32

Comprehensive loss								(22,221)

Balance at December 31, 2000	13,722	$14	$80,278	$—	$(8)	$—	$(71,922)	$8,362

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	140	—	848	—	—	—	—	848
Compensation expense related to vesting acceleration	—	—	30	—	—	—	—	30
Issuance of common stock upon cash exercise of warrants	167	—	574	—	—	—	—	574
Issuance of common stock through private placement in August, 2001, net issuance cost of $548	3,040	3	20,734	—	—	—	—	20,737
Conversion of line of credit into common stock	2,238	2	19,998	—	—	—	—	20,000
Gain on sale of 10% interest in Callida	—	—	1,308	—	—	—	—	1,308
Deferred compensation related to SAB option grants	—	—	79	—	(79)	—	—	—
Amortization of deferred compensation	—	—	—	—	34	—	—	34
Net loss							(36,472)	(36,472)

Balance at December 31, 2001	19,307	$19	$123,849	$—	$(53)	$—	$(108,394)	$15,421

See accompanying Notes to Consolidated Financial Statements.

HYSEQ PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(36,472)	$(22,253)	$(18,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,070	3,095	2,876
Loss attributable to minority interest	(293)	—	—
Stock compensation expense	30	157	—
Amortization of deferred stock compensation	34	29	89
Non-cash change in deferred revenue	(24,195)	(11,954)	—
Loss on disposal of assets	—	578	—
Loss on impairment of capitalized software	1,087	—	—
Realized gain (loss) on short-term investments	—	—	(18)
Other non-cash items	238	—	—
Changes in operating assets and liabilities:
Accounts receivable	(31)	1,228	(599)
Prepaid rent	334	(2,107)	(11)
Contract revenue	(1,037)	—	—
Other current assets	(310)	17	18
Deferred revenue	26,099	10,666	5,000
Accounts payable	1,231	506	(432)
Accrued professional fees	95	(945)	203
Accrued bonus	1,833	(145)	145
Accrued license fee	2,500	—	—
Deferred rent	1,377	84	69
Other current liabilities	747	696	(659)
Other non-current liabilities	125	—	—

Net cash used in operating activities	(21,538)	(20,348)	(11,866)

Cash flows from investing activities:
Purchases of property and equipment	(12,582)	(8,269)	(4,374)
Purchases of short-term investments	—	(57,101)	(16,382)
Maturities of short-term investments	—	74,095	24,300
Intangible and other assets	(542)	(639)	(1,158)
Proceeds from sale of fixed assets	—	9	—

Net cash (used in) provided by investing activities	(13,124)	8,095	2,386

Cash flows from financing activities:
Proceeds from financing arrangements and loans	4,000	2,073	3,001
Proceeds from release of cash on deposit	500	—	—
Payment on capital lease and loan obligations	(2,367)	(2,283)	(1,523)
Repurchases of common stock	—	—	(115)
Proceeds from line of credit	20,000	—	—
Proceeds from issuance of common stock in private placement, net of issuance costs	20,737	—	—
Proceeds from issuance of common stock upon the exercise of options, warrants and Employee Stock Purchase Plan	1,422	1,487	237

Net cash provided by financing activities	44,292	1,277	1,600

Net decrease in cash	9,630	(10,976)	(7,880)
Cash and cash equivalents at beginning of year	2,699	13,675	21,555

Cash and cash equivalents at end of year	$12,329	$2,699	$13,675

Supplemental disclosures of cash flow information:
Interest paid	$739	$868	$690

Noncash investing and financing activities:
Cashless exercise of stock options	$—	$687	$—

Cashless exercise of warrants	$—	$745	$206

Sale of interest in subsidiary in exchange for intellectual property	$1,713	$—	$—

Conversion of line of credit to common stock	$20,000	$—	$—

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

7.     Collaborative Agreements

Aurora

      In July 2001, the Company entered into a two-year collaboration and license agreement with Aurora Biosciences Corporation, under which Aurora will screen over 200 secreted proteins from the Company’s proprietary collection, using Aurora’s proprietary CellSensor™ Panel, and also granted the Company a non-exclusive license to certain fluorescent protein technologies. Aurora will use its technology on behalf of the Company to identify proteins of interest as potential therapeutics and will receive upfront payments, licensing

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees and technology access fees. Aurora may receive performance milestones, as well as development milestones and royalties on the Company’s products that result from the collaboration. In addition, as part of the agreement, the Company will provide Aurora access to selected novel targets from the Company’s database of proprietary full-length cDNAs. The Company will receive a database access fee and licensing fees and may receive development milestones and royalties on Aurora’s small molecule products that result from the collaboration. The Company paid Aurora $0.75 million in nonrefundable upfront technology access and license fees and $0.20 million for screening services in July and December 2001, respectively, which was recognized as research and development expense in these periods. In addition, in July 2001, Aurora paid the Company $0.25 million in nonrefundable database access fees, and a $0.25 million nonrefundable license fee, which the Company recognized as a reduction in research and development expense in that period. The agreement terminates upon the later of the last to expire of the patents covered under the agreement or the last royalty obligation due under the agreement is paid. Either party has the right to terminate sooner in the event of an uncured material breach by the other party or in connection with the bankruptcy, insolvency, dissolution or winding up of the other party.

     Deltagen

      In October 2001, the Company entered into a collaboration with Deltagen, Inc. to undertake research and development activities on approximately 200 novel secreted proteins. The Company will provide gene sequences encoding for the secreted proteins, and Deltagen will utilize its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Deltagen and the Company will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. Deltagen and the Company will share the collaboration’s costs; Hyseq will provide Deltagen with approximately $10.0 million in research and development payments over two years, beginning in April 2002. As of December 31, 2001, the Company had made no cash payments to Deltagen. The agreement terminates upon the later of the expiration of the last valid claim relating to a gene or secreted protein candidate covered under the agreement or October 9, 2006. Either party has the right to terminate sooner in the event of an uncured material breach by the other party, and Deltagen has the right to terminate sooner in the event the Company fails to pay Deltagen amounts owed to Deltagen under the agreement within 90 days’ written notice of such failure to pay by Deltagen.

     Kirin

      In August 2001, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which Kirin will fund three years of collaborative research work at Hyseq and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. Discoveries during the collaboration will be jointly owned by Kirin and Hyseq, and will be jointly developed and marketed with costs, efforts, and revenues shared by both companies. The Company will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia, New Zealand, and Australia. Marketing rights will be shared by both companies in the rest of the world. Beginning April 2002, for the first year of the agreement, at the end of each quarter, Kirin will reimburse the Company at the rate of $0.25 million per full-time equivalent employee (FTE) performing research under the agreement, up to four FTEs. Thereafter, each quarter the Company and Kirin will compare the number of FTEs performing research at their respective companies, and the company performing more research will be reimbursed by the other at the above-mentioned FTE rate. Payments received will be recognized as a reduction in research and development expense in the period received, and payments made will be recognized as a research and development expense in the period paid. As of December 31, 2001, no cash payments had been made under the agreement. The agreement provides that either party has the right to terminate prior to the end of its three year term in the event of an uncured material breach by the other party, upon a change of control of the other party, or in connection with the bankruptcy, insolvency, dissolution or winding up of the other party.

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     BASF

      In December 1999, the Company entered into a collaboration with American Cyanamid Company in which the Company uses its signature-by-hybridization technology to target agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH (or BASF). The collaboration provides for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement for up to four additional one-year terms. Subject to compliance with the terms of the contract, the Company expects to recognize revenue from this collaboration over the term of the agreement as services are performed. Total revenue recognized in 2001 and 2000 under the agreement was $22.4 million and $11.7 million respectively. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. The Company will receive royalties on any such products. Unless otherwise terminated, the agreement shall continue through June 30, 2003 and thereafter until expiration of the last patent covering the composition, use or manufacture of a product developed under the agreement. The agreement provides that either party has the right to terminate sooner in the event of an uncured material breach by the other party or in connection with the bankruptcy, insolvency, dissolution or winding up of the other party. In addition, BASF may terminate the agreement if Hyseq sells all or substantially all of its assets, is acquired by a third party or there is a change of control, is no longer generally engaged in gene discovery and sequencing as a primary business activity or is generally unable to perform the types of obligations set forth in the agreement, or if Hyseq fails to meet or comply with certain milestones set forth in the agreement.

      In 2001, the Company received $20.0 million from BASF, with a $5.0 million payment in each of the four quarters of the year, which was recorded as deferred revenue. Deferred revenue is recognized monthly based on the actual levels of gene screening services performed.

     Chiron

      In May 1997, the Company entered into a collaboration with Chiron Corporation. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years and has been extended by Chiron for an additional two-year period. Chiron may extend the collaboration for one more two-year period. Chiron has the exclusive right to commercialize solid tumor therapeutics, diagnostic molecules and vaccines resulting from the collaboration. The Company will receive royalties on any such products. Concurrent with execution of the collaboration agreement in 1997, Chiron made an equity investment of $5.0 million in return for shares of the Company’s preferred stock, which subsequently converted into common stock upon the Company’s initial public offering in 1997. Chiron also purchased shares of common stock directly from the Company in a private placement concurrent with the Company’s initial public offering in 1997 for an aggregate purchase price of $2.5 million. Total revenue recognized in 2001, 2000, and 1999 under the agreement with Chiron was $1.2 million, $3.3 million, and $4.9 million, respectively, which the Company received as research funding payments and recognized as revenue as earned. The Company has no future performance obligations related to the revenue recognized in 2001, 2000, and 1999 and no portions of such revenues are refundable. The agreement

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides that either party may terminate in the event of an uncured material breach by the other party or in connection with the bankruptcy, insolvency, dissolution or winding up of the other party.

      The Company receives $1.0 million per year for any additional two-year periods Chiron decides to extend the agreement, plus approximately $0.1 million for gene storage, with the 2001 payment received in June 2001. Each payment is recognized ratably as revenue over the related twelve-month extension period. The current extension ends May 31, 2002, at which time Chiron has an option to extend the agreement for two more years at $1.0 million per year.

     UCSF

      In February 1998, the Company entered into a collaborative agreement with the University of California at San Francisco (or UCSF) to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the terms of the five-year agreement, the Company makes quarterly payments of approximately $0.1 million to UCSF in connection with the agreement to reimburse UCSF for direct and indirect expenses incurred in clinical sample collection and for research conducted. The agreement may be extended past the five-year term by mutual agreement of the Company and UCSF. The agreement may be terminated by either party upon 30 days written notice if the research program is no longer technically or commercially feasible or by the Company if milestones or deliverables are not met. In addition, the agreement may be terminated by either party upon an uncured material breach by the other party.

     Applied Biosystems

      In May 1997, the Company entered into an agreement with the Applied Biosystems Stock Group of Applera Corporation to combine certain of the Company’s chip technology and Applied Biosystems’ life science system capabilities to commercialize the HyChip system. Pursuant to the terms of the agreement, the Company committed $5.0 million to further development of the Company’s “chip” component of the HyChip system. The Company spent approximately $2.0 million for the development of the chip component of the HyChip system from June 1997 through December 1997. Of this amount, $0.5 million was reimbursed to the Company under its NIST grant. As of December 31, 1998, the Company had satisfied the $5.0 million obligation under its agreement with Applied Biosystems. In October 2001, Applied Biosystems and the Company amended the collaboration to facilitate the settlement with Affymetrix. Significant components of this amendment include the conversion of the prior exclusive marketing arrangement with Applied Biosystems into a non-exclusive arrangement and the conclusion of all further collaboration obligations. In June 1997 Applied Biosystems made an equity investment of $5.0 million in return for shares of the Company’s preferred stock, which subsequently converted into common stock upon the Company’s initial public offering in 1997. Applied Biosystems also purchased shares of common stock directly from the Company in a private placement concurrent with the initial public offering in 1997 for an aggregate purchase price of $5.0 million. The Company recognized approximately $0.3 million in revenue in each of 2001, 2000, and 1999 from Applied Biosystems from research funding reimbursement under the collaboration and from an expansion of the existing relationship as services were performed. The agreement has a term of five years and shall remain in effect until the last-to-expire of the valid claims within the patents and patent applications licensed by either party under the agreement. The agreement provides that either party may terminate in the event of an uncured material breach by the other party or in connection with the bankruptcy, insolvency, dissolution or winding up of the other party. In addition, the agreement is terminable by either party upon a change of control.

     Affymetrix

      In October 2001, the Company and Affymetrix Inc. resolved all outstanding litigation and entered into a collaboration to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix is through a newly created venture, N-Mer, Inc., that is a wholly

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned subsidiary of Callida, which in turn is a newly formed majority-owned subsidiary of the Company. N-Mer will have access to both SBH technology from the Company, through Callida, and to Affymetrix’ GeneChip technology, a platform for array-based experiments. Affymetrix will be the exclusive array and system supplier and is initially authorized to be the exclusive agent for the distribution of any potential N-Mer products. The collaboration terminates upon dissolution of N-Mer, subject to the right of either party to terminate sooner in the event of an uncured material breach by the other party.

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

      Affymetrix gave a total of $8.0 million in cash to Hyseq at the close of the settlement. The $8.0 million payment is comprised of two pieces. First, Affymetrix made a license payment of $4.0 million in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal array field. Universal arrays are DNA arrays designed without reference to specific gene sequences that can be used to sequence any gene. This license payment will be recognized as revenue as Callida utilizes its cash in conducting R&D efforts. During 2001, revenue of $0.8 million was recognized by the Company, leaving $3.2 million in deferred revenue to be recognized in future periods.

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

      Callida capitalized the intellectual property contributed by Affymetrix at its fair value of $1.7 million, given the alternative future use of the intellectual property in multiple micro-array products currently being developed for use in the fields of diagnostics and DNA sequencing. The fair value of the intellectual property licensed was determined using discounted cash flow techniques based upon a previously established contractual royalty arrangement over an 8 year period, at a discount rate of 25%, which reflects the high level of risk associated with these types of research projects. The intellectual property will be amortized on a straight-line basis over its estimated useful life of four years.

      The N-mer collaboration is still in the early stages and currently has access to $4 million in funding from Callida. The companies have begun the process of testing universal arrays produced by Affymetrix for DNA sequencing capabilities. Both Hyseq and Affymetrix committed to invest additional amounts in N-Mer, contingent on the N-Mer project achieving certain milestones. If these milestones are met at the end of 2002 or start of 2003, funding of the project will continue and a product could be launched in 2003 or 2004. Affymetrix received an option to purchase from Callida a majority interest of the outstanding common stock of N-Mer, exercisable at any time over the next five years. The exercise price varies, based on the amount by which the indebtedness of N-Mer at the time of exercise exceeds $1 million, and, if the option is exercised after October 24, 2004, the amount of cumulative operating expenses incurred and recognized by N-Mer prior to the date of exercise. The exercise price is subject to a maximum of $32 million if the option is exercised during the first 3 years, and a maximum of $48 million if exercised thereafter. Upon exercise, Affymetrix must

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relinquish all Callida securities then held by it that were purchased pursuant to its obligation to fund Callida and, if any such securities have been transferred, Affymetrix must remit to Callida the proceeds from such transfer.

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

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2001, the Company granted 12,000 stock options under the Scientific Advisory Board/Consultants Stock Option Plan all of which became exercisable in April 2002. In connection with these grants, the Company recorded deferred compensation of $79,265 representing the fair value of the options granted in accordance with SFAS 123. This deferred compensation is periodically re-measured until the underlying options vest in accordance with EITF 96-18. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1 year for the expected life of the option, 5.07% risk-free interest rate, and .8518 volatility rate. During 2001, the Company recorded $26,422 in amortization of deferred compensation related to grants to non-employees.

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

HYSEQ PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Set forth below is information regarding each of our directors and executive officers as of May 1, 2002.

Directors

			Director
Name of Nominee or Director	Age	Position	Since

George B. Rathmann, Ph.D.(1)	74	Chairman of the Board	2000
Thomas N. McCarter, III(2)	72	Director	1996
Ted W. Love, M.D.	43	President and Chief Executive Officer, Director	2001
Robert D. Weist(1)(2)(3)	62	Vice Chairman of the Board	1993
Raymond F. Baddour, Sc.D.(2)(3)	77	Director	1993
Ernst Schweizer, Ph.D.	67	Director	1999

(1)	member of nominating committee

(2)	member of audit committee

(3)	member of compensation committee

Directors nominated to hold office until the Annual Meeting of Stockholders in 2005

      George B. Rathmann, Ph.D. has served as Chairman and a director since February 2000. Dr. Rathmann served as our Chief Executive Officer from May 2000 to March 2001, and also served as our President from May 2000 to January 2001. Prior to joining us, Dr. Rathmann was a founder of ICOS Corporation, a publicly held biopharmaceutical company, in 1990 and served as its Chairman until January 2000. While at ICOS, he also served as Chief Executive Officer and President from September 1991 until June 1999. In 1980, he co-founded Amgen, Inc., a publicly-held biotechnology company. He was a director of Amgen until 1993 and at various times also served as its Chairman of the Board, President and Chief Executive Officer. Dr. Rathmann was also associated with Abbott Laboratories, Inc., a healthcare products manufacturer, where from 1975 to 1977 he was Director of Research and Development and from 1977 to 1980 he was Divisional Vice President. Dr. Rathmann received his Ph.D. in physical chemistry from Princeton University.

      Thomas N. McCarter, III has served as a director since October 1996. Mr. McCarter currently serves as Chairman of the Ramapo Land Company, a real estate company, and is a general partner of Miles Timber Properties, a land company, positions he has held for more than five years. Mr. McCarter was a former Chairman of Stillrock Management, Inc., an investment company, was a director of Parock Group, a diversified investment company, and is currently a director of other closely held companies. Mr. McCarter attended Princeton University from 1948 to 1951 and has been a certified investment counselor since 1972.

Directors continuing in office until the Annual Meeting of Stockholders in 2003.

      Ted W. Love, M.D. has served as our President since January 2001, our Chief Executive Officer since March 2001, and as a director since February 2001. Dr. Love served as our President and Chief Operating Officer from January 2001 until March 2001. Prior to joining us, Dr. Love served as Senior Vice President of Development at Advanced Medicine, Inc. Dr. Love served as a Research Physician and Vice President of

Product Development at Genentech from 1992 to 1998. Dr. Love holds a B.A. in Molecular Biology from Haverford College and a M.D. from Yale Medical School.

      Robert D. Weist has served as a director since May 1993 and as Vice Chairman since February 2000. Mr. Weist served as Chairman from March 1994 until February 2000 and as President from May 1993 until March 1994. Mr. Weist has been President of Weist Associates, a management consulting firm, since April 1992. Prior to joining us, from January 1986 to April 1992, Mr. Weist was a consultant to Amgen, Inc., a publicly-held biotechnology company, and served as Senior Vice President, Administration, General Counsel and Secretary, and from May 1982 to January 1986, he served as Amgen’s Vice President, General Counsel and Secretary. Mr. Weist also serves as a director of BioSource International Inc., a biological products supplier. Mr. Weist holds a B.S. in chemical engineering from Purdue University, a J.D. from New York University and an M.B.A. from the University of Chicago.

Directors continuing in office until the Annual Meeting of Stockholders in 2004.

      Raymond F. Baddour, Sc.D. has served as a director since December 1993. Since July 1989, Dr. Baddour has served as the Lammot du Pont Professor of Chemical Engineering, Emeritus, at the Massachusetts Institute of Technology where he formerly served as the Lammot du Pont Professor of Chemical Engineering from 1973 to 1989. Dr. Baddour also serves as a director of ActivBiotics, Inc., a pharmaceutical company, Scully Signal Co., an equipment manufacturing company, and MatTek Corporation, a bio-materials company. He was a director of Amgen from 1980 to 1997. Dr. Baddour holds a B.S. in chemical engineering from Notre Dame University and an M.S. and Sc.D. from the Massachusetts Institute of Technology.

      Ernst Schweizer, Ph.D. has served as a director since March 1999. Since January 2002, Dr. Schweizer has been Head of Business Development and a director of Genmab A/S, a company also focused on the development of antibodies. In addition, he is a director of Speedel Holding and of the Biopharma Fund. In January 1999, Dr. Schweizer joined Medarex, Inc., a biopharmaceutical company focused on the development of antibodies, as President of Medarex Europe and Managing Director of Medarex, Inc., positions he held until the end of 2001. Formerly, Dr. Schweizer served as the Deputy Head of Business Development and Licensing at Novartis, a pharmaceutical company, and was the Chief Scientific and Technical Officer in Business Development and Licensing at CIBA-Geigy, before its consolidation into Novartis in 1997, during a 37 year tenure with these companies. Dr. Schweizer received his Ph.D. from the University of Stuttgart and holds numerous patents.

Executive Officers

Name	Age	Position

George B. Rathmann	74	Chairman of the Board of Directors
Ted W. Love	43	President, Chief Executive Officer and Director
William F. Bennett	53	Senior Vice President of Research and Development
Linda A. Fitzpatrick	45	Senior Vice President of Human Resources
Peter S. Garcia	41	Senior Vice President and Chief Financial Officer
Li-Hsien Rin-Laures	35	Senior Vice President, General Counsel and Secretary
Walter Funk	42	Vice President of Research
David M. Rosen	46	Vice President of Operations

      William F. Bennett, Ph.D. joined us in July 2001 as our Senior Vice President of Research and Development. Dr. Bennett has twenty years experience in drug development, having served as Senior Vice President, Research and Manufacturing at Sensus Drug Development Corporation from 1996 to 2000, Senior Vice President, Product Development at BigBearBio, Inc. from 2000 to 2001, and Vice President, Research at COR Therapeutics from 1995 to 1996. Before holding those positions, Dr. Bennett worked at Genentech, Inc. for thirteen years where he held various positions in Research and Development, including research and development project team leader of the TNKase project. Dr. Bennett received his Ph.D. from University of

Texas Southwestern Medical School, is the author of fifty scientific publications, and holds nineteen issued U.S. patents.

      Linda A. Fitzpatrick joined us in April 2001 as our Senior Vice President of Human Resources. Prior to joining us, Ms. Fitzpatrick served as Senior Advisor at Advanced Medicine, Inc from April 1999 to January 2001 and Vice President, Human Resources, Corporate Communications and Operations at Gilead Sciences, Inc. from 1992 to 1998. Prior to her tenure at Gilead Sciences, Ms. Fitzpatrick served eight years at Genentech, Inc. where her positions included Director, Investor Relations and Director, Compensation, Benefits and Systems. Ms. Fitzpatrick graduated with honors with a Bachelor of Science degree in Sociology and Psychology from San Francisco State University.

      Peter S. Garcia joined us in May 2001 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Garcia served as Chief Financial Officer at Novacept, Inc., from May 2000 to April 2001, Chief Financial Officer and Consultant at IntraBiotics Pharmaceuticals, Inc. from January 1999 to April 2000 and Chief Financial Officer at Dendreon Corporation from July 1996 to December 1998. Prior to this experience, Mr. Garcia worked at Amgen Inc. from 1990 to 1996 in a variety of financial executive positions, including Assistant Corporate Controller. Mr. Garcia graduated with honors with a Bachelor of Arts degree in Economics and Sociology from Stanford University, and earned his Master of Business Administration from the University of California at Los Angeles.

      Li-Hsien Rin-Laures joined us in August 2001 as our Senior Vice President and General Counsel. Prior to joining us, Dr. Rin-Laures was a partner from 1999 to 2001 in the law firm of Marshall, Gerstein and Borun, which she joined in 1993 after completing a judicial clerkship at the Court of Appeals for the Federal Circuit. Dr. Rin-Laures graduated with honors from Johns Hopkins University with a Bachelors of Arts in Chemistry, received an M.D. from Northwestern University Medical School and received her J.D., cum laude, from Harvard Law School.

      Walter Funk, Ph.D. joined us in August 2000 and currently holds the position of Vice President of Research. Prior to joining us, Dr. Funk was a founding scientist at Geron Corp. from 1993 to 2000 where he was project leader on molecular biology projects focused on telomerase biology, cell immortalization and senescence. He later led the company’s genomics efforts in human stem cell biology. Dr. Funk did post-doctoral work at the University of Texas Southwestern Medical Center at Dallas in the labs of Woodring Wright and Jerry Shay and received his Ph.D. and B.Sc. (Hon) degrees in Biochemistry from the University of British Columbia. He has published over thirty journal papers and is an assignee on 7 U.S. patents.

      David M. Rosen, Ph.D. joined us in March 1999 as Vice President of Operations. Prior to joining us, Dr. Rosen was Vice President, and then Senior Vice President of Research and Development, responsible for product development and manufacturing operations at Celtrix Pharmaceuticals from May 1995 to October 1998. During his seven years at Celtrix, and an additional nine years at Celtrix’s parent company, Collagen Corporation, Dr. Rosen held several other managerial positions in research and development, including Director of Research and Project Leader for a variety of biopharmaceutical projects involving the evaluation of protein therapeutics in the areas of osteoporosis and orthopedics. Dr. Rosen holds a Ph.D. and B.S. in biochemistry from the University of California, Riverside.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and officers and persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities of ours. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

      Based solely on review of the copies of such reports furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

Item 11.     Executive Compensation

      The following table sets forth the compensation paid or accrued by us for the three fiscal years ended December 31, 2001, to or on behalf of our Chief Executive Officer and the four other most highly compensated executive officers (collectively referred to as our “named executive officers”).

Summary Compensation Table

					Long Term
		Annual Compensation($)			Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options/SAR(#)(2)	Compensation($)

George B. Rathmann(3)	2001	—	—	—	1,036,000	—
Chairman of the Board and	2000	—	—	—	1,033,000	—
Chief Executive Officer
Ted W. Love(4)	2001	491,221	—	—	575,000	—
President and Chief Executive Officer
David M. Rosen	2001	189,792	—	—	13,000	—
Vice President of Operations	2000	170,961	—	—	4,200	—
	1999	120,398	—	—	58,630	—
Peter S. Garcia(5)	2001	159,167	34,000	—	225,000	—
Senior Vice President and Chief Financial Officer
Linda A. Fitzpatrick (6)	2001	130,449	26,250	—	175,000	—
Senior Vice President of Human Resources
William F. Bennett(7)	2001	126,042	41,250	—	250,000	—
Senior Vice President of Research and Development
Radoje T. Drmanac(8)	2001	265,000	—	—	—	—
Chief Scientific Officer	2000	253,750	65,000	—	6,020	—
	1999	215,000	53,250	—	30,290	—
Snezana Drmanac(9)	2001	189,167	—	—	—	—
Vice President of SBH	2000	173,000	—	—	4,200	—
Biochemistry	1999	154,125	—	—	19,990	—

(1)	Excludes perquisites and other personal benefits, securities or property aggregating less than $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.

(2)	The securities underlying the options are shares of our common stock.

(3)	Dr. Rathmann served as our Chief Executive Officer from May 2000 to March 2001. Salary and bonus information for the year 2001 represents compensation paid to Dr. Rathmann through March 2001. Dr. Rathmann received a grant of options to purchase 3,000 shares of our common stock each month, with an exercise price per share equal to the fair market value of our common stock on date of each grant, in lieu of cash compensation for his services as our employee. Salary and bonus information for the year 2000 represents compensation paid to Dr. Rathmann since February 2000, when he joined our company.

(4)	Dr. Love has served as our President since January 2001 and as Chief Executive Officer and a director since March 2001. Salary and bonus information for the year 2001 represents compensation paid since January 2001.

(5)	Mr. Garcia joined us in May 2001 as our Senior Vice President and Chief Financial Officer. Salary and bonus information for the year 2001 represents compensation paid since May 2001.

(6)	Ms. Fitzpatrick joined us in April 2001 as our Senior Vice President of Human Resources. Salary and bonus information for the year 2001 represents compensation paid since April 2001.

(7)	Dr. Bennett joined us in July 2001 as our Senior Vice President of Research and Development. Salary and bonus information for the year 2001 represents compensation paid since July 2001.

(8)	Dr. R. Drmanac resigned as our Chief Scientific Officer to become Chief Scientific Officer of our subsidiary Callida in October 2001 and remained employed with us through December 2001. Salary and bonus information for the year 2001 represents compensation paid through December 2001.

(9)	Dr. S. Drmanac resigned as our Vice President of SBH Biochemistry to become Vice President of SBH and Research and Development of our subsidiary Callida in October 2001 and remained employed with us through December 2001. Salary and bonus information for the year 2001 represents compensation paid through December 2001.

      During the periods indicated above, none of the named executive officer received any awards under any long-term incentive plan, and we do not have a pension plan.

Employment Agreements

      In February 2000, we entered into our standard form of Employment and Confidential Information Agreement with Dr. Rathmann, providing for his services in capacities to be determined. Dr. Rathmann served as our President from May 2000 to January 2001, as our Chief Executive Officer from May 2000 to March 2001, and as our Chairman and a director since February 2000. Pursuant to that agreement, and as determined by our Board, Dr. Rathmann receives a monthly stock option grant to purchase 3,000 shares of our common stock with an exercise price per share equal to the fair market value of our common stock on the date of each grant in lieu of cash compensation for his services.

      In January 2001, we entered into an employment agreement with Dr. Love. Pursuant to the agreement, we are obligated to pay Dr. Love an initial annual salary of $485,000. In addition, Dr. Love is entitled to participate in our management bonus pool, employee benefit plans maintained by us and in other benefits provided to our senior executives, including retirement and 401(k) plans, deferred compensation, medical and dental, annual vacation, paid holidays, sick leave and similar benefits. In connection with Dr. Love’s employment agreement, we also granted him options to purchase an aggregate of 500,000 shares of our common stock. In the event Dr. Love’s employment with us terminates other than for cause or there exists good reason for Dr. Love to terminate his employment with us:

•	any options granted to Dr. Love in connection with this agreement or otherwise over the first four years of his employment, beginning January 11, 2001, will immediately become vested and exercisable;

•	Dr. Love’s right to exercise his options will be extended by eighteen months;

•	Dr. Love will immediately receive a lump sum payment equal to twelve months of his then-current base salary; and

•	Dr. Love’s health, disability and life insurance benefits and those for his family will continue for an additional twelve months.

      In the event of Dr. Love’s death, the benefits described above shall be paid to his heirs. In the event Dr. Love is disabled for at least six consecutive months while employed by us we may terminate Dr. Love, but must pay him the benefits described above. In the event of a change of control, if Dr. Love is not employed as the surviving entity’s Chief Executive Officer and President for at least one year, beginning the with the effective date of the change of control and ending on the one-year anniversary thereof, unless Dr. Love is terminated for cause, he shall receive the benefits described above.

      As provided by the terms of Dr. Love’s employment agreement, we have entered into a loan agreement with Dr. Love, pursuant to which he may borrow up to $2.0 million from us. The loan agreement with Dr. Love provides for interest on outstanding balances to accrue at the lowest applicable federal interest rate or such other higher rate of interest, if required, to constitute a market rate of interest as contemplated by the Rules and Regulations of the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission. Interest accrues but is deferred and all interest and principal is due in January 2006.

Management Stock Option Agreements

      In connection with Dr. Love’s employment agreement, we granted him options to purchase an aggregate of 500,000 shares of our common stock. Specifically, we have granted Dr. Love (i) an option under our 1995 Plan to purchase 31,840 shares at an exercise price of $12.56 per share, the fair market value of our common stock on the date of grant as determined under that plan, which shares become exercisable in four equal annual installments commencing one year after the date of grant, and (ii) an option to purchase 468,160 shares at an exercise price of $12.50 per share, the closing price on the date of grant, of which 150,000 shares became exercisable immediately and the remainder become exercisable in four equal annual installments commencing one year after the date of grant. Our employment agreement with Dr. Love also provides that, at any time following his first year of employment but before the third anniversary of beginning his employment, so long as Dr. Love has not exercised his option to purchase 150,000 of the 500,000 shares, he may forfeit that option, in exchange for $2.0 million plus the accrued interest under the loan agreement and the loan then becomes immediately due and payable. The guaranteed value of the 150,000 options at $2.0 million will be recognized ratably as compensation expense over the service period of one year. As of May 2, 2002, no amounts were outstanding under the loan agreement.

Option Grants in 2001

      We granted options to our executive officers under our 1995 Stock Option Plan, with the exception of the following option grants, which were granted pursuant to separate option agreements:

•	grant on February 1, 2000 to Dr. Rathmann of an option to purchase 1,000,000 shares of our common stock at an exercise price equal to the then-current market price on the day before the date of grant of $31.688 per share;

•	grant on August 21, 2001 to Dr. Rathmann of an option to purchase 1,000,000 shares of our common stock with an exercise price equal to the then-current market price of $8.635 per share;

•	grant on January 11, 2001 to Dr. Love of an option to purchase 468,160 shares of our common stock with an exercise price equal to the then-current market price of $12.500 per share

•	grant on July 16, 2001 to Dr. Bennett of an option to purchase 250,000 shares of our common stock with an exercise price equal to the then-current market price of $10.400 per share

•	grant on May 1, 2001 to Mr. Garcia of an option to purchase 200,000 shares of our common stock with an exercise price equal to the then-current market price of $11.665 per share

•	grant on August 1, 2001 to Dr. Rin-Laures of an option to purchase 200,000 shares of our common stock with an exercise price equal to the then-current market price of $10.440 per share

•	grant on April 24, 2001 to Ms. Fitzpatrick of an option to purchase 150,000 shares of our common stock with an exercise price equal to the then-current market price of $9.955 per share

      The following tables show for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year end by our named executive officers:

	Individual Grants
							Potential Realizable Value
	Number of	% of Total					at Assumed Annual Rates of
	Securities	Options					Stock Price Appreciation for
	Underlying	Granted to	Exercise of				Option Term(2)
	Options	Employees	Base Price		Expiration
Name	Granted(#)	in 2001	($/Sh)(1)		Date		5%($)	10%($)

George B. Rathmann	1,036,000	45.3		(3)		(4)	5,655,628	14,331,344
Ted W. Love	575,000	25.1		(5)		(6)	4,470,391	11,283,071
William F. Bennett	250,000	10.9	10.40		7/15/11		1,634,560	4,141,970
Linda A. Fitzpatrick	175,000	7.6		(9)		(10)	1,102,857	2,794,635
Peter S. Garcia	225,000	9.8		(7)		(8)	1,630,788	4,132,411
David M. Rosen	13,000	0.6	10.44		7/31/11		85,324	216,211
Radoje T. Drmanac	—	—	—		—		—	—
Snezana Drmanac	—	—	—		—		—	—

(1)	All options have a per share exercise price equal to the fair market value of our common stock on the date of grant, with the exception of the initial option granted to Dr. Rathmann to purchase 1,000,000 shares of our common stock, which has a per share exercise price equal to the closing price of a share of our common stock on the day prior to the date of the grant.

(2)	Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in our common stock over the ten-year term of the option, and (ii) for the 10% column, a ten-percent annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. The amounts in this table may not be achieved.

(3)	On August 21, 2001, we granted an option to purchase 1,000,000 shares of our common stock to Dr. Rathmann with an exercise price of $8.635 per share. He received a monthly option grant of 3,000 shares at exercise prices ranging from $6.0825 to $15.125 per share.

(4)	The option granted on August 21, 2001 will expire August 20, 2011. The monthly options granted will expire on January 30, 2011, February 27, 2011, March 29, 2011, April 29, 2011, May 30, 2011, June 28, 2011, July 30, 2011, August 30, 2011, September 27, 2011, October 30, 2011, November 29, 2011 and December 30, 2011, respectively.

(5)	On January 11, 2001, we granted an option to purchase 468,160 shares of our common stock to Dr. Love with an exercise price of $12.50 per share; an option to purchase 31,480 shares with an exercise price of $12.5625 per share. On August 1, 2001, Dr. Love received an option grant to purchase 75,000 shares of our common stock at exercise price of $10.44 per share.

(6)	The options granted will expire on January 10, 2011 and July 31, 2011, respectively.

(7)	On May 1, 2001, we granted an option to purchase 200,000 shares of our common stock to Mr. Garcia with an exercise price of $11.665 per share. On August 1, 2001, Mr. Garcia received an option grant to purchase 25,000 shares of our common stock at exercise price of $10.44 per share.

(8)	The options granted will expire on April 30, 2011 and July 31, 2011, respectively.

(9)	On April 24, 2001, we granted an option to purchase 150,000 shares of our common stock to Ms. Fitzpatrick with an exercise price of $9.955 per share. On August 1, 2001, Ms. Fitzpatrick received an option grant to purchase 25,000 shares of our common stock at exercise price of $10.44 per share.

(10)	The options granted will expire on April 23, 2011 and July 31, 2011, respectively.

Aggregate Option Exercises in 2001; 2001 Year-End Option Values

			Option Values at December 31, 2001

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options		In-The-Money Options
			at Fiscal Year End(#)(1)		at Fiscal Year End($)

	Acquired at	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

George B. Rathmann	—	—	735,666	1,333,334	5,903	—
Ted W. Love	—	—	150,000	425,000	—	—
William F. Bennett	—	—	—	250,000	—	—
Linda A. Fitzpatrick	—	—	—	175,000	—	—
Peter S. Garcia	—	—	—	225,000	—	—
David M. Rosen	—	—	15,708	45,464	66,163	132,318
Radoje T. Drmanac	—	—	167,199	25,659	822,146	84,757
Snezana Drmanac	—	—	92,034	16,144	395,145	53,084

(1)	The securities underlying the options are shares of our common stock.

Compensation Committee Interlocks and Insider Participation

      During fiscal 2001, the compensation committee consisted of Dr. Baddour and Mr. Weist, neither of whom is (i) a present or former officer or employee of our company, or (ii) is engaged in any transactions described under the heading “Certain Transactions,” with the exception of Mr. Weist, who is our Vice Chairman, who was our Chairman from March 1994 to February 1, 2000 and our President from May 1993 until March 1994, and who participated in our private placement for which we are requesting ratification at the 2002 Annual Meeting of Stockholders. Mr. Weist, Trustee of the Weist Family Trust, purchased 30,000 shares of our common stock and was issued a warrant for the purchase of 15,000 shares of our common stock. Of the $21,285,131 we received in gross proceeds from the private placement, we received approximately $210,000 from Mr. Weist.

COMPENSATION COMMITTEE REPORT

      The compensation committee of our Board of Directors comprises Dr. Baddour, as Chairperson, and Mr. Weist. The compensation committee’s responsibilities include recommending to the Board the compensation for our executive officers, grants of stock options to our employees, and administering our stock option and employee stock purchase plans. The compensation committee bases its decisions on our executive compensation philosophy, which seeks to relate salaries, bonuses and stock option awards to our success in meeting annual and long-term performance goals, to reward individual achievement and to attract and retain qualified executives.

      We previously set our executive officers’ salaries in the low to mid-range compared to those with similar management positions in peer companies consisting primarily of other genomics and biotechnology companies. In an effort to attract additional executive officers with specific experience that we believe is necessary for our development as a biopharmaceutical company, we are setting new executive officer salaries in the mid to high salary range, as compared to similarly situated companies. The level of salaries paid to our executive officers also takes into account our technological achievements during the year, our success in entering into significant technology agreements with collaborators, as well as an evaluation of the individual performance and contribution of each executive to our performance for the year. Particular emphasis is placed on the individual officer’s level of responsibility for and role in meeting our strategic, technological and financial objectives. Because of our stage of development, the compensation committee has not used either the profitability or the market value of our stock as a significant factor in consideration for setting executive officer salaries.

Bonuses

      We award bonuses for accomplishments achieved during the past year. The compensation committee recommends to the Board the amount of the bonus, with advice from our management. The compensation committee makes its recommendations based upon an assessment of the individual’s contributions during the year, compared to (but not restricted to) a list of goals previously approved by management and the compensation committee. The compensation committee also considers general business and economic factors relating to us in recommending the size of the bonus pool and adjusts bonuses based on those factors as well. We did not pay any bonuses for the fiscal year ended December 31, 2001.

Stock Options

      Stock options awards are intended to align the interests of executives with the interests of the stockholders in our long-term performance. The compensation committee developed guidelines for executive stock option awards, in consultation with our management. The guidelines are based upon:

•	analysis of long-term incentive awards based on each individual executive’s position;

•	responsibilities, performance and contribution to the achievement of our long-term goals; and

•	competitive stock option data from other genomics and biotechnology companies.

      In addition, the compensation committee reviews the equity position of all executive officers on an annual basis and awards stock options to executive officers periodically.

Chief Executive Officer’s Compensation

      Dr. Rathmann was our Chief Executive Officer from May 2000 to March 2001. In lieu of cash compensation for his services as our employee, Dr. Rathmann receives a monthly grant of options to purchase 3,000 shares of our common stock, with a per share exercise price equal to the fair market value of a share of our common stock on the date of each grant.

      Dr. Love has been our Chief Executive Officer since March 2001. Dr. Love’s annual salary is $485,000. Dr. Love’s salary is not directly tied to our performance. However, his compensation, including stock options, takes into account our success in meeting our strategic, technological and financial objectives. Because of our stage of development, we have not used either the profitability or the market value of our stock as significant factors to be considered in setting Chief Executive Officer compensation.

Internal Revenue Code Section 162(m)

      Under Section 162(m) of the Internal Revenue Code, the amount of compensation paid to certain executives that is deductible with respect to our corporate taxes is limited to $1,000,000 annually. It is the current policy of the compensation committee to maximize, to the extent reasonably possible, our ability to obtain a corporate tax deduction for compensation paid to our executive officers to the extent consistent with the best interests of our company and our stockholders.

COMPENSATION COMMITTEE

Raymond F. Baddour, Sc.D., Chairperson
Robert D. Weist

STOCK PERFORMANCE GRAPH

      The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock, for the period from August 7, 1997 (the date of our initial public offering) through December 31, 2001, with the comparable return of three indexes: the Hambrecht & Quist Biotechnology Index, The Nasdaq Market Index and the Nasdaq Pharmaceuticals Index. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The graph assumes you invested $100 in our common stock and in each of the indices on August 8, 1997 (the date our stock was first publicly traded). The stock price performance on the graph below is not necessarily indicative of future price performance.

(PERFORMANCE GRAPH)

Assumes $100 invested on Aug. 8, 1997. Assumes dividend reinvested fiscal year ending Dec. 31, 2001.

	8/08/97	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01

Hyseq Inc.	100.00	64.71	35.29	114.29	96.64	51.90
Hambrecht & Quist Biotechnology Index	100.00	98.21	149.55	319.68	343.68	285.84
Nasdaq Market Index	100.00	98.95	139.56	246.14	154.71	123.32
Nasdaq Pharmaceuticals Index	100.00	96.87	123.23	230.23	288.06	244.71

      At December 31, 2001, the closing price of our common stock was $7.72 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 2, 2002 by: (1) each of our directors; (2) each of our named executive officers (as listed on page 23); (3) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (4) all of our directors and executive officers as a group. As of May 2, 2002, we had 22,949,987 shares of our common stock outstanding.

	Shares Beneficially
	Owned(1)

	Number of
Name and Address of Beneficial Owner(1)	Shares	Percentage

George B. Rathmann(2)	3,836,935	16.0
Robert D. Weist(3)	250,314	1.1
Raymond F. Baddour(4)	59,539	*
Thomas N. McCarter, III(5)	67,219	*
Ernst Schweizer(6)	40,759	*
David M. Rosen(7)	32,866	*
Ted W. Love(8)	242,409	1.1
William F. Bennett(9)	7,511	*
Linda A. Fitzpatrick(10)	37,500	*
Peter S. Garcia(11)	51,217	*
Radoje T. Drmanac(12)	990,209	4.3
Snezana Drmanac(12)	990,209	4.3
All Directors and Executive Officers as a Group (12 persons)	5,616,478	22.7

*	Represents beneficial ownership of less than 1% of our common stock.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of May 2, 2002, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Excludes shares and warrants issued to certain of our executive officers and directors in connection with the August 2001 private placement for which we require stockholder ratification at our 2002 Annual Meeting of Stockholders. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 670 Almanor Avenue, Sunnyvale, California 94085.

(2)	Represents: (i) 2,755,935 shares of common stock held in trust for the benefit of the Rathmann family, for which Dr. Rathmann and his spouse serve as co-trustees; and (ii) 1,081,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002. Excludes 1,000,000 shares issuable upon the exercise of options which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002, and shares of our common stock issuable in repayment of Dr. Rathmann’s line of credit to us and which issuance our stockholders are being asked to approve at our 2002 Annual Meeting of Stockholders.

(3)	Represents: (i) 206,675 shares held in trust for the benefit of the Weist family for which Mr. Weist and his spouse serve as co-trustees, and (ii) 43,639 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002.

(4)	Represents 59,539 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002.

(5)	Represents: (i) 19,200 shares of common stock owned by Mr. McCarter, and (ii) 48,019 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002.

(6)	Represents: (i) 23,040 shares of common stock owned by Dr. Schweizer, and (ii) 17,719 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002.

(7)	Represents: (i) 4,658 shares of common stock owned by Dr. Rosen, and (ii) 28,208 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002. Excludes 32,964 shares issuable upon the exercise of options which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002.

(8)	Represents: (i) 4,909 shares of common stock owned by Dr. Love, and (ii) 237,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002. Excludes 337,500 shares issuable upon the exercise of options which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002.

(9)	Represents: (i) 7,511 shares of common stock owned by Dr. Bennett. Excludes 250,000 shares issuable upon the exercise of options which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002.

(10)	Represents 37,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002. Excludes 137,500 shares issuable upon the exercise of options which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002.

(11)	Represents: (i) 1,217 shares of common stock owned by Mr. Garcia, and (ii) 50,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002. Excludes 175,000 shares issuable upon the exercise of options which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002.

(12)	Represents: (i) 100,000 shares of common stock held in trust for the benefit of one of the Drmanac children for which the Drs. Drmanac serve as co-trustees; (ii) 100,000 shares of common stock held in trust for the benefit of one of the Drmanac children for which the Drs. Drmanac serve as co-trustees; (iii) 122,496 shares of common stock held by in trust for the benefit of the Drmanac family for which the Drs. Drmanac serve as co-trustees; (iv) 413,667 shares of common stock held individually by Dr. R. Drmanac; (v) 162,012 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002 held by Dr. R. Drmanac; (vi) 4,998 shares of common stock held individually by Dr. S. Drmanac; and (vii) 87,036 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of May 2, 2002 held by Dr. S. Drmanac. Excludes 41,803 shares issuable upon the exercise of options held by the Drs. Drmanac which are not currently exercisable and will not be exercisable within 60 days of May 2, 2002.

Item 13.     Certain Relationships and Related Transactions

      On August 6, 2001, we received a commitment from Dr. George B. Rathmann, our Chairman, to provide a line of credit to us of up to $20.0 million in aggregate principal amount, available for draw down through July 24, 2003. The line of credit agreement was amended and restated as of April 3, 2002. For a description of the line of credit, see the discussion set forth under “Disclosure Regarding our Chairman” in Item 7 of this report. Amounts outstanding under this agreement as of December 31, 2001 and May 2, 2002 are zero and $4.0 million, respectively.

      On August 21, 2001, our Board of Directors granted Dr. Rathmann an option to purchase 1,000,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant. For a description of the option, see the discussion set forth under “Disclosure Regarding our Chairman” in Item 7 of this report.

      As provided by the terms of his employment agreement with us, we have entered into a loan agreement with Dr. Ted W. Love, our President, Chief Executive Officer and a director, pursuant to which he may borrow up to $2.0 million from us. The loan agreement with Dr. Love provides for interest on outstanding balances to accrue at the lowest applicable federal interest rate or such other higher rate of interest, if required, to constitute a market rate of interest as contemplated by the Rules and Regulations of the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission. Interest accrues but is deferred and all interest and principal is due in January 2006. As of May 2, 2002, no amounts were outstanding under the loan agreement.

      On August 28, 2001, George B. Rathmann and Frances Joy Rathmann, Co-Trustees of The Rathmann Family 1989 Revocable Trust U/A dated 08/04/89 purchased 571,428 shares of our common stock and were issued a warrant for the purchase of 285,714 shares of our common stock in our private placement for which we are requesting ratification at our 2002 Annual Meeting of Stockholders. Dr. Rathmann is our Chairman of the Board. Of the $21,285,131 we received in gross proceeds from the private placement, we received approximately $3,999,996 from Dr. Rathmann.

      On August 28, 2001, Ted W. Love, our President and Chief Executive Officer and a director, purchased 14,290 shares of our common stock and was issued a warrant for the purchase of 7,145 shares of our common stock in our private placement for which we are requesting ratification at our 2002 Annual Meeting of Stockholders. Of the $21,285,131 we received in gross proceeds from the private placement, we received approximately $100,030 from Dr. Love.

      On August 28, 2001, Peter S. Garcia, our Senior Vice President and Chief Financial Officer, purchased 14,290 shares of our common stock and was issued a warrant for the purchase of 7,145 shares of our common stock in our private placement for which we are requesting ratification at our 2002 Annual Meeting of Stockholders. Of the $21,285,131 we received in gross proceeds from the private placement, we received approximately $100,030 from Mr. Garcia.

      On August 28, 2001, William F. Bennett, our Senior Vice President of Research, and Development purchased 14,290 shares of our common stock and was issued a warrant for the purchase of 7,145 shares of our common stock in our private placement for which we are requesting ratification at our 2002 Annual Meeting of Stockholders. Of the $21,285,131 we received in gross proceeds from the private placement, we received approximately $100,030 from Dr. Bennett.

      On August 28, 2001, Mr. Weist, Trustee of the Weist Family Trust, purchased 30,000 shares of our common stock and was issued a warrant for the purchase of 15,000 shares of our common stock in our private placement for which we are requesting ratification at our 2002 Annual Meeting of Stockholders. Mr. Weist is a director and a member of our Compensation Committee. Of the $21,285,131 we received in gross proceeds from the private placement, we received approximately $210,000 from Mr. Weist.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The Financial Statements and report of independent auditors required by this Item are submitted in a separate section, beginning on page 40 of this Report.

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

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended(1)
3.2	Amended and Restated By-Laws of the Company(9)
3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(10)
4.1	Specimen Common Stock certificate(1)
4.2	Form of Registration Rights Agreement(1)
4.3	Form of Warrant Agreement(1)
4.4	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998(2)
4.5	Form of Securities Purchase Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.6	Form of Registration Rights Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.7	Form of Warrant, dated as of August 28, 2001(10)
4.8	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000(12)
4.9	Registration Rights Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
4.10	Pledge and Security Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
10.1	Form of Indemnification Agreement between the Company and each of its directors and officers(1)
10.2	Stock Option Plan, as amended†(3)
10.3	Non-Employee Director Stock Option Plan, as amended†(4)
10.4	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(1)

Exhibit
Number	Description

10.5	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(1)
10.6	Collaboration and License Agreement between Hyseq Inc. and Chiron Corporation dated May 30, 1997(1)
10.7	Collaboration Agreement between Hyseq Inc. and The Perkin-Elmer Corporation dated May 30, 1997(1)
10.8	Employee Stock Purchase Plan†(5)
10.9	Non-Qualified Employee Stock Purchase Plan(8)
10.10	Scientific Advisory Board/ Consultants Stock Option Plan(8)
10.11	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(6)
10.12	Line of Credit Agreement between Hyseq, Inc. and Dr. George B. Rathmann dated November 10, 2000(7)
10.13	Employment and Confidential Information Agreement between Hyseq, Inc. and Ted W. Love dated January 11, 2001(9)
10.14	Industrial Multi-Tenant Lease by and between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(9)
10.15	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(11)
10.16	Collaboration and License Agreement, dated as of June 29, 2001, by and between Hyseq, Inc. and Aurora Biosciences Corporation(12)
10.17	Collaboration Agreement, dated as of August 21, 2001, by and between Hyseq, Inc. and Kirin Brewery Company, Ltd.(12)
10.18	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, by and between Hyseq, Inc. and Deltagen, Inc.(12)
10.19	Line of Credit Agreement, dated as of August 6, 2001, by and between Hyseq, Inc. and Dr. George B. Rathmann(12)
10.20	Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
10.21	Interference Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
10.22	Product Development and Supply Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.(12)
10.23	Product Solicitation Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.(12)
10.24	Option Agreement, dated as of October 24, 2001, by and among Affymetrix, Inc, Hyseq, Inc., Callida Genomics, Inc., and N-Mer, Inc.(12)
10.25	Stock Option Agreement, dated as of February 1, 2000 by and between Hyseq, Inc. and Dr. George B. Rathmann(12)
10.26	Stock Option Agreement, dated as of August 21, 2001 by and between Hyseq, Inc. and Dr. George B. Rathmann(12)
10.27	Form of Non-Stockholder Approved Stock Option Agreement for Officers
21.1	Subsidiaries of Hyseq, Inc. as of December 31, 2001: Callida Genomics, Inc., a Delaware corporation; N-Mer, Inc., a Delaware corporations; Hyseq Diagnostics, Inc., a Nevada corporation(12)
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors

(1)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(3)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-41663.

(4)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-53089.

(5)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-53087.

(6)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K, filed on December 14, 2000, File No. 000-22873.

(8)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-22873.

(9)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-22873.

(10)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(11)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873

(12)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873

†	Denotes compensation plan in which an executive officer or director participates.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 9, 2002.

HYSEQ, INC.
d/b/a HYSEQ PHARMACEUTICALS, INC.

By:	/s/ PETER S. GARCIA

Peter S. Garcia
Senior Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Hyseq, Inc. in the capacities indicated on May 9, 2002.

Signature	Title

/s/ TED W. LOVE Ted W. Love	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ PETER S. GARCIA Peter S. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE B. RATHMANN George B. Rathmann	Chairman of the Board

/s/ ROBERT D. WEIST Robert D. Weist	Vice Chairman of the Board of Directors

/s/ RAYMOND F. BADDOUR Raymond F. Baddour	Director

/s/ THOMAS N. MCCARTER III Thomas N. McCarter III	Director

/s/ ERNST SCHWEIZER Ernst Schweizer	Director

EXHIBIT INDEX*

Exhibit
Number	Description

10.27	Form of Non-Stockholder Approved Stock Option Agreement for Officers
23.1	Consent of KPMG LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors

*	Only exhibits actually filed on this Form 10-K/A are listed. Exhibits previously filed on the Form 10-K or incorporated by reference are set forth in the exhibit listing included in Item 14 of this Form 10-K/A.