Form 10-Q
period 2002-03-31
HYSEQ INC
filed 2002-05-15
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 000-22873

HYSEQ, INC.

(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	36-3855489 (I.R.S. Employer Identification Number)

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

Yes [X]    No [   ]

COMMON STOCK OUTSTANDING ON MAY 14, 2002: 22,960,297

HYSEQ PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

ITEM 1. FINANCIAL STATEMENTS

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	MARCH 31,	DECEMBER 31,
	2002	2001

ASSETS
Current Assets:
Cash	$6,486	$12,329
Accounts receivable	16	53
Other current assets	2,957	3,919

Total Current Assets	9,459	16,301
Cash on deposit	1,606	1,606
Equipment, leasehold improvements and capitalized software, net	18,446	18,988
Patents, licenses and other assets, net	2,895	3,009

Total Assets	$32,406	$39,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,876	$3,210
Accrued professional fees	564	928
Line of credit	4,000	—
Other current liabilities	8,333	7,672
Deferred revenue	2,668	3,702
Current portion of capital lease and loan obligations	2,187	2,506

Total Current Liabilities	19,628	18,018
Noncurrent portion of capital lease and loan obligations	1,916	2,228
Other noncurrent liabilities	125	125
Note payable	4,000	4,000

Total Liabilities	25,669	24,371

Commitments and contingencies	—	—
Minority interest	—	112
Stockholders’ Equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 19,373,993 and 19,307,735 issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	19	19
Additional paid-in capital	134,079	123,849
Deferred stock compensation	(10)	(53)
Accumulated deficit	(127,351)	(108,394)

Total stockholders’ equity	6,737	15,421

Total liabilities and stockholders’ equity	$32,406	$39,904

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Contract revenues	$5,232	$5,668

Operating expenses:
Research and development	21,014	9,051
General and administrative	3,058	3,003

Total operating expenses	24,072	12,054

Loss from operations	(18,840)	(6,386)
Interest income	30	64
Interest expense	(259)	(357)

Net loss before minority interest	(19,069)	(6,679)

Loss attributable to minority interest	112	—

Net loss	$(18,957)	$(6,679)

Basic and diluted net loss per share	$(1.01)	$(0.49)

Shares used in computing basic and diluted
net loss per share	18,725	13,739

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

NET CASH USED IN OPERATING ACTIVITIES	(8,398)	(4,761)

Cash flows from investing activities:
Purchases of property and equipment	(1,068)	(2,807)

NET CASH USED IN INVESTING ACTIVITIES	(1,068)	(2,807)

Cash flows from financing activities:
Payment on capital lease and loan obligations	(630)	(560)
Proceeds from drawdown on line of credit	4,000	20,000
Proceeds from issuance of common stock upon exercise of options/ESPP	253	243

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,623	19,683

Net increase (decrease) in cash and cash equivalents	(5,843)	12,115
Cash at beginning of period	12,329	2,699

Cash at end of period	$6,486	$14,814

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Hyseq, Inc. (“Hyseq,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet as of March 31, 2002, the statements of operations for the three months ended March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2001 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Transactions with related parties

     Line of credit

     In August 2001, the Company received a commitment from the Chairman of its Board of Directors, Dr. George Rathmann, to provide a second line of credit of up to $20.0 million. The line of credit agreement was executed on August 6, 2001, and makes available the principal amount of $20.0 million, for draw down through August 5, 2003. The line of credit agreement was amended and restated as of April 3, 2002, and this description refers to the agreement as so amended and restated. Amounts outstanding under the line of credit are evidenced by a promissory note which bears interest at a rate equal to one percent (1%) above the prime rate, and will be payable in 48 equal monthly installments beginning August 5, 2003. The promissory note issued pursuant to the line of credit is convertible by mutual agreement by us and Dr. Rathmann into either (a) that number of shares of our common stock as shall equal the quotient obtained by dividing the aggregate principal and interest then outstanding under the note (i) by the average closing price of our common stock on the Nasdaq National Market as reported in The Wall Street Journal for the twenty trading days ending on the second trading day immediately prior to the day of such conversion, or (ii) in connection with an offering of our equity securities, by the per share price of the common stock at which such equity securities shall be offered for sale by us or (b) if within one month of the closing of any equity financing by us for aggregate gross proceeds in excess of $10,000,000, the same equity securities issued by us in the financing, at the same purchase price, with the same exercise price, if any, at the same discount, if any, and otherwise on substantially the same terms and conditions. Under certain specified conditions, including (1) a change in control (based on a 50% ownership test), (2) insolvency or bankruptcy, or (3) a material adverse effect on our business, properties, assets or condition, we may not be able to borrow any further amounts under the line of credit. If any of the following events of default occur, all payments under the promissory note may be accelerated; we shall fail to make payments within five business days of the date due; the breach by us of a representation or warranty made to Dr. Rathmann; the uncured breach by us of an obligation under the credit agreement; a material default by us under any other agreement with Dr. Rathmann; and customary defaults related to our bankruptcy or insolvency. In February 2002, we drew down $4.0 million of the $20.0 million line of credit, and as of March 31, 2002, $16.0 million was available under this line of credit.

3. Per share data

     In the third quarter of 2001, the Company completed a private placement of approximately 3.04 million newly issued shares of common stock and warrants to purchase approximately 1.52 million shares of common stock. Of the newly issued shares of common stock in the private placement, 614,298 shares of common stock were issued to its Chairman and senior management, which the Company’s stockholders will be asked to ratify at the Company’s 2002 annual meeting of stockholders. These shares are excluded from weighted-average shares outstanding in the earning per share calculation.

4. Segment Information

     In October 2001, the Company created majority-owned subsidiary Callida Genomics, Inc. to develop and commercialize the Company’s sequencing-by-hybridization (SBH) technology, including a high-speed DNA sequencing chip, in collaboration with Affymetrix, Inc. Management has chosen to organize Callida as a separate entity to provide solutions useful to businesses engaged in the genomic sciences. This stands in contrast to the business goal of Hyseq Pharmaceuticals, which is to develop and market therapeutic drugs for the treatment of human diseases. The Company anticipates that in the future the two segments will grow in different business directions, requiring different skills of their key employees, different business practices, and exist within different regulatory environments.

     In the first quarter of 2002, the Company began reporting Callida as a separate segment for internal management reporting purposes. Total assets for Callida as of March 31, 2002 were $12.0 million, compared with $14.1 million as of December 31, 2001. Restatement of the quarter ended March 31, 2001 is irrelevant.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION
(in thousands)

	THREE MONTHS ENDED
	MARCH 31, 2002

	Hyseq	Callida	Total

Contract revenues	$5,217	$15	$5,232

Loss from operations	(17,268)	(1,572)	(18,840)

Net loss	$(17,385)	$(1,572)	$(18,957)

5. Collaboration to develop the drug Alfimeprase with Amgen, Inc

     We are currently focusing on the development of alfimeprase, an early stage clinical product candidate that we began developing in collaboration with Amgen, Inc. in January 2002. Alfimeprase is thrombolytic agent that dissolves blood clots. It was originally identified through Amgen’s research program and is a novel recombinant derivative of fibrolase, a naturally occurring enzyme. Unlike other thrombolytic plasminogen activators, alfimeprase can directly and rapidly degrade the network of fibrin protein that captures red blood cells to form blood clots. The first target medical indication is Peripheral Arterial Occlusion (or PAO). In PAO, a clot blocks blood flow to a distant body part, usually in the leg. It is estimated that more than 100,000 cases of PAO are reported in the United States per year. Pre-clinical studies indicate that alfimeprase is a promising agent for dissolving clots (clot lysis), and may be particularly well suited for the PAO indication. An IND has been filed in the PAO indication and we plan to begin Phase I human studies in the second quarter of 2002. If the early safety profile alfimeprase is acceptable after the phase I study, alfimeprase will proceed to phase II human studies in 2003 to gather additional safety data and to evaluate preliminary efficacy and dosages, to be followed by phase III studies to provide the statistical proof of efficacy and safety required by regulatory agencies.

     Under the terms of the collaboration agreement with Amgen, we will lead development and be responsible for all clinical development activities, while Amgen will be responsible for manufacturing activities. Amgen will have the option to lead commercialization efforts in which both companies may participate. We will fund all development costs up to an agreed amount, after which costs as well as eventual profits will be shared equally. We can terminate the agreement at any time with notice. For a limited time period, Amgen may opt out of the collaboration by converting it to an exclusive licensing arrangement. Amgen also has the right to terminate the agreement if we do not begin human clinical trials within a certain time period upon our uncured material breach or material default upon a materially adverse clinical development, or upon our bankruptcy. In the first quarter ended March 31, 2002, the Company recorded a $10.0 million non-cash charge as research and development expense for the fair value of warrants granted to Amgen under the terms of the agreement. No cash has changed hands to date under the agreement.

     We expect research and development costs for our Alfimeprase clinical studies to be approximately $3.0 million in 2002. We expect our research and development expenses to increase substantially in 2003 and beyond if we proceed beyond Phase I clinical trials with Alfimeprase. It is not unusual for the clinical development of these types of products to take in excess of 5 years and to cost well in excess of $100 million. The time and cost of completing the clinical development of any product candidate will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these many uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of this product candidate.

6. Subsequent Events

     On April 5, 2002 the Company completed a private placement with gross proceeds of approximately $15.0 million ($14.2 million, net of offering expenses). Investors in the private placement included select new and existing institutional investors. Under the terms of the financing, the Company sold 3,575,691 shares of newly issued common stock at $4.20 per share to accredited investors. The Company also issued warrants to the investors to purchase approximately 893,927 shares of common stock at $5.67 per share, a 35% premium to the per unit purchase price. The Company may seek to raise funds through additional private placements in the future but cannot guarantee that it will be successful.

     On May 14, 2002, the Company and BASF agreed to amend the collaboration agreement between the two parties. Under this amendment, both Hyseq’s agricultural gene discovery activities and BASF Plant Science’s payment schedule will accelerate with early completion scheduled for January 2003, resulting in a cost savings to both parties. The royalties due to the Company from BASF will also be reduced. The collaboration retains its original termination date of June 2003 but will not be renewable for any additional terms.

     In May 2002, the Company also began an internal restructuring that includes a realignment of research groups and a reduction of 79 employees, primarily in the area of agricultural gene discovery. The reduction is being implemented over the next eight months, and the Company expects to have reduced the Company’s workforce to approximately 125 employees by the end of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under “Risk Factors “ set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or “SEC.” Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

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

     We believe our signature-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (or SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences and have the potential to develop a significant pipeline of product candidates for research and development. Previously, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics, cloning, and early stage research activities to prioritize potential therapeutic protein candidates. As of May 2, 2002, we had filed patent applications on approximately 10,000 full-length human gene sequences. We are accelerating our research activities to elucidate the role of novel genes in our proprietary database, their encoded proteins and corresponding antibodies. Our database includes chemokines, growth factors, stem cell factors, interferons, integrins, hormones, receptors and other potential protein therapeutics or drug targets. Our focused bioinformatics and screening capabilities have significantly enhanced our understanding of the biological activity of these genes and their corresponding proteins, enabling us to file strategic patent applications that encompass both composition of matter and method of use claims.

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

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of the Three Months Ended March 31, 2002 and 2001. Revenues for the first quarter of 2002 were $5.2 million, compared to revenues of $5.7 million recorded for the same period in 2001. This decrease was primarily due to lower revenues earned from our collaboration with BASF Plant Sciences GmbH (BASF), under which we provide gene screening services to target potential agricultural products. BASF contract revenue earned during the first quarter of 2002 was $4.2 million compared with $5.2 million during the first quarter of 2001, reflecting the fact that we processed clones slightly ahead of contractual levels for most of 2001.

     Revenues earned during the first quarter of 2002 also included $0.8 million amortization of a $4.0 million license payment received from Affymetrix in October 2001 at the time of settlement of our outstanding litigation and the creation of our majority-owned subsidiary Callida Genomics. Affymetrix’s payment was made in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal gene array field. This license payment will continue to be amortized as revenue as Callida utilizes its cash in conducting research & development efforts. As of March 31, 2002, $2.5 million of this license payment remains as unamortized deferred revenue.

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

Operating Expenses

     Comparison of the Three Months Ended March 31, 2002 and 2001. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $12.0 million to $24.1 million for the first quarter of 2002, compared to $12.1 million for the first quarter of 2001.

     For the first quarter of 2002, our research and development expenses increased by $12.0 million to $21.0 million compared to $9.1 million for the first quarter of 2001, due mainly to a $10.0 million non-cash charge for the fair value of warrants granted to Amgen, Inc. as we begin our collaboration to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusion (PAO) and other indications. In addition, our research and development expenses reflect $1.7 million in increased rent as compared with the same period in 2001, due to the lease of an additional facility in Sunnyvale, California which commenced in April 2001.

     For the first quarter of 2002, our general and administrative expenses were essentially flat at $3.1 million, compared to $3.0 million in the first quarter of 2001. Increased compensation related to the addition of an experienced senior executive staff was offset by lower legal costs since the settlement of outstanding litigation between us and Affymetrix in October 2001.

     We expect operating expenses during the remainder of 2002 to decrease moderately as we delay and scale back some of our operating expenditures, including facilities expansion plans, until we obtain additional funding. This plan includes a reduction in workforce, a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible.

Interest Income and Expense

     Comparison of the Three Months Ended March 31, 2002 and 2001. Our net interest expense decreased by $0.1 million to $0.2 million for the first quarter of 2002 compared to $0.3 million for the first quarter of 2001, due to lower average capital lease and line of credit balances.

Net Loss

     Comparison of the Three Months Ended March 31, 2002 and 2001. Since our inception, we have incurred operating losses, and as of March 31, 2002 we had an accumulated deficit of $127.4 million. During the first quarter of 2002, we incurred a net loss of $19.0 million as compared to a $6.7 million net loss in the first quarter of 2001. This increase in net loss resulted primarily from our continued research and development of our biopharmaceutical product candidates, and from the $10.0 million non-cash charge for the fair value of warrants granted to Amgen, Inc. as part of our collaboration to develop and commercialize alfimeprase. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our biopharmaceutical product candidates and other operations, and as we prosecute our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash on Deposit

     As of March 31, 2002, we had $6.5 million in cash. This amount reflects a net decrease of $5.8 million from the $12.3 million in cash and cash equivalents we had as of December 31, 2001.

     In addition, we have $1.6 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with a facility lease. Provided that no event of default under the lease occurs, the letter of credit and the cash collateralizing will be reduced by $0.5 million per year in July 2002, July 2003, and July 2004. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

     Our primary source of liquidity is cash from financing activities and from collaboration receipts. We generated cash of $3.6 million and $19.7 million from financing activities, and cash of $5.3 million and $5.0 million from collaboration receipts in the first quarters of 2002 and 2001, respectively. Other than net cash inflows in connection with our BASF collaboration, we do not anticipate receiving net cash inflows from any significant projects at any time during the foreseeable future.

     Our primary use of capital resources is to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $8.4 million and $4.8 million for operating activities, and cash of $1.1 million and $2.8 million to acquire capital equipment and make leasehold improvements in the first quarters of 2002 and 2001, respectively. We expect operating expenses during the remainder of 2002 to decrease moderately, and we will need additional funding in order to finance the expansion of our biopharmaceutical research and the build out of our new leased facilities to support such research. If we do not obtain adequate financing or collaboration receipts in a timely manner, this could significantly harm our business, financial condition, and results of operations, and may require us to delay and scale back one or more of our research or development programs, discontinue the build out of our new leased facilities, or relinquish greater rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our business, financial condition, and operating results.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors — We Must Be Able to Continue to Secure Additional Financing” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds we may have to significantly curtail the scope of our operations. We have implemented a plan to delay, scale back or eliminate some of our operating expenditures, including facilities expansion plans, until we obtain additional funding. This plan includes a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible. If we are unable to obtain third party financing, we may need to look to our Chairman to provide additional financing, which he has agreed to do.

Cash Used in Operating Activities

     Comparison of the Three Months Ended March 31, 2002 and 2001. The amount of net cash used in operating activities increased $3.6 million to $8.4 million during the first quarter of 2002 compared to $4.8 million in the first quarter of 2001. The increase in cash used by operating activities for the first quarter of 2002 compared to the same period in 2001 was due primarily to higher research and development costs resulting from our biopharmaceutical development efforts.

Cash Used in Investing Activities

     Our investing activities, other than purchases and sales of short-term investments, have consisted primarily of capital expenditures.

     Comparison of the Three Months Ended March 31, 2002 and 2001. Net cash used in investing activities decreased $1.7 million to $1.1 million for the first quarter of 2002 compared to $2.8 million net cash used by investing activities for the first quarter of 2001. The decrease was primarily due to implementation of a plan to delay, and scale back some of our facilities expansion plans, and a reduction in capital expenditures, until we obtain additional funding.

Cash Provided by Financing Activities

     Comparison of the Three Months Ended March 31, 2002 and 2001. Net cash provided by financing activities for the first quarter of 2002 was $3.6 million compared to $19.7 million for the first quarter of 2001.

     In August 2001, we received a commitment from Dr. Rathmann to provide a second line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. The promissory note issued pursuant to the line of credit is convertible by mutual agreement by us and Dr. Rathmann into either (a) that number of shares of our common stock as shall equal the quotient obtained by dividing the aggregate principal and interest then outstanding under the note (i) by the average closing price of our common stock on the Nasdaq National Market as reported in The Wall Street Journal for the twenty trading days ending on the second trading day immediately prior to the day of such conversion or, (ii) in connection with an offering of our equity securities, by the per share price of the common stock at which such equity securities shall be offered for sale by us or (b) if within one month of the closing of any equity financing by us for aggregate gross proceeds in excess of $10,000,000, the same equity securities issued by us in the financing, at the same purchase price, with the same exercise price, if any, at the same discount, if any, and otherwise on substantially the same terms and conditions. In February 2002, we drew down $4.0 million under the line of credit. The balance available for drawdown by us under this second line of credit as of March 31, 2002 was $16.0 million.

     The comparable period in 2001 included a $20.0 million drawdown of the first of two lines of credit extended to us by Dr. Rathmann, which was subsequently converted to shares of our common stock. In November 2000, we received a commitment from our Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through November 29, 2002. Amounts outstanding under the line of credit were to bear interest at prime plus 1% and would be payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. The promissory note issued pursuant to such line of credit was convertible, only at our option, into shares of our common stock at fair market value on the day we elected such conversion. In March 2001, we completed the draw down of the balance of the $20.0 million available under the line of credit and paid off the outstanding principal balance in shares of our common stock as provided in the agreement. As a consequence, we issued 2,237,637 shares of common stock to our Chairman in satisfaction of $20.0 million in outstanding principal under the line of credit.

     In the first quarter of 2002, principal payments of capital leases and loan obligations were flat compared to the same period last year at $0.6 million. Proceeds from the issuance of common stock upon the exercise of stock options were $0.3 million, compared to $0.2 million during the first quarter of 2001.

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

     To execute our operating plan that includes facilities expansion and additional staffing, we will need to secure additional financing. Additional financing, however, may not be available on acceptable terms, if at all. For approximately the past eighteen months, the capital markets have been volatile and uncertain. Given the current state of the markets for public and private offerings of securities, we may have difficulty raising the amount of funds, on reasonable terms, necessary to finance our current operating plan. We have implemented a plan to delay, and scale back some of our operating expenditures, including facilities expansion plans, until we obtain additional funding. This plan includes a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible. If we are unable to obtain additional financing, we may need to look to our Chairman to provide financing, which he has agreed to do. The planned reduction in operating expenditures may have a negative effect on our business. In addition, the perception in the capital markets that we may not be able to raise the amount of financing we desire, or on terms favorable to us, may have a negative effect on the trading price of our stock. Additional equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we will delay, reduce the scope of, eliminate or divest one or more of our subsidiaries, discovery, research or development programs or our facilities expansion. Any such action could significantly harm our business, financial condition and results of operations.

     Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in our facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay our outstanding note to Affymetrix and our line of credit with our Chairman;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and the current depressed state of the biotech sector; and

•	other factors not within our control.

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

     Our biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates based on our gene portfolio have advanced to Phase I clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and efficacious to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

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

The Success of Our Business Depends on Patents and Other Proprietary Information

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have seven issued patents relating to our gene and protein discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

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

Management of Growth

     Provided that we are able to secure adequate additional financing, we expect to increase significantly the number of our employees and the scope of our operations. Such growth may place a significant strain on our management and operations. In order to execute our strategy to build a fully integrated biopharmaceutical company, develop therapeutic or diagnostic products, and obtain regulatory approvals, we will need to:

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

We Must Attract and Retain Qualified Employees and Consultants

     Our success will depend on our ability to retain our key executive officers and scientific staff to develop our potential products and formulate our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. If we do not attract and retain qualified personnel and scientific collaborators, -or if we experience significant turnover or difficulties recruiting new employees, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

Future Sales of Our Common Stock May Depress Our Stock Price

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of May 2, 2002, we had 22,949,987 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of May 2, 2002, our affiliates held 4,408,605 shares of our common stock and non-affiliates held 543,027 unregistered shares of our common stock, which are transferable pursuant to Rule 144 as promulgated under the Securities Act of 1933, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

     As of May 2, 2002, warrants to purchase 4,043,360 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act of 1933, we have registered approximately 5,605,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved 1,268,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of May 2, 2002, 267,040 of the 1,268,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act of 1933, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, we intend to register these shares on a registration statement on Form S-8 under the Securities Act of 1933. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

Our Subsidiary Callida Genomics, Inc. May Not Be Able to Raise Third Party Financing

     In October 2001, we formed Callida Genomics, Inc. to develop and commercialize our SBH technology. We recognize 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial majority interest investment is depleted which occurred in the first quarter of 2002. Beyond that point, we will absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida and if Callida is unable to obtain sufficient funding from outside sources, we may abandon their projects or bear the costs of financing Callida ourselves, which will divert our resources from other biopharmaceutical projects.

We Have a History of Operating Losses and May Never Be Profitable

     For the years ended December 31, 2001, 2000 and 1999, we had net losses of $36.5 million, $22.3 million and $18.5 million, respectively. As of March 31, 2002, we had an accumulated deficit of $127.4 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

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

Many corporate actions will be controlled by our officers and directors regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternative course of action

     If our stockholders ratify the proposals included in our proxy statement for our 2002 annual meeting, our executive officers and directors, including Dr. Rathmann, will, in the aggregate, beneficially own approximately 33.8% of our common stock outstanding as of May 2, 2002, and Dr. Rathmann will beneficially own approximately 23.7% of our common stock outstanding as of May 2, 2002. Even if our stockholders do not ratify the proposals included in our proxy statement for our 2002 annual meeting, our executive officers and directors will, in the aggregate, beneficially own approximately 22.7% of our common stock outstanding as of May 2, 2002, and Dr. Rathmann will beneficially own approximately 16.0% of our common stock outstanding as of May 2, 2002. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In either case, these stockholders will, if they act together, be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

We Have Implemented Anti-Takeover Provisions that May Reduce the Market Price of Our Common Stock

     Our Amended and Restated By-Laws provide that members of our board of directors serve staggered three-year terms. Our Amended and Restated Articles of Incorporation provide that all stockholder action must be effected at a duly called meeting and not by a consent in writing. The Amended and Restated By- Laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our capital stock. These provisions of our Amended and Restated Articles of Incorporation and our Amended and Restated By-Laws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

     We also have exposure to changes in interest rates in our line of credit with our Chairman, which bears interest at the prime rate plus one percentage point. See Note 2 of Notes to Condensed Consolidated Financial Statements. Our interest rate exposure is mitigated by our ability to repay amounts outstanding under the line of credit with our common stock.

     Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days. Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest. Changes in interest rates do not affect our note payable as it bears fixed rate of interest.

     There were no significant changes in our market risk exposures through the first quarter 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 8, 2002, we issued a warrant to purchase 1,491,544 shares of our common stock at an exercise price of $8.29 per share to Amgen, Inc. in connection with a collaboration between us and Amgen to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusions and other cardiovascular indications. Under the terms of the agreement, we will lead development and be responsible for all clinical development activities and Amgen will be responsible for manufacturing activities. Amgen will have the option to lead commercialization efforts in which both companies may participate. We will not reimburse Amgen for any pre-collaboration research and development costs but we will fund all of the development costs up to an agreed amount, after which costs will be shared equally. For a limited time period, Amgen may opt out of the collaboration by converting it to an exclusive licensing arrangement.

     The warrant we issued as part of the transaction is immediately exercisable in full and terminates on January 8, 2009. The warrant contains certain customary antidilution provisions under which, in the event of dividends, subdivisions, combinations of our capital stock, and other pro rata events affecting our capital stock, the number of shares subject to the warrant and the exercise price of the warrant will be proportionally adjusted.

     No underwriters were involved in the placement of the warrant. The warrant was issued to an “accredited investor” as defined in the Securities Act of 1933, as amended, in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) relating to sales by an issuer not involving any public offering. Any shares of common stock issuable upon exercise of the warrant will be “restricted securities” within the meaning of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

4.11	Warrant to Purchase 1,491,544 Shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002
10.28	Collaboration Agreement, dated of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.
10.29	Warrant Purchase Agreement, dated as of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.

     Reports on Form 8-K

DATE OF FILING	SUBJECT

January 11, 2002	Form 8-K, Item 5, collaboration by Amgen, Inc. and Hyseq Pharmaceuticals to develop and commercialize alfimeprase for the treatment of peripheral arterial occlusions and other cardiovascular indications.
January 28, 2002	Form 8-K, Item 5, collaboration by Intel Corporation and Callida Genomics to develop technology for the detection, identification, and analysis of DNA or other biomolecules.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyseq, Inc. (Registrant) d/b/a Hyseq Pharmaceuticals, Inc.

By:	/s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: May 15, 2002

EXHIBIT INDEX

Exhibit Number	Description

4.11	Warrant to Purchase 1,491,544 Shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002
10.28	Collaboration Agreement, dated of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.
10.29	Warrant Purchase Agreement, dated as of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.