Form 10-K/A
period 2001-12-31
HYSEQ INC
filed 2002-07-22
CIK 907654

HYSEQ PHARMACEUTICALS, INC.

Annual Report 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

      This Amendment No. 2 on Form 10-K/ A revises Items 1 and 14(a)(3) and Exhibits 10.16, 10.17, 10.18, 10.20, 10.22 and 10.23 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that was originally filed on April 1, 2002 (the “Original Filing”), and amended pursuant to Amendment No. 1 on Form 10-K/A filed on May 9, 2002, to respond to comments we received from the Securities and Exchange Commission.

      This report revises the disclosure under the “Business” section to disclose additional information with respect to the aggregate fees that we may receive or be obligated to pay in connection with our Collaboration and License Agreement with Aurora Biosciences Corporation, dated June 29, 2001. This report also updates Item 14(a)(3) and revises Exhibits 10.16, 10.17, 10.18, 10.20, 10.22 and 10.23 filed as exhibits to the Original Filing to disclose additional portions of those exhibits for which we had originally requested confidential treatment. Other than these amendments, Items 1 and 14 remain in the same form as initially filed.

      This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

Annual Report 2001
PART I
Item 1. Business
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.20
EXHIBIT 10.22
EXHIBIT 10.23

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

Aurora

      In July 2001, we entered into a two-year collaboration and license agreement with Aurora Biosciences Corporation, under which Aurora will screen over 200 secreted proteins from our proprietary collection, using Aurora’s proprietary CellSensorTM Panel, and under which we received a non-exclusive license to certain fluorescent protein technologies. Aurora will use its technology on our behalf to identify proteins of interest as potential therapeutics and will receive upfront payments, licensing fees and technology access fees. The agreement calls for Hyseq to make payments to Aurora of up to $3.5 million over approximately two years, which includes $1.5 million in technology access fees, license fees and milestone payments, and $2.0 million for work performed under that agreement. In addition, Aurora may receive up to $1,150,000 in clinical milestone payments on the first Hyseq product developed under the agreement (contingent upon achievement of such milestones). As part of the agreement, we will provide Aurora access to selected novel targets from our database of proprietary full-length cDNAs. The agreement calls for Aurora to make payments to Hyseq of up to $1,825,000 over approximately two years, which includes technology and target access fees, license fees, and milestone payments. In addition, Hyseq may receive up to $1,150,000 in clinical milestone payments on the first Aurora product developed under the agreement (contingent upon achievement of such milestones). If none of the clinical milestones are achieved, then none of the milestone payments will be made or received by either party.

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

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended(1)
3.2	Amended and Restated By-Laws of the Company(9)
3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(10)
4.1	Specimen Common Stock certificate(1)
4.2	Form of Registration Rights Agreement(1)
4.3	Form of Warrant Agreement(1)
4.4	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer dated June 5, 1998(2)
4.5	Form of Securities Purchase Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.6	Form of Registration Rights Agreement, dated as of August 28, 2001, by and among Hyseq, Inc. and the investors party thereto.(10)
4.7	Form of Warrant, dated as of August 28, 2001(10)
4.8	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000(12)
4.9	Registration Rights Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
4.10	Pledge and Security Agreement, dated as of November 13, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
10.1	Form of Indemnification Agreement between the Company and each of its directors and officers(1)
10.2	Stock Option Plan, as amended†(3)
10.3	Non-Employee Director Stock Option Plan, as amended†(4)
10.4	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(1)
10.5	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(1)
10.6	Collaboration and License Agreement between Hyseq Inc. and Chiron Corporation dated May 30, 1997(1)
10.7	Collaboration Agreement between Hyseq Inc. and The Perkin-Elmer Corporation dated May 30, 1997(1)
10.8	Employee Stock Purchase Plan†(5)
10.9	Non-Qualified Employee Stock Purchase Plan(8)
10.10	Scientific Advisory Board/ Consultants Stock Option Plan(8)
10.11	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(6)
10.12	Line of Credit Agreement between Hyseq, Inc. and Dr. George B. Rathmann dated November 10, 2000(7)
10.13	Employment and Confidential Information Agreement between Hyseq, Inc. and Ted W. Love dated January 11, 2001(9)
10.14	Industrial Multi-Tenant Lease by and between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(9)
10.15	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(11)

Exhibit
Number	Description

10.16	Collaboration and License Agreement, dated as of June 29, 2001, by and between Hyseq, Inc. and Aurora Biosciences Corporation*
10.17	Collaboration Agreement, dated as of August 21, 2001, by and between Hyseq, Inc. and Kirin Brewery Company, Ltd.*
10.18	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, by and between Hyseq, Inc. and Deltagen, Inc.*
10.19	Line of Credit Agreement, dated as of August 6, 2001, by and between Hyseq, Inc. and Dr. George B. Rathmann(12)
10.20	Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.*
10.21	Interference Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.(12)
10.22	Product Development and Supply Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.*
10.23	Product Solicitation Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.*
10.24	Option Agreement, dated as of October 24, 2001, by and among Affymetrix, Inc, Hyseq, Inc., Callida Genomics, Inc., and N-Mer, Inc.(12)
10.25	Stock Option Agreement, dated as of February 1, 2000 by and between Hyseq, Inc. and Dr. George B. Rathmann(12)
10.26	Stock Option Agreement, dated as of August 21, 2001 by and between Hyseq, Inc. and Dr. George B. Rathmann(12)
10.27	Form of Non-Stockholder Approved Stock Option Agreement for Officers(13)
21.1	Subsidiaries of Hyseq, Inc. as of December 31, 2001: Callida Genomics, Inc., a Delaware corporation; N-Mer, Inc., a Delaware corporations; Hyseq Diagnostics, Inc., a Nevada corporation(12)
23.1	Consent of KPMG LLP, Independent Auditors(13)
23.2	Consent of Ernst & Young LLP, Independent Auditors(13)

(1)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(3)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-41663.

(4)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-53089.

(5)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-8, File No. 333-53087.

(6)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K, filed on December 14, 2000, File No. 000-22873.

(8)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-22873.

(9)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-22873.

(10)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(11)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873

(12)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873

(13)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K/A for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.

*	Previously filed with the Commission as an Exhibit to the Company’s report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of this exhibit were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.

†	Denotes compensation plan in which an executive officer or director participates.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on July 22, 2002.

HYSEQ, INC.
d/b/a HYSEQ PHARMACEUTICALS, INC.

By:	/s/ PETER S. GARCIA

Peter S. Garcia
Senior Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Hyseq, Inc. in the capacities indicated on July 22, 2002.

Signature	Title

/s/ TED W. LOVE Ted W. Love	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ PETER S. GARCIA Peter S. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE B. RATHMANN George B. Rathmann	Chairman of the Board

/s/ ROBERT D. WEIST Robert D. Weist	Vice Chairman of the Board of Directors

/s/ RAYMOND F. BADDOUR Raymond F. Baddour	Director

Richard B. Brewer	Director

Thomas N. McCarter III	Director

/s/ MARY K. PENDERGAST Mary K. Pendergast	Director

Ernst Schweizer	Director

EXHIBIT INDEX*

Exhibit
Number	Description

10.16	Collaboration and License Agreement, dated as of June 29, 2001, by and between Hyseq, Inc. and Aurora Biosciences Corporation
10.17	Collaboration Agreement, dated as of August 21, 2001, by and between Hyseq, Inc. and Kirin Brewery Company, Ltd.
10.18	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, by and between Hyseq, Inc. and Deltagen, Inc.
10.20	Settlement Agreement, dated as of October 24, 2001, by and between Hyseq, Inc. and Affymetrix, Inc.
10.22	Product Development and Supply Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.
10.23	Product Solicitation Agreement, dated as of October 24, 2001, by and between N-Mer, Inc. and Affymetrix, Inc.

*	Only exhibits actually filed on this Form 10-K/A are listed. Exhibits previously filed on the Form 10-K, as amended, or incorporated by reference are set forth in the exhibit listing included in Item 14 of this Form 10-K/A. These exhibits were previously filed with the Commission as an Exhibit to the Company’s report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of these exhibits were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.