Form 10-Q/A
period 2002-03-31
HYSEQ INC
filed 2002-07-22
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A revises Note 5 of the Notes to the Consolidated Financial Statements and Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 that was originally filed on May 15, 2002 (the "Original Filing") to respond to comments we received from the Securities and Exchange Commission.

     This report revises the disclosure under Note 5 of the Notes to the Consolidated Financial Statements to disclose additional information with respect to our collaboration agreement with Amgen, including milestone and delay payments that we may be obligated to pay. This report also revises Exhibit 10.28 filed as an exhibit to the Original Filing to disclose additional portions of Exhibit 10.28 for which we had originally requested confidential treatment. Other than this amendment, the Notes to the Consolidated Financial Statements remain in the same form as initially filed.

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

     Under the collaboration agreement, we may be obligated to make a one-time milestone payment of $10 million upon obtaining regulatory approval for the collaboration product in a major market. If Amgen exercises its license option pursuant to the collaboration, we may, upon the occurrence of specified conditions, be obligated to make milestone payments in an aggregate amount of up to $40 million. The $10 million regulatory approval milestone payment is creditable against the $40 million aggregate milestone payments under the license agreement described above. We may also be obligated to pay Amgen an amount of up to $10 million in the event that a clinical trial is not timely commenced.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

4.11	Warrant to Purchase 1,491,544 Shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002(1)
10.28	Collaboration Agreement, dated of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.(2)
10.29	Warrant Purchase Agreement, dated as of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.(1)

(1)	Previously filed as an exhibit to and incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of this exhibit were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.

     Reports on Form 8-K

DATE OF FILING	SUBJECT

January 11, 2002	Form 8-K, Item 5, collaboration by Amgen, Inc. and Hyseq Pharmaceuticals to develop and commercialize alfimeprase for the treatment of peripheral arterial occlusions and other cardiovascular indications.
January 28, 2002	Form 8-K, Item 5, collaboration by Intel Corporation and Callida Genomics to develop technology for the detection, identification, and analysis of DNA or other biomolecules.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyseq, Inc. (Registrant) d/b/a Hyseq Pharmaceuticals, Inc.

By:	/s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: July 22, 2002

EXHIBIT INDEX

Exhibit Number	Description

4.11	Warrant to Purchase 1,491,544 Shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002(1)
10.28	Collaboration Agreement, dated of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.(2)
10.29	Warrant Purchase Agreement, dated as of January 8, 2002, by and between Hyseq, Inc. and Amgen, Inc.(1)

(1)	Previously filed as an exhibit to and incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of this exhibit were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.