Form 10-Q
period 2002-06-30
HYSEQ INC
filed 2002-08-14
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Yes [X]           No [   ]

COMMON STOCK OUTSTANDING ON AUGUST 7, 2002: 22,994,366

HYSEQ PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

ITEM 1. FINANCIAL STATEMENTS

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	JUNE 30,	DECEMBER 31,
	2002	2001

ASSETS
Current Assets:
Cash	$11,834	$12,329
Accounts receivable	363	53
Other current assets	2,694	3,919

Total Current Assets	14,891	16,301
Cash on deposit	1,606	1,606
Equipment, leasehold improvements and capitalized software, net	17,572	18,988
Patents, licenses and other assets, net	2,781	3,009

Total Assets	$36,850	$39,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,694	$3,210
Accrued professional fees	795	928
Line of credit	4,000	—
Other current liabilities	6,607	7,672
Deferred revenue	2,115	3,702
Current portion of capital lease and loan obligations	1,861	2,506

Total Current Liabilities	18,072	18,018
Noncurrent portion of capital lease and loan obligations	1,594	2,228
Other noncurrent liabilities	125	125
Note payable	4,000	4,000

Total Liabilities	23,791	24,371

Commitments and contingencies
Minority interest	—	112
Stockholders’ Equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 22,994,366 and 19,307,735 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	23	19
Additional paid-in capital	148,454	123,849
Deferred stock compensation	—	(53)
Accumulated deficit	(135,418)	(108,394)

Total stockholders’ equity	13,059	15,421

Total liabilities and stockholders’ equity	$36,850	$39,904

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30,

	2002	2001	2002	2001

Contract revenues	$6,661	$5,981	$11,893	$11,649

Operating expenses:
Research and development	10,740	11,130	31,754	20,182
General and administrative	3,165	3,200	6,223	6,202
Restructuring	610	—	610	—

Total operating expenses	14,515	14,330	38,587	26,384

Loss from operations	(7,854)	(8,349)	(26,694)	(14,735)

Interest income	40	116	70	179
Interest expense	(254)	(194)	(512)	(550)

Net loss before minority interest	(8,068)	(8,427)	(27,136)	(15,106)

Loss attributable to minority interest	—	—	112	—

Net loss	$(8,068)	$(8,427)	$(27,024)	$(15,106)

Basic and diluted net loss per share	$(0.37)	$(0.55)	$(1.32)	$(1.04)

Shares used in computing basic and diluted net loss per share	22,055	15,369	20,399	14,558

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

NET CASH USED IN OPERATING ACTIVITIES	(16,277)	(11,256)

Cash flows from investing activities:
Purchases of property and equipment	(1,630)	(4,417)
Proceeds from sale of fixed assets	38	—

NET CASH USED IN INVESTING ACTIVITIES	(1,592)	(4,417)

Cash flows from financing activities:
Payment on capital lease and loan obligations	(1,279)	(1,161)
Proceeds from drawdown on line of credit	4,000	20,000
Proceeds from issuance of common stock, net of issuance costs	14,266	—
Proceeds from issuance of common stock upon exercise of options/ESPP	387	476

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,374	19,315

Net increase (decrease) in cash	(495)	3,642
Cash at beginning of period	12,329	2,699

Cash at end of period	$11,834	$6,341

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Hyseq, Inc. d/b/a Hyseq Pharmaceuticals, Inc. (“Hyseq,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2001 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Per share data

     The per share data for the three and six months ended June 30, 2002 excludes 614,298 shares of common stock issued to our Chairman and senior management as part of a private placement in the third quarter of 2001. The Company’s stockholders were asked to ratify these additional shares at the Company’s 2002 annual meeting of stockholders on August 6, 2002. These shares are excluded from weighted-average shares outstanding in the earning per share calculation.

3. Segment Information

     In October 2001, the Company created majority-owned subsidiary Callida Genomics, Inc. to develop and commercialize the Company’s sequencing-by-hybridization (SBH) technology, including a high-speed DNA sequencing chip developed in collaboration with Affymetrix, Inc. Management has chosen to organize Callida as a separate entity to provide DNA analysis solutions useful to businesses engaged in the genomic sciences. This stands in contrast to the business goal of Hyseq Pharmaceuticals, which is to develop and market therapeutic drugs for the treatment of human diseases. The Company anticipates that in the future the two segments will grow in different business directions, requiring different skills of their key employees, different business practices, and exist within different regulatory environments.

     In the first quarter of 2002, the Company began reporting Callida as a separate segment for internal management reporting purposes. Total assets for Callida as of June 30, 2002 were $11.0 million, compared with $14.1 million as of December 31, 2001. There is no comparative data for the quarter ended June 30, 2001.

     During the second quarter, Callida received a $0.5 million upfront non-refundable license fee as part of a non-exclusive licensing arrangement with Agilent Technologies, Inc. The license gives Agilent access to Callida’s early microarray patent portfolio for commercial use in the field of non-universal DNA microarrays and provides Callida with potential running royalties from Agilent’s sales of such microarrays. During the second quarter Callida also received a second $0.15 million milestone payment from Intel Corporation as part of the cumulative $0.75 million in funding that Intel has agreed to provide as part of the collaboration with Callida to explore certain new technologies for biomolecule detection and identification.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION

	(in thousands)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2002			JUNE 30, 2002

	Hyseq	Callida	Total	Hyseq	Callida	Total

Contract revenues	$6,161	$500	$6,661	$11,378	$515	$11,893

Loss from operations	(6,733)	(1,121)	(7,854)	(24,001)	(2,693)	(26,694)

Net loss	$(6,947)	$(1,121)	$(8,068)	$(24,331)	$(2,693)	$(27,024)

4. Restructuring Charge

     During the quarter ended June 30, 2002, the Company recorded a restructuring charge of $0.6 million for personnel and severance costs due to our strategic restructuring concurrent with the agreement in May 2002 with BASF Plant Science to accelerate completion of our agricultural gene discovery collaboration with BASF. The strategic restructuring plan includes a total reduction of approximately 76 employees from research, operations and administration.

5. Private Placement

     On April 5, 2002, the Company completed a private placement with gross proceeds of approximately $15.0 million ($14.3 million, net of offering expenses). Under the terms of the financing, the Company sold 3,575,691 shares of newly issued common stock at $4.20 per share to accredited investors. The Company also issued warrants to the investors to purchase approximately 893,927 shares of common stock at $5.67 per share, a 35% premium to the per unit purchase price. The warrants are exercisable at any time through and including April 5, 2007. The securities were sold to accredited investors in a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     6. Collaboration with Amgen, Inc.

     The Company is currently focusing on the development of alfimeprase, an early stage clinical product candidate that it began developing in collaboration with Amgen, Inc. in January 2002. Alfimeprase is a thrombolytic agent that dissolves blood clots. It was originally identified through Amgen’s research program and is a novel recombinant derivative of fibrolase, a naturally occurring enzyme. Unlike other thrombolytic plasminogen activators, alfimeprase can directly and rapidly degrade the network of fibrin protein that captures red blood cells to form blood clots. The first target medical indication is Peripheral Arterial Occlusion (or PAO). In PAO, a clot blocks blood flow to a distant body part, usually in the leg. It is estimated that more than 100,000 cases of PAO are reported in the United States per year. Pre-clinical studies indicate that alfimeprase is a promising agent for dissolving clots (clot lysis), and may be particularly well suited for the PAO indication. An IND has been filed in the PAO indication and we initiated Phase I human studies for this indication in the second quarter of 2002. The Phase I trial is a multi-center, open-label, dose-escalation study to evaluate alfimeprase’s safety and pharmacokinetics that will be conducted in twenty patients across six centers in the United States. If the early safety profile of alfimeprase is acceptable after the phase I study, alfimeprase will proceed to phase II human studies in 2003 to gather additional safety data and to evaluate preliminary efficacy and dosages, to be followed by phase III studies to provide the statistical proof of efficacy and safety required by regulatory agencies.

     Under the terms of the collaboration agreement with Amgen, the Company will lead development and be responsible for all clinical development activities, while Amgen will be responsible for manufacturing activities. Amgen will have the option to lead commercialization efforts in which both companies may participate. The Company will fund all development costs up to an agreed amount, after which costs as well as eventual profits will be shared equally. The Company can terminate the agreement at any time with notice. For a limited time period, Amgen may opt out of the collaboration by converting it to an exclusive licensing arrangement. Amgen also has the right to terminate the agreement if we do not begin human clinical trials within a certain time period upon our uncured material breach or material default, or upon a materially adverse clinical development, or upon our bankruptcy. In January of 2002, the Company recorded a $10.0 million non-cash charge as research and development expense for the fair value of warrants granted to Amgen under the terms of the collaboration. No cash has changed hands to date under the agreement.

     Research and development expenses for the second quarter of 2002 for the Alfimeprase project were $0.7 million, and research and development expenses for the six months ended June 30, 2002 were $1.0 million.

     The Company expects research and development costs for our Alfimeprase clinical studies to be approximately $3.0 million in 2002. We expect our research and development expenses to increase substantially in 2003 and beyond if the Company proceeds beyond Phase I clinical trials with Alfimeprase. It is not unusual for the clinical development of these types of products to take in excess of 5 years and to cost well in excess of $100 million. The time and cost of completing the clinical development of any product candidate will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of this product candidate.

7. Recent Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

8. Subsequent Events

     The Company held its Annual Meeting of Stockholders on August 6, 2002. A quorum was present at that meeting and all six proposals in our 2002 proxy were approved or ratified by a majority of the shares that were represented at the meeting and entitled to vote: (1) each nominee for Director, Dr. George B. Rathmann and Mr. Thomas N. McCarter, III, was elected; (2) the 2002 Equity Incentive Plan was adopted; (3) the sale and issuance of 644,298 shares of our common stock, and warrants to purchase 322,149 shares of our common stock, including issuance of our common stock upon exercise of the warrants, to some of our officers and directors as part of the private placement in August 2001 was ratified; (4) the option grant of 1,000,000 shares to Dr. Rathmann as our Chairman in August 2001 was ratified; (5) the issuance of securities to Dr. Rathmann in repayment of amounts owing, from time to time, under his $20.0 million line of credit to the Company, was approved; and (6) the selection of KPMG LLP as our independent auditors for the fiscal year 2002 was ratified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or “SEC.” Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

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

     We believe our signature-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (or SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences and have the potential to develop a significant pipeline of product candidates for research and development. Previously, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics, cloning, and early stage research activities to prioritize potential therapeutic protein candidates. As of August 7, 2002, we had filed patent applications on approximately 10,000 full-length human gene sequences. We are accelerating our research activities to elucidate the role of novel genes in our proprietary database, their encoded proteins and corresponding antibodies. Our database includes chemokines, growth factors, stem cell factors, interferons, integrins, proteases, hormones, receptors and other potential protein therapeutics or drug targets. Our focused bioinformatics and screening capabilities have significantly enhanced our understanding of the biological activity of these genes and their corresponding proteins, enabling us to file strategic patent applications that encompass both composition of matter and method of use claims.

     We are primarily focused on discovering and developing therapeutic protein-based products, as we believe that naturally occurring therapeutic proteins have several commercial advantages over small molecule drugs.

     In the near term, we are balancing the risks in developing therapeutics from our full-length gene database by also focusing on an early stage clinical product candidate acquired through collaboration with Amgen, Inc. We entered into this collaboration in January 2002, with the goal of developing and commercializing alfimeprase, a thrombolytic enzyme, for the treatment of peripheral arterial occlusion (or PAO) and other cardiovascular indications. Pre-clinical studies suggest that alfimeprase is a promising agent for dissolving blood clots (clot lysis) and may be well suited for the PAO indication. In June of 2002 we initiated Phase I clinical trials in a multi-center, open-label, dose-escalation study to evaluate alfimeprase’s safety and pharmacokinetics, to be conducted in 20 patients across six centers in the United States.

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. Revenues were $6.7 million and $11.9 million for the three and six months ended June 30, 2002, respectively, compared to $6.0 million and $11.6 million for the same periods in 2001. BASF contract revenues were $5.5 million and $9.7 million for the three and six months ended June 30, 2002, respectively, compared to $5.6 million and $10.9 million during the three and six months ended June 30, 2001, reflecting the fact that we processed clones slightly above contractual levels in 2001. In May 2002, Hyseq and BASF announced an agreement to accelerate completion of our agricultural gene discovery collaboration, which will advance our final BASF revenue recognition to approximately January 31, 2003.

     Revenues earned during the three and six months ended June 30, 2002 also included $0.5 million and $1.2 million amortization of a $4.0 million license payment received from Affymetrix in October 2001 at the time of settlement of our outstanding litigation and the creation of our majority-owned subsidiary Callida Genomics (“Callida”). Affymetrix’s payment was made in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal gene array field. This license payment will continue to be amortized as revenue as Callida utilizes its cash in conducting research & development efforts. As of June 30, 2002, $2.0 million of this license payment remains as deferred revenue.

     Revenues earned during the three months ended June 30, 2002 also included a one-time upfront non-refundable license payment of $0.5 million that Callida received as part of a non-exclusive license agreement with Agilent technologies.

     Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues and operating results. We expect revenues for 2003 to be reduced substantially as a result of the accelerated completion of our collaboration with BASF Plant Science.

Operating Expenses

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $14.5 million and $38.6 million for the three and six months ended June 30, 2002, respectively, compared to $14.3 million and $26.4 million for the same periods in 2001.

     Our research and development expenses increased to $10.7 million and $31.8 million during the three and six months ended June 30, 2002, respectively, from $11.1 million and $20.2 million during the same periods in 2001. Our increased research and development expenses were due mainly to a $10.0 million non-cash charge for the fair value of warrants granted to Amgen, Inc. in the first quarter as we began our collaboration to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusion (PAO) and other indications. Due to the addition of laboratory and office space leased in April 2001, rent expense increased to $2.7 million and $5.4 million during the three and six months ended June 30, 2002, respectively, compared to $1.8 million and $2.7 million during the same period last year. Offsetting these increases were lower supply expenses resulting from the early completion of our collaboration with BASF Plant Science according to an agreement signed in May 2002, as well as lower personnel costs from the associated reduction in force. In addition, we recorded cost recoveries from Kirin Brewery, Ltd and Intel Corporation in connection with our research collaborations, and lower payments to our collaboration partners University of California, San Francisco and Aurora Biosciences Corporation.

     Our general and administrative expenses were the same at $3.2 million and $6.2 million during the three and six months ended June 30, 2002, respectively, compared with $3.2 million and $6.2 million during the same periods in 2001. Lower outside Legal expenses resulting from the settlement of all outstanding litigation with Affymetrix late in 2001 were offset by higher cost of internal patent attorney and patent writer headcount.

     During the quarter ended June 30, 2002, we recorded a restructuring charge of $0.6 million for personnel severance costs due to strategic restructuring concurrent with an agreement with BASF Plant Science to accelerate completion of our agricultural gene discovery collaboration. The strategic restructuring plan includes a total reduction of approximately 76 employees in research, operations and administration. We expect savings in operating expenses attributable to this restructuring to be approximately $7.3 million on an annualized basis.

     We expect operating expenses during the remainder of 2002 to decrease as a result of our agreement with BASF Plant Science to accelerate completion of our collaboration, and our other cost control efforts including a partial hiring freeze, a freeze on capital expenditures, delay of our facilities expansion plans, and deferral of as many of our contractual financial commitments as possible. These savings will be partially offset by higher costs of outside clinical research services for Phase I clinical trials for alfimeprase in the third quarter.

Interest Income and Expense

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. Our net interest expense was $0.2 million and $0.4 million during the three and six months ended June 30, 2002, respectively, compared with $0.1 million and $0.4 million during the same periods in 2001. The change in net interest expense was due to interest on our $4.0 million loan from Affymetrix.

Net Loss

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. Since our inception, we have incurred operating losses, and as of June 30, 2002 we had an accumulated deficit of $135.4 million. The Company incurred a net loss for the three and six months ended June 30, 2002 of $8.1 million and $27.0 million, respectively, compared to a net loss of $8.4 million and $15.1 million in the same periods of 2001. This change in net loss resulted primarily from our continued research and development of our biopharmaceutical product candidates, and from the $10.0 million non-cash charge for the fair value of warrants granted to Amgen Inc. in the first quarter of 2002, as part of our collaboration to develop and commercialize alfimeprase. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our potential biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash on Deposit

     As of June 30, 2002, we had $11.8 million in cash. This amount reflects a net decrease of $0.5 million from the $12.3 million in cash we had as of December 31, 2001.

     In addition, we have $1.6 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with a facility lease. Provided that our landlord agrees, the letter of credit and the cash collateralizing it may be reduced by $0.5 million per year in July 2002, July 2003, and July 2004. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

     Our primary source of liquidity is cash from financing activities and cash received from collaborations. We generated cash of $17.4 million and $19.3 million from financing activities, and cash of $11.6 million and $11.3 million from collaborations in the first six months of 2002 and 2001, respectively. On April 5, 2002, we completed a private placement with gross proceeds of approximately $15.0 million ($14.3 million, net of offering expenses). Cash inflows from the accelerated completion schedule agreed to by Hyseq and BASF Plant Science in May 2002 will be $5.3 million on September 30, 2002, $5.3 million on December 31, 2002, and $2.0 million on January 31, 2003, provided Hyseq continues to meet its deliverables under the terms of the revised collaboration agreement. Other than net cash inflows in connection with our BASF collaboration, we do not anticipate receiving significant net cash inflows from any projects during the foreseeable future.

     Our primary use of cash has been to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $16.3 million and $11.3 million for operating activities, and cash of $1.6 million and $4.4 million to acquire capital equipment and make leasehold improvements in the first six months of 2002 and 2001, respectively. The decrease for capital equipment and leasehold improvements is due to deferral of our facilities expansion plans. We expect operating expenses during the remainder of 2002 to decrease moderately, and we will need additional funding in 2003 in order to continue our biopharmaceutical research efforts and execution of clinical trials for alfimeprase. If we do not obtain adequate financing or collaboration receipts in a timely manner, this could significantly harm our business, financial condition, and results of operations, and may require us to delay and scale back one or more of our research or development programs, or relinquish greater rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our business, financial condition, and operating results.

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

Cash Used in Operating Activities

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. The amount of net cash used in operating activities was $16.3 million during the six months ended June 30, 2002, increasing from $11.3 million used during the same period of 2001. The increase in cash used by operating activities was due primarily to higher research and development costs resulting from our biopharmaceutical development efforts and Phase I clinical trials for alfimeprase, partially offset by lower supplies expense resulting from our early completion of our collaboration with BASF Plant Science according to an agreement signed in May 2002, as well as lower personnel costs from the associated reduction in force. Hyseq also received cash of $0.3 million, $0.5 million, and $0.5 million from Kirin Brewery, Ltd., Intel Corporation, and Agilent Technologies, respectively, in connection with our research collaborations, and made lower payments to our collaboration partner University of California, San Francisco.

Cash Provided by (Used in) Investing Activities

     Our investing activities consisted primarily of capital expenditures.

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. Net cash used in investing activities was $1.6 million during the six months ended June 30, 2002, compared to $4.4 million during the same period of 2001. The decrease was primarily due to a freeze on new capital equipment and leasehold improvement expenditures during 2002. We expect net cash used in investing activities to stay at low levels for the foreseeable future.

Cash Provided by Financing Activities

     Comparison of the Three and Six Months Ended June 30, 2002 and 2001. Net cash provided by financing activities for the first six months of 2002 was $17.4 million compared to $19.3 million for the same period of 2001.

     On April 5, 2002, we completed a private placement with gross proceeds of approximately $15.0 million ($14.3 million, net of offering expenses).

     In August 2001, we received a commitment from Dr. Rathmann to provide a second line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. The promissory note issued pursuant to the line of credit is convertible by mutual agreement by us and Dr. Rathmann into either (a) that number of shares of our common stock as shall equal the quotient obtained by dividing the aggregate principal and interest then outstanding under the note (i) by the average closing price of our common stock on the Nasdaq National Market as reported in The Wall Street Journal for the twenty trading days ending on the second trading day immediately prior to the day of such conversion or, (ii) in connection with an offering of our equity securities, by the per share price of the common stock at which such equity securities shall be offered for sale by us or (b) if within one month of the closing of any equity financing by us for aggregate gross proceeds in excess of $10,000,000, the same equity securities issued by us in the financing, at the same purchase price, with the same exercise price, if any, at the same discount, if any, and otherwise on substantially the same terms and conditions. In February 2002, we drew down $4.0 million under the line of credit. The balance available for drawdown by us under this second line of credit as of June 30, 2002 was $16.0 million.

     The comparable period in 2001 included a $20.0 million drawdown of the first of two lines of credit extended to us by Dr. Rathmann, which was subsequently converted to shares of our common stock. In November 2000, we received a commitment from our Chairman to provide a first line of credit of up to $20.0 million in aggregate principal amount, secured by a promissory note and available for draw down through November 29, 2002. Amounts outstanding under the line of credit were to bear interest at prime plus 1% and would be payable in 48 equal monthly installments beginning upon the expiration date of November 30, 2002. The promissory note issued pursuant to such line of credit was convertible, only at our option, into shares of our common stock at fair market value on the day we elected such conversion. In March 2001, we completed the draw down of the balance of the $20.0 million available under the line of credit and paid off the outstanding principal balance in shares of our common stock as provided in the agreement. As a consequence, we issued 2,237,637 shares of common stock to our Chairman in satisfaction of $20.0 million in outstanding principal under the line of credit.

     In the first six months of 2002, principal payments of capital leases and loan obligations were $1.3 million compared to the same period last year at $1.2 million. Proceeds from the issuance of common stock upon the exercise of stock options and the Employee Stock Purchase Plan were $0.4 million, compared to $0.5 million during the first six months of 2001.

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

     We intend to seek additional funding through collaborations or other strategic transactions and public or private equity or debt financings. We have financed our operations since inception primarily through the sale of equity securities, and revenue from corporate collaborations. We have not generated royalty revenues from product sales, and do not expect to receive significant revenues from royalties in the foreseeable future, if ever.

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

     Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in our facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	Affymetrix’ ability to declare all outstanding principal and interest under our $4.0 million promissory note held by it immediately due and payable in the event that our market capitalization falls below $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and our obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization;

•	our ability to use our common stock to repay our outstanding note to Affymetrix (including upon any acceleration of amounts owing) and our line of credit with our Chairman;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

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

     Our biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates from our own portfolio have advanced to Phase I clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and efficacious to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

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

The Success of Our Business Depends on Patents and Other Proprietary Information

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have twelve issued patents relating to our gene and protein discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

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

     We may also seek to grow through acquisitions. The integration of companies that have previously operated separately involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of our management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	potential adverse effects on operating results; and

•	potential adverse impact on funding requirements.

     If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages, cost savings and other benefits. Our inability to manage growth effectively, including through successful integration of acquisitions, could significantly harm our business, financial condition and operating results.

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

Future Sales of Our Common Stock May Depress Our Stock Price

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of August 7, 2002, we had 22,994,366 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of August 7, 2002, our affiliates held 4,384,988 shares of our common stock and non- affiliates held 543,027 unregistered shares of our common stock, which are transferable pursuant to Rule 144 as promulgated under the Securities Act of 1933, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

     As of August 7, 2002, warrants to purchase 3,905,840 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act of 1933, we have registered approximately 5,605,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 1,443,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of August 7, 2002, 429,540 of the 1,443,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act of 1933, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, we intend to register these shares on a registration statement on Form S-8 under the Securities Act of 1933. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

     As of August 7, 2002, 2,339,983 shares of our common stock were issuable upon repayment of our note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization falls below $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired. Moreover, we have registered the resale of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock and the possibility of this occurrence may also affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

Our Subsidiary Callida Genomics, Inc. May Not Be Able to Raise Third Party Financing

     In October 2001, we formed Callida Genomics, Inc. to develop and commercialize our SBH technology. We recognize 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial majority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and Hyseq. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may abandon their projects or bear the costs of financing Callida ourselves, which will divert our resources from other biopharmaceutical projects.

We Have a History of Operating Losses and May Never Be Profitable

     For the years ended December 31, 2001, 2000 and 1999, we had net losses of $36.5 million, $22.3 million and $18.5 million, respectively. As of June 30, 2002, we had an accumulated deficit of $135.4 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

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

     Our executive officers and directors, including Dr. Rathmann, beneficially own, in the aggregate, approximately 27.2% of our common stock outstanding as of August 7, 2002, and Dr. Rathmann beneficially owns approximately 24.0% of our common stock outstanding as of August 7, 2002. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. If they act together, these stockholders will be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

We are at risk of having our stock delisted from the Nasdaq National Market, which could have a material adverse impact on our stock price, the market for our stock and our ability to raise capital

     Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and, beginning in November 2002, minimum stockholders’ equity of $10 million. For the period commencing on January 1, 2002 through July 31, 2002, the high and low closing sales price of our common stock as reported by the Nasdaq National Market was $8.65 and $1.75, respectively. If our stock price were to decline to below one dollar per share, The Nasdaq Stock Market may take action to have our common stock delisted from the Nasdaq National Market. In addition, as of June 30, 2002, we had shareholders’ equity of $13.1 million. If we do not continue to satisfy the $10.0 million shareholders’ equity requirement and the other applicable continued listing requirements, our common stock may be delisted from the Nasdaq National Market. If this were to happen, it would be more difficult to purchase or sell our common stock or obtain accurate quotations as to the price of the securities, and the price of our common stock could suffer a material decline. In addition, any such delisting could have a materially adverse affect our access to the capital markets, and the limited liquidity of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to changes in interest rates in our cash, which are held primarily in money market accounts which earn interest at variable rates. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

     We also have exposure to changes in interest rates in our line of credit with our Chairman, which bears interest at the prime rate plus one percent. See Note 2 of Notes to Condensed Consolidated Financial Statements. Our interest rate exposure is mitigated by our ability to repay amounts outstanding under the line of credit with our common stock.

     Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days. Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest. Changes in interest rates do not affect our note payable as it bears fixed rate of interest.

     There were no significant changes in our market risk exposures through the second quarter 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 5, 2002, we completed a private placement of common stock and warrants for aggregate gross proceeds of approximately $15.0 million ($14.3 million, net of offering expenses). Under the terms of the financing, we sold 3,575,691 shares of newly issued common stock at $4.20 per share to accredited investors. We also issued warrants to the investors to purchase approximately 893,927 million shares of common stock at $5.67 per share, a 35% premium to the per unit purchase price. The warrants are exercisable at any time from October 5, 2002 through and including April 5, 2007. The exercise price of the warrants is subject to adjustment in the event of stock dividends, stock splits and other pro rata issuances, and price-based anti-dilution adjustment on a weighted average basis, subject to exceptions set forth in the warrants. The securities were sold to accredited investors in a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits —

Exhibit Number	Description

4.1	Form of Warrant, dated as of April 5, 2002.*

10.1	Securities Purchase Agreement, dated as of April 5, 2002, by and among Hyseq, Inc. and the investors party thereto.*

10.2	Registration Rights Agreement, dated as of April 5, 2002, by and among Hyseq, Inc. and the investors party thereto.*

*	Incorporated by reference to our Registration Statement filed on Form S-3, File No. 333-90458, filed on June 14, 2002.

Reports on Form 8-K

DATE OF FILING	SUBJECT

April 9, 2002	Form 8-K, Item 5, Hyseq announces completion of a private placement from which the company received gross proceeds of approximately $15.0 million.

May 16, 2002	Form 8-K, Item 5, Hyseq and BASF Plant Science announce agreement to accelerate the completion of their collaboration to discover and develop agriculturally based genes, and Hyseq announces an internal restructuring in order to align its workforce with the company’s focus on developing pharmaceuticals.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyseq, Inc. (Registrant) d/b/a Hyseq Pharmaceuticals, Inc.

By:	/s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: August 14, 2002