Form 10-Q
period 2002-09-30
HYSEQ INC
filed 2002-11-08
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes [X]          No [   ]

COMMON STOCK OUTSTANDING ON OCTOBER 31, 2002: 23,035,854

HYSEQ PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

ITEM 1. FINANCIAL STATEMENTS

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

ASSETS
Current Assets:
Cash	$4,272	$12,329
Accounts receivable	183	53
Other current assets	7,558	3,919

Total Current Assets	12,013	16,301
Cash on deposit	1,106	1,606
Equipment, leasehold improvements and capitalized software, net	16,357	18,988
Patents, licenses and other assets, net	2,667	3,009

Total Assets	$32,143	$39,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,425	$3,210
Accrued professional fees	808	928
Line of credit	4,000	—
Other current liabilities	5,217	7,672
Deferred revenue	1,204	3,702
Current portion of capital lease and loan obligations	1,510	2,506

Total Current Liabilities	15,164	18,018
Noncurrent portion of capital lease and loan obligations	1,289	2,228
Other noncurrent liabilities	—	125
Note payable	4,000	4,000

Total Liabilities	20,453	24,371

Commitments and contingencies:
Minority interest	—	112
Stockholders’ Equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 23,035,854 and 19,307,735 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	23	19
Additional paid-in capital	148,547	123,849
Deferred stock compensation	(18)	(53)
Accumulated deficit	(136,862)	(108,394)

Total stockholders’ equity	11,690	15,421

Total liabilities and stockholders’ equity	$32,143	$39,904

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Contract revenues	$11,022	$5,872	$22,915	$17,522

Operating expenses:
Research and development	9,131	11,350	40,885	31,532
General and administrative	2,879	3,602	9,102	9,805
Restructuring	—	825	610	825

Total operating expenses	12,010	15,777	50,597	42,162

Loss from operations	(988)	(9,905)	(27,682)	(24,640)

Gain/(loss) on sale or disposal of fixed assets	(47)	—	(34)	—
Interest income	13	38	70	217
Interest expense	(422)	(141)	(934)	(692)

Net loss before minority interest	(1,444)	(10,008)	(28,580)	(25,115)

Loss attributable to minority interest	—	—	112	—

Net loss	$(1,444)	$(10,008)	$(28,468)	$(25,115)

Basic and diluted net loss per share	$(0.06)	$(0.59)	$(1.34)	$(1.64)

Shares used in computing basic and diluted net loss per share	22,767	16,911	21,197	15,351

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

NET CASH USED IN OPERATING ACTIVITIES	(23,510)	(18,956)

Cash flows from investing activities:
Purchases of property and equipment	(1,865)	(7,504)
Proceeds from sale of fixed assets	53	—

NET CASH USED IN INVESTING ACTIVITIES	(1,812)	(7,504)

Cash flows from financing activities:
Payment on capital lease and loan obligations	(1,935)	(1,630)
Proceeds from release of cash on deposit	500	500
Proceeds from drawdown on line of credit	4,000	—
Proceeds from issuance of common stock, net of issuance costs	14,267	40,744
Proceeds from issuance of common stock upon exercise of options/ESPP	433	681

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,265	40,295

Net increase (decrease) in cash	(8,057)	13,835
Cash at beginning of period	12,329	2,699

Cash at end of period	$4,272	$16,534

See accompanying notes to condensed consolidated financial statements.

HYSEQ PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

2. Segment Information

In October 2001, the Company created majority-owned subsidiary Callida Genomics, Inc. to develop and commercialize the Company’s sequencing-by-hybridization (SBH) technology, including a high-speed DNA sequencing chip developed in collaboration with Affymetrix, Inc. Management has chosen to organize Callida as a separate entity to provide DNA analysis solutions useful to businesses engaged in the genomic sciences. This stands in contrast to the business goal of Hyseq Pharmaceuticals, which is to develop and market therapeutic drugs for the treatment of human diseases. The Company anticipates that in the future the two segments will grow in different business directions, will require different skills of their key employees and different business practices, and will exist within different regulatory environments.

In the first quarter of 2002, the Company began reporting Callida as a separate segment for internal management reporting purposes. Total assets for Callida were $9.2 million and $14.1 million, as of September 30, 2002 and December 31, 2001, respectively. There is no comparative data for the quarter ended September 30, 2001.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION
(in thousands)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2002			SEPTEMBER 30, 2002

	Hyseq	Callida	Total	Hyseq	Callida	Total

Contract revenues	$11,022	$—	$11,022	$22,400	$515	$22,915

Loss from operations	625	(1,613)	(988)	(23,375)	(4,307)	(27,682)

Net income/(loss)	$169	$(1,613)	$(1,444)	$(24,161)	$(4,307)	$(28,468)

3. Collaboration with Amgen, Inc.

The Company is currently focusing on the development of alfimeprase, an early stage clinical product candidate that it began developing in collaboration with Amgen, Inc. in January 2002. Alfimeprase is a thrombolytic agent that dissolves blood clots. It was originally identified through Amgen’s research program and is a novel recombinant derivative of fibrolase, a naturally occurring enzyme. Unlike other thrombolytic plasminogen activators, alfimeprase can directly and rapidly degrade the network of fibrin protein that captures red blood cells to form blood clots. The first target medical indication is Peripheral Arterial Occlusion (or PAO). In PAO, a clot blocks blood flow to a distant body part, usually in the leg. It is estimated that more than 100,000 cases of PAO are reported in the United States per year. Pre-clinical studies indicate that alfimeprase is a promising agent for dissolving clots (clot lysis), and may be particularly well suited for the PAO indication. An IND has been filed in the PAO indication and the Company initiated Phase I human studies for this indication in the second quarter of 2002. The Phase I trial is a multi-center, open-label, dose-escalation study to evaluate alfimeprase’s safety and pharmacokinetics that is being conducted in twenty patients across approximately eight centers in the United States. If the early safety profile of alfimeprase is acceptable after the phase I study, alfimeprase will proceed to phase II human studies in 2003 to gather additional safety data and to evaluate preliminary efficacy and dosages, to be followed by phase III studies to provide the statistical proof of efficacy and safety required by regulatory agencies.

    Under the terms of the collaboration agreement with Amgen, the Company will lead development and be responsible for all clinical development activities, while Amgen will be responsible for manufacturing activities. Amgen will have the option to lead commercialization efforts in which both companies may participate. The Company will fund all development costs up to an agreed amount, after which costs as well as eventual profits will be shared equally. The Company can terminate the agreement at any time with notice. For a limited time period, Amgen may opt out of the collaboration by converting it to an exclusive licensing arrangement. Amgen also has the right to terminate the agreement if we do not begin human clinical trials within a certain time period upon our uncured material breach or material default, or upon a materially adverse clinical development, or upon our bankruptcy. In January of 2002, the Company recorded a $10.0 million non-cash charge as research and development expense for the fair value of warrants granted to Amgen under the terms of the collaboration, as determined using the Black-Scholes option pricing model. No cash has changed hands to date under the agreement.

    Research and development expenses for the third quarter of 2002 for the Alfimeprase project were $0.9 million, and research and development expenses for the nine months ended September 30, 2002 were $1.9 million.

    The Company expects research and development costs for our Alfimeprase clinical studies to be approximately $3.0 million in 2002. The Company expects its research and development expenses to increase substantially in 2003 and beyond if the Company proceeds beyond Phase I clinical trials with Alfimeprase. It is not unusual for the clinical development of these types of products to take in excess of 5 years and to cost well in excess of $100 million. The time and cost of completing the clinical development of any product candidate will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, the Company is unable to estimate the length of time or the costs that will be required to complete the development of this product candidate.

4. Lease Amendment

    In August 2002 the Company and its landlord entered into an amendment of its lease on the property at 985 Almanor Ave. The amendment provides for a rent deferral of approximately $4.9 million over the next three years, retroactive to June 1, 2002. The deferred rent liability will be forgiven if the Company completes its planned building improvements, which are budgeted for at least $9.8 million, by May 31, 2005. Otherwise the Company will be required to repay the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of $0.1 million. Other terms of the amendment include extending the term of the Company’s existing $4 million letter of credit until the end of the lease term, and early reinstatement of the original rental rates if the Company raises $75 million in cash as a result of a single public or private offering, with the amount of rent deferred up to that date coming due immediately. In addition, Dr. Rathmann agreed to continue his existing $1.5 million guarantee of the Company’s obligations under the lease for three years.

    Until the Company completes the building improvements, the Company will record a deferred rent liability recalculated on a straight-line basis for the remainder of the lease term beginning on the amendment date of June 1, 2002, including the additional rent payments of $0.1 million in the calculation. At such time as the Company completes the building improvements and receives the rental credits, the Company will again recalculate on a straight-line basis the rental payments over the remaining term of the lease, including the rental credits.

5. Employment Agreement

    In January 2001, the Company entered into an employment agreement with an officer and director of the Company. Pursuant to the employment agreement, the officer was granted an option to purchase 500,000 shares of common stock as an inducement to become an employee of the Company. Of the 500,000 shares, the officer was granted (i) an option under the Company’s 1995 Employee Stock Option Plan to purchase 31,840 shares at an exercise price of $12.56 per share, the fair market value on the date of grant as determined under the 1995 Plan, which shares become exercisable in four equal annual installments commencing one year after the date of grant, and (ii) an option to purchase 468,160 shares at an exercise price of $12.50 per share, the closing price on the date of grant, of which 150,000 shares became exercisable immediately and the remainder become exercisable in four equal annual installments commencing one year after the date of grant. These option agreements provide for the acceleration of vesting of options upon certain specified events.

    Also pursuant to the employment agreement, the Company entered into a loan agreement with the officer, whereby the officer may borrow up to $2.0 million from the Company. The employment agreement also provided that, at any time following his first year of employment but before the third anniversary of beginning his employment, this officer may forfeit the option to purchase 150,000 of the 500,000 shares of the option granted to him in exchange for $2.0 million plus the accrued interest under the loan agreement, and the loan then becomes immediately due and payable. The Company accrued the guaranteed value of the 150,000 options of $2.0 million, recognized ratably as compensation expense over the service period of one year.

    In July 2002, pursuant to the loan agreement, the Company loaned the officer $2.0 million to repay a pre-existing loan from the Chairman to the officer that had been made February 1, 2001 in the amount of $2.0 million. The $2.0 million payment was made directly to the Chairman and is considered a loan from the Company to the officer under the same terms and conditions as the $2.0 million loan provided for in the officer's employment agreement. To record the loan, the Company reduced the $2.0 million previously accrued to zero. The interest rate on the loan is 5.07%, the lowest applicable federal interest rate in effect at the time the loan was originated. Interest accrues but is deferred and all interest and principal is due in January 2006.

6. Recent Accounting Pronouncements

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

7. Subsequent Events

    On October 1, 2002 the Company announced the collaboration of its Callida Genomics subsidiary with SurroMed, Inc. of Mountain View, California for the development of a high throughput universal genotyping system. The collaboration will be funded in part by a National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP) grant, providing approximately $3.2 million funding for Callida over three years.

    On October 21, 2002 the Company drew down an additional $2.0 million from our Chairman’s second line of credit to the Company.

    On October 25, 2002, the Company and its landlord entered into agreements to terminate the Company’s eleven-year lease of buildings at 225, 249 and 257 Humboldt Court, Sunnyvale, California (originally entered into June 23, 2000) and to grant the Company a six-month option to purchase these properties for a purchase price of $15.3 million. These agreements provide that the Company’s lease is terminated retroactively, effective as of October 1, 2002. The Company will pay a lease termination fee of $5.4 million (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit). Also, the Company will pay approximately $4.5 million for the option to purchase the building, which is creditable against the purchase price of the building if the option is ultimately exercised (of which $1.7 million is cash, $2.6 million is in the form of a six-month interest free promissory note guaranteed by Company’s Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 is in the form of warrants granted by the Company to the landlord). Also, the Company will pay additional option consideration of $95,000 per month commencing November 1, 2002 and ending when the option is exercised by the Company or April 30, 2003, whichever occurs first. The Company paid the entire lease termination and option fees on November 1, 2002. At the current time the Company has not decided whether it will exercise the purchase option.

    Termination of the original lease will result in a reduction of future rental commitments under operating leases of approximately $33 million, with an average reduction of $3.7 million per year. Upon the Company’s exercise of its option to purchase the properties, the option fee of approximately $4.5 million will be applied towards the $15.3 million purchase price of the properties. The remaining $10.8 million of the purchase price will be financed for five years by the landlord at an annual interest rate of 8.5% and is secured only by the properties (the “Purchase Note”). At the time of purchase, the $2.6 million Option Note will convert into a five-year note on the same terms as the Purchase Note. The Company will make monthly payments on the Notes in the amount of $107,901 collectively for five years, at which time the remaining principal balance will be due to the landlord. Upon exercise of the purchase option the guarantee of the Option Note by the Company’s Chairman will terminate and the Company will put in place a $2.6 million letter of credit.

    On November 1, 2002 the Company drew down an additional $4.0 million from our Chairman’s second line of Credit to the Company in connection the Company’s agreements with its landlord to terminate its lease for the Humboldt Court buildings, leaving a balance of $10.0 million available for draw down through August 5, 2003.

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

    We believe our signature-by-hybridization platform, which is related to our proprietary sequencing-by-hybridization (or SBH) technology, gives us a significant advantage in discovering novel, rarely-expressed genes. We believe we possess one of the most important proprietary databases of full-length human gene sequences and have the potential to develop a significant pipeline of product candidates for research and development. Previously, our activities have focused primarily on full-length gene sequencing, patenting, bioinformatics, cloning, and early stage research activities to prioritize potential therapeutic protein candidates. As of October 31, 2002, we had filed patent applications on approximately 10,000 predicted full-length human gene sequences, and had issued 17 gene-related patents. We are accelerating our research activities to elucidate the role of novel genes in our proprietary database, their encoded proteins and corresponding antibodies. Our database includes chemokines, growth factors, stem cell factors, interferons, integrins, proteases, hormones, receptors and other potential protein therapeutics or drug targets. Our focused bioinformatics and screening capabilities have significantly enhanced our understanding of the biological activity of these genes and their corresponding proteins, enabling us to file strategic patent applications that encompass both composition of matter and method of use claims.

    We are primarily focused on discovering and developing therapeutic protein-based products, as we believe that naturally occurring therapeutic proteins have several commercial advantages over small molecule drugs.

    In the near term, we are balancing the risks in developing therapeutics from our full-length gene database by also focusing on an early stage clinical product candidate acquired through collaboration with Amgen, Inc. We entered into this collaboration in January 2002, with the goal of developing and commercializing alfimeprase, a thrombolytic enzyme, for the treatment of peripheral arterial occlusion (or PAO) and other cardiovascular indications. Pre-clinical studies suggest that alfimeprase is a promising agent for dissolving blood clots (clot lysis) and may be well suited for the PAO indication. In June of 2002 we initiated Phase I clinical trials in a multi-center, open-label, dose-escalation study to evaluate alfimeprase’s safety and pharmacokinetics, to be conducted in 20 patients across approximately eight centers in the United States.

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of the Three and Nine Months Ended September 30, 2002 and 2001. Revenues were $11.0 million and $22.9 million for the three and nine months ended September 30, 2002, respectively, compared to $5.9 million and $17.5 million for the same periods in 2001. BASF contract revenues were $9.7 million and $19.4 million for the three and nine months ended September 30, 2002, respectively, compared to $5.6 million and $16.4 million during the three and nine months ended September 30, 2001. Higher BASF contract revenues reflect the fact that in May 2002, Hyseq and BASF announced an agreement to accelerate completion of our agricultural gene discovery collaboration to approximately January 31, 2003.

    Revenues earned during the three and nine months ended September 30, 2002 also included $0.8 million and $2.0 million amortization, respectively, of a $4.0 million license payment received from Affymetrix in October 2001 at the time of settlement of our outstanding litigation and the creation of our majority-owned subsidiary Callida Genomics (“Callida”). Affymetrix’s payment was made in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal gene array field. This license payment will continue to be amortized to revenue as Callida utilizes its cash in conducting research & development efforts. As of September 30, 2002, $1.2 million of this license payment remains as deferred revenue.

    Revenues earned during the three months ended September 30, 2002 also included a one-time upfront non-refundable license payment of $0.5 million received as part of a license agreement with Celera Diagnostics and the University of California, San Francisco. This license grants Celera non-exclusive access to the large-scale patient sample collection and accompanying clinical data associated with Hyseq’s collaboration with University of California, San Francisco, to elucidate the molecular genetics of cardiovascular disease.

    Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues and operating results. Revenues for 2003 will be reduced substantially as a result of the accelerated completion of our collaboration with BASF Plant Science, which we expect to occur in January 2003.

Operating Expenses

    Comparison of the Three and Nine Months Ended September 30, 2002 and 2001. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $12.0 million and $50.6 million for the three and nine months ended September 30, 2002, respectively, compared to $15.8 million and $42.2 million for the same periods in 2001.

    Our research and development expenses were $9.1 million and $40.9 million during the three and nine months ended September 30, 2002, respectively, compared with $11.4 million and $31.5 million during the same periods in 2001. The fluctuation in research and development expenses was due mainly to a $10.0 million non-cash charge for the fair value of warrants granted to Amgen, Inc. in the first quarter as we began our collaboration to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusion (PAO) and other indications. Due to the addition of laboratory and office space leased in April 2001, rent expense was $2.7 million and $8.1 million during the three and nine months ended September 30, 2002, respectively, compared to $2.7 million and $5.4 million during the same period last year. Offsetting these increases were lower supply expenses resulting from the acceleration of our collaboration with BASF Plant Science according to an agreement signed in May 2002, as well as lower personnel costs from the associated reduction in force. In addition, we recorded cost recoveries from Kirin Brewery, Ltd and Intel Corporation in connection with our research collaborations, and lower payments to our collaboration partners University of California, San Francisco and Aurora Biosciences Corporation.

    Our general and administrative expenses were $2.9 million and $9.1 million during the three and nine months ended September 30, 2002, respectively, compared with $3.6 million and $9.8 million during the same periods in 2001. Lower outside legal expenses resulting from the settlement of all outstanding litigation with Affymetrix late in 2001 were partially offset by higher cost of internal patent prosecution as we actively continue to prosecute and enforce our intellectual property rights. In addition, accrual of a $2.0 million loan for our President and CEO was completed in January 2002.

    We expect operating expenses during the remainder of 2002 to decrease as a result of our agreement with BASF Plant Science to accelerate completion of our collaboration, and as a result of our other cost control efforts including a partial hiring freeze, a freeze on capital expenditures, delay of our facilities expansion plans, and deferral of as many of our contractual financial commitments as possible. These savings will be partially offset by higher costs of outside clinical research services for Phase I clinical trials for alfimeprase in the fourth quarter.

Interest Income and Expense

    Comparison of the Three and Nine Months Ended September 30, 2002 and 2001. Our net interest expense was $0.4 million and $0.9 million during the three and nine months ended September 30, 2002, respectively, compared with $0.1 million and $0.5 million during the same periods in 2001. The change in net interest expense was due to interest on our $4.0 million loan from Affymetrix and the $4.0 million line-of-credit from our Chairman, as well as lower interest rates on interest earned on our bank balances. Partially offsetting this was lower interest expense on lower average capital lease balances.

Net Loss

    Comparison of the Three and Nine Months Ended September 30, 2002 and 2001. Since our inception, we have incurred operating losses, and as of September 30, 2002 we had an accumulated deficit of $136.9 million. The Company incurred a net loss for the three and nine months ended September 30, 2002 of $1.4 million and $28.5 million, respectively, compared to a net loss of $10.0 million and $25.1 million in the same periods of 2001. This change in net loss resulted primarily from our continued research and development of our biopharmaceutical product candidates, from accelerated completion of our collaboration with BASF Plant Sciences, and from the $10.0 million non-cash charge for the fair value of warrants granted to Amgen Inc. in the first quarter of 2002, as part of our collaboration to develop and commercialize alfimeprase. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our potential biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash on Deposit

    As of September 30, 2002, we had $4.3 million in cash. This amount reflects a net decrease of $8.1 million from the $12.3 million in cash we had as of December 31, 2001.

    In addition, we have $1.1 million in restricted cash on deposit as security for a $1.0 million letter of credit in conjunction with a facility lease. Provided that no default has occurred under the lease, the letter of credit and the cash collateralizing it may be reduced by $0.5 million per year in July 2003, and July 2004. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

    Our primary source of liquidity is cash from financing activities and cash received from collaborations. We generated cash of $17.3 million and $40.3 million from financing activities, and cash of $17.8 million and $16.9 million from collaborations in the first nine months of 2002 and 2001, respectively. Cash inflows from the accelerated completion schedule agreed to by Hyseq and BASF Plant Science in May 2002 will be $5.3 million on December 31, 2002, and $2.0 million on January 31, 2003, provided Hyseq continues to meet its deliverables under the terms of the revised collaboration agreement. Other than net cash inflows in connection with our BASF collaboration, we do not anticipate receiving significant net cash inflows from any projects during the foreseeable future.

    Our primary use of cash has been to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $23.5 million and $19.0 million for operating activities, and cash of $1.8 million and $7.5 million to acquire capital equipment and make leasehold improvements in the first nine months of 2002 and 2001, respectively. The decrease in cash used for capital equipment and leasehold improvements is due to deferral of our facilities expansion plans. While we expect operating expenses during the remainder of 2002 to continue to decrease moderately, we will need additional funding in 2003 in order to continue our biopharmaceutical research efforts and execution of clinical trials for alfimeprase. If we do not obtain adequate financing or collaboration receipts in a timely manner, this could significantly harm our business, financial condition, and results of operations, and may require us to delay and scale back one or more of our research or development programs, or relinquish greater rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our business, financial condition, and operating results.

Cash Used in Operating Activities

    The amount of net cash used in operating activities was $23.5 million during the nine months ended September 30, 2002, increasing from $19.0 million used during the same period of 2001. The increase in cash used by operating activities was due primarily to higher research and development costs resulting from our biopharmaceutical development efforts and Phase I clinical trials for alfimeprase, as well as payment of a $2.0 million loan to our President and CEO. These increases were partially offset by lower supplies and personnel spending resulting from the accelerated completion of our collaboration with BASF Plant Science according to an agreement signed in May 2002, and by lower rent payments for our 985 Almanor Avenue building as part of an agreement signed in September 2002 with our landlord to defer some rent amounts for three years, effective June 1, 2002.

    We received cash of $15.7 million from BASF Plant Science in the first nine months of 2002. We also received cash in the first nine months of $0.5 million, $0.6 million, $0.5 million and $0.5 million from Kirin Brewery, Ltd., Intel Corporation, Agilent Technologies, and Celera Diagnostics, respectively, in connection with research collaborations and license agreements, and made lower payments to our collaboration partner University of California, San Francisco.

    After the close of the quarterly period ending September 30, 2002 we and our landlord entered into agreements to terminate our eleven-year lease of buildings at 225, 249 and 257 Humboldt Court, Sunnyvale, California (originally entered into June 23, 2000) and to grant us a six-month option to purchase these properties for a purchase price of $15.3 million. These agreements provide that our lease is terminated retroactively, effective as of October 1, 2002. We will pay a lease termination fee of $5.4 million (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit). Also, we will pay approximately $4.5 million for the option to purchase the building, which is creditable against the purchase price of the building if the option is ultimately exercised (of which $1.7 million is cash, $2.6 million is in the form of a six-month interest free promissory note guaranteed by our Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 is in the form of warrants granted by us to the landlord). Also, we will pay additional option consideration of $95,000 per month commencing November 1, 2002 and ending when the option is exercised by our Company or April 30, 2003, whichever occurs first. We paid the entire lease termination and option fees on November 1, 2002. At the current time Hyseq has not decided whether it will exercise the purchase option.

    Termination of the original lease will result in a reduction of future rental commitments under operating leases of approximately $33 million, with an average reduction of $3.7 million per year. Upon the exercise of our option to purchase the properties, the option fee of approximately $4.5 million will be applied towards the $15.3 million purchase price of the properties. The remaining $10.8 million of the purchase price will be financed for five years by the landlord at an annual interest rate of 8.5% and is secured only by the properties (the “Purchase Note”). At the time of purchase, the $2.6 million Option Note will convert into a five-year note on the same terms as the Purchase Note. We will make monthly payments on the Notes in the amount of $107,901 collectively for five years, at which time the remaining principal balance will be due to the landlord. Upon exercise of the purchase option the guarantee of the Option Note by our Chairman will terminate and we will put in place a $2.6 million letter of credit.

Cash Provided by (Used in) Investing Activities

    Our investing activities consisted primarily of capital expenditures.

    Net cash used in investing activities was $1.8 million during the nine months ended September 30, 2002, compared to $7.5 million during the same period of 2001. The decrease was primarily due to a freeze on new capital equipment and leasehold improvement expenditures during 2002. We expect net cash used in investing activities to stay at low levels for the foreseeable future.

Cash Provided by Financing Activities

    Net cash provided by financing activities for the first nine months of 2002 was $17.3 million compared to $40.3 million for the same period of 2001.

    On April 5, 2002, we completed a private placement with proceeds of approximately $14.3 million, net of offering expenses. The comparable period in 2001 included a private placement from which the company received proceeds of approximately $20.7 million, net of offering expenses.

    In August 2001, we received a commitment from Dr. Rathmann to provide a second line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at the prime rate plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. The promissory note issued pursuant to the line of credit is convertible by mutual agreement by us and Dr. Rathmann into either

(a) that number of shares of our common stock as shall equal the quotient obtained by dividing the aggregate principal and interest then outstanding under the note (i) by the average closing price of our common stock on the Nasdaq National Market as reported in The Wall Street Journal for the twenty trading days ending on the second trading day immediately prior to the day of such conversion or, (ii) in connection with an offering of our equity securities, by the per share price of the common stock at which such equity securities shall be offered for sale by us or (b) if within one month of the closing of any equity financing by us for aggregate gross proceeds in excess of $10,000,000, the same equity securities issued by us in the financing, at the same purchase price, with the same exercise price, if any, at the same discount, if any, and otherwise on substantially the same terms and conditions. In February 2002, we drew down $4.0 million under the line of credit. On October 21, 2002 we drew down an additional $2.0 million from our Chairman’s line of credit. On November 1, 2002, we drew down an additional $4.0 million from our Chairman’s line of credit in connection with agreements announced October 26, 2002 between us and our landlord to terminate our eleven-year lease of buildings at 225, 249 and 257 Humboldt Court, Sunnyvale, California (originally entered into June 23, 2000) and grant us a six-month option to purchase these properties. The balance available as of November 1, 2002 for drawdown under the second line of credit from our Chairman was $10.0 million.

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

    In the first nine months of 2002, principal payments of capital leases and loan obligations were $1.9 million compared to the same period last year at $1.6 million. Proceeds from the issuance of common stock upon the exercise of stock options and the Employee Stock Purchase Plan were $0.4 million, compared to $0.7 million during the same period last year.

    Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors - We Must Be Able to Continue to Secure Additional Financing” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds we may have to significantly curtail the scope of our operations. We have implemented a plan to delay, scale back or eliminate some of our operating expenditures, including facilities expansion plans, until we obtain additional funding. This plan includes a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible. If we are unable to obtain third party financing, we may need to look to our Chairman to provide additional financing, which he has agreed to do.

NEW ACCOUNTING PRONOUNCEMENTS

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

    We intend to seek additional funding through collaborations or other strategic transactions and public or private equity or debt financings. We have financed our operations since inception primarily through the sale of equity securities, and revenue from corporate collaborations. We have not generated royalty revenues from product sales, and do not expect to receive significant revenues from royalties in the foreseable future, if ever.

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

    Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in our facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	Affymetrix’ ability to declare all outstanding principal and interest under our $4.0 million promissory note held by it immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and our obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization;

•	our ability to use our common stock to repay our outstanding note to Affymetrix (including upon any acceleration of amounts owing) and our line of credit with our Chairman;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

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

The Success of Our Business Depends on Patents and Other Proprietary Information

    We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have fifteen issued patents relating to our gene and protein discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, we cannot be certain that:

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

    Certain of the patent applications protecting our gene-related information are filed only in the United States. Even where we have filed our patents applications internationally, we have chosen and may choose not to maintain foreign patent protection through failure to enter national phase or failure to pay maintenance annuities.

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

    The research we perform in our gene discovery and other collaborative arrangements is at an early stage of product development. The successful development of products under these collaborations is highly dependent on the performance of our collaboration partners. Under our gene discovery collaborative arrangements, our collaboration partners are generally required to (i) undertake and fund certain research and development activities with us, (ii) make payments to us upon achievement of certain scientific milestones and (iii) pay royalties to us when and if they commercially market a product developed from the collaborative arrangement. Under our collaboration arrangements with Kirin and Deltagen, our partners jointly fund research and development activities and are primarily responsible for much of the research activities. We do not directly control the amount or timing of resources devoted to research and development activities by our collaboration partners. We, therefore, face a risk that our collaboration partners may not commit sufficient resources to our research and development programs or the commercialization of our products or may not perform their obligations as expected. If any collaboration partner fails to conduct its activities to be performed under our collaboration arrangement in a timely manner, or at all, our expectations of royalties and milestone payments related to such collaboration arrangement could be delayed or eliminated. Also, our current or future collaboration partners, if any, may independently pursue existing or other development-stage products or alternative technologies in preference to those they are developing in collaboration with us. Further, disputes may arise with respect to ownership of products developed under any such collaboration arrangement. Finally, any of our current collaboration arrangements may be terminated or not renewed by our collaboration partners, and we may not be able to negotiate additional collaboration arrangements in the future on acceptable terms, or at all.

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

    We may also seek to grow through merger or acquisitions. The integration of companies that have previously operated separately involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of our management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	potential adverse effects on operating results; and

•	potential adverse impact on funding requirements.

    If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages, cost savings and other benefits. Our inability to manage growth effectively,including through successful integration of acquisitions, could significantly harm our business, financial condition and operating results.

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

Future Sales of Our Common Stock May Depress Our Stock Price

    Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of October 31, 2002, we had 23,035,854 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of October 31, 2002, our affiliates held 3,648,077 shares of our common stock and non- affiliates held 543,027 unregistered shares of our common stock, which are transferable pursuant to Rule 144 as promulgated under the Securities Act of 1933, subject to the volume limitations of Rule 144. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. An additional 708,480 shares owned by a Yugoslav entity have been held in a blocked account pursuant to restrictions imposed by the U.S. Department of Treasury arising from the political situation in former Yugoslavia and therefore have not been able to be voted or transferred. We believe that some of these restrictions may have been removed and the remaining restrictions may be removed in the future. There can be no assurance as to how long any such restrictions will remain in effect.

    As of October 31, 2002, warrants to purchase 3,905,840 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act of 1933, we have registered approximately 5,605,572 shares of our common stock for sale upon the exercise of outstanding options under our 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and our Non-Qualified Employee Stock Purchase Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 1,443,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of October 31, 2002, 453,498 of the 1,443,160 shares of these options were exercisable. Although these shares have not been registered under the Securities Act of 1933, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, we intend to register these shares on a registration statement on Form S-8 under the Securities Act of 1933. Certain options or warrants may have exercise prices that are substantially below the prevailing market price of our common stock. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

    As of October 31, 2002, 3,713,799 shares of our common stock were issuable upon repayment of our note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered the resale of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock and the possibility of this occurrence may also affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

Our Subsidiary Callida Genomics, Inc. May Not Be Able to Raise Third Party Financing

    In October 2001, we formed Callida Genomics, Inc. to develop and commercialize our SBH technology. We recognize 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and Hyseq. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may abandon their projects or bear the costs of financing Callida ourselves, which will divert our resources from other biopharmaceutical projects.

We Have a History of Operating Losses and May Never Be Profitable

    For the years ended December 31, 2001, 2000 and 1999, we had net losses of $36.5 million, $22.3 million and $18.5 million, respectively. As of September 30, 2002, we had an accumulated deficit of $136.9 million. The process of developing our therapeutic protein candidates will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

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

    Our executive officers and directors, including Dr. Rathmann, beneficially own, in the aggregate, approximately 24.1% of our common stock outstanding as of October 31, 2002, and Dr. Rathmann beneficially owns approximately 20.4% of our common stock outstanding as of October 31, 2002. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. If they act together, these stockholders will be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

We are at risk of having our stock delisted from the Nasdaq National Market, which could have a material adverse impact on our stock price, the market for our stock and our ability to raise capital

    Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and, beginning in November 2002, minimum stockholders’ equity of $10 million. For the period commencing on January 1, 2002 through October 31, 2002, the high and low closing sales price of our common stock as reported by the Nasdaq National Market was $8.65 and $1.12, respectively. If our stock price were to decline to below one dollar per share, the Nasdaq Stock Market may take action to have our common stock delisted from the Nasdaq National Market. As of September 30, 2002, we had shareholders’ equity of $11.7 million. If we do not continue to satisfy the $10.0 million shareholders’ equity requirement and the other applicable continued listing requirements, our common stock may be delisted from the Nasdaq National Market. If this were to happen, it would be more difficult to purchase or sell our common stock or obtain accurate quotations as to the price of the securities, and the price of our common stock could suffer a material decline. In addition, any such delisting could have a materially adverse affect our access to the capital markets, and the limited liquidity of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

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

    Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days. Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest. Changes in interest rates do not affect our note payable as it bears a fixed rate of interest.

    There were no significant changes in our market risk exposures through the third quarter 2002.

ITEM 4. CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

    There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on August 6, 2002. At that meeting, a quorum was present and six proposals were voted upon.

1. The following persons were nominees for election as Class III Directors, each to hold office for a term as outlined in the proxy statement or until his or her successor is duly elected and qualified, and at the Annual Meeting of Stockholders on August 6, 2002, each such Director received the number of votes set opposite his respective name and was elected as Class III Directors for the term set forth in the proxy statement:

NOMINEE	FOR	AGAINST	WITHHELD

George B. Rathmann	17,797,667	0	992,683
Thomas N. McCarter, III	17,695,388	0	1,094,962
Mary K. Pendergast	10,625,260	0	735,664

2. The proposal to approve our 2002 Equity Incentive Plan, the number of shares that may be issued under the plan is 1,500,000:

VOTES

For	8,719,588
Against	1,755,907
Abstain	438,887

3. The proposal to ratify the sale and issuance to some of our officers and directors of 644,298 shares of our common stock and warrants to purchase 322,149 shares of our common stock, including issuance of our common stock upon exercise of the warrants:

VOTES

For	9,404,582
Against	1,450,007
Abstain	59,793

4. The proposal to approve the grant in August 2001 of an option to our Chairman, Dr. George B. Rathmann, for 1,000,000 shares of our common stock, including the issuance of our common stock upon exercise of the option:

VOTES

For	9,483,252
Against	1,393,252
Abstain	37,878

5. The proposal to approve the issuance of shares of our common stock to Dr. Rathmann in repayment of amounts owing, from time to time, under his $20.0 million line of credit to us:

VOTES

For	10,018,739
Against	471,411
Abstain	424,232

6. The proposal to ratify the selection of KPMG LLP as our independent auditors for the fiscal year 2002:

VOTES

For	18,689,890
Against	78,149
Abstain	22,311

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit Number	Description

	10.1	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company.

(b)	Reports on Form 8-K

DATE OF FILING	SUBJECT

August 14, 2002
Form 8-K, Item 9, certification by the Chief Executive Officer and the Chief Financial Officer, of Hyseq’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2002, pursuant to 18 U.S.C. 1350 as created by Section 906 of the Sarbanes-Oxley Act of 2002.

September 6, 2002
Form 8-K, Item 5, Hyseq and its landlord The Irvine Company have entered into an amendment of the lease on property at 985 Almanor Avenue, Sunnyvale, California, for a rent deferral of approximately $4.9 million over the next three years, starting June 1, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyseq, Inc. (Registrant)
d/b/a Hyseq Pharmaceuticals, Inc.

By:	/s/ Peter S. Garcia

Peter S. Garcia
Senior Vice President and Chief Financial Officer

Date: November 8, 2002

CERTIFICATION

I, Ted W. Love, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Hyseq, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Ted W. Love
Ted W. Love
President, Chief Executive Officer and Director

CERTIFICATION

I, Peter S. Garcia, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Hyseq, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Peter S. Garcia
Peter S. Garcia
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company.