Form 10-K
period 2002-12-31
NUVELO INC
filed 2003-03-31
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

675 Almanor Avenue, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

408-215-4000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the common stock held by non-affiliates of the Registrant on June 28, 2002 was $45,335,979 based on the last sale price of the common stock as reported by the Nasdaq Stock Market.

      As of March 14, 2003, the Registrant had 62,980,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2003 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

      We have included or incorporated by reference into this Annual Report on Form 10-K statements that may constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate”, “believe”, “intends”, “estimates”, “expect”, “should”, “may”, “potential”, and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Our actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed in this Annual Report, including those set forth in this section under the caption “Risk Factors,” as well as those under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed elsewhere in this Annual Report on Form 10-K.

Company Overview

      Our Company is strategically focused on the discovery and development of novel biotherapeutics. This strategy resulted from a careful review of all assets and programs at both Hyseq and Variagenics following the close of our merger between the two companies on January 31, 2003.

      As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, our novel acting thrombolytic poised to enter Phase II trials in the first half of this year.

      We will leverage our proprietary gene collection and opportunistic in-licensing and partnering strategy to build upon our pipeline of attractive therapeutic candidates. We also intend to out-license or partner our immunotherapeutics portfolio and monetize non-core assets including our microarray business, pharmacogenomic technology and molecular diagnostic programs, to further support our biopharmaceutical development programs. Our focus is on building a successful biopharmaceutical business. This strategic initiative reflects our commitment to creating a valuable product-focused company that leverages our drug discovery and development expertise. To execute on this strategy, we will align the company’s assets and resources and efficiently manage our finances to provide our key development programs with the greatest chance of success.

      Alfimeprase, our lead development program, successfully completed its Phase I trial in the first quarter, 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase, and was completed in twenty patients across seven centers in the United States. The results show that alfimephase was safe and well-tolerated. There were no drug related adverse events. In addition we recently filed an investigational new drug (IND) application for a second indication in catheter occlusion. We plan to initiate two Phase II programs with alfimeprase in the first half of this year in both PAO and catheter occlusion and anticipate completion of at least one of these Phase II “proof-of-concept” studies by the end of 2003.

      We will take steps to ensure that cash resulting from our merger will fund our operations through 2004. As of the merger date, January 31, 2003, we had approximately $53.2 million cash available for future operations.

      We have two reportable business segments: Nuvelo, which develops and plans to market therapeutic drugs for the treatment of human diseases, and Callida, which develops and plans to commercialize our sequencing-by-hybridization (SBH) technology. Financial information regarding our business segments and geographic regions is contained in note 11 of the notes to our consolidated financial statements.

      We were incorporated as “Hyseq, Inc.” in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, we completed a merger with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts. As a result of the merger, we issued 1.6451 shares of our common stock in exchange for each Variagenics share, for a total of approximately 39.7 million shares of our common stock, at an approximate purchase price of $48.9 million net of estimated transaction costs of $4.3 million. We changed our name to “Nuvelo, Inc.” in the merger.

      You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.nuvelo.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 215-4000 or by sending an e-mail message to ir@nuvelo.com.

Scientific and Industry Background

      Genes are the hereditary units that control the structure, health and function of all organisms. The study of genes and their functions has led to the development of products and services for diverse markets, ranging from health care to agriculture. The large market potential for gene-based products led to a worldwide effort to sequence the human genome in search of new proteins and drug targets for the treatment of disease and unmet medical needs.

      The complete set of genetic information of each organism, known as its genome, is encoded in its deoxyribonucleic acid (or DNA). DNA, which is found in the nucleus of cells, is a molecule comprising two complementary strands entwined in the form of a double helix. Various combinations of four chemical building blocks or “bases” of DNA, adenine (A), thymine (T), cytosine (C) and guanine (G), are linked together in series to form each DNA strand. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form base pairs: A pairs with T and G pairs with C. In humans, there are approximately three billion base pairs organized into 23 pairs of DNA structures called chromosomes.

      With the development of automated, high throughput DNA sequencing techniques in the early 1990s, researchers accelerated the discovery of novel genes and the proteins they express. Companies in the private sector, as well as publicly-funded research efforts, initiated large-scale activities to create databases of DNA sequence information that could be used to search for important new proteins or drug targets. Early commercial efforts focused on identification of expressed sequence tags, or ESTs, which are short DNA sequences that represent a portion of an expressed gene. At the same time, the U.S. government-funded the Human Genome Project, in competition with other national governments and privately funded efforts, began sequencing the entire human genome, a process that resulted in the complete description of the human genetic complement in early 2001. The science of bioinformatics has arisen out of the need to analyze and derive value from this vast quantity of DNA sequence data. Bioinformatics involves the use of high-powered computers, software and analytical tools to interpret compare and analyze DNA sequence data and can be used to assist in identifying those genes and proteins that are likely to play a meaningful role in human health. In addition, researchers can use bioinformatics to infer important information about a newly discovered gene from its DNA sequence. By contrasting newly discovered genes with well characterized sequences, researchers can perform comparative analyses to obtain insight into their potential functions. Although bioinformatics represents a fundamental advance in the analysis of DNA sequence data, significant challenges remain in discovering the mechanisms by which genes and proteins affect human biology and disease.

      The current wide availability of human gene sequence information has enabled an alternative approach to therapeutic protein discovery. Rather than study the biology of an organism or disease directly, a number of companies have directed their efforts to discovering new proteins through bioinformatics and then studying the biology of these newly discovered proteins to determine whether they have therapeutic applications. We believe that this approach has the potential to speed the identification of therapeutic candidates, and ultimately generate approved products, faster and at lower cost than traditional biology driven approaches.

      Genes that encode proteins are composed of two principal types of information: the primary coding sequence that dictates the composition of the protein as well as additional regulatory sequences that control the actual expression of a gene. The process by which the coding sequence of a gene directs the production of a protein begins when the gene is copied into a related molecule called messenger ribonucleic acid (or mRNA). The mRNA is used as a template to combine amino acids together in a specific order to form a protein. The regulatory region of a gene is responsible for determining the rate of production of mRNA copies, which can therefore directly affect the amount of the protein product that is produced by the cell. Additional factors besides mRNA abundance can affect the levels of proteins in a cell, and proteins themselves can be modified to affect their biochemical activities. The addition, deletion or substitution of one or more bases in a gene, known as a mutation, can alter the resultant protein’s structure and/or level of expression and result in a disease. Most diseases are believed to be polygenic, meaning that the activities of multiple genes interact to cause the disease. In developing a drug for treatment of a polygenic disease, the most effective strategy may be best selected when all genes that interact to cause or affect the disease are known.

      Therapeutic proteins include naturally occurring proteins that are administered to patients as drugs. Some naturally occurring proteins replace or supplement a protein that is deficient in the body or defective. Others signal the body to initiate or cease a biological function. Examples of therapeutic proteins include insulin, which regulates glucose metabolism for the treatment of diabetes, and tissue plasminogen activator, an enzyme that converts plasminogen to active plasmin, a protein that can break down blood clots. Other therapeutic protein-based drugs have been engineered to provide medical benefit. Examples include monoclonal antibodies such as Herceptin, which targets and destroys breast cancer cells, and soluble receptors such as Enbrel, which binds and blocks the activity of a protien implicated in rheumatoid arthritis. Therapeutic proteins, antibodies and other protein-based products represent a promising class of drugs in the biotechnology industry.

      The use of recombinant DNA technology to manufacture therapeutic proteins has been a major breakthrough for the pharmaceutical industry. Recombinant DNA technology is used to insert a gene into non-human production cells. These cells are grown in culture and have been engineered to produce the desired protein in large quantities. The protein is then isolated from the culture and purified. Recombinant proteins have several advantages over proteins derived from natural sources, such as pooled human or animal blood. First, recombinant DNA technology enables the large-scale production of certain proteins that are scarce and thus too difficult or costly to derive from human or animal sources in therapeutically useful quantities. Second, recombinant DNA technology significantly reduces the contamination risks from blood-borne pathogens that cause diseases. Finally, recombinant DNA technology allows the production of therapeutic proteins using reproducible methodologies. This reproducibility in manufacturing provides for consistency between batches of the final protein product, a necessity for creating a safe drug capable of receiving regulatory approval.

Strategy

      Our execution strategy is focused on the discovery of therapeutic proteins and the management of strategic relationships to synergize research and development capabilities. We also evaluate in-licensing product opportunities with the goal of building a fully integrated biopharmaceutical company that commercializes novel therapeutic proteins. We are pursuing a strategy to identify the subset of genes that we believe have the highest probability of coding for proteins with therapeutic potential. Specifically, we are focusing on defined classes of human proteins whose members have consistently demonstrated therapeutic potential or medically relevant biological activity. We are currently utilizing a number of methods to help define the utility of these genes, including in vitro testing and transgenic animal models. Once we have identified a protein candidate with relevant biological activity, we will seek to develop a therapeutic protein directly, or, where appropriate, develop a monoclonal antibody or soluble receptor that targets the protein.

      Our strategy involves developing strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies. We believe this approach will greatly enhance our chances to move a number of drug candidates into clinical trials over the next several years. We are now focusing on new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates. This includes plans to collaborate with strategic partners with expertise to develop antibodies from our proprietary targets.

      We currently use contract research organizations and collaborators to supplement our ability to conduct in vitro and in vivo testing of our therapeutic protein candidates and to execute clinical trials. We also intend to use contract organizations to conduct good laboratory practices (GLP), toxicology and other studies required for filing an Investigational New Drug (IND) application, for the production of any current good manufacturing practices (cGMP) drug and for conducting clinical trials on our lead therapeutic protein candidates.

      Our strategy includes the pursuit of comprehensive intellectual property protection. We seek to establish patent priority for our gene and protein discoveries at the earliest possible time. We use data generated from bioinformatics and exploratory biology to enhance our patent applications.

      Since we expect to generate more product candidates than we have the capacity to develop on our own, we are pursuing a commercialization strategy with multiple options. We intend to internally develop and commercialize some product candidates internally when we believe that clinical trials and development requirements are manageable. We intend to partner with other companies to co-develop and co-promote product candidates in cases where we do not have access to the infrastructure required for development and commercialization. Finally, we intend to out-license other product candidates and intellectual property that do not fit within our future commercial focus.

Research and Development

      Since 1997, we have used our signature-by-hybridization platform to discover large numbers of novel human genes and have maintained an aggressive patent filing and prosecution strategy around these sequences.

      We conduct high-throughput gene and protein sequence analysis using advanced informatics tools techniques to identify candidate genes for biological screening. In general, most candidates are grouped into the broad categories of potential protein therapeutics and small molecule or antibody targets. We believe genes with sequence characteristics and motifs similar to those found in known secreted proteins are more likely to be useful as protein therapeutics. We are also investigating the potential of cell surface or transmembrane proteins as targets for therapeutic antibodies and plan to pursue this strategy through strategic relationships with appropriate technology and development partners.

      We use a diverse set of tools to evaluate the biological functions of the genes and proteins we discover. In our collaboration with the pharmaceutical division of Kirin Brewery Company, Ltd., we conduct screens in which the gene of interest has been introduced into genetically modified mice (transgenic mice) such that the encoded human protein is expressed in the adult animal. Through our collaboration with Deltagen Inc., we can identify the function of our genes by developing knockout mice, in which the corresponding mouse gene has been inactivated by genetic manipulation. We use dozens of independent assays to investigate the biological and biochemical activities of our novel proteins. We also rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

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

      The process of selecting and evaluating biopharmaceutical drug candidates involves a broad range of skills and a highly trained scientific staff. Following the initial gene sequence assessment by our bioinformatics group, full-length complimentary DNAs (cDNA) encoding the secreted proteins are cloned, expressed, and screened for biological activity by our Molecular Core and Biology Research groups. Once biological activities have been identified, additional experiments are performed to support the development of a biological hypothesis that describes the protein’s function. The protein candidate next moves to the validation stage, in which more directed and focused experiments are performed to confirm the biological activity and to establish a medical hypothesis. Our protein production and purification group is responsible for providing larger quantities of selected proteins for further in vitro and in vivo testing. These tests are conducted by our Biology Research group, working in conjunction with contract research organizations. Throughout this process, information is provided to our legal group to pursue patent protection for our candidates. Once a product candidate is identified, it moves to the pre-clinical stage, at which time it is tested in specific animal models of diseases for safety and pharmacokinetic analysis. Following initial safety and pharmacokinetic analysis, the pre-clinical safety and efficacy group will be responsible for working with contract research organizations to conduct GLP toxicology and other studies required for filing an IND. We plan to use contract organizations for the production of cGMP drug and for conducting clinical trials on our lead therapeutic protein candidates.

      The development of immunotherapeutic antibodies is initiated by producing cDNA microarrays that include sequence elements corresponding to the predicted cell surface or transmembrane encoded cDNAs from our proprietary collection. We evaluate the expression of these genes in normal and tumor tissue samples and identify genes whose mRNA are expressed predominantly in tumor but not normal tissues. We then develop antibody reagents to the corresponding target proteins and evaluate the protein expression patterns in normal and cancerous tissues using immunohistochemical analysis. The result of this process is a validated cell surface protein target. We then evaluate antibody reagents to these targets for efficacy in preclinical studies using in vitro and animal models of human cancer.

Alfimeprase: Product Candidate for Clot Lysis

      Alfimeprase is a thrombolytic agent; that is, it dissolves blood clots. Discovered by Amgen, Inc., it is a novel recombinant form of fibrolase, a naturally occurring enzyme. Unlike plasminogen activators, alfimeprase can directly and rapidly degrade the network of fibrin protein that captures red blood cells to form blood clots. The first target medical indication is peripheral arterial occlusion (PAO). In PAO, a clot blocks blood flow to a distant body part, usually in the leg. It is estimated that more than 100,000 cases of PAO are reported in the United States per year. In June 2002, we initiated a Phase I clinical trial in a multi-center, open-label, dose-escalation study to evaluate alfimeprase’s safety and pharmacokinetics, to be conducted in 20 patients across seven centers in the United States. The trial was completed in the first quarter of 2003. The results show that alfimeprase was safe and well-tolerated. There were no drug related adverse events. We plan to begin Phase II human studies for the acute PAO indication in the first half of 2003. In addition, we have filed an investigational new drug application (IND) for a second indication in catheter occlusion. We plan to begin a Phase II human study for catheter occlusion, a new indication in the second quarter of 2003. In this trial the ability for alfimeprase to open occluded central venous catheters will be tested.

      To date none of our other therapeutic protein product candidates has progressed beyond pre-clinical testing, . There can be no assurance that clinical trials, if commenced, will be successful, that any product will prove to be safe and effective for the proposed disease indication, or that any product can be successfully commercialized. See “Risk Factors — Development of our products will take years; our products will require approval before they can be sold” and “Risk Factors — The success of our potential products in pre-clinical studies does not guarantee that these results will be replicated in humans.”

Intellectual Property

      We seek patent protection on isolated partial and full-length gene sequences, as well as their encoded protein products, antibodies that bind to these proteins, and methods of using these genes, proteins or antibodies. As of March 14, 2003, we had filed patent applications on approximately 10,000 predicted full-length gene sequences and their corresponding proteins and antibodies. We hold twenty United States patents relating to our proprietary gene sequences with claims covering the genes, their encoded protein products, corresponding antibodies, or methods of use.

      Our success may depend in part on our ability to:

•	obtain patent and other proprietary protection for genes and proteins we discover;

•	defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets.

Research and Development Collaborations

      We are focusing on strategic relationships to share research and development efforts and marketing opportunities with other biotechnology and pharmaceutical companies. We recognize external collaborations as an important aspect of our success in analyzing and characterizing protein function. Our current collaborations include research and development collaborations with Deltagen, Inc. (Deltagen), and Kirin Brewery Co., Ltd. (Kirin). Our gene discovery collaborations with BASF Plant Sciences GmbH (BASF), and Chiron Corporation (Chiron) and our collaboration with the University of California, San Francisco (UCSF) to conduct research on genes that may have important roles in the development of cardiovascular and related diseases were substantially concluded in 2002. We had a previous collaboration with Kirin that was completed in March 2001. Our subsidiary Callida also has a collaboration with Affymetrix, Inc. (Affymetrix).

Aurora Biosciences Corporation (Aurora)

      In July 2001, we entered into a two-year collaboration and license agreement , under which Aurora will screen over 200 secreted proteins from our proprietary collection, using Aurora’s proprietary CellSensor™ Panel, and under which we received a non-exclusive license to certain fluorescent protein technologies. Aurora will use its technology on our behalf to identify proteins of interest as potential therapeutics and will receive upfront payments, licensing fees and technology access fees. Aurora may receive performance milestones, as well as development milestones and royalties on our products that result from the collaboration. In addition, as part of the agreement, we will provide Aurora access to selected novel targets from our database of proprietary full-length cDNAs. We will receive a database access fee and licensing fees and may receive development milestones and royalties on Aurora’s small molecule products that result from the collaboration. There has been no significant activity under this collaboration for substantially all of 2002 and the companies are discussing an amendment to the collaboration agreement.

Deltagen

      In October 2001, we entered into a collaboration with Deltagen to undertake research and development activities on approximately 200 novel secreted proteins. Approximately 160 of the anticipated 200 genes have entered the collaboration to date. We will provide gene sequences encoding for the secreted proteins, and Deltagen will utilize its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Both companies will have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. The cost of the collaboration will be shared with Deltagen; we will provide Deltagen with up to a maximum $10 million in research and development payments over the two years ending October 2003, with up to $2.0 million in additional funding if the number of project genes increases to a maximum of 240. Through December 31, 2002, $2.5 million has been paid to Deltagen.

Kirin Pharmaceutical Division

      In October 1998, we entered into a collaboration with Kirin in which we use our signature-by-hybridization platform to target potential pharmaceutical candidates involved in cell growth regulation from specific cell lines provided by Kirin. During the fourth quarter of 2000, we extended the term of our collaboration with Kirin through March 2001 in order to complete additional research. We retain rights in North America to develop pharmaceutical products resulting from the collaboration, subject to milestone and royalty payments to Kirin. Kirin has equivalent rights in Asia and Oceania, and we share rights equally in Europe and in the rest of the world. Our research and gene sequencing obligations under this collaboration are complete. However, Kirin continues to research and develop potential candidates under the collaboration in which we share with Kirin development and commercialization rights.

      In August 2001, we entered into a new collaboration with Kirin, in which Kirin will fund three years of our collaborative research work and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. We will jointly own discoveries made during the collaboration, and we will jointly develop and market the resulting products while sharing costs, efforts, and revenues. We will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Oceania. We will share marketing rights equally in Europe and the rest of the world.

      Revenues from our collaborations with Kirin represented less than 10% of total revenue for the fiscal year ended December 31, 2000. We had no revenues from this collaboration in 2001 and 2002.

BASF

      In December 1999, we entered into a collaboration with American Cyanamid Company in which we use our signature-by-hybridization platform to target potential agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH. The collaboration provides for funding of up to $60 million over its initial term of three and one half years. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. In May 2002, we and BASF amended the collaboration to accelerate completion of our gene discovery activities and BASF’s payment schedule, resulting in a cost savings to both parties. Royalties due to us under the agreement were eliminated. All activities under this collaboration were successfully completed in January 2003.

      Revenues from our collaboration with BASF represented 75% of total revenue for the fiscal year ended December 31, 2000, 91% of total revenue for the fiscal year ended December 31, 2001, and 83% of total revenue for the fiscal year ended December 31, 2002.

Chiron

      In May 1997, we entered into a collaboration with Chiron in which we used our signature-by-hybridization platform to target solid tumor cancer therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years ending in May 2000, and was extended by Chiron for an additional two-year period ending in May 2002. Chiron did not extend the collaboration past May 2002. Our gene sequencing obligations under the original term of the agreement have been completed. Chiron has the exclusive right to commercialize any products for solid tumors resulting from the collaboration. We will receive royalties on any such products. In addition to research funding payments, in 1997 Chiron made an equity investment of $7.5 million in our company.

      Revenues from our collaboration with Chiron represented 21% of total revenue for the fiscal year ended December 31, 2000, and less than 10% of total revenue for the fiscal years ended December 31, 2001 and December 31, 2002, respectively.

University of California, San Francisco (UCSF)

      In February 1998, we entered into an agreement with UCSF to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the agreement, researchers at UCSF are collecting DNA samples from up to 20,000 genetically diverse individuals for inclusion in a database. We can use the database, which includes these DNA samples and associated patient clinical data, for research to identify markers of genetic traits, including heart disease and hypertension. In July 2002, we and UCSF amended our research agreement to allow either party to non-exclusively license the database collection to third parties for research purposes, with milestones and royalties to be shared equally by us and UCSF. This amendment also provided that our payment obligations and UCSF’s sample collection obligations under the research agreement were considered concluded. At the same time in July 2002, we and UCSF licensed the database to Celera Diagnostics for use in the development of diagnostic products. This license resulted in upfront payments of $0.5 million in 2002 and up to $0.3 million in 2003. In addition, the agreement includes royalties on licensed products.

      Revenues from our Celera UCSF license represented less than 10% of total revenue for the fiscal year ended December 31, 2002. No revenue was recognized in connection with this agreement in 2000 and 2001.

Affymetrix

      In October 2001, incident to our settlement of all outstanding litigation with Affymetrix, our majority-owned subsidiary Callida Genomics entered into a collaboration with Affymetrix to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix is through a newly created venture, N-Mer, Inc., that is a wholly owned subsidiary of Callida. Universal chips, or arrays, are DNA arrays designed without reference to specific gene sequences that can be used to sequence any gene sequence. N-Mer will have access to both our sequencing-by-hybridization (SBH) technology, through Callida, and to Affymetrix’ GeneChip technology, a standard platform for array-based experiments. Affymetrix will be the exclusive array and system supplier and is initially authorized to be the exclusive agent for the distribution of N-Mer products.

      Revenues from our collaboration with Affymetrix represented less than 10% of total revenue for the fiscal year ended December 31, 2001, and 10% of total revenue for the fiscal year ended December 31, 2002.

Our Subsidiary Callida Genomics, Inc.

      In October 2001, we formed a majority-owned subsidiary, Callida Genomics, Inc., to carry out our business relating to our proprietary SBH technology. At the same time, Callida formed a wholly owned subsidiary, N-Mer, Inc. to collaborate with Affymetrix, Inc. on developing and commercializing a high speed DNA sequencing chip. Affymetrix has an initial 10% equity interest in Callida which may increase or decrease upon further third party financing of Callida. We and Affymetrix have agreed to each make additional investments in Callida, which will be conditioned on N-Mer’s attainment of a specified technical milestone and the procurement of third-party financing. Callida granted Affymetrix an option to purchase a majority interest in N-Mer, which can be exercisable at any time through October 2006.

      We contributed all of our SBH patents and patent applications to Callida when it was formed. A team of approximately 30 of our scientists, including one of our founders, Dr. Radoje Drmanac, who pioneered our DNA chip and SBH technology, became full-time employees of Callida. Our Chairman Dr. George Rathmann serves as Chairman, Interim President and Chief Executive Officer of Callida. As of March 14, 2003, Nuvelo owns 90% of the outstanding equity of Callida.

      SBH technology generally involves using DNA probes of known sequence that are hybridized with DNA samples. Different probe sets can be used for different applications. Callida uses a complete set of probes of a given length, or a subset of probes that are selected based on statistical properties, to assemble an unknown sequence of a DNA sample. DNA analysis applications using complete sets or subsets of probes include de novo sequencing, resequencing, genotyping, mutation discovery, and polymorphism detection. In addition, Callida has a license to use Nuvelo’s proprietary signature-by-hybridization technology in which we use a small set of probes to screen for and discover genes in a large number of DNA samples.

      On October 1, 2002 we announced Callida Genomics’ collaboration with Surromed, Inc. for the development of a high throughput universal genotyping system. The collaboration will be funded in part by a National Institute of Standards and Technology Advanced Technology Program (NIST) grant providing approximately $3.2 million in funding for Callida over three years. As of March 14, 2003 we have received approximately $0.4 million in funding from NIST for this collaboration.

Patents and Trade Secrets

      The U.S. Patent and Trademark Office and patent authorities outside the United States issue patents for inventions based on genes that have been isolated from their natural state (through a purifying step that separates the gene from other molecules naturally associated with it), but only if the invention meets all the criteria for a patent. Each country has its own standards for granting a patent. In the United States, to be eligible for patent protection, an invention must at least be novel and useful and the patent application must contain sufficient detail to allow one skilled in the art or technology to reproduce the invention. We apply for patent applications on both partial and full-length gene sequences. As of March 14, 2003, we had filed patent applications on approximately 10,000 full-length gene sequences and their corresponding proteins, antibodies that bind to these proteins, methods to generate or manufacture these products, and methods of using these products. Fewer than 10,000 applications are pending because some of our patent applications include many gene sequences in one application. These applications may or may not result in the issuance of patents. In January 2001, the U.S. Patent and Trademark Office issued final revised guidelines on the standard of utility required for inventions, including gene-based inventions. The revised guidelines state that a patent application for an invention must disclose a well-established utility or a specific, substantial and credible utility for the isolated and purified gene. There can be no assurance that our disclosures in these applications are sufficient to meet the statutory requirements for patentability in all cases. We cannot assure that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference or opposition proceeding or litigation.

      The filing of many patents on DNA sequences reflects the importance of patent protection for therapeutic protein-based products. The costs of developing these products can run into the hundreds of millions of dollars and can take up to 10 to 12 years from experimental stage to market. Without patent protection, companies often have little incentive to invest in this important endeavor. Protection through patent exclusivity provides the opportunity for a company to recoup its research and development costs, make a profit on the therapeutic protein-based product, and invest in research and development of additional therapeutic protein-based products.

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

      We have also filed United States patent applications on more than 830,000 partial human gene sequences. There can be no assurance that the disclosures in these applications are sufficient to meet the statutory requirements for patentability. Where only a partial sequence is disclosed, the U.S. Patent and Trademark Office may issue patents of a very limited scope that will not cover a full-length gene sequence that includes the partial sequence. Therefore, there is a significant risk that the U.S. Patent and Trademark Office will not issue patents based on patent disclosures limited to partial gene sequences or will issue patents of a very limited scope. The legal protection and commercial value provided by any patents issued on the basis of partial gene sequences is uncertain.

      Other companies or institutions may have filed patent applications, or may file patent applications in the future, which attempt to patent genes similar to or the same as those covered in our patent applications, including applications based on our potential products. The U.S. Patent and Trademark Office would decide the priority of competing patent claims in an interference proceeding. Any patent application filed by a third party may have priority over a patent application we filed, in which event such third party may require us to stop pursuing a potential product, or negotiate a license and royalty arrangement to pursue and commercialize the potential product.

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

      We are in competition to identify, establish uses for and patent as many genes and their corresponding proteins as possible and to commercialize the products we develop from these genes and proteins. We face competition from other entities using high-speed gene sequencers and other sophisticated bioinformatics technologies to discover genes, including but not limited to Celera Genomics Corporation, CuraGen, Corp., Genentech, Inc., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., and Zymogenetics, Inc. We also face competition from entities using more traditional methods to discover genes related to particular diseases, including other large biotechnology and pharmaceutical companies. We expect that competition in our field will continue to be intense. Research to identify genes is also being conducted by various institutes and government-financed entities in the United States and in foreign countries, including France, Germany, Japan and the United Kingdom and elsewhere, as well as by numerous smaller laboratories associated with universities or other not-for-profit entities. In addition, a number of pharmaceutical and biotechnology companies and government-financed programs are engaged or have announced their intention to engage in areas of human genome research similar to or competitive with our focus on gene discovery, and other entities are likely to enter the field.

      We believe the principal competitive factors affecting our markets are the following:

•	rights to develop and commercialize therapeutic protein-based products, including appropriate patent and proprietary rights;

•	safety and effectiveness of therapeutic protein-based products;

•	the timing and scope of regulatory approvals;

•	the cost and availability of these products;

•	the availability of appropriate third-party reimbursement programs; and

•	the availability of alternative therapeutic products or treatments.

      Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because we are an early stage company; all of our internal product candidates are still in various stages of pre-clinical development and have yet to undergo clinical trials. Also, although we believe that our bioinformatics technologies and exploratory biology capabilities provide us with a competitive advantage, any of the companies or other entities we compete with may discover and establish a superior patent position in one or more genes or proteins that we have identified and designated or considered designating as a product candidate. In addition, any potential products based on genes or proteins we identify will face competition both from companies developing gene-or protein-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, the genes or proteins we identify. Furthermore, our potential products, if approved and commercialized, may compete against well established existing therapeutic protein-based products, many of which may be currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. Also, healthcare professionals and consumers may prefer existing or newly developed products to any product we develop.

      Although we believe that there are significant product development opportunities for both us and for our collaborators, competition exists to develop and commercialize therapeutic protein-based products. Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result these competitors may:

•	succeed in identifying genes or proteins, or developing therapeutic protein-based products, earlier than we do;

•	obtain approvals for products from the FDA or other regulatory agencies more rapidly than we do;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our product candidates;

•	develop treatments or cures that are safer or more effective than those we propose to develop;

•	devote greater resources to marketing or selling their products;

•	introduce or adapt more quickly to new technologies or scientific advances, which could render our high throughput technologies obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	more effectively negotiate third-party collaborative or licensing arrangements; and

•	take advantage of acquisition or other opportunities more readily than we can.

      With regard to our subsidiary, Callida, competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of Callida’s SBH technology compete primarily with Affymetrix and Applied Biosystems. Applied Biosystems presently markets capillary sequencers, a well-established sequencing technology, which compete with applications of SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of SBH technology, including Aclara Biosciences, Inc., Agilent Technologies, Inc., Caliper Technologies, Inc., CuraGen, Corp., IBM, Illumina, Inc., Molecular Devices, Nanogen, Inc., and Sequenom, Inc. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

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

      In January 2002, we entered into a collaboration with Amgen, Inc. to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusion (PAO) that will require regulatory approval. The time required for completing such testing and obtaining such approvals is uncertain. Unexpected biological activities, some of which may result in safety issues, may arise during preclinical evaluation. Such observations could delay or alter the course of a development program or ultimately result in the termination of a program. Any delay in clinical testing may also delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us or by our collaboration partners to obtain regulatory approval could adversely affect the commercialization of products we or they are developing, our ability to achieve product collaboration milestones or receive royalty revenue and thus negatively impact our liquidity and capital resources.

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

      The results of preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application for small molecule products or a Biologic License Application for biological products. In responding to a New Drug Application or Biologic License Application the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would have a material negative effect on us. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

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

Human Resources

      At December 31, 2002, we had 98 full-time equivalent employees including 25 Callida employees, 45 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 69 of our employees are engaged in research and development activities, including 24 in Callida, and approximately 29 are engaged in business development, finance, operations support, and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

RISK FACTORS

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

Our stock price has been volatile, is likely to continue to be volatile and could decline substantially.

      The price of our common stock has been, and is likely to continue to be, highly volatile. That price could fluctuate significantly for the following reasons:

•	volatility and uncertainty in the capital markets in general;

•	fluctuations in our results of operations;

•	sales of our common stock by existing holders;

•	loss of key personnel;

•	economic and other external factors;

•	announcements by governmental agencies that may have, or may be perceived to have, an impact on our potential products;

•	changes in our earnings estimates;

•	changes in accounting principles;

•	lack of trading volume in our common stock;

•	fluctuations within the biotechnology sector;

•	announcements by competitors; and

•	other factors not within our control.

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

Our common stock is at risk of being delisted from the Nasdaq National Market, and, if delisted, investors may find it more difficult to sell our common stock.

      Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. One of these criteria is a minimum stock price of $1.00 per share. On January 29, 2003, we received from Nasdaq a deficiency notice stating that our common stock had remained under $1.00 per share for thirty consecutive trading days beginning on December 16, 2002. If the closing bid price of our common stock does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the one hundred eighty calendar days ending July 28, 2003, Nasdaq may provide written notification that they will delist our common stock from trading on the Nasdaq National Market. At that time, we may appeal the determination to a Listing Qualifications Panel. We are considering various options to avoid having our common stock delisted from the Nasdaq National Market. However, we cannot be certain that any of these options will enable us to satisfy Nasdaq’s minimum stock price requirement or other listing requirements or that we can avoid having our common stock delisted.

      If our common stock is delisted from the Nasdaq National Market it would be more difficult to purchase or sell our common stock or obtain accurate quotations as to the price of the securities, and the price of our common stock could suffer a material decline. In addition, any delisting could have a materially adverse affect on our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Delisting could also cause us to incur significant costs under agreements we entered into in connection with our August 2001 and April 2002 private placements.

Future sales of our common stock may depress our stock price.

      Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 14, 2003, we had 62,980,577 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of March 14, 2003 our affiliates held 12,725,955 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. Delisting could also cause us to become liable for liquidated damages under the registration agreements we entered into in connection with our October 2001 and April 2002 private placement offerings.

      As of March 14, 2003, warrants to purchase 6,189,718 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 12,723,623 shares of our common stock for sale upon the exercise of outstanding options under our 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and the Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 2,493,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of March 14, 2003, 870,538 of these 2,493,160 options were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

      As of March 14, 2003, 6,211,223 shares of our common stock were issuable upon repayment of our note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission, or SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock and the possibility of this occurrence may also affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

We have not achieved profitability and have recent and anticipated continuing losses.

      For the years ended December 31, 2002, 2001 and 2000, we had net losses of $45.0 million, $36.5 million and $22.3 million, respectively. As of December 31, 2002, we had an accumulated deficit of $153.4 million. For the years ended December 31, 2002, 2001 and 2000, Variagenics, a company we recently acquired, had net losses of $33.8 million, $25.3 million and $17.8 million, respectively. As of December 31, 2002, Variagenics had an accumulated deficit of $111.8 million.

      The process of developing our therapeutic protein candidates and our molecular diagnostic products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative and other expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits and as a result, the trading price of our common stock could decline. Moreover, utilization of our net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions. It is possible that certain transactions that we have entered into, including our merger with Variagenics, when considered in connection with other transactions, may result in a “change in ownership” for purposes of these provisions.

We have a relatively short operating history.

      We have a short operating history, as did Variagenics when we merged with it. We commenced operations in the fourth quarter of 1994 with an initial business focused on gene discovery using our signature by hybridization platform, and applications of our sequencing-by-hybridization technology, including the HyChip system. In 1998, we began to transition our business strategy from gene discovery to research and development of potential therapeutic protein candidates. Variagenics commenced operations in 1992 and was in the early stage of commercializing its products and services when we merged with it. As a company with a relatively short operating history, we face risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, including:

•	the implementation and successful execution of our business strategy and our sales and marketing initiatives;

•	retention of current customers and collaborators and attraction of new customers and collaborators;

•	our ability to respond effectively to competitive and technological developments related to our technologies, products and services;

•	our ability to attract, retain and motivate qualified personnel; and

•	our ability to effectively managing our anticipated growth.

      If we fail to address these risks and uncertainties successfully, our business, results of operations, financial condition and prospects will be materially adversely affected.

We may face fluctuations in operating results.

      Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the progress we make with research and preclinical studies on our therapeutic protein candidates, and the number of candidates in research and preclinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to enter into new strategic relationships;

•	the nature, effectiveness, size, timing or termination of our collaborative arrangements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation; and

•	release by our competitors of successful products into the market.

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

We will need to raise additional capital and such capital may be unavailable to us when we need it or may not be available on acceptable terms.

      We expect to take action to consolidate operations and prioritize projects with the goal of having sufficient cash to fund our operations through 2004. However, unanticipated expenses, or unanticipated opportunities that require financial commitments, could give rise to requirements for additional financing sooner than we expect. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own. If we were required to grant such rights, the ultimate value of these product candidates to us would be reduced.

      If we are unable to obtain additional financing when we need it, the perception in the capital markets that we may not be able to raise the amount of financing we desire, or on terms favorable to us, may have a negative effect on the trading price of our common stock. Additional equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we will delay, reduce the scope of, eliminate or divest one or more of our subsidiaries or our discovery, research or development programs. Any such action could significantly harm our business, financial condition and results of operations.

      Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in any facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates, potential molecular diagnostic tests and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit with our Chairman, Dr. George B. Rathmann;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

Development of our products will take years; our products require approval before they can be sold.

      Because substantially all of our potential products currently are in research or preclinical or clinical development, revenues from sales of any products will not occur for at least the next several years, if at all. We cannot be certain that any of our products will be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product. We cannot predict whether we will be able to develop and commercialize any of our protein candidates or our molecular diagnostic products successfully. If we are unable to do so, our business, results of operations and financial condition will be materially adversely affected.

      We do not yet have products in the commercial markets. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products or continue clinical testing of alfimeprase and, if we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. Even if we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition.

The success of our business depends on patents and other proprietary information.

      We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have twenty issued patents relating to our gene and protein discoveries. We also currently have patents and patents pending which cover or describe, respectively, single nucleotide polymorpohisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. We own or have rights to 26 issued U.S. patents relating to these methods. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, it is uncertain whether:

•	the patents would be challenged;

•	protection against competitors will be provided by such patents; or

•	competitors will not independently develop similar products or design around the patents.

      We seek patents on:

•	full-length gene sequences;

•	partial gene sequences;

•	proteins produced by those genes;

•	antibodies to those proteins;

•	diagnostic and therapeutic methods involving such genes, proteins or antibodies;

•	processes, devices and other technology that enhance our ability to develop and/or manufacture gene-based products;

•	single nucleotide polymorphisms;

•	methods for identification of single nucleotide polymorphisms;

•	diagnostic methods to select optimal therapeutic regimens based upon genetic and/or epigenetic assay methods;

•	diagnostic methods to stratify clinical trial subjects based on genotypes; and

•	diagnostic methods to identify the basis of genetic variation of disease.

      To obtain a patent on a novel gene, we need to identify a utility for the novel gene or the encoded protein we seek to protect by patent law. Identifying a utility may require significant research and development with respect to which we may incur a substantial expense and invest a significant amount of time. To obtain a patent on a pharmacogenetic method or technology relating to pharmacogenomics, we may need enablement and utility data. We may incur a substantial expense and invest a significant amount of time, and significant research and development may be required to obtain that data.

      Patent applications describing and seeking patent protection of methods, compositions, or processes relating to proprietary inventions involving human therapeutics or pharmacogenomics could require us to generate data, which may involve substantial costs. Finally, the timing of the grant of a patent cannot be predicted.

      We rely on trade secret protection for our confidential and proprietary information. Although our policy is to enforce security measures to protect our assets, trade secrets are difficult to protect. We expect to require all employees to enter into confidentiality agreements. However:

•	competitors may independently develop substantially equivalent proprietary information and techniques;

•	competitors may otherwise gain access to our trade secrets;

•	persons with whom we have confidentiality agreements may disclose trade secrets; or

•	we may be unable to protect our trade secrets meaningfully.

      Certain of the patent applications describing our proprietary methods are filed only in the United States. Even where we have filed our patent applications internationally, for some cases and in certain countries, we have chosen not to maintain foreign patent protection through failure to enter national phase or failure to pay maintenance annuities.

      We may be required to obtain licenses to patents or other proprietary rights of others in order to conduct research, development, or commercialization of some or all our programs. These required licenses may not, however, be made available on terms acceptable to us. If we do not obtain these licenses, we may encounter delays in product market introductions, incur substantial costs while we attempt to design around existing patents or not be able to develop, manufacture or sell products. Any of these obstacles could significantly harm our business, financial condition and operating results. Further, if we do obtain these licenses, the agreed terms may necessitate reevaluation of the potential commercialization of any one of our programs.

We lack manufacturing experience and intend to rely initially on contract manufacturers.

      We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and are subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an Investigational New Drug application, or IND, with the Food and Drug Administration, or FDA, and proceed with clinical trials for any of our potential therapeutic protein candidates. We rely on Amgen Inc. to manufacture our drug product, alfimeprase. We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies in order to gather the data necessary to file INDs with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current Good Manufacturing Practices (cGMP) material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

      Moreover, contract manufacturers that we may use must continually adhere to current cGMP regulations enforced by the FDA through a facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our products will not be granted.

We are dependent upon collaborative arrangements.

      We will focus on new collaborative arrangements where we would share costs of identifying, developing and marketing product candidates. There can be no assurance that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

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

FDA regulatory approval of our products is uncertain; we face heavy government regulation.

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

      If we market molecular diagnostic products outside the United States, such products will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement. Such requirements vary from country to country and are becoming more restrictive throughout the European Community. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources. We or our collaboration partners may not be successful in obtaining the necessary approvals.

      Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our products:

•	would adversely affect our ability to generate product and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain; and

•	would adversely affect the marketing of our products.

We face intense competition.

      The genomics, pharmacogenomics and biopharmaceutical industries are intensely competitive. Our strategy as a biopharmaceutical company is to find the genes of the human genome that are most likely to be involved in a disease condition and to focus on identifying product candidates from the proteins produced by genes. There are a finite number of genes in the human genome, virtually all of which have been or will soon be identified. Our competitors include major pharmaceutical, biotechnology and diagnostic firms, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, they may succeed in identifying genes and determining their functions or developing products earlier than we or our current or future collaboration partners do. They also may obtain patents and regulatory approvals for such products more rapidly than we or our current or future collaboration partners, or develop products that are more effective than those proposed to be developed by us or our collaboration partners. Further, any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify.

      In addition, our technologies, including pharmacogenomic technologies, have undergone and are expected to continue to undergo rapid and significant change. Our competitors may make rapid technological developments which may result in products or technologies becoming obsolete, before we can recover the expenses incurred. The introduction of less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics, may also make our products and services obsolete. We may not be able to make the necessary enhancements to our technology to compete successfully with newly emerging technologies.

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

      There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes, proteins or antibodies which we designate as a product candidate, before we do.

We lack marketing experience for biopharmaceuticals and pharmacogenomic products.

      We have no sales, marketing or distribution capability. For the foreseeable future, we intend to rely primarily on collaboration partners or licensees, if any, to market our products. Such collaboration partners, however, may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships and are required to market any of our products directly, we will have to develop our own marketing and sales force with the appropriate technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that we may depend on our collaboration partners or third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such collaboration partners or third parties. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that such collaboration partners or third parties devote to our products.

Our products may not be accepted in the marketplace.

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

      We may develop diagnostic testing products in the future. Our success in diagnostics will depend in large part upon our ability to obtain customers and upon the ability of these customers to market genetic tests performed with our technology properly. Genetic tests may be difficult to interpret and may lead to misinformation or misdiagnosis. Ethical concerns about genetic testing may adversely affect market acceptance of our technology for diagnostic applications. Impaired market acceptance of our technology could significantly harm our business, financial condition and operating results.

We recently acquired Variagenics which includes a business based on pharmacogenomics, which is commercially unproven, and if this field does not develop as we believe, we will have difficulty implementing our combined business strategy.

      The field of pharmacogenomics is relatively new and it has not been proven to be commercially viable. Our recently acquired business is based on the assumption that pharmacogenomics may help scientists better understand complex disease processes and aid in drug development. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on pharmacogenomics have been developed. If our assumption about the role of genes in the disease process is wrong, our business model may not result in products or services and the genetic data included in our SNP database and other products and services may not be useful to our collaborators. In addition, if our customers do not successfully develop or commercialize pharmaceutical or diagnostic products using our technologies, we may not generate further revenues from those customers.

      The instrumentation, software and know-how that comprise our pharmacogenomics technologies involve new uses that have not previously been used in commercial applications. If the industry adopts these technologies, it is possible that previously unrecognized defects or limitations will emerge. We may be unable to achieve the improvements in the components of our technologies necessary for their successful commercialization. Our technologies will also need to compete against well-established techniques to discover new drugs, including chemical processes and high volume screening of genes. If we are unable to compete successfully against these existing techniques and instruments then we may not be able to commercialize our products or achieve a competitive position in the market which would adversely affect our ability to generate revenues.

We face uncertainty with respect to pricing, third-party reimbursements and health care reform.

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

      Currently, third-party payors are increasingly challenging the prices charged for medical products and services, and the overall availability of third-party reimbursement is limited and uncertain for genetic predisposition tests. Third-party payors may deny their insured reimbursement if they determine that a prescribed device or diagnostic test has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payor, or is experimental, unnecessary or inappropriate. If third-party payors routinely deny reimbursement, we may not be able to market our products effectively. We also face the risk that we will have to offer our diagnostic products at prices lower than anticipated as a result of the current trend in the United States towards managed health care through health maintenance organizations. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of health care services and products. Legislative proposals to reform health care or reduce government insurance programs could also adversely affect prices of our products. The cost containment measures that health care providers are instituting and the results of potential health care reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

The success of our potential products in pre-clinical studies does not guarantee that these results will be replicated in humans.

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

Our ability to commercialize gene-based products is unproven.

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

Our subsidiary Callida may not be able to raise third party financing.

      In October 2001, we formed Callida to develop and commercialize our sequencing-by-hybridization or SBH technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from biopharmaceutical projects.

We face uncertainties related to SBH technology applications.

      We have developed applications of our SBH technology, currently in our subsidiary, Callida, including the chip component to be used with the HyChip system. As Callida continues development of SBH technology applications, it may discover problems in the functioning of these applications, including the HyChip system. Callida may be unable to improve applications of our SBH technology enough to be able to market them successfully. Further, SBH technology applications compete against other DNA analysis tools and well-established technologies. The failure of Callida to successfully develop and market applications of SBH technology could result in significant harm to our business, financial condition and operating results.

Many corporate actions will be controlled by our officers and directors regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternative course of action.

      Our executive officers and directors beneficially own, in the aggregate, approximately 19.07% of our common stock outstanding as of March 14, 2003. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. If they act together, these stockholders will be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

We face product liability exposure and potential unavailability of insurance.

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

We use hazardous materials, chemicals and patient samples in our business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

      Our research and development, production and service activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, and patient tissue and blood samples. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, conveyance, processing, and storage of and data on patient samples. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations.

      In addition, our collaborators may be working with these types of hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

We are dependent on key personnel.

      The success of our business is highly dependent on the principal members of our scientific and management staff, including our chairman and senior management team. The loss of the services of any such individual might significantly delay or prevent us from achieving our scientific or business objectives.

We must attract and retain qualified employees and consultants.

      Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. If we do not attract and retain qualified personnel and scientific collaborators, and if we experience turnover or difficulties recruiting new employees, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

Risk of natural disasters and power blackouts.

      Our facilities are located in Sunnyvale, California and Cambridge, Massachusetts. In the event that a fire or other natural disaster (such as an earthquake) disrupts our research or development efforts, our business, financial condition and operating results could be materially, adversely affected. Some of our landlords maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption coverage, we do not maintain earthquake coverage for personal property or resulting business interruption.

We may not realize all of the anticipated benefits of our merger with Variagenics.

      The success of our merger with Variagenics will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of Variagenics with our business. Our success in realizing these benefits and the timing of this realization depends upon the successful integration of the operations of Variagenics. The integration of two independent companies, especially when one company is located on the West Coast and the other on the East Coast, is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	using Variagenics’ liquid capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

      We may also merge with or acquire other companies in the future, and will face similar risks. Moreover, anytime we attempt to merge with or acquire another company, we may be exposed to a number of other risks, including:

•	exposure to unknown liabilities of the merged or acquired business;

•	our management’s attention may be diverted from our ongoing business concerns during the negotiation process;

•	we may experience unbudgeted expenses in attempting to complete the transaction and integration process; and

•	our stock price may suffer if the former stockholders of the merged or acquired entity dispose of significant numbers of shares of our common stock that they receive in the transaction within a short period of time.

      We cannot assure you that we will receive all of the anticipated benefits of our merger with Variagenics, or of any other merger or acquisition in the future, or that any of the risks described above will not occur. Our failure to receive anticipated benefits, and our exposure to inherent risks, in any such transaction could significantly harm our business, financial condition and operating results.

Some of our third-party agreements and some of those of Variagenics have change of control or termination provisions.

      Some of our agreements and some of those of Variagenics with third parties have change of control or termination provisions that may be triggered by our merger with Variagenics, but have not yet been waived. These third parties may elect to terminate those agreements as a result of the merger.

Variagenics was a defendant in a class action suit and defending this litigation could hurt our business.

      Variagenics was a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters also named in the lawsuit in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriters named in the lawsuit and preferred customers tying the allocation of initial public offering shares to agreements to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. Our defense of this lawsuit could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business. In addition, if we lose this litigation, or settle on adverse terms, our stock price may be adversely affected.

We have implemented anti-takeover provisions that may reduce the market price of our common stock.

      Our by-laws provide that members of our board of directors serve staggered three-year terms. Our articles of incorporation provide that all stockholder action must be effected at a duly called meeting and not by a consent in writing. The by-laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our capital stock. These provisions of our articles of incorporation and our by-laws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

      We lease a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California, under a lease that expires June 30, 2005. We lease approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California, which is across the street from 670 Almanor. This lease expires on June 30, 2005, and has a five-year renewal option which, if exercised, would extend the lease to June 30, 2010. We also lease approximately 140,000 square feet of space at 985 Almanor Avenue in Sunnyvale, California, adjacent to our current operating facilities. The lease on this new space extends through May 2011.

      In June 2000, we entered into eleven-year lease agreements with AMB Property Corporation (AMB) for an additional approximately 59,000 square feet of space at 225, 249 and 257 Humboldt Court in Sunnyvale, California, approximately one mile from our current operating facilities. On October 25, 2002, we entered into agreements with AMB that terminate this lease and grant us a six-month option to purchase these properties for a purchase price of $15.3 million.

Item 3.	Legal Proceedings

      On or about December 6, 2001, Variagenics was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing the Company’s stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11,12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

      The complaint alleges that, in connection with Variagenics, July 21, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002 an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss.

      We are involved in this litigation as a result of our merger with Variagenics in January 2003. We believe that the allegations are without merit and intend to vigorously defend against the plaintiffs’ claims. We are not a party to any other material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began trading on the Nasdaq Stock Market on August 8, 1997 as Hyseq, Inc. (HYSQ), and is currently traded under the symbol “NUVO”. The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as reported by the Nasdaq Stock Market, under the symbol, HYSQ:

	High	Low

Fiscal 2001:
First Quarter	$16.44	$7.50
Second Quarter	$18.00	$7.50
Third Quarter	$11.35	$5.20
Fourth Quarter	$10.22	$5.94
Fiscal 2002:
First Quarter	$9.00	$5.32
Second Quarter	$5.33	$1.70
Third Quarter	$2.84	$1.35
Fourth Quarter	$1.90	$0.85

      As of March 14, 2003, there were approximately 232 stockholders of record of our common stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

      Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Certain Information With Respect to Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2003 Annual Meeting of Stockholders.

Item 6.     Selected Consolidated Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$26,433	$24,590	$15,604	$6,397	$9,590
Loss before minority interest	(45,090)	(36,765)	(22,253)	(18,547)	(16,369)
Loss attributable to minority interest	112	293	—	—	—
Net loss	(44,978)	(36,472)	(22,253)	(18,547)	(16,369)
Basic and diluted net loss per share	(2.08)	(2.26)	(1.65)	(1.43)	(1.27)
Weighted average shares used in computing basic and diluted net loss per share	21,661	16,158	13,449	13,004	12,839

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$(20,728)	$(1,717)	$(2,577)	$22,077	$42,345
Total assets	27,072	39,904	21,288	45,364	57,914
Noncurrent portion of capital lease and loan obligations	1,026	2,228	4,722	5,221	4,479
Note payable	4,000	4,000	—	—	—
Other non-current liabilities	—	125	—	—	—
Minority interest	—	112	—	—	—
Accumulated Deficit	(153,372)	(108,394)	(71,922)	(49,669)	(31,122)
Total Stockholders Equity (Deficit)	(4,564)	15,421	8,362	29,222	47,576

      A factor affecting the comparability of information between 2001 and 2002 was our private placement offering in April of 2002, in which an aggregate of 3,575,691 shares of common stock and warrants to purchase an aggregate of 893,927 shares of common stock were sold for net proceeds of approximately $14.3 million.

      A factor affecting the comparability of information between 2000 and 2001 was our private placement offering in August 2001, in which an aggregate of 3,040,734 shares of common stock and warrants to purchase an aggregate of 1,520,368 shares of common stock were sold for net proceeds of approximately $20.7 million, and the conversion of our loan from our Chairman’s first line of credit into 2,237,637 shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We have included or incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K, and from time to time our management may make statements that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Our actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed in this Annual Report, including those set forth in this Item 7 as well as under “Item 1. Business,” including “Risk Factors.”

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

      We defer up-front refundable fees and recognize revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where we have no continuing performance obligations, we recognize up-front nonrefundable fees as revenues when received. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees over the performance period. The terms of such arrangements may cause our operating results to vary considerably from period to period.

Income Taxes

      Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards (SFAS) Board Opinion No. 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Capitalization of Software Developed for Internal Use

      We account for software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires research and development costs associated with the application development stage to be capitalized for internal use software. Platform and software development costs incurred prior to the application development stage are charged to expense as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. Amortization of the capitalized costs begins when all substantial testing is completed and the software is ready for its intended use. Management periodically reviews the carrying value of the projects that have been capitalized to determine if impairment may exist. If it is determined that the carrying value of the asset has been impaired, the value would be reduced by a charge to operations in the amount of the impairment.

Overview

      Our Company is strategically focused on the discovery and development of novel biotherapeutics. This strategy resulted from a careful review of all assets and programs at both Hyseq and Variagenics following the close of our merger between the two companies on January 31, 2003.

      As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, our novel acting thrombolytic currently in Phase I trials for peripheral arterial occlusion (PAO).

      We will leverage our proprietary gene collection and opportunistic in-licensing and partnering strategy to build upon our pipeline of attractive therapeutic candidates. We also intend to out-license or partner our immunotherapeutics portfolio and monetize non-core assets including our microarray business, pharmacogenomic technology and molecular diagnostic programs, to further support our biopharmaceutical development programs. Our focus is on building a successful biopharmaceutical business. This strategic initiative reflects our commitment to creating a valuable product-focused company that leverages our drug discovery and development expertise. To execute on this strategy, we will align the company’s assets and resources and efficiently manage our finances to provide our key development programs with the greatest chance of success.

      Alfimeprase, our lead development program, successfully completed its Phase I trial in the first quarter, 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase, and was completed in twenty patients across seven centers in the United States. The results show that alfimephase was safe and well-tolerated. There were no drug related adverse events. In addition we recently filed an investigational new drug (IND) application for a second indication in catheter occlusion. We plan to initiate two Phase II programs with alfimeprase in the first half of this year in both PAO and catheter occlusion and anticipate completion of at least one of these Phase II “proof-of-concept” studies by the end of 2003.

      We will take steps to ensure that cash resulting from our merger will fund our operations through 2004. As of the merger date, January 31, 2003, we had approximately $53.2 million cash available for future operations.

Results of Operations

      In October 2001, we created a majority-owned subsidiary, Callida Genomics, Inc. (Callida) to develop and commercialize our sequencing-by-hybridization (SBH) technology, including a high-speed DNA sequencing chip developed in collaboration with Affymetrix, Inc. Nuvelo’s core business is to develop and market therapeutic drugs for the treatment of human diseases. Therefore, we have chosen to organize and manage Callida as a separate segment to provide DNA analysis solutions useful to businesses engaged in the genomic sciences.

Contract Revenues

  Comparison of Years Ended December 31, 2002 and 2001.

      Our contract revenues were $26.4 million for 2002 compared to $24.6 million for 2001. The increase was primarily due to amortization of deferred license revenues received from Affymetrix in October 2001 upon the creation of our subsidiary, Callida.

      Revenues earned during 2002 by Nuvelo were $25.6 million compared with $24.6 million for 2001. Revenues earned during 2002 by Callida were $0.9 million, prior to which time Callida did not exist as a separate reportable business segment.

      Contract revenues earned during 2002 included $21.9 million under our gene screening services agreement with BASF Plant Sciences, $2.7 million amortization of deferred license revenue created under our agreement with Affymetrix, $0.5 million under our gene screening services agreement with Chiron, $0.5 million licensing fees from Agilent, $0.5 million licensing fees from Applera’s Celera Diagnostics business unit, and $0.4 million research funding from the National Institute of Standards and Technology.

      Revenues recognized under our gene screening services agreement with BASF were $21.9 million for 2002 compared to $22.4 million for 2001. During the second quarter of 2002 we announced an agreement with BASF to accelerate the completion of our existing three-and-a-half year collaboration by six months to approximately January 31, 2003, resulting in significant cost savings for both parties, thereby strengthening our biopharmaceutical focus and financial position. By December 31, 2002 our performance under this $60.0 million gene discovery services agreement was substantially complete.

      Revenues recognized in 2002 under our agreement with Affymetrix consist of $2.7 million amortization of deferred revenues from the $4.0 million license payment received from Affymetrix as part of the October 2001 settlement of all our outstanding litigation with Affymetrix and simultaneous creation of Callida, in which

Affymetrix holds a minority ownership. During 2001, $0.8 million of this license payment was recognized as revenue. As of December 31, 2002, $0.5 million of this funding remained as deferred revenue.

      Revenues recognized in 2002 under our agreement with Chiron consist of the final $0.5 million amortization of $2.2 million in fees received in return for a two-year extension to our three year 1997 agreement. In May of 2002, Chiron elected not to add a second two-year extension to our agreement.

      Revenues recognized in 2002 included $0.5 million received from Applera Corporation’s Celera Diagnostics business unit to license certain technologies achieved during our research collaboration with the University of California, San Francisco. We may receive additional licensing fees or royalties in future years if the University of California, San Francisco and Celera pursue additional research into the technologies or commercial sale of licensed products.

      Revenues recognized in 2002 included $0.5 million which was received from Agilent Technologies, Inc. to license certain Callida patents and patent applications. We may receive product and services royalties in future years from Agilent, if Agilent utilizes these technologies in commercial products.

      Revenues recognized in 2002 also included $0.4 million for research funding received from the National Institute of Standards and Technology’s Advanced Technology Program. The research grant awards Callida Genomics $3.2 million over three-and-a-half years, commencing September 2002.

      Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations, the inability to enter into additional collaborative arrangements or obtain revenue from other sources could have a material adverse effect on our revenues and operating results. Due to the completion of our BASF collaboration, we anticipate revenues to decrease in 2003.

      Our biopharmaceutical research and development, or “R&D,” efforts are currently at the stage of screening hundreds of genes from our databases alone and in collaboration with outside partners, coupled with exploratory research to evaluate their biological activity. All of this research is at a relatively early stage and other than alfimeprase, for which we plan to commence Phase II clinical trials in the first half of 2003, we have no R&D projects that would be classified at present as drug product candidates or otherwise likely to generate revenues in the near term. The process of selecting and evaluating genes, their encoded proteins and/or antibodies to these proteins for their potential as drug candidates is a long-term process, which is described under “Research and Development” in Item 1, above.

  Comparison of Years Ended December 31, 2001 and 2000.

      Our contract revenues increased by $9.0 million to $24.6 million in 2001, compared to $15.6 million for 2000. Contract revenues recognized in 2001 included $22.4 million from BASF Plant Sciences and $1.2 million from Chiron. The increase in 2001 was primarily due to the ramp up of gene screening services for BASF to slightly higher than contractual levels of $22.4 million compared with $11.7 million the previous year, less a $2.1 million decrease in revenues earned from Chiron due the completion in the first half of 2000 of the gene screening services portion of that collaboration.

Operating Expenses

  Comparison of Years Ended December 31, 2002 and 2001.

      Our total operating expenses, consisting of research and development expenses, general and administrative expenses and restructuring costs increased by $9.5 million to $70.3 million for 2002 compared to $60.8 million for 2001.

      During the quarter ended December 31, 2002, we recorded a restructuring charge of $1.5 million for severance costs in connection with our anticipated merger with Variagenics, Inc. (Variagenics) of Cambridge Massachusetts. The restructuring plan includes a reduction of approximately 50 employees from research, operations and administration in our Sunnyvale California headquarters. As we focus our Company on building a successful biopharmaceutical business we may incur costs associated with additional employee reductions in research, operations and administration.

      During the quarter ended June 30, 2002 we recorded a restructuring charge of $0.6 million for severance costs due to our agreement to accelerate completion of our agricultural gene discovery collaboration with BASF Plant Science (BASF). The strategic restructuring plan includes a reduction of approximately 76 employees from research, operations and administration.

      Operating expenses incurred during 2002 by Nuvelo Inc. were $63.9 million compared with $60.8 million for 2001. Operating expenses incurred during 2002 by Callida Genomics were $6.4 million, prior to which time Callida did not exist as a separate reportable business segment.

      For 2002, our research and development expenses increased by $3.7 million to $50.2 million compared to $46.5 million for 2001. This increase was primarily due to a $10.0 million non-cash charge for the fair value of warrants issued to Amgen, Inc. in the first quarter as we began our collaboration to develop and commercialize alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusion (PAO) and other indications. Excluding this $10.0 million charge, research and development expenses decreased $6.3 million, principally as a result of savings in cost of scientific personnel and lab supplies of $5.4 million from our agreement to accelerate completion of gene screening services for BASF Plant Science by approximately six months. We also received cost recoveries of $1.0 million and $0.8 million for shared research with Kirin and Intel, respectively. Offsetting these cost recoveries, costs of outside services related to the alfimeprase Phase I clinical trials increased by $1.3 million. Due to the acquisition of additional facilities for research and development, rent expense allocated to R&D increased $2.9 million. In 2002 we paid $0.9 million lower fees to the University of California, San Francisco under our research collaboration which was concluded in 2002. In addition, in 2001 we wrote off $1.1 million of capitalized software costs.

      During 2002, research and development expenses under our collaboration with BASF were $7.2 million compared with $9.1 million for 2001, when gene screening services were performed at slightly higher than contractual levels. During the second quarter of 2002 we announced agreement with BASF to accelerate the completion of the existing three and a half year collaboration by six months, to approximately January 31, 2003 resulting in significant cost savings for both parties.

      Research and development expense during 2002 for our alfimeprase Phase I clinical studies were $3.7 million following in-licensing of the drug candidate from Amgen Inc. in the first quarter of the year, including $1.3 million for outside consultants and subcontracted clinical trial costs.

      Our general and administrative expenses increased $4.7 million to $18.1 million in 2002 compared to $13.5 million in 2001. This increase was primarily due to $6.1 million in expenses incurred in connection with our early lease termination with an option to buy the underlying real properties as part of our ongoing strategy to manage our long-term costs. Termination of this lease resulted in a reduction of future rental commitments under operating leases of approximately $33.0 million, with an average reduction of $3.7 million per year. Excluding this early lease termination expense, general and administrative costs decreased $1.5 million from the previous year, due in part to lower legal expenses from bringing outside patent work in-house.

      We expect operating expenses to decrease during 2003 as we plan to maintain headcount, capital spending and other cost controls while moving forward with a strategy focused on the discovery and development of novel biotherapeutics. As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, our novel acting thrombolytic currently poised to enter Phase II trials in the first half of 2003. We will leverage our proprietary gene database and opportunistic in-licensing strategy to build a pipeline of attractive therapeutic candidates that complement our ongoing development programs. We also intend to out-license or partner our immunotherapeutics portfolio and monetize all non-core assets including Callida’s microarray and Nuvelo’s pharmacogenomic technology and molecular diagnostic programs to further support our biopharmaceutical development programs.

  Comparison of Years Ended December 31, 2001 and 2000.

      Our total operating expenses, consisting of research and development expenses and general and administrative expenses, increased by $22.5 million to $60.8 million for 2001 compared to $38.3 million for 2000.

      For 2001, our research and development expenses increased by $17.5 million to $46.5 million compared to $29.0 million for 2000. This increase was primarily due to our biopharmaceutical research and development efforts, and includes a $3.3 million increase in costs associated with the addition of scientific personnel, $4.5 million increase in outside contract research services, and a $1.1 million write-off of certain capitalized software development costs. Due to the acquisition of additional facilities for research and development, rent expense in 2001 increased $5.4 million and depreciation expense of leasehold improvements increased $1.1 million.

      Research and development expenses under our collaboration with BASF were $9.1 million for 2001, compared with $7.6 million for 2000 while our gene processing services were ramping up in the early part of that year.

      Our general and administrative expenses increased $4.1 million to $13.5 million in 2001 compared to $9.3 million in 2000. The increase in general and administrative expenses during 2001 included $3.4 million increase in personnel expense in connection with the compensation, recruiting, and relocation of an experienced and accomplished senior management team.

Interest Income and Expense, Net

  Comparison of Years Ended December 31, 2002 and 2001.

      Our net interest expense increased by $0.6 million to $1.2 million for 2002 compared to $0.6 million for 2001. The increase in interest expense resulted from additional financing activities from the line of credit from our Chairman and loan from Affymetrix, and from lower interest income based on lower average cash and investment balances and interest rates

  Comparison of Years Ended December 31, 2001 and 2000.

      Our interest income and expense, net decreased by $1.1 million to $0.6 million interest expense for 2001 compared to $0.5 million interest income for 2000. This decrease in interest income resulted from lower average cash and investment balances and lower interest rates.

Net Loss

      Since our inception, we have incurred net losses, and as of December 31, 2002, we had an accumulated deficit of $153.4 million. During 2002, we incurred a net loss of $45.0 million as compared to a $36.5 million net loss in 2001 and a net loss of $22.3 million in 2000. We expect to continue to incur significant net losses, which may increase substantially as we pursue research and development of our therapeutic protein candidates and other operations, and prosecute and enforce our intellectual property rights.

      Net losses incurred during 2002 by Nuvelo Inc. were $39.4 million compared with $36.5 million for 2001. Net losses incurred during 2002 by Callida were $5.6 million, prior to which time Callida did not exist as a separate reportable business segment.

Loss Attributable To Minority Interest

      Loss attributable to minority interest of $0.1 million is recorded for the portion of our subsidiary Callida’s losses attributable to minority stockholder Affymetrix. During 2002, Callida’s losses attributable to minority interest depleted Affymetrix’ initial minority interest investment. Beyond that point, we have absorbed and will continue to absorb 100% of Callida’s net losses, until Callida generates net income.

Liquidity and Capital Resources

      Our primary source of liquidity is cash from financing activities and from collaboration receipts. We generated cash of $22.7 million and $44.3 million from financing activities, and cash of $23.5 million and $22.0 million from collaboration receipts in 2002 and 2001, respectively.

      Dr. Rathmann has been an important source of liquidity for us in the past. In March 2001 we completely drew down a $20.0 million line of credit he provided us and repaid it with shares of common stock. In August 2001, Dr. Rathmann provided us with a second $20.0 million line of credit. In February 2002 we drew down $4.0 million from this line of credit. In October 2002, we drew down $2.0 million to meet our normal operational obligations, and in November 2002, we drew down an additional $4.0 million in connection with the Humboldt Court lease termination and purchase option.

      Dr. Rathmann guaranteed to a certain maximum amount and provided the collateral for our $4.0 million letter of credit under our 985 Almanor lease, and our $0.3 million letter of credit under our Humboldt Court purchase option.

      Cash generated by financing activities in 2002 by Nuvelo Inc. was $22.7 million compared with $36.3 million for 2001. Cash generated by financing activities in 2002 by Callida was zero, compared with $8.0 million received at the end of 2001 in connection with the creation of the Callida Genomics entity with our minority partner Affymetrix.

      Collaboration receipts in 2002 by Nuvelo Inc. were $22.2 million compared with $22.0 million for 2001. Collaboration receipts in 2002 by Callida Genomics were $1.3 million, prior to which time Callida did not exist as a separate reportable business segment. Our collaboration receipts are expected to decline significantly in 2003 due to the termination of our BASF collaboration.

      Our primary use of capital resources has been to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $31.3 million and $21.5 million for operating activities, and cash of $2.1 million and $12.6 million to acquire capital equipment and make leasehold improvements in 2002 and 2001, respectively. We expect operating expenses and capital expenditures to decrease during 2003 as we continue to balance cost cutting measures with financing, licensing, or collaboration receipts to ensure our available cash will continue to fund our operating activities through 2004. Not achieving this goal could significantly harm our results of operations, which may require us to delay and scale back one or more of our research or development programs, or relinquish greater rights to products at an earlier stage of development on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our long term business, our financial condition, and our operating results.

Cash and Cash Equivalents, Cash on Deposit, and Short-Term Investments

      Comparison of Years Ended December 31, 2002 and 2001. As of December 31, 2002, we had $2.2 million in cash and cash equivalents. These amounts reflect a net decrease of $10.1 million from the $12.3 million in cash and cash equivalents we had as of December 31, 2001. This decrease resulted primarily from cash used by operations of $31.3 million and capital spending of $2.1 million offset by cash provided from the $10.0 million draw down of the second of our two lines of credit from our Chairman and $14.3 million received from our April 2002 private stock offering net of offering expenses.

Sources of Capital and Uses of Capital

      All of our investments in marketable securities have had maturities of less than one year, have been considered available-for-sale, and as such have been classified as short-term investments. We have held our cash equivalents and investments in investment-grade commercial paper, bank certificates of deposit and other interest-bearing securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments. At December 31, 2002, we did not hold any marketable securities.

      We expect research and development costs for our alfimeprase clinical studies to increase, as Phase II clinical studies begin in the first half of the year, including adding a second indication for catheter occlusion. We expect our research and development expenses to increase substantially in 2004 and beyond if we proceed beyond Phase II clinical trials. It is not unusual for the clinical development of these types of products to take in excess of 5 years and to cost well in excess of $100 million. The time and cost of completing the clinical development of any product candidate will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, the Company is unable to estimate the length of time or the costs that will be required to complete the development of this product candidate.

      On October 25, 2002, we terminated our eleven-year lease of buildings at 225, 249 and 257 Humboldt Court, Sunnyvale, California (originally entered into June 23, 2000) and received a six-month option to purchase these properties for a purchase price of $15.3 million. Under our agreements with our landlord the lease was terminated retroactively, effective as of October 1, 2002. We paid a lease termination fee of $5.4 million (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit). Also, we paid approximately $4.5 million for an option to purchase the building, which is creditable against the purchase price of the building if the option is ultimately exercised (of which $1.7 million was cash, $2.6 million was in the form of a six-month interest free promissory note guaranteed by our Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 was in the form of warrants that we granted to the landlord). Also, we are paying additional option consideration of $95,000 per month commencing November 1, 2002 and ending when we exercise the option or April 30, 2003, whichever occurs first. We paid the entire lease termination and option fees on November 1, 2002. As of March 14, 2003 we have not decided whether we will exercise the purchase option.

      Termination of the original lease will result in a reduction of future rental commitments under operating leases of approximately $33 million, with an average reduction of $3.7 million per year. If we decide to exercise of our option to purchase the properties, the option fee of approximately $4.5 million will be applied towards the $15.3 million purchase price of the properties. The remaining $10.8 million of the purchase price will be financed for five years by the landlord at an annual interest rate of 8.5% and is secured only by the properties (the “Purchase Note”). At the time of purchase, the $2.6 million Option Note will convert into a five-year note on the same terms as the Purchase Note. We will make monthly payments on the Notes in the amount of $107,901 collectively for five years, at which time the remaining principal balance will be due to the landlord. Upon exercise of the purchase option the guarantee of the Option Note by our Chairman will terminate and we will put in place a $2.6 million letter of credit. If we choose not to exercise this purchase option or we fail to pay any installment of the additional option consideration, the $2.6 million Option Note will become due and payable immediately. The purchase option will be terminated and we will recognize a lease termination expense for the $2.6 million Option Note.

      In August 2002 we amended our lease on the property at 985 Almanor Ave. The amendment provides for a rent deferral of approximately $4.9 million over the next three years, retroactive to June 1, 2002. The deferred rent liability will be forgiven if we complete our planned building improvements, which are budgeted for at least $9.8 million, by May 31, 2005. Otherwise we will be required to repay the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of $0.1 million. Other terms of the amendment include extending the term of our existing $4 million letter of credit until the end of the lease term, and early reinstatement of the original rental rates if we raise $75 million in cash as a result of a single public or private offering, with the amount of rent deferred up to that date coming due immediately. In addition, Dr. Rathmann agreed to continue his existing $1.5 million guarantee of our obligations under the lease for three years.

      Until we complete the building improvements, we will record a deferred rent liability recalculated on a straight-line basis for the remainder of the lease term beginning on the amendment date of June 1, 2002, including the additional rent payments of $0.1 million in the calculation. If we complete the building improvements and receive the rental credits, we will again recalculate on a straight-line basis the rental payments over the remaining term of the lease, including the rental credits.

      On August 6, 2001, we entered into a line of credit agreement with our Chairman. Under the agreement, we may draw down up to $20.0 million at any time through August 5, 2003. Borrowings under the agreement bear interest at a rate equal to one percent (1%) above the prime rate, and will be payable in 48 equal monthly installments beginning August 5, 2003. Upon Dr. Rathmann’s agreement, we may at any time repay the outstanding amounts with shares of our common stock (up to a maximum of $20.0 million) at a price based upon the 20-day trailing average price of our common stock, or, if in connection with an equity financing, at the offering price. Under certain specified conditions, including (1) a change in control (based on a 50% ownership test), (2) insolvency or bankruptcy, or (3) a material adverse effect on our business, properties, assets or condition, we may not be able to borrow any further amounts under the line of credit. Repayment of all outstanding amounts may be accelerated upon the occurrence of:

•	our failure to make payments within five business days of the date due;

•	the breach by us of a representation or warranty made to Dr. Rathmann;

•	the uncured breach by us of an obligation under the credit agreement;

•	a material default by us under any other agreement with Dr. Rathmann; and

•	customary defaults related to our bankruptcy or insolvency.

      As of March 14, 2003, $9.0 million was available under this line of credit.

      In April 2002, we completed a private placement of approximately 3.58 million newly issued shares of common stock at $4.20 per share, together with warrants to purchase approximately 0.89 million shares of common stock, for aggregate proceeds of approximately $14.3 million net of offering expenses. The warrants are exercisable at any time through and including April 5, 2007 at $5.67 per share, a 35 percent premium to the per unit purchase price on the closing date. We may seek to raise funds through additional private placements in the future but cannot guarantee that we will be successful.

      We have $1.1 million in restricted cash on deposit as security for a $2.0 million letter of credit in conjunction with the 675 Almanor lease. Provided that no event of default under the lease occurs, the letter of credit and the cash collateralizing it will be reduced by $0.5 million per year in July 2003 and July 2004. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

      As of December 31, 2002, our contractual payment obligations consist principally of the following:

•	lease payments as described in Item 2 “Properties” above and in the Notes to the Consolidated Financial Statements, Note 5 “Capital Lease and Loan Obligations,” and Note 6, “Commitments and Contingencies;”

•	the loan repayment to Affymetrix and our contingent obligation to provide future funding to Callida described in the Notes to the Consolidated Financial Statements Note 7, “Collaborative Agreements;” and

•	collaboration payments.

      Under the terms of our collaboration agreement with Deltagen, we will be obligated to pay up to a maximum of $9.5 million over the next year to fund the research work under the agreement. As of December 31, 2002, the outstanding line of credit obligation to our Chairman was $10.0 million, to be repaid over 48 months beginning August 5, 2003. An additional $1.0 million draw down occurred in January 2003, and as of March 14, 2003, $9.0 million was available under this line of credit.

      Our liquidity and capital resources improved significantly as a result of our merger with Variagenics on January 31, 2003. Our cash balance as of January 31, 2003 was approximately $53.2 million.

Cash Used in Operating Activities

      Comparison of Years Ended December 31, 2002 and 2001. The amount of net cash used in operating activities increased by $9.8 million to $31.3 million in 2002 from $21.5 million in 2001. This increase in cash used for operations was due primarily to increased research and development expenses related to our pharmaceutical product candidates, and the payout in 2002 of bonuses, licenses, and other payables accrued at the end of 2001.

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

      Comparison of Years Ended December 31, 2002 and 2001. Net cash used in investing activities decreased by $11.5 million to $1.6 million, compared to $13.1 million used in 2001. Capital expenditures decreased by $10.5 million to $2.1 million in 2002 due to cost controls including a freeze on capital spending, compared with $12.6 million expenditures in 2001, principally on leasehold improvements.

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

Cash Provided by Financing Activities

      Comparison of Years Ended December 31, 2002 and 2001. Net cash provided by financing activities decreased to $22.8 million in 2002 compared to $44.3 million in 2001. The decrease was primarily due to $10.0 million draw down on our line of credit from the Chairman of our Board of Directors in 2002, compared with $20.0 million draw down of the Chairman’s previous line of credit in 2001. As of December 31, 2002, $10.0 million remained available to us under our Chairman’s line of credit.

      In addition, we received net proceeds of $14.3 million in a private stock placement in April 2002, compared with $20.7 million received in private stock placement in 2001. In 2001, we received a $4.0 loan from Affymetrix as part of the Callida collaboration.

      As of December 31, 2002, minority interest was zero, compared to $0.1 million in 2001.

      Comparison of Years Ended December 31, 2001 and 2000. Net cash provided by financing activities increased to $44.3 million in 2001 compared to $1.3 million in 2000. The increase was primarily due to the draw down of the first of two $20.0 million lines of credit from the Chairman of our Board of Directors, the completion of a private stock placement from which we received net proceeds of $20.7 million, and a $4.0 loan from Affymetrix as part of the Callida collaboration. The increase was partially offset by payments on existing capital lease and loan obligations.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure provision of SFAS No. 148 effective December 31, 2002. Implementation of SFAS 148 is not expected to have a material effect on our results of operations or financial position.

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

      Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and original maturities of less than 90 days.

      Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest.

      Changes in interest rates do not affect our note payable as it bears fixed rate of interest.

      The table below presents the amounts and related interest rates of our cash equivalents, restricted cash, lease obligations, line of credit, and note payable at December 31, 2002 and 2001:

	2002	2002	2001	2001
	Average	Carrying	Average	Carrying
	Rate	Amount	Rate	Amount

		(In thousands)		(In thousands)
Cash equivalents	0.88%	$2,225	3.17%	$12,329
Restricted cash	2.17%	$1,106	4.52%	$1,606
Lease obligation	11.81%	$2,243	11.60%	$4,734
Line of credit	5.68%	$10,000	N/A %	$—
Note payable	7.50%	$4,000	7.50%	$4,000

Item 8.	Financial Statements and Supplementary Data

      Nuvelo, Inc.’s financial statements and notes thereto appear on pages 43 to 64 of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Nuvelo, Inc.:

      We have audited the accompanying consolidated balance sheets of Nuvelo, Inc. and subsidiaries (formerly Hyseq, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvelo, Inc. and subsidiaries as December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California

February 5, 2003

NUVELO, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2002	2001

	(In thousands, except share
	information)
ASSETS
Cash and cash equivalents	$2,225	$12,329
Accounts receivable	632	53
Prepaid rent	—	1,890
Contract revenue receivable	1,919	1,037
Other current assets	1,106	992

Total current assets	5,882	16,301
Restricted cash	1,106	1,606
Equipment, leasehold improvements and capitalized software, net	15,142	18,988
Purchase option deposit	2,800	—
Patents, licenses and other assets, net	2,142	3,009

Total assets	$27,072	$39,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,235	$3,210
Accrued professional fees, other	1,240	928
Accrued bonus	—	1,833
Accrued license fee	1,775	2,500
Line of credit	10,000	—
Note payable	2,600	—
Accrued restructuring costs	1,600	28
Deferred rent	3,838	1,608
Deferred revenue	525	3,702
Current portion of capital lease and loan obligations	1,216	2,506
Other current liabilities	1,581	1,703

Total current liabilities	26,610	18,018
Noncurrent portion of capital lease and loan obligations	1,026	2,228
Other noncurrent liabilities	—	125
Note Payable	4,000	4,000

Total liabilities	31,636	24,371

Minority interest	—	112
Commitments and contingencies (Note 6) Stockholders’ equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 23,100,657 and 19,307,735 issued and outstanding as of December 31, 2002 and 2001, respectively	23	19
Additional paid-in capital	148,791	123,849
Deferred stock compensation	(6)	(53)
Accumulated deficit	(153,372)	(108,394)

Total stockholders’ equity (deficit)	(4,564)	15,421

Total liabilities and stockholders’ equity	$27,072	$39,904

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Contract revenues	$26,433	$24,590	$15,604

Operating expenses:
Research and development	50,157	46,506	29,018
General and administrative	18,144	13,452	9,315
Restructuring	2,067	825	—

Total operating expenses	70,368	60,783	38,333

Loss from operations	(43,935)	(36,193)	(22,729)
Interest income	87	319	1,347
Interest expense	(1,242)	(891)	(871)

Loss before minority interest	(45,090)	(36,765)	(22,253)
Loss attributable to minority interest	112	293	—

Net loss	$(44,978)	$(36,472)	$(22,253)

Basic and diluted net loss per share	$(2.08)	$(2.26)	$(1.65)

Weighted average shares used in computing basic and diluted net loss per share	21,661	16,158	13,449

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002, 2001 and 2000

				Notes		Accumulated
	Common Stock		Additional	Receivable		Other		Total
			Paid-in	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Equity (Deficit)

	(In thousands, except share data)
Balance at December 31, 1999	13,083	$13	$82,450	$(3,503)	$(37)	$(32)	$(49,669)	$29,222

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	560	1	1,481	—	—	—	—	1,482
Issuance of common stock upon cash exercise of warrants	1	—	6	—	—	—	—	6
Issuance of common stock upon cashless exercise of warrants	149	—	—	—	—	—	—	—
Compensation expense related to SAB option grants	—	—	157	—	—	—	—	157
Notes receivable from stockholders repaid by surrendering shares of stock	(71)	—	(3,816)	3,503	—	—	—	(313)
Amortization of deferred compensation	—	—	—	—	29	—	—	29
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,253)	(22,253)
Other comprehensive income (loss)	—	—	—	—	—	32	—	32

Comprehensive loss								(22,221)

Balance at December 31, 2000	13,722	$14	$80,278	$—	$(8)	$—	$(71,922)	$8,362

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	140	—	848	—	—	—	—	848
Compensation expense related to vesting acceleration	—	—	30	—	—	—	—	30
Issuance of common stock upon cash exercise of warrants	167	—	574	—	—	—	—	574
Issuance of common stock through PIPE in August, 2001, net of issuance cost of $548	3,040	3	20,734	—	—	—	—	20,737
Conversion of line of credit into common stock	2,238	2	19,998	—	—	—	—	20,000
Gain on sale of 10% interest in Callida	—	—	1,308	—	—	—	—	1,308
Deferred compensation related to SAB option grants	—	—	79	—	(79)	—	—	—
Amortization of deferred compensation	—	—	—	—	34	—	—	34
Net loss							(36,472)	(36,472)

Balance at December 31, 2001.	19,307	$19	$123,849	$—	$(53)	$—	$(108,394)	$15,421

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	218	—	511	—	—	—	—	511
Warrants issued	—	—	10,200	—	—	—	—	10,200
Issuance of common stock through PIPE in April, 2002, net of issuance cost of $751	3,576	4	14,263	—	—	—	—	14,267
Compensation expense adjustment related to stock option grants	—	—	(32)	—	32	—	—	—
Amortization of deferred compensation	—	—	—	—	15	—	—	15
Net loss							(44,978)	(44,978)

Balance at December 31, 2002.	23,101	$23	$148,791	$—	$(6)	$—	$(153,372)	$(4,564)

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(44,978)	$(36,472)	$(22,253)
Adjustments to reconcile net loss to net cash used	in operatin	g activities	:
Depreciation and amortization	6,247	5,070	3,095
Loss attributable to minority interest	(112)	(293)	—
Stock compensation expense	—	30	157
Amortization of deferred stock compensation	15	34	29
Non-cash change in deferred revenue	(25,054)	(24,195)	(11,954)
Non-cash research and development expense	10,000	—	—
Loss on disposal of assets	36	—	578
Loss on impairment of capitalized software	—	1,087	—
Other non-cash items	—	238	—
Changes in operating assets and liabilities:
Accounts receivable	(579)	(31)	1,228
Prepaid rent	—	334	(2,107)
Contract revenue	—	(1,037)	—
Other current assets	1,095	(310)	17
Other non-current assets	(2,800)	—	—
Deferred revenue	21,877	26,099	10,666
Accounts payable	(975)	1,231	506
Accrued professional fees	312	95	(945)
Accrued bonus	(1,833)	1,833	(145)
Accrued license fee	(725)	2,500	—
Deferred rent	2,230	1,377	84
Other current liabilities	4,050	747	696
Other non-current liabilities	(125)	125	—

Net cash used in operating activities	(31,319)	(21,538)	(20,348)

Cash flows from investing activities:
Purchases of property and equipment	(2,063)	(12,582)	(8,269)
Purchases of short-term investments	—	—	(57,101)
Maturities of short-term investments	—	—	74,095
Intangible and other assets	411	(542)	(639)
Proceeds from sale of fixed assets	62	—	9

Net cash (used in) provided by investing activities	(1,590)	(13,124)	8,095

Cash flows from financing activities:
Proceeds from financing arrangements and loans	—	4,000	2,073
Proceeds from release of cash on deposit	500	500	—
Payment on capital lease and loan obligations	(2,491)	(2,367)	(2,283)
Proceeds from line of credit	10,000	20,000	—
Proceeds from issuance of common stock (PIPE), net of issuance costs	14,263	20,737	—
Proceeds from issuance of common stock upon the exercise of options, warrants and Employee Stock Purchase Plan	533	1,422	1,487

Net cash provided by financing activities	22,805	44,292	1,277

Net (decrease)/increase in cash	(10,104)	9,630	(10,976)
Cash and cash equivalents at beginning of year	12,329	2,699	13,675

Cash and cash equivalents at end of year	$2,225	$12,329	$2,699

Supplemental disclosures of cash flow information:
Interest paid	$691	$739	$868

Noncash investing and financing activities:
Cashless exercise of stock options	$—	$—	$687

Cashless exercise of warrants	$6	$—	$745

Sale of interest in subsidiary in exchange for intellectual property	$—	$1,713	$—

Conversion of line of credit to common stock	$—	$20,000	$—

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

  Organization

      The Company was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. On October 24, 2001 the Company began doing business as Hyseq Pharmaceuticals, Inc. The Company’s wholly owned subsidiary, Hyseq Diagnostics, Inc. is inactive. The Company’s prior wholly owned subsidiary, GeneSolutions Inc. was merged into the Company on January 8, 2002. The Company’s majority-owned subsidiary, Callida Genomics, Inc., was formed to carry out the Company’s business relating to sequencing-by-hybridization (SBH) technology. Callida Genomics’ wholly owned subsidiary, N-Mer, Inc., was formed to collaborate with Affymetrix, Inc (See Notes 7 and 13). The Company changed its name to Nuvelo, Inc. on January 31, 2003 upon the closing of a merger with Variagenics, Inc.

      The Company is engaged in research and development of novel biopharmaceutical protein-based products for the treatment of human disease from its collection of proprietary genes discovered using its high-throughput signature-by-hybridization platform and from genes licensed-in from partners. It is researching several product candidates to treat a variety of serious diseases and medical conditions. These product candidates target several markets, including cardiovascular disease and oncology. The Company intends to develop and commercialize these types of product candidates on its own or in collaboration with other biotechnology or pharmaceutical companies

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain prior period items have been reclassified to conform to the current year presentation. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future results may differ from these estimates.

  Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of Nuvelo, Inc. and Callida Genomics, its majority owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation. Upon consolidation, 10% of the losses in Callida were allocated to the minority interest holder Affymetrix, up to the point where Affymetrix’s initial investment was depleted, which occurred in the first quarter of 2002. Beyond that point, the Company has absorbed and will continue to absorb 100% of the net losses until Callida generates net income, after which time 10% of Callida’s net income would be allocated to Affymetrix.

  Liquidity

      The Company’s primary source of liquidity is cash from financing activities and from collaboration agreements. The Company generated cash of $22.7 million and $44.3 million from financing activities, and cash of $23.5 million and $22.0 million from collaboration receipts in 2002 and 2001, respectively.

      The Company’s primary use of capital resources has been to fund operating activities and to acquire capital equipment and make leasehold improvements. The Company used cash of $31.3 million and $21.5 million for operating activities, and cash of $2.1 million and $12.6 million to acquire capital equipment and make leasehold improvements in 2002 and 2001, respectively.

      Subsequent to the merger with Variagenics, as described in Note 13, as of January 31, 2003, the Company’s cash balance was approximately $53.2 million.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Cash and Cash Equivalents

      Cash equivalents consist primarily of money market accounts, commercial paper and certificates of deposit with original maturities of three months or less. This is consistent with the Company’s policy to maintain high liquidity and ensure safety of principal.

  Equipment, Leasehold Improvements, and Capitalized Software

      Equipment, leasehold improvements, and capitalized software are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance, and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to five years, using the straight-line method. Equipment under capital leases is amortized over the shorter of the estimated useful life or the terms of the lease, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated life or the term of the lease, using the straight-line method. Capitalized software is amortized over the shorter of the estimated useful life or two years, using the straight-line method. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

  Impairment of Long-Lived Assets

      Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

      SFAS No. 144 requires, among other things, that long-lived assets to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of its use of the acquired assets or its overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on its financial condition and results of operations.

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

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

	Year Ended December 31,

	2002	2001	2000

Source:
BASF Plant Sciences GmbH	83%	91%	75%
Affymetrix	10%	*	*
Chiron Corporation	*	*	21%

*	less than 10%

  Stock-Based Compensation

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS No. 123 as amended by SFAS No. 148. Stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      The Company’s pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,

	2002	2001	2000

Net loss as reported	$(44,972)	$(36,472)	$(22,253)
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(7,940)	(16,898)	(23,952)

Pro forma net loss	(52,918)	(53,370)	(46,205)

Basic and diluted net loss per share as reported	(2.08)	(2.26)	(1.65)
Pro forma basic and diluted net loss per share	(2.44)	(3.30)	(3.44)

Research and Development

      Research and development costs are expensed to operations as incurred and include costs related to the Company’s collaborations. Research costs related to collaborations were approximately $17.8 million, $13.0 million and $10.4 million in 2002, 2001 and 2000, respectively.

Net Loss per Share

      Basic and diluted net loss per share are presented in conformity with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

      In April 2002, the Company sold 3,575,690 shares of newly issued common stock upon completion of a private stock offering, of which 614,298 shares were sold to the Company’s directors and officers. These

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

614,298 shares were excluded from the computed weighted average number of shares of common stock outstanding until August 6, 2002 upon shareholders’ approval.

      On November 29, 2002, the Company sold 64,803 shares of newly issued common stock to its employees under the existing Employee Stock Purchase Plan. 54,888 shares sold were in excess of what was allowable under the Plan. These 54,888 shares were excluded from the computed weighted average number of shares of common stock outstanding as they were not approved by shareholders. Subsequently, on January 28, 2003, the shareholders’ approved increasing the maximum number of shares of common stock available for purchase under the current Employee Stock Purchase Plan.

      In 2002, 2001 and 2000, outstanding options and warrants of 10,016,640, 730,051, and 1,513,000 shares, respectively, (as determined using the treasury stock method) were not included in weighted average shares outstanding as they were antidilutive.

2.	Equipment, Leasehold Improvements and Capitalized Software

      Equipment, leasehold improvements and capitalized software, net consist of the following (in thousands):

	December 31,

	2002	2001

Machinery, equipment and furniture	$10,290	$11,044
Computers and capitalized software	9,379	9,890
Leasehold improvements	13,341	13,006

	33,010	33,940
Less: accumulated depreciation	(17,868)	(14,952)

Equipment, leasehold improvements and capitalized software, net	$15,142	$18,988

      Depreciation expense totaled $5.8 million, $6.1 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Equipment and leasehold improvements at December 31, 2002 and 2001 include items under capital leases in the amount of $0.5 million and $0.6 million, respectively, and related accumulated depreciation of $0.4 million and $0.5 million at December 31, 2002 and 2001, respectively. These leases are secured by the equipment leased there under.

3.	Accumulated Other Comprehensive Loss

      Accumulated other comprehensive income or loss consists entirely of unrealized gains and losses on securities. The change in accumulated other comprehensive loss was $0, $0 and $32,000 in 2002, 2001 and 2000, respectively. This change consisted entirely of unrealized losses on securities.

4.	Patents, Licenses and Other Assets

Patents and Licenses

      Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. As of December 31, 2002 and 2001, the gross carrying amount was $2,182,761, of which $1,713,000 related to the Affymetrix Inc. patent licensed at the inception of Callida Genomics. As of December 31, 2002 and 2001, accumulated amortization of patent costs was $748,322 and $92,439, of which $499,625 and $71,375 were related to Affymetrix’s patent, respectively.

      Patent and license amortization expense was $455,883, $99,008 and $27,633 for the years ended December 31, 2002, 2001 and 2000, respectively. Patent amortization expense is recorded on a straight-line basis over the patent’s estimated useful life which approximates 17 years, except the Affymetrix patent which

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is estimated to have a useful life of 48 months. Annual amortization is estimated at $455,833 through 2005, and $27,633 per year thereafter.

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

5.	Capital Lease Obligations

      The Company has financed equipment purchases through capital lease agreements. The capital lease obligations are to be repaid over terms of 48 to 60 months at interest rates ranging from 9.69% to 13.95% and are secured by the related equipment.

      Future minimum payments under the capital lease agreements are as follows (in thousands):

Years Ending December 31:
2003	$1,425
2004	882
2005	209
2006	11
2007	16

Total loan payments	2,543
Less: Amount representing interest	(301)

Present value of future loan payments	2,242
Less: Current portion	(1,216)

Noncurrent portion	$1,026

6.	Commitments and Contingencies

Operating Leases

      The Company leases three facilities under operating lease agreements, two that expire in June 2005, and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis. Rent expense was approximately $9.9, $8.1 and 2.1 million for fiscal 2002, 2001 and 2000, respectively.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum future rental commitments under non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

Minimum Rental
Commitments

Year Ended December 31,
2003	$4,471
2004	5,517
2005	6,775
2006	7,260
2007	7,479
2008 and thereafter	23,739

$55,241

      On October 25, 2002, the Company and its landlord entered into agreements to terminate the Company’s eleven-year lease of three buildings (originally entered into June 23, 2000) and to grant the Company a six-month option to purchase these properties for a purchase price of $15.3 million. These agreements provide that the Company’s lease was terminated retroactively, effective as of October 1, 2002. The Company paid a lease termination fee of $5.4 million (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit). Also, the Company paid approximately $4.5 million for the option to purchase the building, which is creditable against the purchase price of the building if the option is ultimately exercised (of which $1.7 million was cash, $2.6 million was in the form of a six-month interest free promissory note guaranteed by Company’s Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 was in the form of warrants issued to the landlord). Also, the Company is paying additional consideration of $95,000 per month commencing November 1, 2002 and ending when the option is exercised by the Company or April 30, 2003, whichever occurs first. The Company paid the entire lease termination and option fees on November 1, 2002. If the Company chooses not to exercise this purchase option or fails to pay any installment of the additional option consideration, the $2.6 million Option Note will become due and payable immediately. The purchase option will be terminated and the Company will recognize a lease termination expense for the $2.6 million Option Note.

  Letters of Credit

      In accordance with the terms of a lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2.0 million as partial security for the Company’s lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2.1 million restricted cash on deposit with the Company’s primary bank as security for the letter of credit. The letter of credit and the cash collateralizing it was reduced by $0.5 million commencing in July 2001 and will be further reduced by $0.5 million each year thereafter to a certain minimum amount provided that no default under the lease occurs. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives interest earned thereon. The Company was also required to provide a letter of credit in the amount of $4.0 million as additional security for another lease which requirement terminates after 5 years if the Company has not been in monetary default under the lease.

7.	Collaborative Agreements

  Amgen

      The Company is currently focusing on the development of alfimeprase, an early stage clinical product candidate that it began developing in collaboration with Amgen, Inc. in January 2002. Under the terms of the

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collaboration agreement with Amgen, the Company will lead development and be responsible for all clinical development activities, while Amgen will be responsible for manufacturing activities. Amgen will have the option to lead commercialization efforts in which both companies may participate. The Company will fund all development costs up to an agreed amount, after which costs as well as eventual profits will be shared equally. The Company can terminate the agreement at any time with notice. For a limited time period, Amgen may opt out of the collaboration by converting it to an exclusive licensing arrangement. Amgen also has the right to terminate the agreement if we do not begin human clinical trials within a certain time period upon our uncured material breach or material default, or upon a materially adverse clinical development, or upon our bankruptcy. In January of 2002, the Company recorded a $10.0 million non-cash charge as research and development expense for the fair value of warrants granted to Amgen under the terms of the collaboration, as determined using the Black-Scholes option pricing model. No cash has changed hands to date under the agreement.

  Deltagen

      In October 2001, the Company entered into a collaboration with Deltagen, Inc. to undertake research and development activities on approximately 200 novel secreted protein genes. The Company will provide gene sequences encoding for the secreted proteins, and Deltagen will utilize its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Deltagen and the Company will each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. Deltagen and the Company will share the collaboration’s costs. The Company will provide Deltagen with up to $10.0 million in research and development payments for approximately 200 project genes over the two years ending October 2003, with up to $2.0 million additional funding if the number of project genes increases to a maximum of 240. As of December 31, 2002, the Company has paid Deltagen $2.5 million in research and development payments under our agreement, and has accrued an additional $1.8 million for the second of four milestone payments to be completed by October 2003.

  Kirin

      In October 1998, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which the Company used its proprietary gene discovery technologies to target novel genes relating to a specific growth factor activity from certain cell lines provided by Kirin. The Company retains exclusive rights to develop and market pharmaceutical products resulting from the collaboration in North America, subject to milestone and royalty payments to Kirin. Kirin retains equivalent rights and obligations in Asia and Oceania. The Company and Kirin share such rights equally in Europe and the rest of the world. Under the terms of the agreement, Kirin paid the Company $3.0 million for the initial phase of the collaboration. Total revenue recognized in 2000 under the agreement was $0.3 million. The agreement was extended once and expired March 31, 2001. Our research and gene sequencing obligations under this collaboration are complete.

      In August 2001, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which Kirin will fund three years of collaborative research work, and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. Discoveries during the collaboration will be jointly owned by Kirin and the Company, and will be jointly developed and marketed with costs, efforts, and revenues shared by both companies. The Company will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Oceania. Marketing rights will be shared by both companies in the rest of the world. During 2002 the Company received $0.8 million in funding from Kirin for research work performed under the work plan mutually approved for the contract year February 2002 through January 2003.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  BASF

      In December 1999, the Company entered into a collaboration with American Cyanamid Company in which the Company uses its signature-by-hybridization technology to target agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH (or BASF). The collaboration provided for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement for up to four additional one-year terms. Total revenues recognized in 2002, 2001 and 2000 under the agreement were $21.9 million, $22.4 million and $11.7 million respectively. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. Under the original agreement, the Company was to receive royalties on any such products.

      In May 2002 the collaboration was amended to accelerate completion of the Company’s gene discovery activities and BASF’s payment schedule, resulting in a cost savings to both parties. Future royalties due the Company under the agreement were eliminated. All activities under this collaboration were successfully completed in January 2003.

  Chiron

      In May 1997, the Company entered into a collaboration with Chiron Corporation. Pursuant to the terms of the collaboration agreement, the Company and Chiron are collaborating to develop solid tumor therapeutics, diagnostic molecules and vaccines. The collaboration had an initial term of three years and has been extended by Chiron for an additional two-year period. Chiron may extend the collaboration for one more two-year period. Chiron has the exclusive right to commercialize solid tumor therapeutics, diagnostic molecules and vaccines resulting from the collaboration. The Company will receive royalties on any such products. Concurrent with execution of the collaboration agreement in 1997, Chiron made an equity investment of $5.0 million in return for shares of the Company’s preferred stock, which subsequently converted into common stock upon the Company’s initial public offering in 1997. Chiron also purchased shares of common stock directly from the Company in a private placement concurrent with the Company’s initial public offering in 1997 for an aggregate purchase price of $2.5 million. Total revenue recognized in 2002, 2001 and 2000 under the agreement with Chiron was $0.5 million, $1.2 million and $3.3 million respectively, which the Company received as research funding payments and recognized as revenue as earned. The Company has no future performance obligations related to the revenue recognized in 2002, 2001 and 2000 and no portions of such revenues are refundable. In May of 2002, Chiron elected not to renew the agreement for an additional two-year period.

University of California, San Francisco (UCSF)

      In February 1998, the Company entered into a collaboration agreement with the University of California San Francisco to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the terms of the five-year agreement, the Company made quarterly payments of approximately $0.1 million to UCSF in connection with the agreement to reimburse UCSF for direct and indirect expenses incurred in clinical sample collection and for research conducted.

      In July 2002 the Company and UCSF amended the research agreement to allow either party to non-exclusively license the database collection to third parties for research purposes, with milestones and royalties to be shared equally by the Company and by UCSF. This amendment also provided that the Company’s payment obligations and UCSF’s sample collection obligations under the research agreement were considered concluded. At the same time in July 2002, the Company and UCSF licensed the database to Celera

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diagnostics for use in the development of diagnostic products. The Company received a $0.5 million nonrefundable license fee from Celera Diagnostics in the third quarter of 2002, which it recognized as revenue.

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

      The Company contributed cash, certain assets consisting primarily of equipment, capitalized software, and SBH intellectual property to Callida upon its formation in exchange for a 90% interest in Callida, in the form of Series A convertible preferred stock (See Note 8). In exchange for a contribution of certain intellectual property (a non-exclusive license to 12 U.S. patents or patent applications and counterpart foreign applications in a limited field of use) to Callida, Affymetrix received a 10% equity interest in Callida, in the form of Series A-1 convertible preferred stock (See Note 8). The Company accounts for the Affymetrix 10% ownership share as minority interest in Callida in the statement of operations, up to the point where Affymetrix’ initial minority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income.

      Affymetrix paid a total of $8.0 million in cash to the Company at the close of the settlement. The $8.0 million payment is comprised of two pieces. Affymetrix made a license payment of $4.0 million dollars in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal array field. Universal arrays are DNA arrays designed without reference to specific gene sequences that can be used to sequence any gene. This license payment will be recognized as revenue as Callida utilizes its cash in conducting research and development efforts.

      Affymetrix also made a loan to the Company of $4.0 million (interest rate of 7.5%, 5 year term) for its cash investment in Callida. In lieu of cash repayment of this loan, The Company has the right, at any time, to exchange the note in whole or in part into such number of shares of its common stock (based on a price per share equal to 90% of the ten day trailing average price) equal to the aggregate amount of principal and interest to be exchanged.

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

      Both the Company and Affymetrix committed to invest additional amounts in N-Mer, contingent on Callida achieving certain milestones. Affymetrix also has an option to purchase a majority interest of the outstanding common stock of N-Mer at a predetermined sum, exercisable at any time over the next five years. The Company believes that Affymetrix’s purchase option has no material fair value, until such point that research reaches a technical milestone and product feasibility is achieved, and has no accounting implications as of the date of inception of Callida or as of December 31, 2002. The Company will periodically evaluate the value of N-Mer to determine whether Affymetrix’s purchase option has value. If so, such value will be recorded through earnings and on the Company’s balance sheet.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 8,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued.

      As of December 31, 2002 and 2001, there were no issued and outstanding shares of preferred stock. On June 5, 1998, the Company’s Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series B junior participating preferred stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of the Company’s outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors.

Common Stock

      In April 2002, the Company announced the completion of a private stock placement of 3,575,691 newly issued shares of common stock at $4.20 per share to accredited investors. The Company also issued warrants to the investors to purchase approximately 893,927 shares of common stock at $5.67 per share, a 35% premium to the per unit purchase price.

Deferred Compensation

      The amortization of deferred compensation was $15,000, $34,000, and $29,000 in 2002, 2001, and 2000, respectively. At December 31, 2002, the deferred compensation balance was approximately $6,000.

Warrants

      As of December 31, 2002, warrants to purchase 4,100,970 shares of common stock were outstanding at exercise prices ranging from $2.68 to $8.29 ($7.33 weighted average exercise price) per share. These warrants are held by certain investors and executive officers and expire at various times between August 2006 and January 2009. Warrants are recorded at their estimated fair market value at the date of grant using the Black-Scholes option pricing model.

Stock Option Plans

      In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan, (Employee Plan). The Company initially reserved a total of 1,152,000 common shares for issuance under the Employee Plan. In 1998 and 2001, the Company’s stockholders approved to increase the number of shares authorized for issuance under the Employee Plan to 3,152,000. Options granted under the Employee Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of not less than fair market value and nonstatutory options may be granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. At December 31, 2002, 1,776,222 options were outstanding under the Employee Plan.

      In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan, (Directors Plan), providing for periodic stock option grants to non-employee directors of the Company. Under the

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors Plan, each new, non-employee director receives a one-time grant of options to purchase 23,040 shares of common stock, of which options to purchase 11,520 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 5,760 shares each year (such that the amount received under the Directors Plan when added to all prior options granted to a director which vest in that year total 5,760) on the date of the annual meeting of the stockholders commencing in 1997. Options under the Directors Plan are granted at the fair market value of the Company’s common stock on the date of the grant. In 2000, the Company’s stockholders approved an amendment to the Directors Plan that changed the method for determining the number of shares granted under the plan, and lengthened the vesting date for the new director’s initial and first annual grants of options. Under the amendment, the number of shares that are granted will be equal to the lesser of the number determined by dividing $200,000 by the fair market value of our common stock on the date of grant, or 10,000 shares. The amendment also revised the vesting date for initial options that are granted when a new director joins our Board such that 50% of a new director’s option will vest one year after the grant date and the other 50% will vest two years after the grant date. A total of 438,240 shares of common stock have been reserved for issuance under the Directors Plan, of which options to purchase 207,155 shares were outstanding at December 31, 2002.

      In 1999, the Company adopted a Scientific Advisory Board/ Consultants Stock Option Plan that provides for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allows the Board of Directors to approve grants of stock options to consultants. A total of 30,000 shares of common stock have been reserved for issuance under the Scientific Advisory Board/ Consultants Stock Option Plan, of which options to purchase 17,000 shares were outstanding at December 31, 2002.

      In August 2002, the Company adopted the 2002 Equity Incentive Plan, (2002 Plan), to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. A total of 1,500,000 common shares for issuance have been reserved for issuance under the 2002 Plan. The 2002 Plan authorizes the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan requires that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to a 10% Owner. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. Upon the adoption of the 2002 Plan, the Company no longer makes awards under the 1995 Stock Option Plan and the Scientific Advisory Board/ Consultants Stock Option Plan. At December 31, 2002, 536,900 options were outstanding under the 2002 Plan.

      During 2002, the Company granted 15,000 stock options to consultants under the 2002 Equity Incentive Plan all of which become exercisable in August 2003. In connection with these grants, the Company recorded deferred compensation of $23,945 representing the fair value of the options granted in accordance with SFAS 123. This deferred compensation is periodically re-measured until the underlying options vest in accordance with EITF 96-18. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 3 years for the expected life of the option, 3.83% risk-free interest rate, and .9228 volatility rate. During 2002, the Company recorded $15,000 in amortization of deferred compensation related to grants to non-employees.

      The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the Employee Plan. Each option gives the holder the right to purchase common stock at prices between $0.78 and $1.82 per share. In 1998, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 9,500 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $4.75 and $10.06 per share. The options vest over periods up to four years. In February 2000, an officer and

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director of the Company was granted an option to purchase 1,000,000 shares of common stock at $31.69 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option becomes exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. In 2001, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 1,268,160 shares to five employee officers at prices between $9.96 and $12.56 per share as inducements to become employees of the company. In August 2001, a director of the Company was granted an option, contingent upon shareholder approval, to purchase 1,000,000 shares of common stock at $8.63 per share, the closing price on the day prior to the grant. As of December 31, 2002, 3,378,393 options issued outside of any of the Company’s stock option plans were outstanding.

      The Directors Plan, the Employee Plan, the 2002 Plan, and the options granted to an officer and director to purchase 2,000,000 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

      The Company values employee stock options using the intrinsic method of APB 25, rather than the fair value method of SFAS No. 123. Nevertheless, the Company is required for purposes of comparison to present net loss and loss per share on a pro forma basis as if the fair value method had been used. The fair value for employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001	2000

Volatility	0.93	0.87	0.92
Risk-free interest rate	3.56%	4.65%	5.84%
Dividend yield	—	—	—
Expected life of option	5.3 years	5.3 years	5.3 years

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

      A summary of the Company’s stock option activity, and related information follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of period	5,624,341	$14.32	2,566,379	$20.10	1,779,324	$3.80
Options granted	2,102,910	$2.80	3,387,750	$10.25	1,500,275	$10.25
Options exercised	(49,991)	$3.57	(71,860)	$3.87	(562,722)	$3.29
Options canceled	(1,772,140)	$8.29	(257,928)	$21.31	(150,498)	$7.19

Options outstanding at end of period	5,905,120	$12.11	5,624,341	$14.32	2,566,379	$20.10

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding

		Weighted-		Options Exercisable
		Average	Weighted-
		Remaining	Average		Weighted-
Range of	Number of	Contractual	Exercise	Number of	Average
Exercise Price	Shares	Life	Price	Shares	Exercise Price

$ 0.87 — $ 2.21	1,360,180	9.52	$2.13	73,280	$1.93
2.44 — 8.07	612,463	7.34	5.23	359,125	4.54
8.28 — 8.64	1,026,430	8.54	8.63	359,763	8.61
8.67 — 10.44	952,150	8.52	10.31	408,603	10.34
10.54 — 29.66	908,947	8.07	14.27	464,758	15.55
31.69 — 31.69	1,000,000	7.08	31.69	1,000,000	31.69
32.38 — 101.44	44,950	7.53	46.51	33,700	46.35

	5,905,120	8.31	$12.11	2,696,229	$18.37

      The weighted-average grant-date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $2.31, $7.99 and $26.50, respectively.

Employee Stock Purchase Plan

      The Company’s stockholders have approved an Employee Stock Purchase Plan, covering an aggregate of 250,000 shares of the Company’s common stock. Each quarter, an eligible employee may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair value of the stock as of the first business day of the quarter or the last business day. In the year ended December 31, 2002, 167,022 shares of the Company’s stock were sold under the Employee Stock Purchase Plan at a weighted-average price of $2.00 per share.

9.	Income Taxes

      The Company had no current state income tax for the years ended December 31, 2002, 2001, and 2000, respectively. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income taxes and the actual provision for income taxes as of December 31, 2002, 2001 and 2000 as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Income tax at statutory rate (34%)	$(15,329)	$(12,500)	$(7,566)
State income taxes net of federal income tax benefit	3
Net losses and temporary differences for which no current benefit is recognized	16,643	12,580	11,322
Permanent differences	(1,317)	(80)	(3,756)

Income tax expense	$—	$—	$—

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended
	December 31,

	2002	2001

Deferred Tax Assets:
Net operating loss carryforwards	$53,330	$37,970
Research and other credits	13,540	4,422
Capitalized research expenses	3,100	2,446
Accrued expenses and reserves	3,190	2,564
Deferred revenue	210	1,475
Depreciation expense	870	1,357

Total deferred tax assets	74,240	50,234
Valuation allowance	(74,240)	(50,234)

Net deferred tax assets	$—	$—

      Deferred tax assets are reduced by a valuation allowance as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased by $24.0 million, $12.5 million and $15.7 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

      As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $151.9 million and $35.8 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $6.3 million and $6.5 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2022, if not utilized. The State of California net operating losses will expire at various dates beginning in 2003 through 2013, if not utilized.

      Utilization of the Company’s net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      Approximately $12.3 million of the federal net operating losses and $6.6 million of the state net operating losses relate to deductions from stock based compensation. No income statement benefit will result from the realization of these losses.

10.	Transactions with Related Parties

      As of December 31, 2002, 2001 and 2000, the Company had outstanding accounts payable balances of approximately $6,000, $3,000, and $45,000 respectively, for professional services rendered by a law firm of which the spouse of the Company’s former President and Chief Executive Officer was a member. The Company incurred legal fees and costs to this law firm of approximately $21,000, $57,000, and $400,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In August 2001, the Company received a commitment from its Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments beginning upon the expiration date of August 5, 2003. A promissory note issued pursuant to the line of credit may be repaid by converting into shares of our common stock at any time upon the agreement of us and the Chairman at a price based upon the average price of our common stock over the 20-day period prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2002 the Company had drawn down $10.0 million from this line of credit. The Company’s Chairman guaranteed to a certain maximum amount and provided the collateral for the Company’s $4.0 million letter of credit under a lease, and $0.3 million letter of credit under it’s real estate purchase option.

      The Company’s Chairman receives no cash compensation as an employee and instead receives options to purchase 3,000 shares per month. To date, at the Chairman’s request, the Company has not granted him any equity incentives in recognition of the lines of credit that he has made available to us, his guarantee of our real estate leases, his provision of collateral for two of our letters of credit under facility leases, or the occasional use of his private jet for our business purposes. The Company believes that the Board is likely to take action in the future to provide appropriate incentives to the Chairman in order to ensure his continued active involvement with us.

11.	Segment and Geographic Data

Segment information

      The Company is engaged in research and development of novel biopharmaceutical protein-based products for the treatment of human disease from its collection of proprietary genes discovered using its high-throughput signature-by-hybridization platform. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Reportable segments are Nuvelo Inc., which develops and market therapeutic drugs for the treatment of human diseases; and Callida Genomics, Inc., which develops and commercializes the sequencing-by-hybridization (SBH) technology including the high-speed DNA sequencing chip developed in collaboration with Affymetrix, Inc.

      Segment operating results are measured based on net income (loss) before tax. There are no inter-segment sales.

	Twelve Months Ended
	December 31, 2002

	Nuvelo	Callida	Total

Contract Revenue	$25,554	$879	$26,433
Depreciation and amortization expense	5,248	999	6,247
Interest income	87	—	87

Interest expense	(1,242)	—	(1,242)

Loss from operations	(38,321)	(5,578)	(43,899)
Net loss before minority interest	(39,512)	(5,578)	(45,090)
Total assets	22,739	4,333	27,072
Capital expenditures	$1,311	$752	$2,063

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Geographic information

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenues:
Domestic	$4,557	$2,230	$3,639
Germany	21,876	22,360	11,665
Other	—	—	300

Geographic totals	$26,433	$24,590	$15,604

12.	Selected Quarterly Financial Data (Unaudited)

      Summarized selected quarterly financial data is as follows (in thousands):

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Contract revenues	$3,518	$11,022	$6,661	$5,232
Loss from operations	(16,217)	(988)	(7,854)	(18,840)
Net loss	(16,510)	(1,444)	(8,068)	(18,956)
Basic and diluted net loss per share*	$(0.72)	$(0.06)	$(0.37)	$(1.01)

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Contract revenues	$7,069	$5,872	$5,981	$5,668
Loss from operations	(11,553)	(9,905)	(8,349)	(6,386)
Net loss	(11,357)	(10,008)	(8,427)	(6,680)
Basic and diluted net loss per share*	$(0.61)	$(0.59)	$(0.55)	$(0.49)

*	The sum of earnings per share for the four quarters of 2002 is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

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

13.	Subsequent Events (Unaudited)

Merger with Variagenics, Inc.

      On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics develops molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. As a result of

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the merger, Variagenics shareholders received 1.6451 shares of Company stock in exchange for each Variagenics share for a total of approximately 39.7 million Company shares, at an approximate purchase price of $48.9 million net of estimated transaction costs of $4.3 million. The new name for the combined company is Nuvelo, Inc. which began trading under its new Nasdaq symbol, NUVO, on February 3, 2003.

      The Company will account for this merger under the purchase method of accounting for business combinations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” during its first quarter of fiscal year 2003. The following unaudited pro forma financial information presents the combined results of the operations of Variagenics, and the Company as if the merger had occurred:

	Year Ended December 31,

	2002	2001

	(unaudited)
January 1, 2002 and January 1, 2001, respectively: (Dollars in thousands, except per share amounts)
Net revenue	$27,863	$27,573
Net income	(76,791)	(59,939)
Earnings per common share Basic and diluted	(1.26)	(1.10)
January 1, 2002:
Cash, cash equivalents and marketable securities	57,895
Total assets	84,650
Total liabilities	$40,387

      As of the merger date, January 31, 2003, the Company had approximately $53.2 million of cash available for future operations.

Line of Credit

      In January 2003, the Company drew down an additional $1.0 million from the Chairman’s line of credit for business operations. As of March 14, 2003, $9.0 million funding remains available for the Company’s use under this line of credit.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to “General Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” under Proposal No. 1 in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The response to this item is incorporated by reference to “Certain Information With Respect to Executive” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2003 Annual Meeting of Stockholders.

Item 14.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

      There have been no significant changes to our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(3)  Exhibits

      The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)
3.1	Amended and Restated Articles of Incorporation of Hyseq, Inc., as amended(2)
3.2	Amended and Restated By-Laws of Hyseq, Inc.(3)
3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(4)
4.1	Specimen Common Stock certificate(2)
4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998(5)
4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000(6)
4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)
4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)
4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation(7)
4.7	Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002(6)
4.8	Form of Warrant, dated as of April 5, 2002(3)
4.10	Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(8)
4.11	Certificate of Amendment to Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(9)
10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers(2)
10.2	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(2)
10.3	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(2)
10.4	Collaboration and License Agreement between Hyseq, Inc. and Chiron Corporation dated May 30, 1997(2)
10.5	Collaboration Agreement between Hyseq, Inc. and The Perkin-Elmer Corporation dated May 30, 1997(2)
10.6	Stock Option Plan, as amended(10)
10.7	Employee Stock Purchase Plan(11)
10.8	Non-Employee Director Stock Option Plan, as amended(12)
10.9	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(13)
10.10	Non-Qualified Employee Stock Purchase Plan(14)
10.11	Scientific Advisory Board/ Consultants Stock Option Plan(14)
10.12	Amendment No. 1 to the Hyseq, Inc. Employee Stock Purchase Plan(15)
10.13	Employment and Confidential Information Agreement between Hyseq, Inc. and Dr. Ted W. Love dated January 11, 2001(16)

Exhibit
Number	Description

10.14	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(17)
10.15	Industrial Multi-Tenant Lease between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(16)
10.16	Form of Registration Rights Agreement, dated as of August 28, 2001, among Hyseq, Inc. and the investors party thereto(4)
10.17	Stock Option Agreement, dated as of February 1, 2000, between Hyseq, Inc. and Dr. George B. Rathmann(6)
10.18	Line of Credit Agreement, dated as of August 6, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)
10.19	Stock Option Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)
10.20	Interference Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)
10.21	Option Agreement, dated as of October 24, 2001, among Affymetrix, Inc., Callida Genomics, Inc., and N-Mer, Inc.(6)
10.22	Form of Non-Stockholder Approved Stock Option Agreement for Officers(18)
10.23	Registration Rights Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)
10.24	Collaboration and License Agreement, dated as of June 29, 2001, between Hyseq, Inc. and Aurora Biosciences Corporation(19)
10.25	Collaboration Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Kirin Brewery Company, Ltd.(19)
10.26	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, between Hyseq, Inc. and Deltagen, Inc.(19)
10.27	Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(18)
10.28	Product Development and Supply Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)
10.29	Product Solicitation Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)
10.30	Collaboration Agreement, dated of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(20)
10.31	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company(21)
10.32	Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan(22)
10.33	Form of Severance Agreement(9)
10.34	Lease Agreement, dated as of May 15, 1998, between 205 Broadway Realty Trust and Variagenics, Inc.(23)
10.35	Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(24)
10.36	Equipment Schedules 3 and 4, dated July 27, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(25)
10.37	Equipment Schedule 5, dated November 28, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(26)
10.38	Equipment Schedules 6 and 7, dated March 18, 2002, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(27)
10.39	Securities Purchase Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)
10.40	Warrant Purchase Agreement, dated as of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(6)

Exhibit
Number	Description

10.41	Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan(28)
10.42	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan(29)
10.43*	Guarantee by George Rathmann in favor of AMB Property, L.P. — agreement dated October 1, 2002
10.44*	Humboldt Lease Termination/ Purchase Option Documents — agreements dated October 25, 2002
10.45*	Amendment to Amended and Restated Line of Credit, dated as of November 9, 2002, between Hyseq, Inc. and Dr. George B. Rathmann
10.46*	Real Property Option and Sale Agreement and Joint Escrow Instructions, dated October 1, 2002
21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2002
23.1*	Consent of Independent Auditors
99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.

(7)	Previously filed as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.

(8)	Previously filed with the SEC and incorporated herein by reference to Exhibit A to the Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998, previously filed with the SEC as an Exhibit to Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, filed on February 14, 2003, File No. 333-103257.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on December 5, 1997, File No. 333-41663.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 20, 1998, File No. 333-53087.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 21, 1998, File No. 333-53089.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 20, 2000, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on June 13, 2000, File No. 333-39194.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873.

(18)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K/ A for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K/ A, for the year ended December 31, 2001, filed on July 22, 2002, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q/ A, for the quarterly period ended March 31, 2002, filed on July 22, 2002, File No. 000-22873.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on November 8, 2002, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-8, filed on November 18, 2002, File No. 333-101276.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Registration Statement on Form S-1, File No. 333-33558.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-31035.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001, File No. 000-31035.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-31035.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 14, 2002, File No. 000-31035.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on November 18, 2002, File No. 333-101276.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Registration Statement on Form S-8, filed on February 7, 2003, File No. 333-103055.

          (b)  Reports on form 8-K.

Date of Filing	Subject

October 25, 2002	Form 8-K, Item 5, Nuvelo and its landlord, AMB Property Corporation entered into agreements that (1) terminate Nuvelo’s eleven year lease of AMB’s buildings at 225, 249, and 257 Humboldt Court, Sunnyvale, California and (2) grant Nuvelo a six-month option to purchase these properties for a purchase price of $15.3 million
November 9, 2002	Form 8-K, Item 5, Nuvelo and Variagenics, Inc. entered into an Agreement and Plan of Merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 28, 2003

NUVELO, INC.

BY:	/s/ PETER S. GARCIA

Peter S. Garcia
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc. in the capacities indicated on March 28, 2003.

Signature	Title

/s/ TED W. LOVE Ted W. Love	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ PETER S. GARCIA Peter S. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE B. RATHMANN George B. Rathmann	Chairman of the Board

/s/ PHILIPPE CHAMBON Philippe Chambon	Director

/s/ JEAN-FRANCOIS FORMELA Jean-Francois Formela	Director

/s/ MARY PENDERGAST Mary Pendergast	Director

/s/ MARTIN VOGELBAUM Martin Vogelbaum	Director

CERTIFICATION

I, Ted W. Love, certify that:

1.	I have reviewed this annual report on Form 10-K of Nuvelo, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ TED W. LOVE

Ted W. Love
President, Chief Executive Officer and Director

CERTIFICATION

I, Peter S. Garcia, certify that:

1.	I have reviewed this annual report on Form 10-K of Nuvelo, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ PETER S. GARCIA

Peter S. Garcia
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)
3.1	Amended and Restated Articles of Incorporation of Hyseq, Inc., as amended(2)
3.2	Amended and Restated By-Laws of Hyseq, Inc.(3)
3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(4)
4.1	Specimen Common Stock certificate(2)
4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998(5)
4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000(6)
4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)
4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)
4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation(7)
4.7	Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002(6)
4.8	Form of Warrant, dated as of April 5, 2002(3)
4.10	Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(8)
4.11	Certificate of Amendment to Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(9)
10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers(2)
10.2	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(2)
10.3	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(2)
10.4	Collaboration and License Agreement between Hyseq, Inc. and Chiron Corporation dated May 30, 1997(2)
10.5	Collaboration Agreement between Hyseq, Inc. and The Perkin-Elmer Corporation dated May 30, 1997(2)
10.6	Stock Option Plan, as amended(10)
10.7	Employee Stock Purchase Plan(11)
10.8	Non-Employee Director Stock Option Plan, as amended(12)
10.9	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(13)
10.10	Non-Qualified Employee Stock Purchase Plan(14)
10.11	Scientific Advisory Board/ Consultants Stock Option Plan(14)
10.12	Amendment No. 1 to the Hyseq, Inc. Employee Stock Purchase Plan(15)
10.13	Employment and Confidential Information Agreement between Hyseq, Inc. and Dr. Ted W. Love dated January 11, 2001(16)
10.14	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(17)
10.15	Industrial Multi-Tenant Lease between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(16)
10.16	Form of Registration Rights Agreement, dated as of August 28, 2001, among Hyseq, Inc. and the investors party thereto(4)

Exhibit
Number	Description

10.17	Stock Option Agreement, dated as of February 1, 2000, between Hyseq, Inc. and Dr. George B. Rathmann(6)
10.18	Line of Credit Agreement, dated as of August 6, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)
10.19	Stock Option Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)
10.20	Interference Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)
10.21	Option Agreement, dated as of October 24, 2001, among Affymetrix, Inc., Callida Genomics, Inc., and N-Mer, Inc.(6)
10.22	Form of Non-Stockholder Approved Stock Option Agreement for Officers(18)
10.23	Registration Rights Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)
10.24	Collaboration and License Agreement, dated as of June 29, 2001, between Hyseq, Inc. and Aurora Biosciences Corporation(19)
10.25	Collaboration Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Kirin Brewery Company, Ltd.(19)
10.26	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, between Hyseq, Inc. and Deltagen, Inc.(19)
10.27	Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(18)
10.28	Product Development and Supply Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)
10.29	Product Solicitation Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)
10.30	Collaboration Agreement, dated of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(20)
10.31	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company(21)
10.32	Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan(22)
10.33	Form of Severance Agreement(9)
10.34	Lease Agreement, dated as of May 15, 1998, between 205 Broadway Realty Trust and Variagenics, Inc.(23)
10.35	Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(24)
10.36	Equipment Schedules 3 and 4, dated July 27, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(25)
10.37	Equipment Schedule 5, dated November 28, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(26)
10.38	Equipment Schedules 6 and 7, dated March 18, 2002, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(27)
10.39	Securities Purchase Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)
10.40	Warrant Purchase Agreement, dated as of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(6)
10.41	Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan(28)
10.42	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan(29)

Exhibit
Number	Description

10.43*	Guarantee by George Rathmann in favor of AMB Property, L.P. — agreement dated October 1, 2002
10.44*	Humboldt Lease Termination/ Purchase Option Documents — agreements dated October 25, 2002
10.45*	Amendment to Amended and Restated Line of Credit, dated as of November 9, 2002, between Hyseq, Inc. and Dr. George B. Rathmann
10.46*	Real Property Option and Sale Agreement and Joint Escrow Instructions, dated October 1, 2002
21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2002
23.1*	Consent of Independent Auditors
99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.

(7)	Previously filed as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.

(8)	Previously filed with the SEC and incorporated herein by reference to Exhibit A to the Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998, previously filed with the SEC as an Exhibit to Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, filed on February 14, 2003, File No. 333-103257.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on December 5, 1997, File No. 333-41663.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 20, 1998, File No. 333-53087.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 21, 1998, File No. 333-53089.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 20, 2000, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on June 13, 2000, File No. 333-39194.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873.

(18)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K/ A for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K/ A, for the year ended December 31, 2001, filed on July 22, 2002, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q/ A, for the quarterly period ended March 31, 2002, filed on July 22, 2002, File No. 000-22873.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on November 8, 2002, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-8, filed on November 18, 2002, File No. 333-101276.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Registration Statement on Form S-1, File No. 333-33558.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-31035.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001, File No. 000-31035.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-31035.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 14, 2002, File No. 000-31035.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on November 18, 2002, File No. 333-101276.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Registration Statement on Form S-8, filed on February 7, 2003, File No. 333-103055.