Form 10-K/A
period 2002-12-31
NUVELO INC
filed 2003-04-30
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22873

NUVELO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	36-3855489 (I.R.S. Employer Identification No.)

675 Almanor Avenue, Sunnyvale, CA (Address of principal executive offices)	94085 (Zip Code)

Registrant’s telephone number, including area code:
408-215-4000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     The aggregate market value of the common stock held by non-affiliates of the Registrant on March 14, 2003 was $45,335,979 based on the last sale price of the common stock as reported by the Nasdaq Stock Market.

     As of March 14, 2003, the Registrant 62,980,577 shares of common stock outstanding.

EXPLANATORY NOTES
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
COMPENSATION OF DIRECTORS
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
STOCK PERFORMANCE GRAPH
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. Certain Relationships and Related Transactions
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX*
EXHIBIT 99.3
EXHIBIT 99.4

EXPLANATORY NOTES

     This Amendment No. 1 on Form 10-K/A is being filed by Nuvelo, Inc. (the “Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to amend and restate Items 10, 11, 12 and 13 of Part III and Item 15(a)(3) of Part IV, as set forth below.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain Information With Respect to Directors

     The following table sets forth information as of April 17, 2003 with respect to our directors:

			Director
Name of Director	Age	Position	Since

George B. Rathmann, Ph.D. (1) (3)	75	Chairman of the Board	2000
Ted W. Love, M.D. (1)	44	President and Chief Executive Officer, Director	2001
Mary K. Pendergast., J.D., L.L.M. (1)(2)	52	Director	2002
Thomas N. McCarter, III. (2)(3)	73	Director	2003
Philippe O. Chambon, M.D., Ph.D. (3)	46	Director	2003
Jean-Francois Formela, M.D.	46	Director	2003
Martin A. Vogelbaum (2)	39	Director	2003

(1)	Member of Nominating Committee

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

     The principal occupations and positions for at least the past five years of our directors and director nominees are as follows:

Nominees for Election to the Board of Directors for a Three-Year Term Ending in 2006

     Ted W. Love, M.D. has served as our President since January 2001, our Chief Executive Officer since March 2001, and as a director since February 2001. Dr. Love served as our President and Chief Operating Officer from January 2001 until March 2001. Prior to joining us, Dr. Love served as Senior Vice President of Development at Theravance Inc. (formerly Advanced Medicine, Inc). At Genentech, Dr. Love served in a number of roles in medical affairs and product development from 1992 to 1998 including Vice President of Product Development and Regulatory Affairs and Chairman of the Product Development Committee. Dr. Love holds a B.A. in Molecular Biology from Haverford College and a M.D. from Yale Medical School.

     Philippe O. Chambon, M.D., Ph.D. has served as a member of our Board of Directors since our merger with Variagenics, Inc., in January 2003. Dr. Chambon served as a member of the board of directors of Variagenics from July 1999 until January 2003. Since January 1997, Dr. Chambon has been a General Partner of the Sprout Group. Dr. Chambon joined the Sprout Group in May 1995. From May 1993 to April 1995, Dr. Chambon served as Manager in the Healthcare Practice of The Boston Consulting Group, a leading management consulting firm. From September 1987 to April 1993, he was an executive with Sandoz Pharmaceutical (Novartis), where he had late-stage product development and pre-marketing responsibilities. Dr. Chambon currently serves as a member of the board of directors of Deltagen, Inc., Pharsight Corp. and several privately-funded biotechnology companies. Dr. Chambon holds an M.D. and a Ph.D. from the University of Paris and an M.B.A. from Columbia University.

Directors continuing in office until the Annual Meeting of Stockholders in 2004.

     Thomas N. McCarter, III has served as a member of our Board of Directors since April 2003, and also previously served as a member of our Board of Directors from October 1996 through January 2003. Mr. McCarter currently serves as Chairman of the Ramapo Land Company, a real estate company, and is a general partner of Miles Timber Properties, a land company, positions he has held for more than five years. Mr. McCarter was a former Chairman of Stillrock Management, Inc., an investment company, was a director of Parock Group, a diversified investment company, and is currently a director of other closely held companies. Mr. McCarter attended Princeton University from 1948 to 1951 and has been a certified investment counselor since 1972.

     Jean-Francois Formela, M.D. has served as a member of our Board of Directors since our merger with Variagenics in January 2003. Dr. Formela served as a member of the board of directors of Variagenics from June 1997 until January 2003. Dr. Formela was a Principal of Atlas Venture from 1993 to 1995, and has been a Senior Principal of Atlas Venture since 1995. From 1989 to 1993, Dr. Formela served at Schering-Plough, most recently as Senior Director, Medical Marketing and Scientific Affairs, where he had biotechnology licensing and marketing responsibilities. Dr. Formela serves on the board of directors of deCODE Genetics, Inc., Exelixis, Inc. and several private companies. Dr. Formela holds an M.D. from Paris University School of Medicine and an M.B.A. from Columbia University.

Directors continuing in office until the Annual Meeting of Stockholders in 2005.

     George B. Rathmann, Ph.D. has served as Chairman and a member of our Board of Directors since February 2000. Dr. Rathmann served as our Chief Executive Officer from May 2000 to March 2001, and also served as our President from May 2000 to January 2001. Dr. Rathmann was a founder of ICOS Corporation, a publicly held biopharmaceutical company, in 1990 and served as its Chairman until January 2000. While at ICOS, he also served as Chief Executive Officer and President from September 1991 until June 1999. In 1980, he co-founded Amgen, Inc., a publicly-held biotechnology company. He was a director of Amgen until 1993 and at various times also served as its Chairman of the Board, President and Chief Executive Officer. Dr. Rathmann was also associated with Abbott Laboratories, Inc., a healthcare products manufacturer, where from 1975 to 1977 he was Director of Research and Development and from 1977 to 1980 he was Divisional Vice President. Dr. Rathmann received his Ph.D. in physical chemistry from Princeton University.

     Mary K. Pendergast has served as a member of our Board of Directors since May 2002. Ms. Pendergast has been Executive Vice President, Government Affairs of Elan Corporation since January 1998. Ms. Pendergast was Deputy Commissioner/Senior Advisor to the Food and Drug Administration, Department of Health and Human Services from November 1990 to January 1998. Ms. Pendergast received her L.L.M. from Yale Law School in 1977, her J.D. from the University of Iowa College of Law in 1976 and her B.A. from Northwestern University in 1972.

     Martin A. Vogelbaum has served as a member of our Board of Directors since our merger with Variagenics in January 2003. Mr. Vogelbaum served as a member of the board of directors of Variagenics, Inc. from June 1997 until January 2003. Since June 2000, Mr. Vogelbaum has been a General Partner of Apple Tree Partners. Previously, Mr. Vogelbaum was a General Partner of Oxford Bioscience Partners. Prior to joining Oxford in 1993, he held senior executive positions at the public and investor relations firms of Burns McClellan, Inc. and Hill & Knowlton, where he implemented marketing and investor initiatives for biotechnology and pharmaceutical companies. Previously, he was a Research Associate in the Bone Marrow Transplant Unit at Memorial Sloan-Kettering Cancer Center. Mr. Vogelbaum received his A.B. in biology and history from Columbia University.

Certain Information With Respect to Executive Officers

     Set forth below is information regarding each of our executive officers as of March 31, 2003. Further information with regard to Dr. Rathmann and Dr. Love is presented under “Certain Information With Respect to Directors,” above.

Name	Age	Position

George B. Rathmann	75	Chairman of the Board of Directors
Ted W. Love	44	President, Chief Executive Officer and Director
Linda A. Fitzpatrick	46	Senior Vice President of Human Resources

Name	Age	Position

Peter S. Garcia	42	Senior Vice President, Chief Financial Officer and Secretary
Walter Funk	43	Vice President of Research
Luis Pena	40	Vice President of Development
Nina V. Giles	30	Vice President of Business Development

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

     Peter S. Garcia joined us in May 2001 as our Senior Vice President and Chief Financial Officer. In January 2003, Mr. Garcia began to serve as our Secretary. Prior to joining us, Mr. Garcia served as Chief Financial Officer at Novacept, Inc., from May 2000 to April 2001, Chief Financial Officer and Consultant at IntraBiotics Pharmaceuticals, Inc. from January 1999 to April 2000 and Chief Financial Officer at Dendreon Corporation from July 1996 to December 1998. Prior to this experience, Mr. Garcia worked at Amgen Inc. from 1990 to 1996 in a variety of financial executive positions, including Assistant Corporate Controller. Mr. Garcia graduated with honors with a Bachelor of Arts degree in Economics and Sociology from Stanford University, and earned his Master of Business Administration from the University of California at Los Angeles.

     Walter Funk, Ph.D. joined us in August 2000 and currently holds the position of Vice President of Research. Prior to joining us, Dr. Funk was a founding scientist at Geron Corp. from 1993 to 2000 where he was project leader on molecular biology projects focused on telomerase biology, cell immortalization and senescence. He later led the company’s genomics efforts in human stem cell biology. Dr. Funk did post-doctoral work at the University of Texas Southwestern Medical Center at Dallas in the labs of Woodring Wright and Jerry Shay and received his Ph.D. and B.Sc.(Hon) degrees in Biochemistry from the University of British Columbia. He has published over thirty journal papers and is an assignee on 7 U.S. patents.

     Nina V. Giles joined us in July 2002 as Vice President of Business Development. From February 1997 to April 2002, Ms. Giles was with Incyte Genomics, Inc., where she held various positions in the commercial organization, most recently serving as vice president, business development, where she was a leading contributor to Incyte’s revenue generation. From August 1995 to February 1997, Ms. Giles held both analyst and management positions at Frost & Sullivan. Ms. Giles attended the University of California, Davis, and received a Bachelor of Science degree in Biology.

     Luis Peña joined Nuvelo in March, 2001, bringing over 16 years of experience in drug development. Mr. Peña joined Nuvelo from Theravance, Inc. (formerly Advanced Medicine Inc.), where he served as senior director of Product Development and helped build their development organization. Prior to Theravance, Mr. Peña held various positions in manufacturing, research and development during his 12 years at Genentech, Inc. There he participated in the discovery of TNKase, a thrombolytic approved for the treatment of acute myocardial infarction, and managed their cardiovascular development portfolio, which included tPA, TNK-tPA, VEGF and oral IIbIIIa inhibitors. Mr. Peña attended San Francisco State University and the University of California, Berkeley and majored in Biochemistry.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and officers and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities of ours. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such reports furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

Item 11. Executive Compensation

     The following table sets forth the compensation paid or accrued by us for the three fiscal years ended December 31, 2002, to or on behalf of our Chief Executive Officer, the four other most highly compensated executive officers and two additional individuals who would have been included but for the fact that they were not serving as executive officers at the end of 2002 (collectively referred to as our “named executive officers”).

Summary Compensation Table

					Long Term
		Annual Compensation ($)			Compensation

					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options/SAR (#) (2)	Compensation ($)

Ted W. Love (3)	2002	535,000	—	—	200,000	—
President and Chief Executive Officer	2001	491,221	—	—	575,000	—
Peter S. Garcia (4)	2002	250,000	—	—	75,000	—
Senior Vice President and Chief Financial Officer	2001	159,167	34,000	—	225,000	—
Linda A. Fitzpatrick (5)	2002	200,000	—	—	75,000	—
Senior Vice President of Human Resources	2001	130,449	26,250	—	175,000	—
Li-Hsien Rin-Laures (6)	2002	232,830	—	—	50,000	—
Senior Vice President and General Counsel	2001	130,234	37,500	—	175,000	—
Walter Funk (7)	2002	195,000	—	—	70,000	—
Vice President of Research	2001	152,834	—	—	75,000	—
	2000	39,860	—	—	5,000
William F. Bennett (8)	2002	289,857	—	—	75,000	—
Senior Vice President of Research and Development	2001	126,042	41,250	—	250,000	—
David M. Rosen (9)	2002	211,494	—	—	—	—
Vice President of Operations	2001	189,792	—	—	13,000	—
	2000	170,961	—	—	4,200

(1)	Excludes perquisites and other personal benefits, securities or property aggregating less than $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.

(2)	The securities underlying the options are shares of our common stock.

(3)	Dr. Love has served as our President since January 2001 and as Chief Executive Officer and a director since March 2001. Salary and bonus information for the year 2002 and 2001 represents compensation paid since January 2002 and 2001, respectively.

(4)	Mr. Garcia joined us in May 2001 as our Senior Vice President and Chief Financial Officer. Salary and bonus information for the year 2002 and 2001 represents compensation paid since January 2002 and May 2001, respectively.

(5)	Ms. Fitzpatrick joined us in April 2001 as our Senior Vice President of Human Resources. Salary and bonus information for the year 2002 and 2001 represents compensation paid since January 2002 and April 2001, respectively.

(6)	Ms. Rin-Laures joined us in August 2001 as our Senior Vice President and General Counsel. On December 31, 2002, Ms. Rin-Laures ceased employment with us. Salary and bonus information for the year 2002 and 2001 represents compensation paid since January 2002 and August 2001, respectively.

(7)	Dr. Funk joined us in August 2000 as our Vice President of Research. Salary and bonus information for the year 2002, 2001, and 2000 represents compensation paid since January 2002, 2001, and August 2000, respectively.

(8)	Dr. Bennett joined us in July 2001 as our Senior Vice President of Research and Development. On December 2, 2002, Dr. Bennett ceased employment with us. Salary and bonus information for the year 2002 and 2001 represents compensation paid since January 2002 and July 2001, respectively.

(9)	Dr. Rosen joined us in March 1999 as our Vice President of Operations. On June 21, 2002, Dr. Rosen ceased employment with us. Salary and bonus information for the year 2002, 2001, and 2000 represents compensation paid since January 2002, 2001, and 2000, respectively.

Employment Agreements

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

     In connection with Dr. Love’s employment agreement, we also granted Dr. Love options to purchase an aggregate of 500,000 shares of our common stock, including:

•	an option under our 1995 Stock Option Plan to purchase 31,840 shares at an exercise price of $12.56 per share, the fair market value of our common stock on the date of grant as determined under that plan, which shares become exercisable in four equal annual installments commencing one year after the date of grant, and

•	an option to purchase 468,160 shares at an exercise price of $12.50 per share, the closing price on the date of grant, of which 150,000 shares became exercisable immediately and the remainder become exercisable in four equal annual installments commencing one year after the date of grant.

     In the event of termination of Dr. Love’s employment by us other than for cause or if there exists good reason for Dr. Love to terminate:

•	any options granted to Dr. Love in connection with this agreement or otherwise over the first four years of his employment, beginning January 11, 2001, will immediately become vested and exercisable;

•	Dr. Love’s right to exercise his options will be extended by eighteen months;

•	Dr. Love will immediately receive a lump sum payment equal to twelve months of his then-current base salary; and

•	Dr. Love’s health, disability and life insurance benefits and those for his family will continue for an additional twelve months.

     For purposes of the employment agreement, “good reason” includes events such as the material reduction of Dr. Love’s authority, duties, title or responsibilities, the material reduction of Dr. Love’s salary, and termination of Dr. Love’s employment within one year after a change of control. Dr. Love agreed that our recent merger with Variagenics does not constitute a change of control for purposes of defining good reason.

     In the event of Dr. Love’s death, the benefits described above shall be paid to his heirs. In the event Dr. Love is disabled for at least six consecutive months while employed by us, we may terminate Dr. Love, but must pay him the benefits described above.

     As provided by the terms of Dr. Love’s employment agreement, we have entered into a loan agreement with Dr. Love, pursuant to which he may borrow up to $2.0 million from us. The loan agreement provides for interest on outstanding balances to accrue at the lowest applicable federal interest rate or such other higher rate of interest, if required, to constitute a market rate of interest as contemplated by the Rules and Regulations of the Financial Accounting Standards Board and the SEC. Interest accrues but is deferred and all interest and principal is due in January 2006. The employment agreement also provides that, at any time following his first year of employment but before the third anniversary of the beginning of his employment, so long as Dr. Love has not exercised his option to purchase 150,000 of the 500,000 shares described above, Dr. Love may forfeit the option to purchase 150,000 shares in exchange for $2.0 million plus the accrued interest under the loan agreement, and the loan then becomes immediately due and payable.

     In July 2002, pursuant to the loan agreement, we loaned Dr. Love $2.0 million to repay a pre-existing loan from Dr. Rathmann to Dr. Love that had been made on February 1, 2001 in the amount of $2.0 million. The $2.0 million payment was made directly to Dr. Love and is considered a loan from us to Dr. Love under the same terms and conditions as the $2.0 million loan provided for in Dr. Love’s employment agreement.

Change of Control Arrangements

     Dr. Love’s employment agreement contains the change of control provisions described above. For purposes of this agreement, “change of control” means:

•	any event in which we sell, transfer or dispose of all or substantially all of our assets (or consummation of a similar transaction);

•	the dissolution or liquidation of Nuvelo; or

•	any merger, consolidation or transfer of securities of Nuvelo with, or into another corporation or entity, other than a merger, consolidation or transfer in which the holders of more than 50% of the shares of our capital stock immediately prior to such transaction continue to hold more than 50% of the total voting power of the surviving entity immediately after such transaction.

     We have entered into severance agreements with Mr. Garcia, Ms. Fitzpatrick, Mr. Funk, Ms. Giles and Mr. Peña. We also had severance agreements with Dr. Bennett and Dr. Rin-Laures prior to their departures. Each of the severance agreements provides that, in the event we terminate an executive’s employment other than for cause and other than as a result of executive’s death or disability, or by the executive for good reason, within six months following the consummation of our merger with Variagenics, which we completed in January 2003, the executive will receive six months of salary continuation payments and six months of continued benefits coverage.

     For purposes of the severance agreements, termination for “cause” generally means our termination of the executive as a result of the executive’s gross negligence or willful misconduct in the performance of duties on our behalf where that gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to us or our subsidiaries, repeated unexplained or unjustified absence from Nuvelo, a material and willful violation of any federal or state law, executive’s commission of any act of fraud with respect to us, or executive’s conviction of a felony or a crime involving moral turpitude causing material harm to our standing and reputation.

     For purposes of the severance agreements, “good reason” generally means the occurrence of one or more of the following events without the executive’s consent:

•	any change in the executive’s position with Nuvelo that materially reduces his or her duties or level of responsibility as in effect immediately preceding the consummation of the merger;

•	any reduction of the executive’s base compensation (other than in connection with a general decrease in base salaries for most similarly situated employees of the company or a successor corporation); or

•	the relocation of our offices at which executive is principally employed immediately prior to the consummation of the merger to a location more than 30 miles from those offices.

     All options granted under our 1995 Stock Option Plan, as amended, and our Directors Plan become immediately exercisable in the event of a change of control (as defined in that plan). “Change of Control” under these plans means:

•	an acquisition by any entity or group of beneficial ownership of more than 50% of our outstanding securities entitled to vote for the election of directors, or voting securities;

•	the commencement by an entity or group of a tender offer (other than by us or one of our subsidiaries) for more than 50% of our outstanding voting securities;

•	a merger or consolidation in which the holders of our outstanding voting securities immediately prior to the merger hold less than 50% of the outstanding voting securities of the surviving or resulting corporation;

•	a transfer of all or substantially all of our assets other than to an entity of which we hold at least 80% of the voting securities; and

•	the election of the lesser of three directors or directors constituting a majority of our Board of Directors without the approval of the incumbent Board of Directors.

     Our Board of Directors adopted a resolution providing that our recent merger with Variagenics does not constitute a change of control under these stock option plans.

     In the event of an “acquisition “ under our 2002 Equity Incentive Plan, the vesting of all options and restricted stock awards outstanding under the 2002 Plan will be accelerated and such awards will be fully exercisable. For purposes of the 2002 Plan, the term “acquisition” means:

•	the acquisition by any entity, person, or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of more than 50% of our outstanding voting securities;

•	the effective time of (1) a merger or consolidation of us with one or more corporations as a result of which the holders of our outstanding voting securities immediately prior to such merger hold less than 50% of the voting securities of the surviving or resulting corporation, or (2) a transfer of substantially all of our property or assets other than to an entity of which we own at least 50% of the voting securities; or

•	the election to our Board of Directors, without the recommendation or approval of the incumbent Board of Directors, of directors constituting a majority of the number of our directors then in office.

Option Grants in 2002

     We granted options to our executive officers under our 1995 Stock Option Plan, as amended, and 2002 Equity Incentive Plan. The following tables show for the fiscal year ended December 31, 2002, certain information regarding options granted to, exercised by, and held at year end by our named executive officers:

	Individual Grants
					Potential Realizable Value
	Number of	% of Total			At Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted			Option Term (2)
	Options	To Employees	Exercise of Base	Expiration
Name	Granted (#)	in 2002	Price ($/Sh) (1)	Date	5% ($)	10% ($)

Ted W. Love	200,000	6.5	2.21	8/6/12	277,971	704,434
Linda A. Fitzpatrick	75,000	2.4	2.21	8/6/12	104,239	264,163
Peter S. Garcia	75,000	2.4	2.21	8/6/12	104,239	264,163
Li-Hsien Rin-Laures	50,000	1.6	2.21	8/6/12	69,493	176,109
Walter Funk	70,000	2.3	2.21	8/6/12	97,290	246,552
William F. Bennett	75,000	2.4	2.21	8/6/12	104,239	264,163
David M. Rosen	—	—	—	—	—	—

(1)	All options have a per share exercise price equal to the fair market value of our common stock on the date of grant. These options have a 4-year vesting period with a vesting rate of 25.0% on the first anniversary of the date of grant and 2.1% monthly thereafter.

(2)	Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in our common stock over the ten-year term of the option, and (ii) for the 10% column, a ten-percent annual rate of appreciation in our common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on SEC rules.

Aggregate Option Exercises in 2002; 2002 Year-End Option Values

     The following tables show for the fiscal year ended December 31, 2002, certain information regarding options exercised by, and held at year end by our named executive officers:

			Option Values at December 31, 2002

			Number of Securities Underlying		Value of Unexercised In-The-
			Unexercised Options at		Money Options at
			Fiscal Year End (#)(1)		Fiscal Year End ($)
	Shares Acquired	Value
Name	at Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ted W. Love	—	—	262,500	512,500	—	—
Linda A. Fitzpatrick	—	—	45,833	204,167	—	—
Peter S. Garcia	—	—	58,333	241,667	—	—
Li-Hsien Rin-Laures	—	—	66,667	—	—	—
Walter Funk	—	—	25,417	124,583	—	—
William F. Bennett	—	—	88,542	236,458	—	—
David M. Rosen	—	—	35,748	—	—	—

(1)	The securities underlying the options are shares of our common stock.

     During the periods indicated above, none of the executive officers received any awards under any long-term incentive plan, and we do not have a pension plan.

COMPENSATION OF DIRECTORS

     During 2002, each non-employee director earned $6,250 for each Board meetings attended in person or by telephone subject to an overall cap of $25,000 per year. During 2002, all non-employee directors also received fees of $1,000 for each Committee meeting attended in person. Also, all Committee chairpersons received fees of $6,000 per annum. Committee fees were not subject to the $25,000 cap. Our directors who are also employees do not receive any director or committee fees. All directors are reimbursed for reasonable expenses incurred in attending Board and committee meetings.

     We grant options to purchase shares of our common stock to our directors under our Non-Employee Director Stock Option Plan, as amended, or Directors Plan. Under the Directors Plan, each non-employee director receives an initial grant of options when they join our Board, and annual grants thereafter on the day of each annual meeting of stockholders. The initial grant, and each annual grant, gives each non-employee director the right to purchase up to 10,000 shares of our common stock. At each grant, the number of shares is determined by the lesser of (i) the number determined by dividing $200,000 by the fair market value of our common stock on the date of grant or (ii) 10,000 shares. A non-employee director’s initial award vests as to one-half of the underlying shares on the date of grant, and one-half of the remaining portion of the award vests on the dates of the next two annual stockholders’ meetings. If a new non-employee director has not been a director for a year at the time of his or her first subsequent grant, then it becomes exercisable on the first anniversary of the date he or she joined our Board. All other subsequent option grants are exercisable in full on the date of grant.

     Accordingly, Mr. McCarter, Dr. Formela, Ms. Pendergast, Mr. Vogelbaum and, if elected to our Board of Directors at the stockholders’ meeting, Dr. Chambon will each receive options to purchase up to 10,000 shares of our common stock immediately following this year’s meeting.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, the Compensation Committee consisted of Dr. Baddour and Mr. Weist, neither of whom (i) was an officer or employee of us during 2002, (ii) was formerly an officer of us or any of our subsidiaries, or (iii) has engaged in any transactions described under the heading “Certain Transactions,” with the exception of Mr. Weist, who was our Chairman from March 1994 to February 1, 2000 and our President from May 1993 until March 1994.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
ON EXECUTIVE COMPENSATION

Compensation Committee Report

     During fiscal year 2002, the Compensation Committee comprised Dr. Baddour, as Chairperson, and Mr. Weist. The Compensation Committee’s responsibilities include recommending to the Board the compensation for our executive officers, grants of stock options to our employees, and administering our stock option and employee stock purchase plans. The Compensation Committee bases its decisions on our executive compensation philosophy, which seeks to relate salaries, bonuses and stock option awards to our success in meeting annual and long-term performance goals, to reward individual achievement and to attract and retain qualified executives.

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

Bonuses

     We award bonuses for accomplishments achieved during the past year. The Compensation Committee recommends to the Board the amount of the bonus, with advice from our management. The Compensation Committee makes its recommendations based upon an assessment of the individual’s contributions during the year, compared to (but not restricted to) a list of goals previously approved by management and the Compensation Committee. The Compensation Committee also considers general business and economic factors relating to us in recommending the size of the bonus pool and adjusts bonuses based on those factors as well. We did not pay any bonuses for the fiscal year ended December 31, 2002.

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

Chief Executive Officer’s Compensation

     Dr. Love’s annual salary is $583,000. Dr. Love’s salary is not directly tied to our performance. However, his compensation, including stock options, takes into account our success in meeting our strategic, technological and financial objectives. Because of our stage of development, we have not used either the profitability or the market value of our stock as significant factors to be considered in setting Chief Executive Officer compensation.

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

COMPENSATION COMMITTEE

George B. Rathmann, Ph.D., Chairperson[1] Thomas N. McCarter, III[1] Philippe O. Chambon, M.D., Ph.D. [1]
(1) A member since March 27, 2003.

     The Compensation Committee report on executive compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these acts.

STOCK PERFORMANCE GRAPH

     The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock, for the period from January 1, 1998 through December 31, 2002, with the comparable return of three indexes: the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the American Stock Exchange Biotech Index. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The graph assumes you invested $100 in our common stock and in each of the indices on December 31, 1997. The stock price performance on the graph below is not necessarily indicative of future price performance.

Company/Index/Market	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02
Nuvelo, Inc.	100.00	54.57	176.72	149.48	80.25	9.04
Nasdaq Composite Index	100.00	139.63	259.13	157.32	124.20	85.05
Nasdaq Biotechnology Index	100.00	144.28	290.92	357.81	299.83	163.92
American Stock Exchange Biotech Index	100.00	113.98	241.00	390.54	357.46	208.24

At December 31, 2002, the closing price of our common stock was $0.87 per share.

     The stock performance graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under these acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of December 31, 2002 for all of our equity compensation plans:

			No. of Securities
			Remaining Available for
			Future Issuance Under
	No. of Securities to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan category	Warrants and Rights(a)	Warrants and Rights	Column(a))

Equity compensation plans approved by security holders	1,927,910	2.88	2,547,460
Equity compensation plans not approved by security holders	175,000	1.89	0
Total	2,102,910	2.80	2,547,460

Non-Stockholder Approved Equity Arrangements

     On June 24, 2002, we granted an option to purchase 175,000 shares of common stock at an exercise price of $1.89 per share to Nina Giles, our Vice President of Development, as an inducement to her commencement of employment with us. The option exercise price for this grant is equal to the closing sales price for our common stock on the last trading day prior to the date of grant. This option may be exercised for 30 days following her termination of employment (or one year in the event her employment is terminated as a result of her death or disability). This option has a 10 year term. This option vests in cumulative annual installments of 25%. In the event of a change of control (which has the same definition as under our 1995 Stock Option Plan, described on page 7), all of the option will become 100% vested and exercisable immediately. This option grant was not, and was not required to be, approved by our stockholders.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 by: (1) each of our directors; (2) each of our named executive officers (as listed on page 5); (3) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (4) all of our directors and executive officers as a group. As of March 31, 2003, we had 62,980,575 shares of our common stock outstanding.

	Shares Beneficially Owned (1)

	Number of
Name and Address of Beneficial Owner (1)	Shares	Percentage

Wells Fargo Bank Indiana, N.A. (2) P.O. Box 960 Fort Wayne, IN 46801	5,624,620	8.8%
Atlas Venture (3) 890 Winter St Waltham, MA 02451	4,218,278	6.7%
Oxford Bioscience Partners (4) 315 Post Road West Westport, CT 06880	3,401,840	5.4%
CIBC (5) 425 Lexington Avenue, 9th Floor New York, NY 10017	3,453,256	5.5%
George B. Rathmann, Ph.D. (6)	4,680,579	7.2%

	Shares Beneficially Owned (1)

	Number of
Name and Address of Beneficial Owner (1)	Shares	Percentage

Ted W. Love, M.D. (7)	404,420	*
Thomas N. McCarter, III (8)	77,219	*
Mary K. Pendergast (9)	7,500	*
Philippe O. Chambon, M.D., Ph.D. (10)	7,542,015	11.8%
Jean-Francois Formela, M.D. (11)	4,289,027	6.8%
Martin A. Vogelbaum (12)	259,052	*
Linda A. Fitzpatrick (13)	85,938	*
Peter S. Garcia (14)	142,659	*
Walter Funk, Ph.D. (15)	33,229	*
Li-Hsien Rin-Laures (16)	14,695	*
William F. Bennett (17)	150,224	*
David M. Rosen (18)	12,765	*
All Directors and Executive Officers as a Group (13 persons)	13,642,936	20.4%

*	Represents beneficial ownership of less than 1% of our common stock.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of March 31, 2003, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 675 Almanor Avenue, Sunnyvale, California 94085.

(2)	This information, except the percentage beneficially owned, is based solely on a Schedule 13G filed by Wells Fargo & Company with the SEC on March 26, 2001 with respect to its beneficial ownership of shares of common stock of Variagenics, as adjusted to reflect the exchange ratio at the time of our merger with Variagenics. Includes 4,902,094 shares of common stock and warrants to purchase 722,526 shares of common stock held by Wells Fargo Bank Indiana, N.A. (the “Bank”), as trustee, pursuant to a voting trust agreement by and among the Bank, Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., DLJ Capital Corporation, DLJ ESC II, L.P. and Donaldson, Lufkin & Jenrette, Inc. Philippe O. Chambon, M.D., Ph.D. is a general partner of the general partner of Sprout Capital VIII, L.P.

(3)	This information, except the percentage beneficially owned, is based solely on a Schedule 13G filed by Atlas Venture Fund III, L.P. with the SEC on February 14, 2003, as adjusted to reflect the exchange ratio at the time of our merger with Variagenics. Includes 3,837,838 shares of common stock and warrants to purchase 310,049 shares of common stock held by Atlas Venture Fund III, L.P. and 63,650 shares of common stock and warrants to purchase 6,741 shares of common stock held by Atlas Venture Entrepreneurs’ Fund III, L.P. Jean-Francois Formela, M.D., is an officer of the general partner of the general partner of each Atlas Venture Fund III, L.P. and Atlas Venture Entrepreneurs’ Fund III, L.P.

(4)	This information is based solely on a Schedule 13G filed by Oxford Bioscience with the SEC on February 13, 2003, as adjusted to reflect the exchange ratio at the time of our merger with Variagenics. Includes 1,402,604 shares of common stock held of record by Oxford Bioscience Partners II, L.P., 1,051,128 shares of common stock held of record by Oxford Bioscience Partners (Bermuda) II, L.P., 307,296 shares of common stock held of record by Oxford Bioscience Partners (Adjunct) II, L.P., and 640,812 shares of common stock held of record by Oxford Bioscience Partners (GS-Adjunct) II, L.P.

(5)	This information, except the percentage beneficially owned, is based solely on a Schedule 13G filed by Canadian Imperial Bank of Commerce (“CIBC”) with the SEC on February 14, 2001, as adjusted to reflect the exchange ratio at the time of our merger with Variagenics. Includes 2,589,941 shares of common stock held by CIBC WMV Inc., a wholly-owned indirect subsidiary of CIBC, and 863,315 shares of common stock held by CIBC Employee Private Equity Fund Partners, a vehicle owned by partnerships established for the benefit of employees of CIBC to which CIBC serves as an advisor.

(6)	Represents (i) 2,843,364 shares of common stock held in trust for the benefit of the Rathmann family, for which Dr. Rathmann and his spouse serve as co-trustees; (ii) 1,551,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003; and (iii) 285,715 shares of common stock issuable upon the exercise of warrants held by the Rathmann Family Trust.

(7)	Represents (i) 39,462 shares of common stock owned by Dr. Love, (ii) 357,813 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003; and (iii) 7,145 shares of common stock issuable upon the exercise of warrants held by Dr. Love.

(8)	Represents (i) 19,200 shares of common stock owned by Mr. McCarter, and (ii) 58,019 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(9)	Represents 7,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(10)	Represents (i) 59,614 shares of common stock issuable upon the exercise of options to purchase common stock that are currently exercisable or exercisable within 60 days of March 31, 2003, (ii) 4,902,094 shares of common stock and warrants to purchase 722,526 shares of common stock held by Wells Fargo Bank Indiana, N.A. (the “Bank”), as trustee, pursuant to a voting trust agreement by and among the Bank, Sprout Capital VIII, L.P., Sprout Venture Capital, L.P., DLJ Capital Corporation, DLJ ESC II, L.P. and Donaldson, Lufkin & Jenrette, Inc., and (iii) 1,857,781 shares of common stock held by Sprout Capital VIII, L.P. Dr. Chambon is a general partner of the general partner of Sprout Capital VIII, L.P. and disclaims beneficial ownership of such shares and warrants, except to the extent of his pecuniary interest in the shares and warrants.

(11)	Represents (i) 62,524 shares issuable upon the exercise of options to purchase common stock that are currently exercisable or exercisable within 60 days of March 31, 2003, (ii) 3,909,713 shares of common stock and warrants to purchase 316,790 shares of common stock held by Atlas Venture. Dr. Formela is an officer of the general partner of the general partner of each Atlas Venture Fund III, L.P. and Atlas Venture Entrepreneurs’ Fund III, L.P., and disclaims beneficial ownership of such shares and warrants, except to the extent of his pecuniary interest in the shares and warrants.

(12)	Represents (i) 3,290 shares of common stock owned by Mr. Vogelbaum, and (ii) 255,762 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(13)	Represents 85,938 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(14)	Represents (i) 24,576 shares of common stock owned by Mr. Garcia, (ii) 110,938 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003, and (iii) 7,145 shares of common stock issuable upon the exercise of warrants held by Mr. Garcia.

(15)	Represents 33,229 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(16)	Represents (i) 2,195 shares of common stock owned by Dr. Rin-Laures and (ii) 12,500 shares of common stock issuable upon the exercise of options that is currently exercisable or exercisable within 60 days of March 31, 2003. Dr. Rin-Laures ceased employment with us on December 31, 2002.

(17)	Represents (i) 28,496 shares of common stock owned by Dr. Bennett, (ii) 114, 583 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 31, 2003, and (iii) 7,145 shares of common stock issuable upon the exercise of warrants held by Dr. Bennett. Dr. Bennett ceased employment with us on December 2, 2002.

(18)	Represents 12,765 shares of common stock owned by Dr. Rosen. Dr. Rosen ceased employment with us on June 21, 2002.

Item 13. Certain Relationships and Related Transactions

     On August 6, 2001, we received a commitment from Dr. Rathmann to provide a line of credit to us of up to $20.0 million in aggregate principal amount, available for draw down through July 24, 2003. The line of credit agreement was amended and restated as of April 3, 2002, and this description refers to the agreement as so amended and restated. Amounts outstanding under the line of credit are to bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of the line of credit of August 5, 2003. The promissory note issued pursuant to the line of credit is convertible by mutual agreement by us and Dr. Rathmann into either (a) that number of shares of our common stock as shall equal the quotient obtained by dividing the aggregate principal and interest then outstanding under the note (i) by the average closing price of our common stock on the Nasdaq National Market as reported in The Wall Street Journal for the twenty trading days ending on the second trading day immediately prior to the day of such conversion, or (ii) in connection with an offering of our equity securities, by the per share price of the common stock at which such equity securities shall be offered for sale by us or (b) if within one month of the closing of any equity financing by us for aggregate gross proceeds in excess of $10,000,000, the same equity securities issued by us in the financing, at the same purchase price, with the same exercise price, if any, at the same discount, if any, and otherwise on substantially the same terms and conditions. In the event of a change of control of us, the line of credit expires and Dr. Rathmann has no further obligation to make any advances to us. However, Dr. Rathmann agreed with us that our recent merger with Variagenics does not constitute a change of control for purposes of the line of credit.

     During fiscal year 2002, we drew down $10.0 million of the $20.0 million line of credit. As of March 31, 2003, there was $11.0 million aggregate principal amount, plus $394,222 accrued and unpaid interest, outstanding under the line of credit, and $9.0 million remained available for future draw-down.

     On July 8, 2002, pursuant to the employment agreement described above, we loaned Dr. Love $2.0 million to repay a pre-existing loan from Dr. Rathmann to Dr. Love that had been made on February 1, 2001 in the amount of $2.0 million. The $2.0 million payment was made directly to Dr. Rathmann and is considered a loan from us to Dr. Love under the same terms and conditions as the $2.0 million loan provided for in Dr. Love’s employment agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(3) Exhibits

     Item 15(a)(3) is amended to include the following exhibits, to be filed as part of this annual report on Form 10-K/A, as follows. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit
Number	Description

99.3*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on April 30, 2003

NUVELO, INC.

By: /s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc. in the capacities indicated on April 30, 2003.

Signature	Title

/s/ Ted W. Love	President and Chief Executive Officer
Ted W. Love	(Principal Executive Officer), Director

/s/ Peter S. Garcia	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Peter S. Garcia

/s/ George B. Rathmann	Chairman of the Board

George B. Rathmann

/s/ Philippe Chambon	Director

Philippe Chambon

/s/ Jean-Francois Formela	Director

Jean-Francois Formela

/s/ Mary Pendergast	Director

Mary Pendergast

/s/ Martin Vogelbaum	Director

Martin Vogelbaum

/s/ Thomas N. McCarter, III	Director

Thomas N. McCarter, III

CERTIFICATION

I, Ted W. Love, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Nuvelo, Inc.;

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

Date: April 30, 2003

/s/ Ted W. Love Ted W. Love President, Chief Executive Officer and Director

CERTIFICATION

I, Peter S. Garcia, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Nuvelo, Inc.;

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

Date: April 30, 2003

/s/ Peter S. Garcia Peter S. Garcia Senior Vice President and Chief Financial Officer

EXHIBIT INDEX*

Exhibit
Number	Description

99.3	Nuvelo Inc. Certification Pursuant to 18 U.S.C. SEC. 13350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Nuvelo Inc. Certification Pursuant to 18 U.S.C. SEC. 13350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Only exhibits actually filed on this Form 10-K/A are listed. Exhibits previously filed on the Form 10-K or incorporated by reference are set forth in the exhibit list included in Item 14 of the Form 10-K filed March 31, 2003.