Form 10-Q
period 2003-03-31
NUVELO INC
filed 2003-05-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

675 ALMANOR AVENUE, SUNNYVALE, CA 94085

(Address of Principal Executive Offices, including Zip Code)

408-215-4000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding

Common Stock $0.001 par value	On April 30, 2003: 62,998,687

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

ITEM 1. FINANCIAL STATEMENTS

NUVELO, INC.

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2003	2002

	(in thousands, except share data)
ASSETS
Cash & cash equivalents	$25,286	$2,225
Short-term investments	15,979	—
Accounts receivable	585	632
Other current assets	3,243	3,025

Total Current Assets	45,093	5,882
Restricted cash	1,856	1,106
Equipment, leasehold improvements and capitalized software, net	17,058	15,142
Purchase option deposit	2,800	2,800
Patents, licenses and other assets, net	2,211	2,142

Total Assets	69,018	27,072

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	5,054	2,235
Accrued professional fees	1,017	1,240
Accrued license fee	1,275	1,775
Line of credit	11,000	10,000
Deferred rent	4,655	3,838
Short term note payable	2,600	2,600
Other current liabilities	3,999	3,181
Deferred revenue	2	525
Current portion of capital lease and loan obligations	2,287	1,216

Total Current Liabilities	31,889	26,610
Noncurrent portion of capital lease and loan obligations	2,548	1,026
Note payable, long term	4,000	4,000

Total Liabilities	38,437	31,636
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 62,980,575 and 23,100,657 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	63	23
Additional paid-in capital	197,552	148,791
Accumulated other comprehensive income	24	—
Deferred stock compensation	(103)	(6)
Accumulated deficit	(166,955)	(153,372)
Total stockholders’ equity (deficit)	30,581	(4,564)

Total liabilities and stockholders’ equity	$69,018	$27,072

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

Condensed Consolidated Statements Of Operations
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Contract revenues	$1,283	$5,232
Operating expenses:
Research and development	10,803	21,014
General and administrative	3,891	3,058

Total operating expenses	14,694	24,072

Loss from operations	(13,411)	(18,840)
Realized gain on investment	40	—
Interest income	149	30
Interest expense	(361)	(259)

Net loss before minority interest	(13,583)	(19,069)
Loss attributable to minority interest	—	112

Net loss	$(13,583)	$(18,957)

Basic and diluted net loss per share	$(0.27)	$(1.01)

Shares used in computing basic and diluted net loss per share	49,636	18,725

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(10,567)	$(8,398)

Cash flows from investing activities:
Purchases of property and equipment	(226)	(1,068)
Maturities of short-term investments	7,580	—
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	25,715	—
Proceeds from sale of fixed assets	53	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	33,122	(1,068)

Cash flows from financing activities:
Payment on capital lease and loan obligations	(553)	(630)
Proceeds from drawdown on line of credit	1,000	4,000
Proceeds from issuance of common stock upon exercise of options/ESPP	59	253

NET CASH PROVIDED BY FINANCING ACTIVITIES	506	3,623

Net increase (decrease) in cash	23,061	(5,843)
Cash at beginning of period	2,225	12,329

Cash at end of period	$25,286	$6,486

Supplemental disclosures of cash flow information:
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$48,768	$—

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Unless otherwise indicated, the discussions in this report of the results of operations for the three months ended March 31, 2003 and financial condition at March 31, 2003 include the results of operations of Variagenics commencing from February 1, 2003. The condensed consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Segment Information

     The Company is engaged in research and development of novel biopharmaceutical protein-based products for the treatment of human disease from its collection of proprietary genes discovered using its high-throughput signature-by-hybridization platform. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Reportable segments are Nuvelo Inc., which develops and markets therapeutic drugs for the treatment of human diseases; and Callida Genomics, Inc., which develops and commercializes the sequencing-by-hybridization (SBH) technology including the high-speed DNA sequencing chip developed in collaboration with Affymetrix, Inc.

     Segment operating results are measured based on net loss before tax. There are no inter-segment sales.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION

(in thousands)

	THREE MONTHS ENDED
	March 31, 2003

	Nuvelo	Callida	Total

Contract revenues	$759	$524	$1,283
Loss from operations	(11,699)	(1,712)	(13,411)
Net loss	(11,871)	(1,712)	(13,583)
Total assets	$65,469	$3,549	$69,018

	THREE MONTHS ENDED
	March 31, 2002

	Nuvelo	Callida	Total

Contract revenues	$5,217	$15	$5,232
Loss from operations	(17,268)	(1,572)	(18,840)
Net loss	(17,385)	(1,572)	(18,957)
Total assets	$24,392	$8,014	$32,406

     The primary sources of the Nuvelo segment revenue in 2003 are Affymetrix and the license to Celera Diagnostics. The source of the Callida segment revenue in 2003 is from the National Institute of Standards and Technology grant. The primary sources of the Nuvelo segment revenue in 2002 are Affymetrix and BASF Plant Sciences.

3. Lease Amendment

     On October 25, 2002, the Company and its landlord entered into agreements to terminate the Company’s eleven-year lease for buildings located at 225, 249 and 257 Humboldt Court, Sunnyvale California (originally entered into June 23, 2000) and to grant the Company a six-month option to purchase these properties for a purchase price of $15.3 million. These agreements provide that the Company’s lease was terminated retroactively, effective as of October 1, 2002. The Company paid a lease termination fee of $5.4 million (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit). Also, the Company paid approximately $4.5 million for the option to purchase the building, (of which $1.7 million was cash, $2.6 million was in the form of a six-month interest free promissory note guaranteed by Company’s Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 was in the form of warrants issued to the landlord). The purchase option fee is creditable against the purchase price of the building if the option is ultimately exercised. From November 1, 2002 through April 30, 2003, the Company also paid additional consideration of $95,000 per month. The Company paid the entire lease termination and option fees on November 1, 2002 (see note 8).

4. Merger with Variagenics, Inc

     On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics develops molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. Amongst the reasons for the merger was leveraging the two Companies’ assets and management to develop biotherapeutic, pharmacogenomic and molecular diagnostic products and accelerate revenue generation. As a result of the merger, Variagenics shareholders received 1.6451 shares of Company stock in exchange for each Variagenics share for a total of approximately 39.8 million Company shares, at an approximate purchase price of $48.6 million net of estimated transaction costs of $3.8 million which includes $1.4 million in severance and benefits expenses for research and development and administrative employees terminated as part of the merger plan in accordance with Emerging Issues Task Force No 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”. The severance benefits will be paid over the next eight months.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based, in part, on a third party valuation of the fair value of identifiable intangible assets. The Company is in the process of evaluating the value of the property and equipment; thus, the allocation for the purchase price is subject to refinement.

At January 31, 2003

(dollars in thousands)
Assets:
Cash, cash equivalents and short term investments	$50,867
Restricted cash	750
Other current assets	846
Property and equipment	5,365
Intangible assets	300
Capitalized merger costs	2,153
Total assets acquired	60,282
Liabilities:
Accounts payable and accrued liabilities	(2,537)
Capital lease obligations	(3,146)
Total liabilities assumed	(5,683)

Net assets acquired	$54,599

     The fair value of the net assets acquired of $54.6 million exceeded the purchase price of $52.4 million resulting in negative goodwill of $2.2 million which has been proportionately allocated between property and equipment and intangible assets in the amount of $2.1 million and $0.1 million, respectively.

     The Company has accounted for this merger under the purchase method of accounting for business combinations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”. The following unaudited pro forma financial information presents the combined results of the operations of Variagenics, and the Company as if the merger had occurred on January 1, 2003 and 2002:

	Three Months Ended March 31,
	(Dollars in thousands,
	except per share amounts)

	2003	2002

Contract revenues	$1,322	$5,938
Net loss	(17,530)	(28,622)
Basic and diluted net loss per share	(0.35)	(0.50)

5. Stock-Based Compensation

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

	Three Months Ended March 31,

	2003	2002

Net loss as reported	$(13,583)	$(18,957)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	29
Deduct: Total stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(2,016)	(2,943)

Pro forma net loss	(15,570)	(21,900)

Basic and diluted net loss per share as reported	(0.27)	(1.01)
Pro forma basic and diluted net loss per share	(0.31)	(1.17)

6. Callida Restructuring

     On March 7, 2003, the Company restructured its Callida subsidiary, eliminating 18 of the subsidiary’s 25 employees. Under an ongoing severance plan, the company accrued severance related expenses of $0.4 million in the first quarter of 2003, in accordance with SFAS 112 “Employers’ Accounting for Post Employment Benefits an Amendment of FASB Statement No. 5 and 43”. The severance benefits will be paid over the next three months.

7. Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 must be adopted by the Company by July 1, 2003. The Company is assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

8. Subsequent Events

     On April 29, 2003, the Company and its former landlord entered into an agreement to extend the purchase option on buildings the Company formerly leased. This option was first extended until May 7, 2003 and subsequently extended until May 9, 2003. This extension was granted to allow the Company to evaluate a proposed amendment to the purchase option. This amendment arose as a result of discussions with the former landlord in late April 2003. On May 9, 2003, the Company and its former landlord entered into an agreement to exercise the provisions of this amendment which allows the Company to elect not to exercise the original purchase option, and not repay the $2.6 million promissory note immediately, but rather, defer the repayment of the $2.6 million through a 24 month interest only promissory note. Under the terms of the promissory note, the Company will pay interest at a rate of 8% annually through monthly payments of $17,333. On May 1, 2005 a balloon payment of the principal, $2.6 million, will be due and payable. The promissory note is guaranteed by the Company’s Chairman, Dr. George Rathmann. In addition, the Company agreed to issue a warrant with a five year exercise period to purchase 200,000 shares of Nuvelo common stock at an exercise price based upon a weighted trading average stock price of the 5 days preceding the Amended Agreement date. The Company will recognize a lease termination expense of $2.8 million (which includes the value of warrants previously granted) plus the fair value of the additional warrants granted under the Amended Agreement in the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, “SEC.” Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

Acquisition of Variagenics, Inc.

     On January 31, 2003, the Company acquired all of the outstanding common stock of Variagenics, Inc. (“Variagenics”) in a transaction accounted for as a business combination. Variagenics was a leader in applying pharmacogenomics technology to the discovery, development and commercialization of personalized drugs and molecular diagnostic products. The acquisition of Variagenics, with its cash resources, is expected to further advance Nuvelo’s most promising biopharmaceutical discovery and development programs.

     Under terms of the merger agreement, each share of Variagenics common stock outstanding at January 31, 2003 was converted into 1.6451 shares of Hyseq common stock. As a result, Hyseq issued approximately 39.8 million shares of common stock to former Variagenics shareholders. Each employee stock option to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into an option to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, options to purchase approximately 4.7 million shares of Nuvelo common stock were assumed, on a post assumption basis. In addition, each warrant to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into warrants to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, warrants to purchase approximately 2.1 million shares of Nuvelo common stock were assumed, on a post assumption basis. The acquisition is expected to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

     We were originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. Upon completion of the merger with Variagenics, Inc., we changed our name to Nuvelo, Inc. Unless otherwise indicated, the discussions in this report of the results of operations for the three months ended March 31, 2003 and financial condition at March 31, 2003 include the results of operations of Variagenics commencing from February 1, 2003. Comparisons are made to the results of operations for the three months ended March 31, 2002 and financial condition as of December 31, 2002, which include only the historical results of Nuvelo (formerly Hyseq).

Company Overview

     We are strategically focused on the discovery and development of novel biotherapeutics. This strategy resulted from a careful review of all assets and programs at both Hyseq and Variagenics following the close of our merger between the two companies on January 31, 2003.

     As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, which is poised to enter Phase II trials in the first half of this year.

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

RESULTS OF OPERATIONS

Contract Revenues

     Comparison of the Three Months Ended March 31, 2003 and 2002. Revenues were $1.3 million for the three months ended March 31, 2003, compared to $5.2 million for the same period in 2002. Revenues earned by our Nuvelo segment in the first quarter of 2003 were $0.8 million compared to $5.2 million during the same period of 2002. The decrease in revenue in 2003 compared to 2002 was primarily due to lower revenues earned from our collaboration with BASF Plant Sciences (BASF) as a result of an accelerated completion of substantially all of our contract services provided for our agricultural gene discovery collaboration in 2002. Our Callida segment had revenues of $0.5 million in the first quarter of 2003 as compared to $15,000 in the same period of 2002. The increase in revenues for Callida were due to our National Institute of Standards and Technology (NIST) grant.

BASF contract revenues earned during the three months ended March 31, 2003 were $40,000, compared with $4.2 million during the same period of 2002. Additional contract revenues earned during the three months ended March 31, 2003 included $0.5 million amortization of deferred license revenue created under our agreement with Affymetrix, $0.5 million research funding from NIST, and $0.2 million in license fees from Applera’s

Celera Diagnostics business unit. This compares to revenues earned for the same period in 2002, of $0.8 million amortization of deferred license revenue created under our agreement with Affymetrix, and $0.3 million under our gene screening services agreement with Chiron which was terminated in May of 2002.

     Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. We expect to add additional revenue generating collaborations in 2003, however, revenues for this year will be reduced substantially as a result of the accelerated completion of our collaboration with BASF, which was completed on December 31, 2002, and accounted for approximately $21.9 million in revenue in 2002. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues, operating results, and cash flow projections.

Operating Expenses

     Comparison of the Three Months Ended March 31, 2003 and 2002. Our total operating expenses, consisting of research and development expenses and general and administrative expenses, were $14.7 million for the three months ended March 31, 2003, compared to $24.1 million for the same period in 2002. Our Nuvelo segment had operating expenses of $12.6 million in the first quarter of 2003 as compared to $23.1 million in the same period of 2002. Callida had operating expenses of $2.1 million during the first quarter of 2003 as compared to $1.0 million in the same period of 2002.

     Our research and development expenses were $10.8 million during the three months ended March 31, 2003, compared with $21.0 million during the same period in 2002. The reduction in research and development expenses was due mainly to a $10.0 million non-cash charge for the fair value of warrants issued to Amgen, Inc. in the first quarter of 2002 as we began our collaboration to develop and commercialize alfimeprase for the treatment of peripheral arterial occlusion (PAO). Additional research and development expenses of $1.6 million associated with additional staff and outside costs from our acquisition of Variagenics were directly offset by decreased Nuvelo staff-related costs related to previous reductions in headcount in 2002 related to our BASF collaboration and our research and development programs.

     Our general and administrative expenses were $3.9 million during the three months ended March 31, 2003, compared with $3.1 million during the same period in 2002. The 2003 increase in expenses of $0.8 million over the same period in 2002 was a result of $1.3 million in additional staff-related, facilities and other outside costs, including legal and accounting costs, from our acquisition of Variagenics and $0.4 million in accrued employee related costs for our staff reduction in our Callida subsidiary taken in March 2003, partially offset by lower Nuvelo staff-related costs resulting from previous reductions in headcount in 2002.

     We expect operating expenses during the remainder of 2003 to decrease as a result of our reduction in staff related to our agreement with BASF Plant Science to accelerate completion of our collaboration and the decision to reduce our efforts in pharmacogenomics and molecular diagnostics and as a result of our other cost control efforts including a partial hiring freeze, a freeze on capital expenditures, delay of our facilities expansion plans, and deferral of as many of our contractual financial commitments as possible. These expense reductions will be partially or completely offset by higher costs of outside clinical research services for Phase II clinical trials for alfimeprase.

Interest Income and Expense

     Comparison of the Three Months Ended March 31, 2003 and 2002. Our net interest income increased to $0.2 million versus a nominal amount of interest income in 2002 based on higher average cash and investment balances as a result of the cash infusion from our acquisition of Variagenics on January 31, 2003. Interest expense increased $0.1 million, to $0.4 million, during the three months ended March 31, 2003, compared with $0.3 million during the same period in 2002. The increase in interest expense was due to an increase in the amount drawn on our line of credit from our Chairman, and increased debt assumed from our acquisition of Variagenics for capital equipment leases.

Net Loss

     Comparison of the Three Months Ended March 31, 2003 and 2002. Since our inception, we have incurred operating losses, and as of March 31, 2003 we had an accumulated deficit of $167.0 million. We incurred a net loss for the three months ended March 31, 2003 of $13.6 million, compared to a net loss of $19.0 million in the same period of 2002. Our Nuvelo segment had net losses of $11.9 million in the first quarter of 2003 as compared to $17.4 million in the same period of 2002. Callida had net losses of $1.7 million during the first quarter of 2003 as compared to $1.6 million in the same period of 2002.

This change in net loss resulted primarily from the $10.0 million non-cash charge for the fair value of warrants granted to Amgen Inc. in the first quarter of 2002, as part of our collaboration to develop and commercialize alfimeprase, and the accelerated completion of our collaboration with BASF Plant Sciences, which resulted in lower revenue in the first quarter of 2003. We expect to continue to incur significant operating losses, which may increase substantially as we further expand research and development of our potential biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources improved significantly as a result of our merger with Variagenics on January 31, 2003. Our cash and short-term investments balance as of March 31, 2003 totaled approximately $41.3 million.

     To date our primary source of liquidity is cash from financing activities, from collaboration receipts and our merger with Variagenics. We generated cash of $0.5 million and $3.6 million from financing activities in the first quarter of 2003 and 2002, respectively. Cash from financing activities for Nuvelo in the first quarter of 2003 and 2002 came as a result of a draw down on the line of credit with our chairman, Dr. Rathmann. As of April 30, 2003, $9.0 million was available under this line of credit. There was no cash generated by financing activities in the first quarter of 2003 and 2002 by Callida.

     We generated cash of $2.7 million and $5.3 million from collaboration receipts in the first quarter of 2003 and 2002, respectively. Collaboration receipts for the first quarter of 2003 and 2002 were primarily due to payments received in conjunction with our collaboration with BASF, for which a final payment of $2.0 million was received on January 31, 2003. Collaboration receipts in 2003 by our Nuvelo segment were $2.3 million compared with $5.0 million for the same period of 2002. Collaboration receipts in 2002 by our Callida segment were $0.4 million compared with $0.3 million for the same period of 2002. Our collaboration receipts are expected to decline significantly in 2003 due to the termination of our BASF collaboration. We expect to receive cash inflows related to our decision to monetize non-core assets and partner some of our research programs. However, we do not have any significant sources of cash inflows at this time.

     As a result of the completion of our acquisition of Variagenics we received cash and cash equivalents of $27.3 million and short term investment of $23.5 million for a total infusion of $50.8 million.

     Our primary use of capital resources has been to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $10.6 million and $8.4 million for operating activities, and cash of $0.2 million and $1.1 million to acquire capital equipment and make leasehold improvements in 2003 and 2002, respectively. We expect operating expenses and capital expenditures to decrease during 2003 as we continue to balance cost cutting measures with financing, licensing, or collaboration receipts to ensure our available cash will continue to fund our operating activities through 2004. Not achieving this goal could significantly harm our results of operations, which may require us to delay and scale back one or more of our research or development programs, or relinquish greater rights to products at an earlier stage of development on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our long term business, our financial condition, and our operating results.

Cash and Cash Equivalents, Short-Term Investments, and Cash on Deposit

     As of March 31, 2003, we had $41.3 million in cash and short-term investments. This amount reflects a net increase of $39.1 million from the $2.2 million in cash we had as of December 31, 2002.

     In addition, we have $1.9 million in total restricted cash on deposit. This restricted cash is security for a $1.0 million letter of credit in conjunction with a facility lease in our facility at 675 Almanor and a $1.5 million letter of credit in conjunction with a facilities lease assumed from the Variagenics, Cambridge facility. The cash on deposit in conjunction with these letters of credit is restricted and cannot be withdrawn. Provided that no default has occurred under the lease for the 675 Almanor facility , the letter of credit and the cash collateralizing it may be reduced by $0.5 million per year in July 2003, and July 2004. We control the investment of the cash and receive the interest earned thereon.

Cash Used in Operating Activities

     Net cash used in operating activities increased $2.2 million to $10.6 million in the first quarter of 2003 compared to $8.4 million in the first quarter of 2002. The increase in cash used in operating activities for the first quarter of 2003 compared to the same period of 2002 was primarily due to higher expenses related to the merger with Variagenics, including additional staff–related costs, facilities costs and other outside costs, including legal and accounting costs.

Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities was $33.1 million during the three months ended March 31, 2003, compared to $1.1 million cash used in investing activities during the same period of 2002. The increase in net cash provided by investing activities was primarily a result of cash received in conjunction with the acquisition of Variagenics and maturities of short-term investments. A reduction on new capital equipment spending also contributed to the decrease in expenditures during 2003. Other than purchases and sales of short term investments, we expect net cash provided by and used in investing activities to stay at low levels for the foreseeable future.

Cash Provided by Financing Activities

     Net cash provided by financing activities for the first quarter of 2003 decreased to $0.5 million compared to $3.6 million for the first quarter in 2002. The decrease was primarily due to a $1.0 million draw down on our line of credit from the Chairman of our Board of Directors in the first quarter of 2003, compared with $4.0 million draw down of the Chairman’s previous line of credit for the same period in 2002. As of March 31, 2003, $9.0 million remained available to us under our Chairman’s line of credit.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors — We Must Be Able to Continue to Secure Additional Financing” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds we may have to additionally curtail the scope of our operations. We have implemented a plan to delay, scale back or eliminate some of our operating expenditures, including facilities expansion plans, in order to insure we can meet our cash commitments through 2004. This plan includes a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible. We have also implemented a plan to monetize certain non-core assets though license arrangements or partnerships which will bring in additional cash to fund operations. If we are unable to generate sufficient funds through monetizing these non-core assets, we may seek to obtain third party financing prior to the end of 2004.

Operating Leases

     We lease three facilities under operating lease agreements, two that expire in June 2005, and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis.

     Minimum future rental commitments under non-cancelable operating leases at March 31, 2003 are as follows (in thousands):

Minnimum Rental
Commitments

For the nine months ending December 31, 2003
2003	$4,232
For the year ending December 31,
2004	6,492
2005	7,750
2006	8,236
2007	8,455
2008 and thereafter	24,144

$59,309

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

     We have not made changes to our critical accounting policies as presented in our Form 10-K filed on March 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 must be adopted by June 1, 2003. We are assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

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

We are at risk of having our stock delisted from the Nasdaq National Market, which could have a material adverse impact on our stock price, the market for our stock and our ability to raise capital.

     Our common stick is listed on the Nasdaq National Market, which has a minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and minimum stockholders’ equity of $10 million. For the period commencing on January 1, 2003 through April 30, 2003, the low and high closing sales price of our common stock as reported by the Nasdaq National Market was $0.71 and $1.43, respectively. If our stock price were to again decline to below one dollar per share, the Nasdaq Stock Market may take action to have our common stock delisted from the Nasdaq National Market. If this were to happen, it would be more difficult to purchase or sell our common stock or obtain accurate quotations as to its price, and the price of our common stock could suffer a material decline. In addition, any such delisting could have a materially adverse affect on our access to the capital markets, and the limited liquidity of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

Future sales of our common stock may depress our stock price.

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of April 30, 2003, we had 62,998,687 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of April 30, 2003 our affiliates held 13,609,480 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. Delisting could also cause us to become liable for liquidated damages under the registration agreements we entered into in connection with our October 2001 and April 2002 private placement offerings.

     As of April 30, 2003, warrants to purchase 6,189,718 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 13,768,420 shares of our common stock for sale upon the exercise of outstanding options under our 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and the Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 2,493,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of April 30, 2003, 960,122 of these 2,493,160 options were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

     As of April 30, 2003, 3,925,248 shares of our common stock were issuable upon repayment of our note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission, or SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock and the possibility of this occurrence may also affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

We have not achieved profitability and have recent and anticipated continuing losses.

     For the years ended December 31, 2002, 2001 and 2000, we had net losses of $45.0 million, $36.5 million and $22.3 million, respectively. As of March 31, 2003, we had an accumulated deficit of $167.0 million. For the years ended December 31, 2002, 2001 and 2000, Variagenics, a company we recently acquired, had net losses of $33.8 million, $25.3 million and $17.8 million, respectively. As of January 31, 2003, prior to our merger Variagenics had an accumulated deficit of $115.8 million.

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

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have 21 issued patents relating to our gene and protein discoveries. We also currently have patents and patents pending which cover or describe, respectively, single nucleotide polymorpohisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. We own or have rights to 26 issued U.S. patents relating to these methods. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, it is uncertain whether:

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

     We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and are subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an Investigational New Drug application, or IND, with the Food and Drug Administration, or FDA, and proceed with clinical trials for any of our potential therapeutic protein candidates. We rely on Amgen Inc. to manufacture our drug product, alfimeprase. We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies in order to gather the data necessary to file INDs with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current Good Manufacturing Practices, or cGMP material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

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

     In October 2001, we formed Callida to develop and commercialize our sequencing-by-hybridization or SBH technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we have absorbed 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from biopharmaceutical projects. In March 2003, Callida reduced its number of employees from 25 to seven in order to preserve cash. As of March 31, 2003, Callida had approximately $780,000 in cash and investments balances available for future operations.

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

     Our executive officers and directors beneficially own, in the aggregate, approximately 26.2% of our common stock outstanding as of April 30, 2003. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. If they act together, these stockholders will be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

     We may also merge with or acquire other companies in the future, and will face similar risks. Moreover, anytime we attempt to merge with or acquire a company, we may be exposed to a number of other risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates and short term investment prices. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

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

     There were no significant changes in our market risk exposures through the first quarter 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about December 6, 2001, Variagenics was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing the Company’s stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of its Stockholders on January 28, 2003. At that meeting, a quorum was present and two proposals were voted upon.

1.     To approve the issuance of Hyseq common stock, par value $0.001 per share, to the stockholders of Variagenics pursuant to the Agreement and Plan Merger, dated as of November 9, 2002, by and among Hyseq, Vertical Merger Corp., which is a wholly owned subsidiary of Hyseq, and Variagenics, Inc.:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

14,136,480	183,044	32,503	7,528,945

2.     To approve Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan to increase the number of shares of Hyseq common stock available for issuance under the Plan by 500,000 to 750,000 shares:

FOR	AGAINST	ABSTAIN

21,243,400	582,399	55,173

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Furnished herewith. This certificate is being furnished, not filed, and shall not be deemed to be incorporated by reference into any registration statement filed under the Securities Act of 1933.

(b)  Reports on form 8-K

DATE OF FILING	SUBJECT

January 21, 2003	Form 8-K, Item 5, Variagenics, Inc. distributed to its shareholders who are eligible to vote a Supplement dated January 21, 2003 to the Joint Proxy Statement/Prospectus dated December 13, 2002, containing information about recent developments relating to Variagenics proposed merger to Hyseq Pharmaceuticals, Inc., including the receipt of an unsolicited business combination proposal.
January 28, 2003	Form 8-K, Item 5, Hyseq, Inc. and Variagenics, Inc. issued a press release announcing that they have received approval from their respective shareholders for the merger of the two companies.
February 14, 2003	Form 8-K, Item 2, on January 31, 2003 Hyseq, Inc. and Variagenics, Inc. issued a press release announcing that they have completed the merger of the two companies.
February 14, 2003	Form 8K/A, Item 5, management identified certain laboratory equipment at Variagenics that will no longer be required, and were written down. Item 7(a) financial statements of business acquired, and 7(b) pro forma financial information.
February 24, 2003	Form 8-K, Item 5, press release announcing strategic focus on biopharmaceutical discovery and development and reporting fourth quarter and year end 2002 results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvelo, Inc. (Registrant)

	By:	/s/ Peter S. Garcia

Peter S. Garcia
Senior Vice President and Chief Financial Officer

Date: May 14, 2003

CERTIFICATION

I, Ted W. Love, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Nuvelo, Inc.;

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

Date: May 14, 2003

/s/ Ted W. Love

Ted W. Love
President, Chief Executive Officer and Director

CERTIFICATION

I, Peter S. Garcia, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Nuvelo, Inc.;

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

Date: May 14, 2003

/s/ Peter S. Garcia

Peter S. Garcia
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Furnished herewith. This certificate is being furnished, not filed, and shall not be deemed to be incorporated by reference into any registration statement filed under the Securities Act of 1933.