Form 10-Q
period 2003-06-30
NUVELO INC
filed 2003-08-14
CIK 907654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _________

Commission File Number 000-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	36-3855489 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]       No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding

Common Stock $0.001 par value	On July 31, 2003: 63,831,329

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

ITEM 1.   FINANCIAL STATEMENTS

NUVELO, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2003	2002

	(in thousands, except share data)
ASSETS
Cash & cash equivalents	$20,542	$2,225
Short-term investments	6,034	—
Accounts receivable	355	632
Other current assets	2,357	3,025

Total Current Assets	29,288	5,882
Restricted cash	2,612	1,106
Equipment, leasehold improvements and capitalized software, net	14,979	15,142
Purchase option deposit	—	2,800
Patents, licenses and other assets, net	2,156	2,142

Total Assets	49,035	27,072

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	2,912	2,235
Accrued professional fees	400	1,240
Accrued license fee	—	1,775
Line of credit	11,000	10,000
Deferred rent	5,388	3,838
Short term note payable	—	2,600
Other current liabilities	3,262	3,181
Deferred revenue	—	525
Current portion of capital lease and loan obligations	2,200	1,216

Total Current Liabilities	25,162	26,610
Noncurrent portion of capital lease and loan obligations	2,013	1,026
Note payable, long term	6,600	4,000

Total Liabilities	33,775	31,636
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 63,667,334 and 23,100,657 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	64	23
Additional paid-in capital	198,449	148,791
Accumulated other comprehensive income	11	—
Deferred stock compensation	(2)	(6)
Accumulated deficit	(183,262)	(153,372)

Total stockholders’ equity (deficit)	15,260	(4,564)

Total liabilities and stockholders’ equity	$49,035	$27,072

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.
Condensed Consolidated Statements Of Operations
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Contract revenues	$394	$6,661	$1,678	$11,893
Operating expenses:
Research and development	7,270	10,740	18,072	31,754
General and administrative	7,675	3,165	11,523	6,223
Restucturing	—	610	—	610
Loss on sale of fixed assets	1,518	—	1,562	—

Total operating expenses	16,463	14,515	31,157	38,587

Loss from operations	(16,069)	(7,854)	(29,479)	(26,694)
Realized gain on investment	—	—	40	—
Interest income	151	40	300	70
Interest expense	(390)	(254)	(751)	(512)

Net loss before minority interest	(16,308)	(8,068)	(29,890)	(27,136)
Loss attributable to minority interest	—	—	—	112

Net loss	$(16,308)	$(8,068)	$(29,890)	$(27,024)

Basic and diluted net loss per share	$(0.26)	$(0.37)	$(0.53)	$(1.32)

Shares used in computing basic and diluted net loss per share	63,149	22,055	56,430	20,399

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(24,379)	$(16,277)

Cash flows from investing activities:
Purchases of property and equipment	(202)	(1,630)
Maturities of short-term investments	17,536	—
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	25,715	—
Proceeds from sale of fixed assets	78	38

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43,127	(1,592)

Cash flows from financing activities:
Payment on capital lease and loan obligations	(1,175)	(1,279)
Proceeds from drawdown on line of credit	1,000	4,000
Cash restricted for Letters of Credit	(756)	—
Proceeds from issuance of common stock, net of issuance costs	—	14,266
Proceeds from issuance of common stock upon exercise of options/ESPP	500	387

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(431)	17,374

Net increase (decrease) in cash	18,317	(495)
Cash and cash equivalents at beginning of period	2,225	12,329

Cash at end of period	$20,542	$11,834

Supplemental disclosures of cash flow information:
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$48,768	$—

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Unless otherwise indicated, the discussions in this report of the results of operations for the three and six months ended June 30, 2003 and financial condition at June 30, 2003 include the results of operations of Variagenics commencing from February 1, 2003. The condensed consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss as reported	$(16,308)	$(8,068)	$(29,890)	$(27,024)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	27	—	56	—
Deduct: Total stock-based employee compensation expense determined under fair value base method, net of related tax effects	(1,485)	(2,531)	(2,843)	(5,403)

Pro forma net loss	(17,766)	(10,599)	(32,677)	(32,427)

Basic and diluted net loss per share as reported	(0.26)	(0.37)	(0.53)	(1.32)
Pro forma basic and diluted net loss per share	(0.28)	(0.48)	(0.58)	(1.59)

3.   Segment Information

     The Company is engaged in research and development of novel biopharmaceutical protein-based products for the treatment of human disease from its collection of proprietary genes discovered using its high-throughput signature-by-hybridization platform. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Reportable segments are Nuvelo Inc., which develops and intends to market therapeutic drugs for the treatment of human diseases; and Callida Genomics, Inc., which develops and intends to commercialize the sequencing-by-hybridization (SBH) technology including the high-speed DNA sequencing chip. Segment operating results are measured based on net loss before tax. There are no inter-segment sales.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION
(in thousands)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2003

	Nuvelo	Callida	Total	Nuvelo	Callida	Total

Contract revenues	$198	$196	$394	$957	$721	$1,678
Loss from operations	(15,085)	(984)	(16,069)	(26,784)	(2,695)	(29,479)
Net loss	(15,324)	(984)	(16,308)	(27,195)	(2,695)	(29,890)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2002			JUNE 30, 2002

	Nuvelo	Callida	Total	Nuvelo	Callida	Total

Contract revenues	$6,161	$500	$6,661	$11,378	$515	$11,893
Loss from operations	(6,733)	(1,121)	(7,854)	(24,001)	(2,693)	(26,694)
Net loss	(6,947)	(1,121)	(8,068)	(24,331)	(2,693)	(27,024)

	JUNE 30, 2003			DECEMBER 31, 2002

	Nuvelo	Callida	Total	Nuvelo	Callida	Total

Total assets	$46,450	$2,585	$49,035	$22,739	$4,333	$27,072

     The primary sources of the Nuvelo segment revenues in 2003 are amortization of Affymetrix license fee revenue, the license revenue from Celera Diagnostics and the collaboration with Novartis. The primary sources of the Nuvelo segment revenues in 2002 are Affymetrix and BASF Plant Sciences. The source of the Callida segment revenues in 2003 and 2002 are primarily from the National Institute of Standards and Technology

(NIST) grant and Agilent Technologies, respectively.

4.   Lease Amendment

     On October 25, 2002, the Company and its landlord entered into agreements to terminate the Company’s eleven-year lease for buildings located at 225, 249 and 257 Humboldt Court, Sunnyvale California (originally entered into June 23, 2000) and to grant the Company a six-month option to purchase these properties for a purchase price of $15.3 million. These agreements retroactively terminated the Company’s lease effective October 1, 2002. The Company paid a lease termination fee of $5.4 million (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit). The Company paid approximately $4.5 million for the option to purchase the building, (of which $1.7 million was cash, $2.6 million was in the form of a six-month interest free promissory note guaranteed by Company’s Chairman, Dr. George B. Rathmann (Option Note), and approximately $200,000 was in the form of warrants issued to the landlord). The purchase option fee was creditable against the purchase price of the building if the option was ultimately exercised. Also, the Company was paying additional consideration of $95,000 per month commencing November 1, 2002 until the option was ultimately exercised by the Company or April 30, 2003, whichever occurred first.

     On May 9, 2003 the Company amended the lease termination agreement and terminated the option agreement. As part of this agreement the Company amended the promissory note such that the balance of $2.6 million guaranteed by the Company’s Chairman, Dr. George B. Rathmann, will be due and payable on May 1, 2005. Interest will accrue at an annual rate of 8% and the Company will pay the accrued interest of approximately $17,000 on a monthly basis. In addition, the Company provided to the landlord a warrant to purchase 200,000 shares of the Company’s common stock. The Company recognized lease termination costs totaling $3.5 million and expensed leasehold improvements of $1.5 million associated with this amended lease termination agreement in the second quarter of 2003.

5.   Merger with Variagenics, Inc

     On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics developed molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. Nuvelo and Variagenics merged because they believed the merger would benefit the stockholders of both companies by leveraging the companies’ assets and management to develop biotherapeutic, pharmacogenomic and molecular diagnostic products and accelerate revenue generation. As a result of the merger, Variagenics shareholders received 1.6451 shares of Company stock in exchange for each Variagenics share for a total of approximately 39.8 million Company shares, at an approximate purchase price of $48.6 million net of estimated transaction costs of $5.0 million which includes $2.3 million in severance and benefits expenses and $0.3 million in stock option expense for research and development and administrative employees terminated as part of the merger plan in accordance with Emerging Issues Task Force No 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”. At June 30, 2003 the company had paid $1.2 million of the $2.3 million in accrued severance and benefits expense, resulting in an accrued severance of $1.1 million which is expected to be paid by December 15, 2003. In determining the Variagenics purchase price, Nuvelo (formerly Hyseq) used the estimated value of Hyseq common stock of approximately $1.16 per share based upon the average closing price of Hyseq common stock the two trading days before the merger announcement and the two trading days after the merger announcement.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based, in part, on a third party valuation of the fair value of identifiable intangible assets. The Company incurred additional liabilities of $1.2 million in the second quarter of 2003 for additional severance costs as part of its plan to shutdown the Cambridge facility and monetize non core assets acquired in the merger. The table has been updated to reflect these additional liabilities. The Company is in the process of evaluating the value of the property and equipment; thus, the allocation for the purchase price is subject to refinement.

At January 31, 2003

(dollars in thousands)
Assets:
Cash, cash equivalents and short term investments	$50,867
Restricted cash	750
Other current assets	846
Property and equipment	5,431
Intangible assets	300
Capitalized merger costs	3,379

Total assets acquired	61,573

Liabilities:
Accounts payable and accrued liabilities	(3,762)
Capital lease obligations	(3,146)

Total liabilities assumed	(6,908)

Fair value of net assets acquired	$54,665

     The fair value of the net assets acquired of $54.7 million exceeded the purchase price of $53.6 million resulting in negative goodwill of $1.1 million that has been proportionately allocated between property and equipment and intangible assets in the amount of $1.0 million and $0.1 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands, except per share		(Dollars in thousands, except per share
	2003	2002	2003	2002

Contract revenues	$394	$6,819	$1,717	$12,757
Net loss	(16,308)	(17,754)	(33,869)	(46,485)
Basic and diluted net loss per	(0.26)	(0.29)	(0.60)	(0.79)

6.   Callida Restructuring

     On March 7, 2003, the Company restructured its Callida subsidiary, eliminating 18 of the subsidiary’s 25 employees. Under an ongoing severance plan, the company accrued severance related expenses of $315,000 in the first quarter of 2003, in accordance with SFAS 112 “Employers’ Accounting for Post Employment Benefits an Amendment of FASB Statement No. 5 and 43”. As of June 30, 2003 the Company has paid $277,000 in severance related expenses and has accrued severance related expenses of $38,000.

7.   Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized seperately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 must be adopted by the Company by July 1, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

8.   Subsequent Events

     On August 5, 2003, the Company and Dr. George Rathmann entered into a second amendment of the Amended and Restated Line of Credit Agreement to extend the expiration date set forth in the agreement in order to give the Company and Dr. Rathmann time to engage in discussions regarding potential modifications to the agreement. The original expiration date of August 5, 2003 was extended to September 5, 2003. All other terms under the Amended and Restated Line of Credit Agreement are unchanged.

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

Acquisition of Variagenics, Inc.

     On January 31, 2003, the Company acquired all of the outstanding common stock of Variagenics, Inc. (Variagenics) in a transaction accounted for as a purchase business combination. Variagenics applied pharmacogenomics technology to the discovery, development and commercialization of personalized drugs and molecular diagnostic products. The acquisition of Variagenics, with its cash resources, is expected to further advance Nuvelo’s most promising biopharmaceutical discovery and development programs.

     Under terms of the merger agreement, each share of Variagenics common stock outstanding at January 31, 2003 was converted into 1.6451 shares of Nuvelo, Inc. (Nuvelo), formerly Hyseq, common stock. As a result, Nuvelo issued approximately 39.8 million shares of common stock to former Variagenics shareholders. Each employee stock option to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into an option to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, approximately 4.7 million options to purchase Nuvelo common stock were assumed, on an as converted basis. In addition, each warrant to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into warrants to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, warrants to purchase approximately 2.1 million shares of Nuvelo common stock were assumed, on an as converted basis. The acquisition is expected to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

     We were originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. Upon completion of the merger with Variagenics, Inc., we changed our name to Nuvelo, Inc. Unless otherwise indicated, the discussions in this report of the results of operations for the three and six months ended June 30, 2003 and financial condition at June 30, 2003 include the results of operations of Variagenics commencing from February 1, 2003. Comparisons are made to the results of operations for the three and six months ended June 30, 2002 and financial condition as of December 31, 2002, which include only the historical results of Nuvelo (formerly Hyseq).

Company Overview

     Our Company is strategically focused on the discovery and development of novel biotherapeutics. This strategy resulted from a careful review of all assets and programs at both Hyseq and Variagenics following the close of our merger between the two companies on January 31, 2003.

     As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, our novel acting thrombolytic which entered Phase II trials in the first half of this year.

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

     Alfimeprase, our lead development program, successfully completed its Phase I trial in the first quarter, 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase, and was completed in twenty patients across seven centers in the United States. The results show that alfimephase was safe and well-tolerated. There were no drug related adverse events. In addition we filed an investigational new drug (IND) application for a second indication in catheter occlusion. We initiated two Phase II programs with alfimeprase in the first half of this year in both peripheral arterial occlusion and catheter occlusion and anticipate completion of at least one of these Phase II “proof-of-concept” studies by the end of 2003.

     Our current cash and investment balances resulting from our merger, anticipated business development cash inflows and our line of credit are expected to fund our operations through 2004. As of June 30, 2003, we had approximately $29.2 million in cash, cash equivalents, short-term investments and restricted cash, consisting of $26.6 million cash and investment balances available for future operations and $2.6 million in restricted cash related to collateralization of letters of credit.

     On July 8, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission that allows for the sale of up to $50 million of debt securities, preferred stock and/or common stock. We have not set a date for a proposed sale but we are continually evaluating our financing requirements and expect a sale of one or more of these securities in the near future.

     Our headquarters address is 675 Almanor Avenue Sunnyvale, California 94085. Our telephone number is (408) 215-4000.

RESULTS OF OPERATIONS

Contract Revenues

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002.

     Revenues decreased to $0.4 million for the three months ended June 30, 2003 from $6.7 million for the comparable period ended June 30, 2002 due to the completion of our agricultural gene discovery collaboration with BASF Plant Science LLC in January 2003 and conclusion of our collaborations with Chiron and Agilent in 2002, partially offset by increased revenue of $0.1 million from Variagenics’ contracts and $0.2 million from Callida’s new grant obtained from the National Institute of Standards and Technology (NIST) in December 2002 .

     Revenues decreased to $1.7 million for the six months ended June 30, 2003 from $11.9 million for the comparable period ended June 30, 2002 due to the completion of our agricultural gene discovery collaboration with BASF Plant Science LLC in January 2003, conclusion of our collaboration with Chiron and Agilent in 2002, and completion of the recognition of license fee revenue associated with our Affymetrix collaboration for the development of a high speed universal DNA sequencing chip, partially offset by increased revenue of $0.1 million from Variagenics’ contracts and $0.7 million from Callida’s new NIST grant.

     Revenues earned by our Nuvelo segment were $0.2 million and $1.0 million for the three and six months ended June 30, 2003, respectively, compared to $6.2 million and $11.4 million during the same periods of 2002. Our Callida segment had revenues of $0.2 million and $0.7 million for the three and six months ended June 30, 2003, respectively, compared to $0.5 million and $0.5 million in the same periods of 2002.

     Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. We expect to add additional revenue generating collaborations in 2003, however, revenues for this year will be reduced substantially as a result of the accelerated completion of our collaboration with BASF, which was completed substantially in January 2003 and accounted for approximately $21.9 million in revenue in 2002. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues, operating results, and cash flows.

Operating Expenses

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002.

     Research and development expenses decreased to $7.3 million for the three months ended June 30, 2003 from $10.7 million for the comparable period ended June 30, 2002. The decrease was due primarily to cost savings of approximately $2.2 million as a result of completion of the BASF collaboration in January 2003, rent savings of $1.0 million related to our facility lease termination for the facility on Humboldt Court in Sunnyvale California in October 2002, and general decrease in legal expense resulting from reduced patent activities.

     Research and development expenses decreased to $18.1 million for the six months ended June 30, 2003 from $31.8 million for the comparable period ended June 30, 2002. The decrease was due primarily to cost savings from the completion of our BASF collaboration, the $10.0 million non-cash charge for the fair value of warrants issued to Amgen, Inc. in the first quarter of 2002, rent savings of $1.9 million related to our facility lease termination in October 2002, and a general decrease in legal expense resulting from reduced patent activities.

     General and administrative expenses increased to $7.7 million for the three months ended June 30, 2003 from $3.2 million for the comparable period ended June 30, 2002. The increase in general and administrative expense was primarily due to $3.5 million lease transaction costs related to our decision to not exercise the Humboldt Court facility purchase option and additional staff–related, facilities and other outside costs, including legal and accounting costs, from our acquisition of Variagenics.

     General and administrative expenses increased to $11.5 million for the six months ended June 30, 2003 from $6.2 million for the comparable period ended June 30, 2002. The increase in general and administrative expense was primarily due to $3.5 million lease transaction costs related to our decision to not exercise the Humboldt Court facility purchase option and additional general and administraive costs associated with the addition of Variagenics’ facilities and personnel.

     Our Nuvelo segment had operating expenses of $13.8 million and $26.2 million for the three and six months ended June 30, 2003, respectively, as compared to $12.9 million and $35.4 in the same periods of 2002. Our Callida segment had operating expenses of $1.2 million and $3.4 million for the three and six months ended June 30, 2003, respectively, as compared to $1.6 million and $3.2 million in the same periods of 2002.

     We expect operating expenses during the remainder of 2003 to decrease as a result of streamlining our operations post closing of our merger between Hyseq and Variagenics and as a result of our other cost control efforts including a partial hiring freeze, a freeze on capital expenditures, delay of our facilities expansion plans, and deferral of as many of our contractual financial commitments as possible. We expect that these expense reductions will be partially or completely offset by higher costs of outside clinical research services for Phase II clinical trials for alfimeprase in the second half of 2003.

Interest Income and Expense

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002.

     Our interest income increased to $151,000 and $300,000 during the three and six months ended June 30, 2003, respectively, compared with $40,000 and $70,000 during the same periods in 2002. The change in interest income was due to higher average cash and investment balances as a result of the cash infusion from our acquisition of Varigenics on January 31, 2003. Interest expense increased to $390,000 and $751,000 during the three and six months ended June 30, 2003, respectively, compared with $254,000 and $512,000 during the same periods in 2002. The increase in interest expense was due to an increase in the amount drawn on our line of credit from our chairman, and increased capital equipment leases assumed in our acquisiton of Variagenics.

Net Loss

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002.

     Since our inception, we have incurred operating losses, and as of June 30, 2003 we had an accumulated deficit of $183.3 million. We incurred a net loss for the three and six months ended June 30, 2003 of $16.3 million and $29.9 million, respectively, compared to a net loss of $8.1 million and $27.0 million in the same periods of 2002. Our Nuvelo segment had net losses of $15.3 million and $27.2 million for the three and six months ended June 30, 2003, respectively, as compared to $6.9 million and $24.3 million in the same periods of 2002. Callida had net losses of $1.0 million and $2.7 million for three and six months ended June 30, 2003, respectively, as compared to $1.1 million and $2.7 million in the same periods of 2002.

     The increased net loss resulted primarily from decreased revenue due to the completion of our collaboration with BASF Plant Sciences in the first quarter of 2003, and increased lease termination and related costs associated with one of our facilities. We expect to continue to incur significant operating losses for the foreseeable future, which may increase substantially as we further expand research and development of our potential biopharmaceutical product candidates and other operations, and as we prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources improved significantly as a result of our merger with Variagenics on January 31, 2003. Our cash and short-term investments balance as of June 30, 2003 totaled approximately $26.6 million and our restricted cash is approximately $2.6 million.

     To date our primary source of liquidity is cash from financing activities, from collaboration receipts and our merger with Variagenics. As a result of the completion of our merger with Variagenics we received cash and cash equivalents of $27.3 million and short term investment of $23.5 million for a total infusion of $50.8 million. Since our merger on January 31, 2003, we have incurred costs associated with combining the companies, severance payments to employees and discontinuing our operation in Cambridge Massachusetts. We expect to incur additional costs from discontinuing this operation, primarily related to facility lease termination.

     Our primary use of capital resources has been to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $24.4 million and $16.3 million for operating activities, and cash of $0.2 million and $1.6 million to acquire capital equipment and make leasehold improvements in the first half of 2003 and 2002, respectively.

Cash and Cash Equivalents, Short-Term Investments, and Cash on Deposit

     As of June 30, 2003, we had $26.6 million in cash and short-term investments. This amount reflects a net increase of $24.4 million from the $2.2 million in cash we had as of December 31, 2002.

     In addition, we have $2.6 million in total restricted cash on deposit. This restricted cash is security for a $1.1 million letter of credit in conjunction with a facility lease in our office at 675 Almanor Avenue in Sunnyvale, California and a $1.5 million letter of credit in conjunction with a facilties lease assumed from the Variagenics merger in Cambridge, Massachussetts. The cash on deposit in conjunction with these letters of credit is restricted and cannot be withdrawn. Provided that no default has occurred under the lease for the 675 Almanor facility , the letter of credit and the cash collateralizing it may be reduced by $0.5 million per year in the third quarter of 2003, and the third quarter 2004. We control the investment of the cash and receive the interest earned thereon.

     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Cash Used in Operating Activities

     Net cash used in operating activities increased $8.1 million to $24.4 million in the first half of 2003 compared to $16.3 million in the first half of 2002. The increase in cash used in operating activities for the first half of 2003 compared to the same period of 2002 was primarily due to expenses related to the merger with Variagenics, including additional staff–related costs, facilities costs and other outside costs, including legal and accounting costs; and a decrease in collaboration revenue, primarily BASF. As we continue our strategy of careful review of all assets and programs at both Hyseq and Variagenics following the close of our merger between the two companies, we may incur additional costs associated with lease termination at our remaining facilities.

     We expect operating expenses to decrease in the second half of 2003 as we continue to balance cost cutting measures with financing, licensing, or collaboration receipts to ensure our available cash will continue to fund our operating activities through 2004. Our strategic plan includes monetization of our non-core assets that we expect will generate additional cash. Not achieving these goals could significantly harm our results of operations, which may require us to delay and scale back one or more of our research or development programs, or relinquish greater rights to products at an earlier stage of development on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect our long term business, our financial condition, and our operating results.

Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities was $43.1 million during the first half of 2003, compared to cash used in investing activities of $1.6 million during the same period of 2002. The increase in net cash provided by investing activities was primarily a result of cash received in conjunction with the acquisition of Variagenics and maturities of short-term investments. A reduction in new capital equipment spending also contributed to the decrease in expenditures during 2003. Other than purchases and sales of short term investments, we expect net cash provided by and used in investing activities to stay at low levels for the foreseeable future.

Cash (Used in) Provided by Financing Activities

     We used cash of $0.4 million and generated cash of $17.4 million from financing activities in the first half of 2003 and 2002, respectively. Cash used in financing activities for Nuvelo in the first half of 2003 resulted from payments on our lease and loan obligations and an increase in our restricted cash associated with one of our facilities partially offset by a draw down of $1.0 million on our line of credit with our chairman, Dr. Rathmann and proceeds from exercise of stock options and from the employee stock purchase plan. Cash provided by financing activities in 2002 was a result of issuance of common stock in a private placement on April 5, 2002 with net proceeds of $14.3 million, a draw down on the line of credit with our chairman, Dr. Rathmann and proceeds from exercise of stock options and from the employee stock purchase plan partially offset by payments on our lease and loan obligations. As of July 31, 2003, $9.0 million was available under this line of credit. There was no cash generated by financing activities in the first half of 2003 and 2002 by Callida.

     As of June 30, 2003, 2,411,610 shares of our common stock were issuable upon repayment of our note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization.

     On July 8, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission that allows for the sale of up to $50 million of debt securities, preferred stock and/or common stock. We have not set a date for a proposed sale but we are continually evaluating our financing requirements and may propose a sale of one or more of these securities in the near future.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors - We Must Be Able to Continue to Secure Additional Financing” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds we may have to additionally curtail the scope of our operations. We have implemented a plan to delay, scale back or eliminate some of our operating expenditures, including facilities expansion plans, in order to insure we can meet our cash commitments through 2004. This plan includes a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible. We have also implemented a plan to monetize certain non-core assets through license arrangements or partnerships which will bring in additional cash to fund operations. If we are unable to generate sufficient funds through monetizing these non-core assets, we may seek to obtain third party financing prior to the end of 2004.

Operating Leases

     We lease four facilities under operating lease agreements, two that expire in June 2005, one that expires in May 2008 and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis.

     Minimum future rental commitments under non-cancelable operating leases at June 30, 2003 are as follows (dollars in thousands):

Minimum Rental
Commitments

For the six months ending December 31, 2003
2003	2,933
For the year ending December 31,
2004	6,492
2005	7,750
2006	8,236
2007	8,455
2008 and thereafter	24,144

$58,011

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability is incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized seperately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 must be adopted by June 1, 2003. We are assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

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

We are at risk of having our stock delisted from the Nasdaq National Market, which could have a material adverse impact on our stock price, the market for our stock and our ability to raise capital

     Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and minimum stockholders’ equity of $10 million. For the period commencing on January 1, 2003 through June 30, 2003, the low and high closing sales price of our common stock as reported by the Nasdaq National Market was $0.71 and $2.60, respectively. If our stock price were to again decline to below one dollar per share, the Nasdaq Stock Market may take action to have our common stock delisted from the Nasdaq National Market. As of June 30, 2003, we had shareholders’ equity of approximately $15 million. If we do not continue to satisfy the $10 million shareholders’equity requirement and the other applicable continued

listing requirements, our common stock may be delisted from the Nasdaq National Market. If this were to happen, it would be more difficult to purchase or sell our common stock or obtain accurate quotations as to its price, and the price of our common stock could suffer a material decline. In addition, any such delisting could have a materially adverse affect on our access to the capital markets, and the limited liquidity of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

Future sales of our common stock may depress our stock price.

     Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2003, we had 63,667,334 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of June 30, 2003 our affiliates held 12,401,669 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future.

     As of June 30, 2003, warrants to purchase 6,389,718 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 13,768,420 shares of our common stock for sale upon the exercise of outstanding options under our 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and the Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. In addition, we have reserved approximately 2,243,160 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of June 30, 2003, 1,062,205 of these 2,243,160 options were exercisable. Although these shares have not been registered under the Securities Act, and therefore are restricted securities within the meaning of Rule 144 under the Securities Act, we intend to register these shares on a registration statement on Form S-8 under the Securities Act. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

     As of June 30, 2003, 2,411,610 shares of our common stock were issuable upon repayment of our note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission, or SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock and the possibility of this occurrence may also affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

We have not achieved profitability and have recent and anticipated continuing losses.

     For the years ended December 31, 2002, 2001 and 2000, we had net losses of $45.0 million, $36.5 million and $22.3 million, respectively. As of June 30, 2003, we had an accumulated deficit of $183.3 million. For the years ended December 31, 2002, 2001 and 2000, Variagenics, a company we recently acquired, had net losses of $33.8 million, $25.3 million and $17.8 million, respectively. As of December 31, 2002, Variagenics had an accumulated deficit of $111.8 million.

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

     Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in any facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing material for preclinical, clinical and commercial purposes;

•	The cost of manufacturing material by Amgen progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit with our Chairman, Dr. George B. Rathmann;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

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

     We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have 20 issued patents relating to our gene and protein discoveries. We also currently have patents and patents pending which cover or describe, respectively, single nucleotide polymorpohisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. We own or have rights to 26 issued U.S. patents relating to these methods. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, it is uncertain whether:

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

     Finally, the timing of the grant of a patent cannot be predicted. Patent applications describing and seeking patent protection of methods, compositions, or processes relating to proprietary inventions involving human therapeutics could require us to generate data, which may involve substantial costs.

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

We may be subject to litigation and infringement claims that may be costly, divert management’s attention, and materially harm our business.

     Extensive litigation regarding patents and other intellectual property rights has been common in the genomics and biopharmaceutical industries. The defense and prosecution of intellectual property suits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain.

     Litigation may be necessary to:

•	Assert claims of infringement;

•	Enforce patents that we own or license;

•	Protect our trade secrets or know-how; and

•	Determine the enforceability, scope and validity of the proprietary rights of others.

     Regardless of merit or outcome, our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. An adverse determination may subject us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may include substantial cost and ongoing royalties. Licenses may not be available from third parties, or may not be obtainable on satisfactory terms. An adverse determination or a failure to obtain necessary licenses may restrict or prevent us from manufacturing and selling our products, if any. These outcomes could materially harm our business, financial condition and results of operations.

   We lack manufacturing experience and intend to rely initially on contract manufacturers.

     We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and are subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an Investigational New Drug application, or IND, with the Food and Drug Administration, or FDA, and proceed with clinical trials for any of our potential therapeutic protein candidates. We rely on Amgen, Inc. (Amgen) to manufacture our drug product, alfimeprase. The cost of manufacturing our drug product by Amgen is based upon a standard cost which has not been determined. This cost may be more than we are anticipating and may make it difficult or impossible to profitably market Alfimeprase. We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies in order to gather the data necessary to file INDs with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current Good Manufacturing Practices (cGMP) material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

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

     In addition, our technologies have undergone and are expected to continue to undergo rapid and significant change. Our competitors may make rapid technological developments which may result in products or technologies becoming obsolete, before we can recover the expenses incurred. The introduction of less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics, may also make our products and services obsolete. We may not be able to make the necessary enhancements to our technology to compete successfully with newly emerging technologies.

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

     There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments or cures superior to any therapy or diagnostic developed by us or that any therapy we develop will be preferred to any existing or newly developed technologies. While we believe that our technology provides a significant competitive advantage, any one of our competitors may discover and establish a patent position in one or more genes, proteins or antibodies which we designate as a product candidate, before we do.

   We lack marketing experience for biopharmaceutical products.

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

     Our internally developed biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates from our own portfolio have advanced to Phase I clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and efficacious to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

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

     In October 2001, we formed Callida to develop and commercialize our sequencing-by-hybridization or SBH technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from biopharmaceutical projects. In March 2003, Callida reduced its number of employees from 25 to seven in order to preserve cash. As of June 30, 2003, Callida and it’s subsidiary, N-Mer, Inc. had approximately $386,000 in cash and investments balances available for future operations.

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

     Our executive officers and directors beneficially own, in the aggregate, approximately 24.3% of our common stock outstanding as of June 30, 2003. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. If they act together, these stockholders will be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

   We may merge with or acquire other companies and our failure to receive the anticipated benefits in these transactions could harm our business.

     We recently entered into a merger with Variagenics, and may merge with or acquire other companies in the future. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	using the merged or acquired company’s liquid capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

     Moreover, we have assumed the costs of defending against litigation claims asserted against Variagenics, and anytime we merge with or acquire another company, we will be exposed to similar costs. In addition, we may be exposed to a number of other risks in connection with future transactions, including:

•	we may experience unbudgeted expenses in attempting to complete the transaction and integration process; and

•	exposure to unknown liabilities of the merged or acquired business; and

•	our stock price may suffer if the former stockholders of the merged or acquired entity dispose of significant numbers of shares of our common stock that they receive in the transaction within a short period of time.

     We cannot assure you that we will receive all of the anticipated benefits of our merger with Variagenics or any mergers or acquisitions in the future, or that any of the risks described above will not occur. Our failure to receive anticipated benefits, and our exposure to inherent risks, in any such merger or acquisition transaction could significantly harm our business, financial condition and operating results.

We have incurred costs in connection with discontinuing operations of Variagenics and expect to incur additional costs in the future.

     As a result of our merger with Variagenics, we have incurred costs assocated with combining the companies, severance payments to employees and discontinuing our operation in Cambridge, Massachusetts. We expect to incur additional costs from discontinuing operations of Variagenics, primarily related to the facility lease termination. We may incur similar costs in connection with other mergers and acquisitions in the future.

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

     Variagenics was a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters also named in the lawsuit in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriters named in the lawsuit and preferred customers tying the allocation of initial public offering shares to agreements to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. Currently we are in the process of approving a settlement by and between the issuers that are defendants in the lawsuit, the insurers of those issuers, and the plaintiffs. We believe that any loss or settlement amount will not be material to our financial position or results of operation, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, we cannot assure you that this will be the case until a final settlement is approved.

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

     There were no significant changes in our market risk exposures through the second quarter 2003.

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

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 16, 2003, the Nuvelo Board approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 19, 2003. At that meeting, a quorum was present and four proposals were voted upon.

1. The following persons were nominees for election as Class I Directors, each to hold office for a term as outlined in the proxy statement or until his or her successor is duly elected and qualified, and at the Annual Meeting of Stockholders on June 19, 2003, each such Director received the number of votes set opposite his respective name and was elected as Class I Director for the term set forth in the proxy statement:

NOMINEE	FOR	AGAINST	WITHHELD

Ted W. Love, M.D.	57,218,734	0	2,252,227
Phillippe O. Chambon, M.D., Ph.D.	57,375,859	0	2,095,102

2. Approval of the reincorporation of Nuvelo from the State of Nevada to the State of Delaware, including the merger agreement by which the reincorporation will occur:

VOTES

For	34,939,974
Against	1,283,941
Abstain	24,472

3. Approval of the amendments to Nuvelo’s amended and restated articles of incorporation to effect a reverse stock split of all of the outstanding shares of our common stock, whereby each outstanding 3, 4, 5 or 6 shares would be reclassified and changed into one share of common stock:

VOTES

For	57,276,621
Against	2,124,425
Abstain	69,915

4. Ratification of the selection of KPMG, LLP as our independent auditors for the fiscal year 2003:

VOTES

For	59,240,102
Against	33,004
Abstain	197,855

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Amendment of Termination Agreement and Termination of Option Agreement

10.2	Second Amendment of the Amendment of Termination Agreement and Termination of Option Agreement

31.1	Certification of Chieft Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on form 8-K

DATE OF FILING	SUBJECT

May 1, 2003	Form 8-K, Item 5, press release announcing financial results and accomplishments for the first quarter 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvelo, Inc. (Registrant)

	By:	/s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment of Termination Agreement and Termination of Option Agreement

10.2	Second Amendment of the Amendment of Termination Agreement and Termination of Option Agreement

31.1	Certification of Chieft Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.