Form 10-Q
period 2003-09-30
NUVELO INC
filed 2003-11-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On October 31, 2003: 76,167,840

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

ITEM 1. FINANCIAL STATEMENTS

NUVELO, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2003	December 31, 2002
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$13,856	$2,225
Short-term investments	4,512	—
Accounts receivable	112	632
Prepaid clinical trial costs	3,245	—
Other current assets	2,364	3,025

Total Current Assets	24,089	5,882

Restricted cash	2,010	1,106
Equipment, leasehold improvements and capitalized software, net	10,965	15,142
Purchase option deposit	—	2,800
Goodwill	4,671	—
Patents, licenses and other assets, net	2,093	2,142

Total Assets	43,828	27,072

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	2,390	2,235
Accrued professional fees	371	1,240
Accrued license fee	—	1,775
Line of credit	11,000	10,000
Deferred rent	5,955	3,838
Short term note payable	—	2,600
Other current liabilities	9,014	3,181
Deferred revenue	—	525
Current portion of capital lease and loan obligations	2,109	1,216

Total Current Liabilities	30,839	26,610

Noncurrent portion of capital lease and loan obligations	1,504	1,026
Note payable, long term	6,600	4,000

Total Liabilities	38,943	31,636

Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 64,465,534 and 23,100,657 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	65	23
Additional paid-in capital	199,004	148,791
Accumulated other comprehensive income	3	—
Deferred stock compensation	(18)	(6)
Accumulated deficit	(194,169)	(153,372)

Total stockholders’ equity (deficit)	4,885	(4,564)

Total liabilities and stockholders’ equity	$43,828	$27,072

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

Condensed Consolidated Statements Of Operations

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Contract revenues	$262	$11,022	$1,940	$22,915

Operating expenses:
Research and development	8,348	9,131	26,421	40,885
General and administrative	2,861	2,879	14,384	9,102
Restructuring	—	—	—	610
(Gain) loss on sale of assets	(350)	47	1,212	34

Total operating expenses	10,859	12,057	42,017	50,631

Loss from operations	(10,597)	(1,035)	(40,077)	(27,716)
Realized gain on investment	—	—	40	—
Interest income	73	13	374	70
Interest expense	(383)	(422)	(1,134)	(934)

Net loss before minority interest	(10,907)	(1,444)	(40,797)	(28,580)
Loss attributable to minority interest	—	—	—	112

Net loss	$(10,907)	$(1,444)	$(40,797)	$(28,468)

Basic and diluted net loss per share	$(0.17)	$(0.06)	$(0.69)	$(1.34)

Shares used in computing basic and diluted net loss per share	63,961	22,767	58,968	21,197

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
NET CASH USED IN OPERATING ACTIVITIES	$(33,563)	$(23,510)

Cash flows from investing activities:
Purchases of property and equipment	(260)	(1,865)
Maturities of short-term investments	18,966	—
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	25,715	—
Proceeds from sale of assets	669	53

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45,090	(1,812)

Cash flows from financing activities:
Payment on capital lease and loan obligations	(1,775)	(1,935)
Proceeds from release of cash on deposit	—	500
Proceeds from drawdown on line of credit	1,000	4,000
Cash restricted for letters of credit	(154)	—
Proceeds from issuance of common stock, net of issuance costs	—	14,267
Proceeds from issuance of common stock upon exercise of options/ESPP	1,033	433

NET CASH PROVIDED BY FINANCING ACTIVITIES	104	17,265

Net increase (decrease) in cash	11,631	(8,057)
Cash and cash equivalents at beginning of period	2,225	12,329

Cash and cash equivalents at end of period	$13,856	$4,272

Supplemental disclosures of cash flow information:
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$48,768	$—

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Unless otherwise indicated, the discussions in this report of the results of operations for the three and nine months ended September 30, 2003 and financial condition at September 30, 2003 include the results of operations of Variagenics commencing from February 1, 2003. The condensed consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Significant Accounting Policies

Investment securities with original maturities of greater than three months and that mature within 12 months from the balance sheet date are classified as short-term investments. Our investment policy is to purchase securities with maturities of no greater than 24 months at the time of purchase. All short-term investments are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. We maintain all of our marketable securities with a high-quality financial institution that serves as our cash manager and investment advisor.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS No. 123 as amended by SFAS No. 148. The Company’s pro forma information follows (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(10,907)	$(1,444)	$(40,797)	$(28,468)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	56	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,435)	(2,182)	(4,368)	(7,613)

Pro forma net loss	(12,342)	(3,626)	(45,109)	(36,081)

Basic and diluted net loss per share as reported	(0.17)	(0.06)	(0.69)	(1.34)
Pro forma basic and diluted net loss per share	(0.19)	(0.16)	(0.76)	(1.70)

3. Segment Information

The Company is engaged in the discovery, development and commercialization of life improving therapeutics and the treatment of human disease. Our lead product candidate, alfimeprase, is partnered with Amgen and is currently in two Phase 2 clinical trials in two indications, peripheral arterial occlusion and catheter occlusion. Additional programs include drug discovery focused on antibody targets and secreted proteins. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Reportable segments are Nuvelo, Inc., which develops and intends to market therapeutic drugs for the treatment of human diseases; and Callida Genomics, Inc., which develops and intends to commercialize the sequencing-by-hybridization (SBH) technology including the high-speed DNA sequencing chip. Segment operating results are measured based on net loss before tax. There are no inter-segment sales.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION

(in thousands)

	THREE MONTHS ENDED SEPTEMBER 30, 2003			NINE MONTHS ENDED SEPTEMBER 30, 2003
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Contract revenues	$55	$207	$262	$1,012	$928	$1,940
Loss from operations	(9,841)	(756)	(10,597)	(36,626)	(3,451)	(40,077)
Net loss	(10,151)	(756)	(10,907)	(37,346)	(3,451)	(40,797)

	THREE MONTHS ENDED SEPTEMBER 30, 2002			NINE MONTHS ENDED SEPTEMBER 30, 2002
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Contract revenues	$11,022	$—	$11,022	$22,400	$515	$22,915
Income (Loss) from operations	578	(1,613)	(1,035)	(23,409)	(4,307)	(27,716)
Net income/(loss)	169	(1,613)	(1,444)	(24,161)	(4,307)	(28,468)

	SEPTEMBER 30, 2003			DECEMBER 31, 2002
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Total assets	$41,646	$2,182	$43,828	$22,739	$4,333	$27,072

The primary sources of the Nuvelo segment revenues in 2003 are the Affymetrix license fee revenue, the license revenue from Celera Diagnostics and a collaboration with Novartis Pharmaceuticals Corporation assumed from our merger with Variagenics. The primary sources of the Nuvelo segment revenues in 2002 are Affymetrix and BASF Plant Science. The source of the Callida segment revenues in 2003 and 2002 are primarily from the National Institute of Standards and Technology (NIST) grant and Agilent Technologies, respectively.

4. Lease Amendment

Humboldt Court, Sunnyvale, California Facility:

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

On May 9, 2003 the Company amended the lease termination agreement and terminated the option agreement. As part of this agreement the Company amended the promissory note such that the balance of $2.6 million guaranteed by Company’s Chairman, Dr. George B. Rathmann, will be due and payable on May 1, 2005. Interest will accrue at an annual rate of 8% and the Company will pay the accrued interest of approximately $17,000 on a monthly basis. In addition, the Company provided to the landlord a warrant to purchase 200,000 shares of the Company’s common stock. The Company recognized lease termination costs totaling $3.5 million and expensed leasehold improvements of $1.5 million associated with this amended lease termination agreement in the second quarter of 2003.

Hampshire Street, Cambridge, Massachusetts Facility:

On October 28, 2003, the Company and its landlord, 205 Broadway Realty Trust (Landlord), and Idenix Pharmaceuticals, Inc. (Idenix) entered into an assignment and assumption of lease agreement for the building located at 60 Hampshire Street in Cambridge, Massachusetts. This building was previously occupied by Variagenics, Inc., which merged, with Hyseq Pharmaceuticals, Inc. on January 31, 2003 forming Nuvelo, Inc. This agreement provides that (1) Nuvelo will pay a $1.5 million allowance for tenant improvements to Idenix by assigning its existing $1.5 million stand-by letter of credit, classified as restricted cash, to an escrow agent (2) Nuvelo paid Landlord a sum equivalent to rent for November 2003 on November 1, 2003, (3) Nuvelo will decommission the building and (4) Nuvelo will provide a bill of sale to Idenix for certain furniture, fixtures and equipment that will remain in the building. These costs are accrued in the September 30, 2003 financial statements as part of our purchase accounting for the merger with Variagenics.

5. Merger with Variagenics, Inc.

On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics developed molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. Nuvelo and Variagenics merged because they believed the merger would benefit the stockholders of both companies by leveraging the companies’ assets and management to develop biotherapeutic, pharmacogenomic and molecular diagnostic products and accelerate revenue generation. As a result of the merger, Variagenics shareholders received 1.6451 shares of Company stock in exchange for each Variagenics share, for a total of approximately 39.8 million Company shares, at an approximate purchase price of $48.6 million net of estimated transaction costs of $1.6 million.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based on the fair value of identifiable intangible assets. In the third quarter of 2003, the Company incurred additional liabilities of $1.5 million for facility lease termination and $0.3 million in overall decommission costs as part of its merger plan to shutdown the Cambridge facility and monetize non-core assets acquired in accordance with Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company also completed its valuation of the property and equipment acquired and has reduced the fixed asset valuation from $5.4 million to $1.5 million. This reduction is due to leasehold improvements that have been left in the Cambridge, Massachusetts facility, and the adjustment of the remaining assets to fair market value as of the acquisition date based on the final valuation. The table has been updated to reflect these changes.

At January 31, 2003
(dollars in thousands)
Assets:
Cash, cash equivalents and short term investments	$50,867
Restricted cash	750
Other current assets	846
Property and equipment	1,522
Intangible assets	300

Total assets acquired	54,285

Liabilities:
Accounts payable and accrued liabilities	(5,586)
Capital lease obligations	(3,146)

Total liabilities assumed	(8,732)

Fair value of net assets acquired	$45,553

The purchase price of $50.2 million exceeded the fair value of the net assets acquired of $45.5 million resulting in goodwill of $4.7 million reported in the Nuvelo segment. The Company will evaluate its goodwill for impairment on an annual basis under the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets.”

The Company has accounted for this merger under the purchase method of accounting for business combinations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Unless otherwise indicated, the discussions in this report of the results of operations for three and nine months ended September 30, 2003 and financial condition at September 30, 2003 include the results of operations of Variagenics commencing from February 1, 2003. The following unaudited pro forma financial information presents the combined results of the operations of Variagenics and the Company as if the merger had occurred on January 1, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)
Contract revenues	$262	$11,200	$1,979	$23,957
Net loss	(10,907)	(7,977)	(44,805)	(54,668)
Basic and diluted net loss per share	(0.17)	(0.13)	(0.76)	(0.91)

6. Callida Restructuring

On March 7, 2003, the Company restructured its Callida subsidiary, eliminating 18 of the subsidiary’s 25 employees. Under an ongoing severance plan, the company accrued severance related expenses of $0.4 million in the first quarter of 2003, in accordance with SFAS 112 “Employers’ Accounting for Post Employment Benefits an Amendment of FASB Statement No. 5 and 43”. The severance benefits were paid over six months.

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

In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 was adopted by the Company on July 1, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

8. Subsequent Events

On October 7, 2003, the Company completed its sale of 11,500,000 shares of its common stock at a price of $2.45 per share, resulting in proceeds of approximately $26.2 million, after deduction of fees and other expenses related to the transaction. All of the shares offered were under Company’s currently effective shelf registration statement and were placed directly with unaffiliated institutional investors.

On October 21, 2003, the Company and its landlord, The Irvine Company, entered into a second amendment of the lease on the property at 985 Almanor Avenue. The amendment provides for a rent deferral of approximately $2.9 million and rent savings of $200,000. In order to receive this rent deferral, Nuvelo pre-paid approximately $2.7 million of its base rental payments on October 22, 2003 to cover the nine-month period beginning October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent will be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and $200,000 savings. The deferral amount will be repaid on May 30, 2011. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of $79,975 commencing on June 1, 2011 if the lease term is extended for at least 36 months and early reinstatement of the original rental rates if Nuvelo successfully raises $75 million in a single public or private equity offering, with the amount of rent deferred up to that date coming due immediately.

On October 28, 2003, the Company and its landlord, 205 Broadway Realty Trust (Landlord), and Idenix Pharmaceuticals, Inc. (Idenix) entered into an assignment and assumption of lease agreement for the building located at 60 Hampshire Street in Cambridge, Massachusetts. This building was previously occupied by Variagenics, Inc., which merged, with Hyseq Pharmaceuticals, Inc. on January 31, 2003 forming Nuvelo, Inc. This agreement provides that (1) Nuvelo will pay a $1.5 million allowance for tenant improvements to Idenix by assigning its existing $1.5 million stand-by letter of credit, classified as restricted cash, to an escrow agent (2) Nuvelo paid Landlord a sum equivalent to rent for November 2003 on November 1, 2003, (3) Nuvelo will decommission the building and (4) Nuvelo will provide a bill of sale to Idenix for certain furniture, fixtures and equipment that will remain in the building. These costs are accrued in the September 30, 2003 financial statements as part of our purchase accounting for the merger with Variagenics.

On August 5, 2003, the Company and Dr. George Rathmann entered into a second amendment of the Amended and Restated Line of Credit Agreement to extend the expiration date set forth in the agreement in order to give the Company and Dr. Rathmann time to engage in discussions regarding potential modifications to the agreement. The original expiration date of August 5, 2003 was extended to September 5, 2003. A subsequent waiver was granted to Nuvelo by Dr. Rathmann to waive any and all rights to receive payment from Nuvelo before November 5, 2003. On November 5, 2003, the parties agreed that Nuvelo would begin repayment of the outstanding principal of $11.0 million in 48 equal monthly installments of $229,167 beginning November 6, 2003, and ending October 6, 2007. A final payment of accrued interest will be made on October 6, 2007. The previously reported $9.0 million available under the $20.0 million line of credit has expired. All other terms of the line of credit agreement remain in effect.

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

Company Overview

We are strategically focused on the discovery, development and commercialization of life improving therapeutics for human disease. This strategy resulted from a careful review of all assets and programs at both Hyseq and Variagenics following the close of our merger between the two companies on January 31, 2003.

As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, our novel acting thrombolytic currently in two Phase 2 clinical trials.

We will leverage our proprietary gene collection and opportunistic in-licensing and partnering strategy to build upon our pipeline of attractive therapeutic candidates. We also intend to maximize the value of our drug discovery efforts through potential partnerships, and monetize non-core assets including our microarray business, pharmacogenomic technology and molecular diagnostic programs, to further support our therapeutic development programs. Our focus is on building a successful biopharmaceutical business. This strategic initiative reflects our commitment to creating a valuable product-focused company that leverages our drug discovery and development expertise. To execute on this strategy, we will align the Company’s assets and resources and efficiently manage our finances to provide our key development programs with the greatest chance of success.

We successfully completed a Phase 1 trial with alfimeprase, our lead product candidate, in the first quarter of 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase in patients with chronic peripheral arterial occlusion (PAO). This trial was conducted in twenty patients across seven centers in the United States. The results showed that alfimeprase was safe and well-tolerated with no drug related serious adverse events. In addition, we filed an investigational new drug (IND) application for a second indication in catheter occlusion. We initiated two Phase 2 programs with alfimeprase in the first half of this year in both PAO and catheter occlusion. On September 25, 2003, we announced successful completion of a planned interim analysis of our Phase 2 trial with alfimeprase for the potential treatment of PAO. This interim analysis was conducted on data from the first 36 patients enrolled in the trial. Following review of the patient data, the Data Safety and Monitoring Board (DSMB) and the Trial Steering Committee recommended that we continue to move forward with the trial in all three doses of alfimeprase, 0.1 mg/kg, 0.3 mg/kg, and 0.6 mg/kg. We anticipate initiating Phase 3 trials with alfimeprase in the first half of 2004.

As of September 30, 2003, we had approximately $20.4 million in cash, cash equivalents, short-term investments and restricted cash, consisting of $18.4 million cash and investment balances available for future operations and $2.0 million in restricted cash related to collateralization of letters of credit.

On July 8, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission that allows for the sale of up to $50 million of debt securities, preferred stock and/or common stock. On October 7, 2003, we completed the sale of 11,500,000 shares of our common stock at a price of $2.45 per share, resulting in proceeds of approximately $26.2 million, after deduction of fees and other expenses related to the transaction. All of the shares were placed directly with unaffiliated institutional investors. We intend to use the net proceeds of the sale of the common stock primarily for general corporate purposes including current and future clinical trials of our lead product candidate, alfimeprase, as well as other research and product development activities.

Our headquarters address is 675 Almanor Avenue, Sunnyvale, California 94085. Our telephone number is (408) 215-4000.

Acquisition of Variagenics, Inc.

On January 31, 2003, we acquired all of the outstanding common stock of Variagenics, Inc. (Variagenics) in a transaction accounted for as a purchase acquisition. Variagenics applied pharmacogenomics technology to the discovery, development and commercialization of personalized drugs and molecular diagnostic products. The acquisition of Variagenics, with its cash resources, is expected to further advance Nuvelo’s most promising biopharmaceutical discovery and development programs.

Under terms of the merger agreement, each share of Variagenics common stock outstanding at January 31, 2003 was converted into 1.6451 shares of Nuvelo, formerly Hyseq, common stock. As a result, Nuvelo issued approximately 39.8 million shares of common stock to former Variagenics shareholders. Each employee stock option to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into an option to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, approximately 4.7 million options to purchase Nuvelo common stock were assumed, on an as converted basis. In addition, each warrant to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into warrants to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, warrants to purchase approximately 2.1 million shares of Nuvelo common stock were assumed, on an as converted basis. The acquisition is expected to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The Company was originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. Upon completion of the merger with Variagenics, Inc., we changed our name to Nuvelo, Inc. Unless otherwise indicated, the discussions in this report of the results of operations for three and nine months ended September 30, 2003 and financial condition at September 30, 2003 include the results of operations of Variagenics commencing from February 1, 2003. Comparisons are made to the results of operations for the three and nine months ended September 30, 2002 and financial condition as of December 31, 2002, which do not include the historical results of Variagenics.

RESULTS OF OPERATIONS

Contract Revenues

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002.

Revenues decreased to $0.3 million for the three months ended September 30, 2003 from $11.0 million for the comparable period ended September 30, 2002 due to the completion of our agricultural gene discovery collaboration with BASF Plant Science LLC in January 2003 and completion of the recognition of our license fee revenue from the Affymetrix, Inc. (Affymetrix) collaboration for the development of a high speed universal DNA sequencing chip in March 2003, partially offset by increased revenue of $0.2 million from our majority owned subsidiary, Callida’s grants obtained from the National Institute of Standards and Technology (NIST) in December 2002 and National Institute of Health (NIH) in June 2003 .

Revenues decreased to $1.9 million for the nine months ended September 30, 2003 from $22.9 million for the comparable period ended September 30, 2002 due to the completion of our agricultural gene discovery collaboration with BASF Plant Science LLC in January 2003, completion of the recognition of license fee revenue associated with our Affymetrix collaboration in March 2003 and winding-down of our collaboration with Chiron, and Agilent in 2002, partially offset by increased revenue of $0.2 million from collaborations obtained through our merger with Variagenics and $0.9 million from Callida’s NIST and NIH grants.

Revenues earned by our Nuvelo segment were $0.1 million and $1.0 million for the three and nine months ended September 30, 2003, respectively, compared to $11.0 million and $22.4 million during the same periods of 2002. Our Callida segment had revenues of $0.2 million and $0.9 million for the three and nine months ended September 30, 2003, respectively, compared to none and $0.5 million in the same periods of 2002. We anticipate that revenues will remain small as we continue to focus on clinical development and work toward commercialization of our lead product candidate, alfimeprase.

Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. Revenue generated from collaborations in 2003 has been reduced substantially as a result of the accelerated completion of our collaboration with BASF, which was substantially completed in January 2003 and accounted for approximately $21.9 million in revenue in 2002. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues, operating results, and cash flows.

Operating Expenses

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002.

Research and development expenses decreased to $8.4 million for the three months ended September 30, 2003 from $9.1 million for the comparable period ended September 30, 2002. The decrease was due primarily to cost savings of approximately $1.5 million as a result of completion of the BASF collaboration in January 2003, rent savings of $1.0 million related to our facility lease termination of the Humboldt Court properties in October 2002, partially offset by increases in our Phase 2 clinical trials costs of $1.5 million for our clinical research organizations and consultants and our clinical supplies manufacturing costs in the third quarter.

Research and development expenses decreased to $26.4 million for the nine months ended September 30, 2003 from $40.9 million for the comparable period ended September 30, 2002. The decrease was due primarily to cost savings from the completion of our BASF collaboration, the $10.0 million non-cash charge for the fair value of warrants issued to Amgen, Inc. in the first quarter of 2002 along with BASF-related headcount reduction taken in December 2002, rent savings of $2.8 million related to our Humboldt Court’s lease termination in October 2002, and decreases in depreciation expense; offset by increases of $2.6 million as a result of increased facilities and personnel costs from our merger with Variagenics.

General and administrative expenses remained virtually unchanged at $2.9 million for the three months ended September 30, 2003 and 2002 with continued cost savings measures being enforced in the current quarter, offset by general and administrative expenses resulting from the Variagenics merger. We expect that these expenses will remain at the current levels through 2004.

General and administrative expenses increased to $14.4 million for the nine months ended September 30, 2003 from $9.1 million for the comparable period ended September 30, 2002. The increase in general and administrative expense was primarily due to $3.5 million lease termination costs related to our decision not to exercise the Humboldt Court facility purchase option and additional general and administrative costs associated with the addition of Variagenics’ facilities and personnel.

Our Nuvelo segment had operating expenses of $9.9 million and $37.6 million for the three and nine months ended September 30, 2003, respectively, as compared to $10.5 million and $45.8 million in the same periods of 2002. Our Callida segment had operating expenses of $1.0 million and $4.4 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.6 million and $4.8 million in the same periods of 2002.

We expect total operating expenses during the remainder of 2003 to remain at the current levels or increase slightly as a result of higher costs of outside clinical research services and clinical supplies manufacturing costs for Phase 2 clinical trials for alfimeprase, partially offset by savings from streamlining our operations post closing of our merger between Hyseq and Variagenics, our other cost control efforts including a partial hiring freeze, a freeze on capital expenditures, delay of our facilities expansion plans, and deferral of as many of our contractual financial commitments as possible.

Interest Income and Expense

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002.

Our interest income increased to $73,000 and $374,000 during the three and nine months ended September 30, 2003, respectively, compared with $13,000 and $70,000 during the same periods in 2002. The change in interest income was due to higher average cash and investment balances as a result of the cash infusion from our acquisition of Variagenics on January 31, 2003. In addition, we expect that interest income will increase due to completion of our financing in October resulting in net proceeds of $26.2 million. Interest expense was $383,000 and $1,134,000 for the three and nine months ended September 30, 2003, respectively, compared with $422,000 and $934,000 during the same periods in 2002. The slight quarterly decrease in interest expense was due to overall lower average capital lease obligations. The year-to-date increase in interest expense was due to an increase in the amount drawn on our line of credit from our Chairman and additional capital equipment leases assumed from Variagenics.

Net Loss

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002.

Since our inception, we have incurred operating losses, and as of September 30, 2003 we had an accumulated deficit of $194.2 million. We incurred a net loss for the three and nine months ended September 30, 2003 of $10.9 million and $40.8 million, respectively, compared to a net loss of $1.4 million and $28.5 million in the same periods of 2002. Our Nuvelo segment had net losses of $10.2 million and $37.4 million for the three and nine months ended September 30, 2003, respectively, as compared to net income of $0.2 million and net loss of $24.2 million in the same periods of 2002. Callida had net losses of $0.8 million and $3.5 million for three and nine months ended September 30, 2003, respectively, as compared to $1.6 million and $4.3 million in the same periods of 2002.

The increased net loss resulted primarily from decreased revenue due to the completion of our collaboration with BASF Plant Science LLC in the first quarter of 2003. We expect to continue to incur significant operating losses for the foreseeable future, which may increase substantially as we continue clinical development of our lead drug candidate, alfimeprase, further expand research and development of our potential biopharmaceutical product candidates, and continue to prosecute and enforce our intellectual property rights. These losses may be partially offset by our efforts to monetize non-core assets in the near future.

LIQUIDITY AND CAPITAL RESOURCES

To date our primary source of liquidity is cash from financing activities, from collaboration receipts and our merger with Variagenics. As a result of the completion of our merger with Variagenics, we received cash and cash equivalents of $27.3 million and short term investments of $23.5 million for a total infusion of $50.8 million. Since our merger on January 31, 2003, we have incurred costs associated with combining the companies, severance payments to employees and discontinuing our operation in Cambridge, Massachusetts. Although we have accounted for all anticipated post-merger integration costs, we may have some unanticipated costs from discontinuing this operation in the fourth quarter. Our line of credit with Dr. Rathmann, our Chairman, had previously been a source of leverage for us. Based upon our recent financing and current cash position, we decided not to draw additional funds and to allow the current line of credit to expire, rather than to take on additional debt.

Under the terms of our collaboration agreement with Deltagen, we are obligated to continue to pay Deltagen to fund the research work under the agreement. However, on June 27, 2003, Deltagen filed a petition for Chapter 11 bankruptcy protection and may not be able to continue our collaboration arrangement. As such, we do not anticipate incurring significant costs related to Deltagen’s collaboration agreement.

Our primary use of capital resources has been to fund operating activities and to make periodic paydowns of the capital leases. We used cash of $33.6 million and $23.5 million for operating activities. We used cash of $0.3 million and $1.9 million to acquire capital equipment and make leasehold improvements in the first nine months of 2003 and 2002, respectively.

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash on Deposit

Our cash, short-term investments and restricted cash balances as of September 30, 2003 totaled approximately $20.4 million. As of September 30, 2003, we had $18.4 million in cash and short-term investments. This amount reflects a net increase of $16.2 million from the $2.2 million in cash we had as of December 31, 2002. Also, we added $26.2 million in cash from our financing completed on October 7, 2003.

In addition, we have $2.0 million in total restricted cash on deposit. This restricted cash is security for a $0.5 million letter of credit in conjunction with a facility lease in our office at 675 Almanor Avenue in Sunnyvale, California and a $1.5 million letter of credit in conjunction with a facilities lease assumed from the Variagenics merger in Cambridge, Massachusetts. On October 28, 2003 we completed an assignment of the lease of the building in Cambridge, Massachusetts which provides that this $1.5 million letter of credit be used for leasehold improvements by the new building tenant. The cash on deposit in conjunction with these letters of credit is restricted and cannot be withdrawn. As part of the assignment of our lease in October 2003 for the Variagenics facility in Cambridge, Massachusetts, our restricted cash will decrease by $1.5 million in the fourth quarter of 2003. Provided that no default has occurred under the lease for the 675 Almanor facility, the letter of credit and the cash collateralizing it may be reduced to $0.4 million in the third quarter of 2004. We control the investment of the restricted cash and receive the interest earned thereon.

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

Cash Used in Operating Activities

Net cash used in operating activities increased $10.1 million to $33.6 million in the first nine months of 2003 compared to $23.5 million during the same period in 2002. The increase in cash used in operating activities was primarily due to expenses related to the merger with Variagenics including additional staff–related costs, facilities costs and other outside costs, including legal and accounting costs, and a decrease in collaboration revenue, primarily BASF. As we continue performing careful review of all our assets and programs following the close of our merger, we may incur additional costs associated with lease termination at our remaining facilities.

We expect operating expenses in the fourth quarter to be comparable with the third quarter or increase slightly as we continue to balance increased clinical development and manufacturing costs with cost cutting measures and potential licensing and collaboration receipts. Our strategic plan includes monetization of our non-core assets that we expect will generate additional cash. Not achieving these goals could significantly harm our results of operations, which may require us to delay and scale back one or more of our research or development programs, or relinquish greater rights to products at an earlier stage of development on less favorable terms than we would otherwise seek to obtain, which could have a materially adverse affect on our long term business, our financial condition, and our operating results.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $45.1 million during the first nine months of 2003, compared to cash used in investing activities of $1.8 million during the same period of 2002. The increase in net cash provided by investing activities was primarily a result of cash received in conjunction with the acquisition of Variagenics and maturities of short-term investments. A reduction in new capital equipment spending also contributed to the decrease in expenditures during 2003. Other than purchases and sales of short term investments, we expect net cash provided by and used in investing activities to stay at low levels for the foreseeable future.

Cash Provided by Financing Activities

We generated cash of $0.1 million and $17.3 million from financing activities in the first nine months of 2003 and 2002, respectively. Net cash generated in financing activities for Nuvelo in the first nine months of 2003 resulted from a draw down of $1.0 million on our line of credit with our chairman, Dr. Rathmann and proceeds from exercise of stock options and from the employee stock purchase plan, partially offset by payments made on our lease obligations and an increase in our restricted cash associated with one of our facilities. Cash provided by financing activities in 2002 was a result of issuance of common stock in a private placement on April 5, 2002 with net proceeds of $14.3 million, a draw down on the line of credit with our chairman, Dr. Rathmann and proceeds from exercise of stock options and from the employee stock purchase plan, partially offset by payments on our lease and loan obligations. The remaining line of credit from our chairman has expired and there are currently no additional funds available to be drawn under this line of credit. We began repaying our line of credit from Dr. Rathmann in 48 monthly installments beginning November 6, 2003. There was no cash generated by financing activities in the first nine months of 2003 and 2002 by Callida.

On July 8, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission that allows for the sale of up to $50 million of debt securities, preferred stock and/or common stock. On October 7, 2003 pursuant to this registration statement, we issued and sold 11,500,000 shares of our common stock at $2.45 per share, resulting in approximately $26.2 million in net proceeds to us, after deduction of fees and expenses.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors - We Must Be Able to Continue to Secure Additional Financing” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds we may have to additionally curtail the scope of our operations. We have implemented a plan to delay, scale back or eliminate some of our operating expenditures, including facilities expansion plans, in order to insure we can meet our cash commitments through 2004. This plan includes a partial hiring freeze, a reduction in capital expenditures and a deferral of as many of our contractual financial commitments as possible. We have also implemented a plan to monetize certain non-core assets through license arrangements or partnerships which may to bring in additional cash to fund operations.

Operating Leases

Through September 30, 2003, we were leasing four facilities under operating lease agreements, two that expire in June 2005, one that expires in May 2008 and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis. On October 28, 2003, as part of our merger plan to shutdown the Cambridge facility and monetize non-core assets acquired, we terminated our Cambridge facility’s operating lease that was due to expire in May 2008.

Minimum future rental commitments under non-cancelable operating leases at November 15, 2003 are as follows (in thousands):

Minimum Rental Commitments
For the three months ending December 31, 2003
2003	439
For the year ending December 31,
2004	3,437
2005	5,693
2006	7,260
2007	7,479
2008 and thereafter	26,617

$50,925

On October 21, 2003 we completed a third amendment to our lease agreement for our facility at 985 Almanor Avenue in Sunnyvale, California that resulted in a rent deferral of approximately $2.9 million and a rent savings of approximately $200,000. In addition, on October 28, 2003 we completed a lease assignment for our facility in Cambridge, Massachusetts that immediately relieved us of future obligations under that lease. The positive effects of these new agreements and reduction in rental commitments are reflected in the Minimum Rental Commitments table above.

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

In November 2002, the Emerging Issues Task Force reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 was adopted on July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

Our stock price has been volatile, is likely to continue to be volatile and could decline substantially.

The price of our common stock has been, and is likely to continue to be, highly volatile. The following are some of the reasons that may cause our stock price to fluctuate significantly:

•	volatility and uncertainty in the capital markets in general;

•	fluctuations in our results of operations;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, upon repayment of our outstanding note to Affymetrix, or upon repayment of our line of credit with Dr. Rathmann;

•	loss of key personnel;

•	economic and other external factors;

•	announcements by governmental agencies that may have, or may be perceived to have, an impact on our potential products;

•	changes in our earnings estimates;

•	changes in accounting principles;

•	fluctuations within the biotechnology sector;

•	announcements by competitors; and

•	other factors not within our control.

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

Future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2003, we had 64,465,534 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of September 30, 2003, our affiliates held 12,403,295 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act, or pursuant to effective registration statements. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future.

As of September 30, 2003, warrants to purchase 6,389,718 shares of our common stock were outstanding. In addition, under registration statements on Form S-8 under the Securities Act, we have registered approximately 13,190,770 shares of our common stock for sale upon the exercise of outstanding options under our 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans and under our Employee Stock Purchase Plan and the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan. Shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. Included in this 13,190,770 shares, we have reserved approximately 3,511,726 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of September 30, 2003, 2,263,584 of the 3,511,726 shares of these options were exercisable. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

As of September 30, 2003, 1,720,741 shares of our common stock were issuable upon repayment of a note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidence by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common.

We have not achieved profitability and have recent and anticipated continuing losses.

For the years ended December 31, 2002, 2001 and 2000, we had net losses of $45.0 million, $36.5 million and $22.3 million, respectively. As of September 30, 2003, we had an accumulated deficit of $194.2 million. For the years ended December 31, 2002, 2001 and 2000, Variagenics, a company we recently acquired, had net losses of $33.8 million, $25.3 million and $17.8 million, respectively. As of December 31, 2002, Variagenics had an accumulated deficit of $111.8 million.

The process of developing biotherapeutics and related products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative and other expenses, are expected to result in operating losses for the foreseeable future. We may never generate profits and as a result, the trading price of our common stock could decline. Moreover, utilization of our net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions. It is possible that certain transactions that we have entered into, including our merger with Variagenics, when considered in connection with other transactions, may result in a “change in ownership” for purposes of these provisions.

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

Excluding alfimeprase, our potential products currently are in research or preclinical development and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. We also have a high percentage of fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful and investors should not rely upon such results as an indication of our future performance.

We will need to raise additional capital and such capital may be unavailable to us when we need it or may not be available on acceptable terms.

We will need to raise significant additional capital before we become profitable. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to grant rights to third parties to develop and market product candidates that we would prefer to develop and market on our own. If we were required to grant such rights, the ultimate value of these product candidates to us would be reduced.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies on our potential therapeutic protein candidates;

•	the cost involved in any facilities expansion to support research and development of our potential therapeutic protein candidates;

•	our ability and the ability of our subsidiary Callida to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of potential therapeutic protein candidates and Callida technology and applications;

•	our ability to maintain, and the financial commitments involved in our existing collaborative and licensing arrangements;

•	our ability to establish new corporate relationships with other biotechnology and pharmaceutical companies to share costs and expertise of identifying and developing product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing our material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit with our Chairman, Dr. George B. Rathmann;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

Development of our products will take years; our products require approval before they can be sold.

Excluding alfimeprase our potential products currently are in research or preclinical or clinical development and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. We cannot be certain that any of our products will be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product. We cannot predict whether we will be able to develop and commercialize any of our product candidates successfully. If we are unable to do so, our business, results of operations and financial condition will be affected in a materially adverse manner.

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

We currently have patents that cover some of our technological discoveries and patent applications that we expect to cover some of our gene, protein and technological discoveries. We have 25 issued patents relating to our gene and protein discoveries. We also currently have 27 patents issued which cover or describe, respectively, single nucleotide polymorphisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. We own or have rights to 50 issued U.S. patents relating to these methods. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, it is uncertain whether:

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

We rely on trade secret protection for our confidential and proprietary information. Although our policy is to enforce security measures to protect our assets, trade secrets are difficult to protect. We expect all of our employees to enter into confidentiality agreements. However:

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

We do not currently have significant manufacturing facilities. We are dependent on contract research and manufacturing organizations, and are subject to the risks of finalizing contractual arrangements, transferring technology and maintaining relationships with such organizations in order to file an Investigational New Drug application, or IND, with the Food and Drug Administration, or FDA, and proceed with clinical trials for any of our potential therapeutic protein candidates. We currently rely on Amgen, Inc. (Amgen) to manufacture our clinical drug product, alfimeprase. The cost of manufacturing our drug product by Amgen is based upon a standard cost which has not been determined. This cost may be more than we are anticipating and may make it difficult or impossible to profitably market alfimeprase. We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies in order to gather the data necessary to file INDs with the FDA for any of our potential therapeutic protein candidates. Our potential therapeutic protein candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture such proteins at a cost or in quantities necessary to make them commercially viable. In addition, if any of our potential therapeutic protein candidates enter the clinical trial phase, initially we will be dependent on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current Good Manufacturing Practices (cGMP) material in order to conduct clinical trials of our potential therapeutic protein candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may result in a delay of our filing for an IND, or our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our potential therapeutic protein candidates.

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

Our internally developed biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates from our own portfolio have advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and efficacious to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

Under our collaboration arrangement with Chiron in the solid tumor cancer field, Chiron maintains responsibility for the development of a product. Under our collaboration arrangement with Kirin Brewery Company, Ltd., Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. Under our collaboration arrangement with Deltagen, we share responsibility for development of a product. With respect to these arrangements, we run the risk that Chiron or Kirin may not pursue clinical development in a timely or effective manner, if at all, and that Deltagen may not cooperate with us in pursuing clinical development in a timely or effective manner. Deltagen has filed a petition for Chapter 11 bankruptcy protection and may not be able to continue our collaboration arrangement.

If a product receives approval from the FDA to enter clinical trials, Phases 1, 2, and 3 of those trials include multi-phase, multi-center clinical studies to determine the product’s safety and efficacy prior to marketing. We cannot predict the number or extent of clinical trials that will be required or the length of the period of mandatory patient follow-up that will be imposed. Assuming clinical trials of any product are successful and other data appear satisfactory to us, we or our applicable collaboration partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA is not predictable and can take up to several years. Upon completion of such review, the FDA may not approve our or our collaboration partner’s application or may require us to conduct additional clinical trials or provide other data prior to approval. Furthermore, even if our products or our collaboration partner’s products receive regulatory approval, delays in the approval process could significantly harm our business, financial condition and results of operations.

In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to market successfully such products. If we do not develop a commercially viable product, then we would suffer significant harm to our business, financial condition and operating results.

Our subsidiary Callida may not be able to raise third party financing.

In October 2001, we formed Callida to develop and commercialize our sequencing-by-hybridization or SBH technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from biopharmaceutical projects. In March 2003, Callida reduced its number of employees from 25 to seven in order to preserve cash. As of September 30, 2003, Callida and it’s subsidiary, N-Mer, Inc. had approximately $218,000 in cash and investments balances available for future operations.

Many corporate actions will be controlled by our officers and directors regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternative course of action.

Our executive officers and directors beneficially own, in the aggregate, approximately 24.3% of our common stock outstanding as of September 30, 2003. For purposes of this paragraph, beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. If they act together, these stockholders will be able to exercise substantial influence and control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

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

In January of this year, we merged with Variagenics, and may merge with or acquire other companies in the future. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

As a result of our merger with Variagenics, we have incurred costs associated with combining the companies, severance payments to employees and discontinuing our operation in Cambridge, Massachusetts. We expect to incur additional costs from discontinuing operations of Variagenics, primarily related to the facility lease termination. We may incur similar costs in connection with other mergers and acquisitions in the future.

Variagenics was a defendant in a class action suit and defending this litigation could hurt our business.

Variagenics was a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters also named in the lawsuit in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriters named in the lawsuit and preferred customers tying the allocation of initial public offering shares to agreements to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. Currently we are in the process of approving a settlement by and between the issuers that are defendants in the lawsuit, the insurers of those issuers, and the plaintiffs. We believe that any loss or settlement amount will not be material to our financial position or results of operation, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, we cannot assure you that this will be the case until a final settlement is executed.

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

There were no significant changes in our market risk exposures through the third quarter of 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Second Amendment to Lease by and between the Irvine Company and the Company dated October 21, 2003

10.2	Assignment and Assumption of Lease by and between the Company and Idenix, Inc., dated October 28, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on form 8-K

DATE OF FILING	SUBJECT

July 3, 2003	Amendment to historical and pro forma financial information contained in Form 8-K/A, filed in connection with our merger with Variagenics.

August 12, 2003	Form 8-K, Item 12, announcing financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ Peter S. Garcia
Peter S. Garcia
Senior Vice President and Chief Financial Officer

Date: November 13, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Lease by and between the Irvine Company and the Company dated October 21, 2003

10.2	Assignment and Assumption of Lease by and between the Company and Idenix, Inc. dated October 28, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.