Form 10-K
period 2003-12-31
NUVELO INC
filed 2004-03-12
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑  No ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant on February 27, 2004 was $231,292,414 based on the last sale price of the common stock as reported by the Nasdaq Stock Market.

As of February 27, 2004, the Registrant had 26,019,702 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2004 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

On February 23, 2004, we completed a one-for-three reverse split of our common stock. Unless otherwise indicated, all per share amounts in this Form 10-K have been adjusted to reflect the reverse split.

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

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel products for acute cardiovascular indications and cancer. Our strategy is to focus on the clinical development of the drug candidates that we have partnered, in-licensed or discovered internally.

We currently have two drug candidates in clinical trials, and plan to have a third candidate enter clinical trials in the second half of 2004. Our lead drug candidate, alfimeprase, is a thrombolytic agent, or blood clot dissolver. Alfimeprase is currently in two separate Phase 2 clinical trials for the treatment of acute peripheral arterial occlusion (PAO) and catheter occlusion. Based on the current rate of enrollment, we project completing enrollment of the Phase 2 PAO trial in March or April of 2004 and, if the results of the Phase 2 trial are positive, we anticipate initiating a Phase 3 trial in this indication in the second half of 2004. We have obtained orphan drug status under the Orphan Drug Act of 1983 for alfimeprase in the United States for use in treating acute PAO. We are also currently conducting a Phase 2 multi-center, double-blind, randomized study in patients with occluded catheters. We project completing an interim analysis of the first 48 patients in March or April of 2004. We have a 50/50 cost/profit sharing collaboration in place with Amgen Inc. for the worldwide development and commercialization of alfimeprase.

On February 4, 2004, we entered into a worldwide licensing agreement with Dendreon for our second drug candidate, rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties resulting from its ability to block the Factor VIIa/Tissue Factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Under the terms of the agreement, we paid Dendreon an upfront payment of $4.0 million ($500,000 in cash and $3.5 million worth of Nuvelo common stock). In addition, we will pay to Dendreon milestone payments prior to and upon any commercialization, as well as royalties if and when we reach commercialization. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products. rNAPc2 is currently undergoing a Phase 2a double-blind, placebo controlled clinical trial for use in treating acute coronary syndromes (ACS), including unstable angina (UA) and non-ST segment elevation myocardial infarction (NSTEMI).

Our third drug candidate is ARC183, a novel thrombin inhibitor that we intend to develop for use in acute cardiac surgical procedures. We entered into a worldwide collaboration agreement with Archemix on January 12, 2004 to develop and commercialize ARC183 for potential use in CABG surgery, PCI and other acute anticoagulant applications. We paid Archemix an upfront payment of $3.0 million and we will also pay a milestone payment upon initiation of the Phase 2 trial and a reimbursement of $1.0 million upon the designation of any backup compound. Under the terms of the agreement, Archemix will initially lead development and be responsible for all clinical development activities. As part of the transaction, we and Archemix will equally share all revenues and costs associated with the development and commercialization of ARC183 after we fund the first $4.0 million in research and development costs. We will have the option to lead commercialization efforts in which both companies may participate.

We anticipate that an Investigational New Drug (IND) application for ARC183 will be filed in mid-2004. If an IND is accepted by the Food and Drug Administration (FDA), we expect that Phase 1 clinical trials will begin in the second half of 2004.

In addition to our clinical and development stage drug candidates, we have an ongoing discovery program that is focused on proprietary human genes encoding proteins that may have therapeutic applications. We intend to develop product opportunities from our ongoing discovery efforts by focusing on secreted proteins and antibody targets. The secreted protein program includes our collaboration with the pharmaceutical division of Kirin Brewery Company, Ltd. and our internal discovery program. Under our Kirin collaboration, we expect to complete the analysis of approximately 50 secreted protein genes in mouse models in the first half of 2004. We expect to leverage discoveries in these research programs to extend and expand our drug pipeline and to create revenue-generating licensing and partnering arrangements.

On January 26, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission that allows for the sale of up to $75 million of debt securities, preferred stock and/or common stock. On March 8, 2004, we completed the sale of 5,750,000 shares of our common stock at a price of $13.00 per share, of which 750,000 shares were related to the exercise of an over-allotment option granted to the underwriters, resulting in proceeds of approximately $70.3 million, net of the underwriters fee of $4.5 million. All of the shares were placed directly with unaffiliated institutional investors. We intend to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

Available Information

Our headquarters address is 675 Almanor Avenue, Sunnyvale, California 94085. Our telephone number is (408) 215-4000. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.nuvelo.com or by contacting the Investor Relations Department at our corporate office by calling (408) 215-4000 or sending an e-mail message to ir@nuvelo.com.

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

Under terms of the merger agreement, each share of Variagenics common stock outstanding at January 31, 2003 was converted into 1.6451, on a pre-split basis, shares of Nuvelo, formerly Hyseq, common stock. As a result, Nuvelo issued approximately 13.2 million shares of common stock to former Variagenics shareholders. Each employee stock option to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into an option to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, approximately 1.6 million options to purchase Nuvelo common stock were assumed, on an as converted basis. In addition, each warrant to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into warrants to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, warrants to purchase approximately 0.7 million shares of Nuvelo common stock were assumed, on an as converted basis. The acquisition is expected to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Strategy

We are focused on building a successful biopharmaceutical business and committed to creating a valuable product-focused company that leverages our drug discovery and development expertise. Key elements of our strategy are to:

Develop and successfully commercialize alfimeprase

We are seeking to develop and commercialize alfimeprase for the treatment of acute PAO and catheter occlusion. Alfimeprase is in Phase 2 clinical trials in two indications, PAO and catheter occlusion, and we have an established collaboration with Amgen to facilitate its worldwide commercialization.

Progress our portfolio of cardiovascular clinical and development stage products

We have developed a portfolio of acute, hospital-based, cardiovascular drug candidates. We believe this portfolio leverages our established expertise in cardiovascular drug development, provides synergy with alfimeprase during both development and commercialization and enables us to pursue a more rapid path toward drug development.

Increase probability of commercial success

We are pursuing several drug development candidates simultaneously in order to reduce the impact of any single product failure. By broadening our product portfolio, we intend to increase the probability of clinical and commercial success. In addition, we focus on molecules that have a greater chance of success due to the predictability of preclinical models used in their development.

Opportunistically seek to license or acquire complementary products and technologies

We intend to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our development strategy. We continue to identify, evaluate and pursue the acquisition or licensing of strategically valuable product opportunities.

Lead Drug Candidates

Alfimeprase

Alfimeprase, our lead development candidate, is currently in two Phase 2 clinical trials in two distinct indications, acute PAO and catheter occlusion. Alfimeprase is a thrombolytic agent, or blood clot dissolver, with a novel mechanism of action. It is a modified and recombinant version of fibrolase, a naturally occurring enzyme that directly degrades fibrin, the protein which provides the structural scaffold of blood clots. Thrombolytics currently on the market such as urokinase (Abbokinase) or alteplase (Activase), are plasminogen activators that work by activating plasminogen to form plasmin which, in turn, degrades fibrin. In contrast, alfimeprase directly degrades fibrin, producing more rapid clot dissolution or lysis. Alfimeprase is locally delivered at the site of the blood clot and is inactivated quickly by a naturally occurring inhibitor in the bloodstream. This clearance mechanism limits the amount of drug in systemic circulation and associated side effects. Preclinical and early clinical data suggest that alfimeprase has the potential to lyse clots faster while also reducing the bleeding complications resulting from currently available agents.

Alfimeprase was identified through a research program at Amgen, and we initiated a joint research collaboration in January 2002. The collaboration is a 50/50 cost/profit sharing arrangement with the parties sharing worldwide rights to alfimeprase. We are responsible for the clinical development activities and Amgen is responsible for manufacturing activities. Amgen will have the option to lead the commercialization in which both parties may participate.

Alfimeprase is currently in two Phase 2 clinical trials. There can be no assurance that these clinical trials, will be successful, that any product will prove to be safe and effective for the proposed disease indication, or that any product can be successfully commercialized. See “Risk Factors — Development of our products will take years; our products will require approval before they can be sold” and “Risk Factors — The success of our potential products in preclinical studies does not guarantee that these results will be replicated in humans.”

Alfimeprase in Acute Peripheral Arterial Occlusion (PAO)

Our lead medical indication for alfimeprase is acute PAO. Acute PAO is a significant cause of morbidity in the United States with over 100,000 cases reported annually. We have obtained orphan drug status on alfimeprase in the United States for this indication, which may provide us with seven years of market exclusivity in the United States. Acute PAO occurs when arterial blood flow is blocked to a distant part of the body, usually the leg, by a blood clot. Traditionally, bypass surgery and angioplasty have been used to treat acute PAO. However, thrombolytic agents such as urokinase (Abbokinase) or alteplase (Activase) have been increasingly used as a less-invasive alternative. We believe alfimeprase has the potential to be a more effective agent than existing agents for use in treating acute PAO by reducing the treatment time and potential bleeding side effects. We completed our Phase 1 trial on alfimeprase in the first quarter of 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase, and was completed in 20 patients across 7 centers in the United States. The Phase 1 results showed that alfimeprase was well-tolerated with no confirmed drug-related adverse events reported. We initiated a Phase 2 program with alfimeprase in June 2003 in acute PAO.

In September 2003, we announced completion of a planned interim analysis of our Phase 2 trial with alfimeprase for acute PAO. The interim analysis was conducted on data from the first 36 patients enrolled in the trial. Following review of the patient data, the Data Safety and Monitoring Board (DSMB) and the Trial Steering Committee recommended that we continue to move forward with the trial in three doses. At an investigator meeting following the interim analysis, it was recommended that we concentrate on the two highest doses of alfimeprase. This change will result in 115 patients being treated. Based on the current rate of enrollment, we project completing enrollment of the Phase 2 PAO trial in March or April of 2004. If we successfully complete the Phase 2 trial and discussions with the FDA regarding the design of our planned Phase 3 trial, we expect to begin a Phase 3 PAO trial in the second half of 2004.

Alfimeprase in catheter occlusion

Our second medical indication for alfimeprase is catheter occlusion. Catheter occlusion is the obstruction of blood flow through a central venous catheter by a blood clot. It is estimated that about five million catheters are implanted in patients each year in the United States, and approximately 20-25% become occluded. Current treatment for catheter occlusion includes invasive surgery to remove and replace the catheter, or treatment with Cathflo Activase (alteplase). Based on clinical trial evidence of alfimeprase’s rapid lysis activity, we believe alfimeprase has the potential to rapidly restore blood flow to these occluded catheters.

We are currently conducting a Phase 2 multi-center, double-blind, randomized study in patients with occluded catheters comparing three doses of alfimeprase against the approved dose of Cathflo Activase. We expect to treat approximately 100 patients in this trial. We have recently increased the number of sites participating in the trial and, as a result, we have seen increased enrollment over the past few months. We project completing an interim analysis on the first 48 patients in March or April of 2004.

rNAPc2 (recombinant Nematode Anticoagulant Protein c2)

rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the Factor VIIa/Tissue Factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Compared to other commercially available anticoagulants, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 is designed to block the first step in the clotting cascade, inhibiting coagulation before it starts. By blocking the coagulation cascade at such an early stage, rNAPc2 could prove to be safer and more effective in treating patients with conditions such as acute coronary syndrome or as a prophylactic against clot formation.

We recently licensed the worldwide rights for all indications of rNAPc2 and all of the rNAPc molecules owned by Dendreon. To date, rNAPc2 has been shown to be well-tolerated in over 500 patients and healthy volunteers in several Phase 1 and 2 studies. The indication that we are currently pursuing for rNAPc2 is acute coronary syndrome (ACS).

ACS, such as unstable angina (UA) and non-ST segment elevation myocardial infarction (NSTEMI), result when an atherosclerotic plaque ruptures in a coronary artery triggering the coagulation cascade and resulting in the formation of a blood clot. The clot blocks the flow of blood to the heart muscle depriving it of oxygen and causing chest pain and/or a heart attack. Worldwide, it is estimated that ACS accounts for more than 1.8 million hospital admissions annually. Patients with ACS are traditionally given aspirin and heparin to stabilize their medical condition. Recent guidelines also recommend the addition of the antiplatelet agent clopidogrel (Plavix) to standard care. However, based upon the significant number of patients with ACS who continue to experience poor outcomes such as recurrent angina, myocardial infarction or death, we believe there is a clear need for better antithrombotic therapy.

rNAPc2, given alone or with standard therapy, may significantly reduce the risk of subsequent heart attack or death in patients suffering from UA/NSTEMI. Unlike aspirin and heparin, or current antithrombotic agents, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 blocks the first step in the clotting cascade. A medical regimen that includes rNAPc2 could, therefore, enable a multi-pronged attack at several points along the blood coagulation process. Alternatively, by stopping coagulation before it starts, rNAPc2 could prove more effective even as a stand-alone therapy.

A Phase 2a double-blind, placebo controlled clinical trial to determine a safe and effective dose of rNAPc2 in moderate to high-risk patients with UA/NSTEMI has been initiated. The study was planned to be conducted in three parts, each of which would investigate rNAPc2 in combination with current anticoagulant and antiplatelet therapies. Currently, the study is being reinitiated with the TIMI Study Group led by Dr. Eugene Braunwald of Brigham and Women’s Hospital and Harvard Medical School. We plan to complete the Phase 2a study and further evaluate future clinical development based on the data from this trial.

Another Phase 2 dose-ranging study of rNAPc2 was conducted in 293 subjects undergoing elective, unilateral total knee replacement. The study examined the drug’s potential to reduce the incidence of deep vein thrombosis (DVT), a condition whereby a blood clot (thrombus) develops in a deep vein, usually in the leg following orthopedic surgery. This proof-of-principle study demonstrated that rNAPc2 could provide effective antithrombotic efficacy with minimal effects on surgical hemostasis in a clinical setting which is associated with a high risk of thrombosis. We are currently evaluating other potential indications of rNAPc2 such as DVT prophylaxis.

A recently published preclinical study suggests that rNAPc2 may also be effective in the treatment of the Ebola virus infection. In addition, preclinical studies have shown that blocking the protease complex Factor VIIa/Tissue Factor prevents the growth of primary and metastatic tumors in animal models.

There can be no assurance that clinical trials, if commenced, will be successful, that any rNAPc product will prove to be safe and effective for the proposed disease indication, or that any product can be successfully commercialized. See “Risk Factors — Development of our products will take years; our products will require approval before they can be sold” and “Risk Factors — The success of our potential products in preclinical studies does not guarantee that these results will be replicated in humans.”

ARC183

ARC183 is a DNA aptamer, which is a single-stranded DNA molecule consisting of 15 deoxynucleotides that forms well-defined three-dimensional configuration, allowing it to bind to thrombin with high affinity and specificity. The key advantage of ARC183 compared to other thrombin inhibitors is its rapid onset of action and short half-life, giving it the potential to be an ideal agent for medical procedures that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is completed.

We recently announced a collaboration agreement with Archemix, a privately held biotechnology company, located in Cambridge, Massachusetts, for the development and commercialization of ARC183. Our lead indication for ARC183 is as a thrombin inhibitor for use in coronary artery bypass graft (CABG) surgery.

According to the American Heart Association, more than 500,000 CABG procedures are performed in the United States annually. Currently, heparin is used to limit blood clotting in this indication, but is difficult to dose and can cause side effects such as bleeding and heparin-induced thrombocytopenia (HIT). Moreover, the effect of heparin must be reversed with the use of an antidote called protamine. Protamine is not approved by the FDA for reversal of heparin in CABG surgery and is associated with significant complications including hypotension, platelet dysfunction, complement activation and thrombus formation. We believe that there is a significant unmet medical need for a safe, fast-acting anticoagulant for use in CABG that is easier to administer, does not require a reversal agent and lacks the side effects such as bleeding and HIT.

ARC183 has shown potential in preclinical studies to be equally effective, with fewer side effects than heparin and protamine in combination. Due to its very short half-life, ARC183 is expected to lead to more predictable dosing as well as reduced incidence of bleeding side effects compared to heparin. We believe that ARC183 has the potential to replace heparin followed by protamine reversal and become the standard of care in a number of medical and cardiac surgical procedures in percutaneous interventions (PCI), such as angioplasty and stent placement, and non-coronary procedures, such as renal dialysis.

We anticipate that an IND for ARC183 will be filed with the FDA in mid-2004. If our IND is accepted by the FDA, we expect to initiate Phase 1 clinical trials for use in CABG surgery in the second half of 2004.

Clinical Product Pipeline

The following table summarizes key information about our current clinical product pipeline:

Drug candidate (technology)	Indication	Development status	Commercialization rights
alfimeprase (Fibrinolytic)	Acute Peripheral Arterial Occlusion	Phase 2	50/50 collaboration with Amgen

alfimeprase (Fibrinolytic)	Catheter Occlusion	Phase 2	50/50 collaboration with Amgen

rNAPc2 (Tissue Factor Inhibitor)	Acute Coronary Syndromes	Phase 2a	Nuvelo has exclusive commercialization rights

ARC183 (Thrombin-Inhibitor)	Coronary Artery Bypass Graft Surgery	IND anticipated to be filed mid-2004	50/50 collaboration with Archemix

In addition to our clinical and development stage drug candidates, we have an ongoing discovery program that is focused on proprietary human genes encoding proteins that may have therapeutic applications.

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

Therapeutic proteins include naturally occurring proteins that are administered to patients as drugs. Some naturally occurring proteins replace or supplement a protein that is deficient in the body or defective. Others signal the body to initiate or cease a biological function. Examples of therapeutic proteins include insulin, which regulates glucose metabolism for the treatment of diabetes, and tissue plasminogen activator, an enzyme that converts plasminogen to active plasmin, a protein that can break down blood clots. Other therapeutic protein-based drugs have been engineered to provide medical benefit. Examples include monoclonal antibodies such as Herceptin, which targets and destroys breast cancer cells, and soluble receptors such as Enbrel, which binds and blocks the activity of a protein implicated in rheumatoid arthritis. Therapeutic proteins, antibodies and other protein-based products represent a promising class of drugs in the biotechnology industry.

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

Research

Starting in 1997, we have used our signature-by-hybridization platform to discover large numbers of novel human genes and have maintained an aggressive patent filing and prosecution strategy around these sequences. We conducted high-throughput gene and protein sequence analysis using advanced informatics tools techniques to identify candidate genes for biological screening. In general, most candidates are grouped into the broad categories of potential protein therapeutics and small molecule or antibody targets. We believe genes with sequence characteristics and motifs similar to those found in known secreted proteins are more likely to be useful as protein therapeutics. We are also investigating the potential of cell surface or transmembrane proteins as targets for therapeutic antibodies and plan to pursue this strategy through strategic relationships with appropriate technology and development partners.

Within our Biology Research operation, we apply a variety of methods by which we can identify a protein’s function, determine whether the protein plays a role in disease, assess its commercial potential, and obtain information about dosing and systemic effects of the product candidate. Assuming positive results, both in terms of efficacy and toxicology, we may develop a commercial hypothesis for the product candidate. A commercial hypothesis requires the identification of a market opportunity and a preliminary determination that it will be economically feasible to manufacture the product candidate and administer it to patients.

The process of selecting and evaluating biopharmaceutical drug candidates involves a broad range of skills and a highly trained scientific staff. Following the initial gene sequence assessment by our bioinformatics group, full-length complimentary DNAs (cDNA) encoding the secreted proteins are cloned, expressed, and screened for biological activity by our Molecular Core and Biology Research groups. Once biological activities have been identified, additional experiments are performed to support the development of a biological hypothesis that describes the protein’s function. The protein candidate next moves to the validation stage, in which more directed and focused experiments are performed to confirm the biological activity and to establish a medical hypothesis. Our Protein Production and Purification group is responsible for providing larger quantities of selected proteins for further in vitro and in vivo testing. These tests are conducted by our Biology Research group, working in conjunction with contract research organizations. Throughout this process, information is provided to our legal group to pursue patent protection for our candidates. Once a product candidate is identified, it moves to the preclinical stage, at which time it is tested in specific animal models of diseases for safety and pharmacokinetic analysis. Following initial safety and pharmacokinetic analysis, we may contract with research organizations to conduct GLP toxicology and other studies required for filing an IND. We plan to use contract organizations for the production of cGMP drug of our lead therapeutic protein candidates.

Secreted Protein Projects

We use a diverse set of tools to evaluate the biological functions of the secreted proteins we have discovered, in particular using animal models to provide physiologically relevant readouts. In our collaboration with the pharmaceutical division of Kirin Brewery Company, Ltd., we are developing transgenic mouse models in which our proprietary secreted protein encoding genes are expressed in the adult animal, allowing us to establish some of the fundamental biology of these proteins. We plan to test 50 secreted proteins genes in this collaboration. With our internal efforts, we have also developed a cell-based animal model system that allows us to rapidly determine the effects of secreted proteins in animal models and plan to test at least 55 proprietary genes using this method. We can also identify the function of our genes by developing knockout mice, in which the corresponding mouse gene has been inactivated by genetic manipulation. We use dozens of independent assays to investigate the biological and biochemical activities of our novel proteins and rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

Therapeutic Antibody Project

The development of immunotherapeutic antibodies is initiated by producing cDNA microarrays that include sequence elements corresponding to the predicted cell surface or transmembrane encoded cDNAs from our proprietary collection. We evaluate the expression of these genes in normal and tumor tissue samples and identify genes whose mRNA are expressed predominantly in tumor but not normal tissues. We then develop antibody reagents to the corresponding target proteins and evaluate the protein expression patterns in normal and cancerous tissues using immunohistochemical analysis. The result of this process is a validated cell surface protein target. We then develop murine monoclonal antibody panels against these targets and evaluate these antibody reagents for efficacy in preclinical studies using in vitro and animal models of human cancer. We anticipate that the identification and validation of these monoclonal antibodies will allow us to attract technology partners that can assist us in additional preclinical studies and these partners may also participate in the development of a clinical program. To date, we have identified 11 targets in solid cancers and 7 more in blood cancers.

Intellectual Property

We currently have issued patents and have pending patent applications that cover some of our gene, protein and technological discoveries. We have 30 issued patents relating to our gene and protein discoveries. We also currently have or have rights to 44 issued patents which cover or describe, respectively, single nucleotide polymorphisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. In addition, we have rights to 22 issued U.S. patents relating to the in-licensed clinical products. We will continue to apply for patents for our discoveries. We cannot ensure that any of our applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation. The patent positions of biotechnology companies involve complex legal and factual questions. Even though we own patents, it is uncertain whether:

•	the patents would be challenged;

•	protection against competitors will be provided by such patents; or

•	competitors will not independently develop similar products or design around the patents.

Research and Development Collaborations

University of California, San Francisco (UCSF)

In February 1998, we entered into an agreement with UCSF to conduct research on genes that may have important roles in the development of cardiovascular and related diseases. Under the agreement, researchers at UCSF are collecting DNA samples from up to 20,000 genetically diverse individuals for inclusion in a database. We can use the database, which includes these DNA samples and associated patient clinical data, for research to identify markers of genetic traits, including heart disease and hypertension. In July 2002, we and UCSF amended our research agreement to allow either party to non-exclusively license the database collection to third parties for research purposes, with milestones and royalties to be shared equally by us and UCSF. This amendment also provided that our payment obligations and UCSF’s sample collection obligations under the research agreement were considered concluded. At the same time in July 2002, we and UCSF licensed the database to Celera Diagnostics for use in the development of diagnostic products. This license resulted in upfront payments of $0.5 million in 2002 and $0.3 million in 2003. In addition, the agreement includes royalties on licensed products.

No revenue was recognized in connection with this agreement in 2001. Revenues from our Celera UCSF license represented less than 10% of total revenue for the year ended December 31, 2002 and 11% of total revenue for the year ended December 31, 2003.

BASF

In December 1999, we entered into a collaboration with American Cyanamid Company in which we used our signature-by-hybridization platform to target potential agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH. The collaboration provided for funding of up to $60 million over its initial term of three and one half years. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. In May 2002, we and BASF amended the collaboration to accelerate completion of our gene discovery activities and BASF’s payment schedule, resulting in a cost savings to both parties. Royalties due to us under the agreement were eliminated. All activities under this collaboration were successfully completed in January 2003.

Revenues from our collaboration with BASF represented 91% of total revenue for the year ended December 31, 2001, 83% of total revenue for the year ended December 31, 2002 and less than 10% of total revenue for the year ended December 31, 2003.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In August 2001, we entered into a collaboration with Kirin, in which Kirin will fund three years of our collaborative research work and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. We will jointly own discoveries resulting from the collaboration, and we will jointly develop and market the resulting products while sharing costs, efforts, and revenues. We will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Oceania. We will share marketing rights equally in Europe and the rest of the world.

Under our Kirin collaboration, we expect to complete the analysis of approximately 50 secreted protein genes in mouse models in the first half of 2004. We have already advanced several secreted protein candidates to more extensive studies to better define their therapeutic utility based upon early findings in initial mouse models.

We had no revenues from this collaboration in 2001, 2002 and 2003.

Deltagen

In October 2001, we entered into a collaboration with Deltagen to undertake research and development activities on approximately 200 novel secreted proteins. 161 of the anticipated 200 genes entered the collaboration. We provided gene sequences encoding for the secreted proteins, and Deltagen utilized its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Both companies have certain joint development and commercialization rights under the agreement around potential biopharmaceutical drug targets discovered through the collaboration. The cost of the collaboration was shared with Deltagen. The collaboration agreement provided Deltagen with up to $10 million in research and development payments over the two years ending October 2003.

On June 27, 2003 Deltagen filed for Chapter 11 bankruptcy protection and on January 28, 2004 we entered into an amended agreement with Deltagen which, when effective, grants us certain rights to Deltagen’s Knock-Out Technology. On June 27, 2003, Deltagen filed for Chapter 11 bankruptcy protection. On March 8, 2004, the California Bankruptcy Court approved an amendment to our agreement with Deltagen. Under the amendment, we assign to Deltagen our rights in 46 of the genes that entered the collaboration and grant Deltagen a non-exclusive license to certain technology arising out of the collaboration related to those 46 genes. In exchange, Deltagen relinquishes any rights in had under the agreement to the other 115 genes that entered the collaboration and grants us certain rights to Deltagen’s Knock-Out Technology related to those 115 genes. In addition, Nuvelo and Deltagen grant each other general releases under the amendment with respect to any obligations or activities under the collaboration. Through December 31, 2003, $5.7 million has been paid to Deltagen.

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

We contributed all of our SBH patents and patent applications to Callida when it was formed. A team of our personnel, including one of our founders, Dr. Radoje Drmanac, who pioneered our DNA chip and SBH technology, became full-time employees of Callida. Our Chairman Dr. George Rathmann serves as Chairman, Interim President and Chief Executive Officer of Callida. As of March 12, 2004, Nuvelo owns approximately 90% of the outstanding equity of Callida.

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

On October 1, 2002 we announced Callida Genomics’ collaboration with Surromed, Inc. for the development of a high throughput universal genotyping system. The collaboration will be funded in part by a National Institute of Standards and Technology Advanced Technology Program (NIST) grant providing approximately $3.2 million in funding for Callida over three years. As of December 31, 2003 we have received approximately $1.4 million in funding from NIST for this collaboration.

As we continue in our efforts in actively monetizing and managing our non-core assets including Callida’s microarray business, we have significantly reduced Callida’s operation and its headcount from 25 employees, in 2002, to 6 employees in 2003, where it, now, primarily focuses on its research projects that receive certain cash fundings. As such, current Callida operation predominantly supports its research projects related to government grants obtained from NIST and the National Institute of Health (NIH); and in 2003, Callida received additional two NIH grants with a combined funding of $3.0 million to perform research projects related to infectious diseases and pathogen diagnostics with its SBH technology, starting June 2003 through February 2006. As of December 31, 2003, we have received total funding of $0.2 million from NIH.

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

Revenues from our collaboration with Affymetrix represented less than 10% of total revenue for the year ended December 31, 2001, 10% of total revenue for the year ended December 31, 2002, and 23% of total revenue for the year ended December 31, 2003 .

Amgen

In January, 2002, we entered into a collaboration agreement with Amgen to develop and commercialize Alfimeprase, a novel acting thrombolytic, for the treatment of peripheral arterial occlusions and other cardiovascular indications. Under the terms of the agreement, we lead development and are responsible for all clinical development activities and Amgen is responsible for manufacturing activities. Amgen has the option to lead commercialization efforts in which both companies may participate. As part of the transaction, we granted Amgen warrants to purchase our common stock at a premium to the current market price.

Archemix

In January, 2004, we entered into a worldwide collaboration agreement with Archemix to develop and commercialize ARC183, a novel thrombin inhibitor, for use in acute cardiac surgical procedures, such as CABG surgery, PCI and other acute anticoagulant applications. In accordance with the terms of the Agreement, we paid Archemix an upfront payment of $3.0 million and are obligated to pay a milestone payment upon initiation of the

Phase 2 trial and a reimbursement of $1.0 million upon the designation of any backup compound. We and Archemix will equally share all revenues and costs associated with the development and commercialization of ARC183 after we fund the first $4.0 million in research and development costs. Archemix will initially lead development and be responsible for all clinical development activities. We will have the option to lead commercialization efforts in which both companies may participate.

Dendreon

On February 4, 2004, we entered into a worldwide licensing agreement with Dendreon for rNAPc2, a recombinant version of a naturally occurring protein that has anticoagulant properties, and all other rNAPc molecules owned by Dendreon. Under the terms of the agreement, we paid Dendreon an upfront payment of $500,000 in cash and upfront payment of $3.5 million worth of Nuvelo common stock. We also will pay Dendreon milestone payments before and upon any commercialization of a rNAPc based product, as well as royalties if and when we reach commercialization. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products owned by Dendreon.

Patents and Trade Secrets

The U.S. Patent and Trademark Office and patent authorities outside the United States issue patents for inventions based on genes that have been isolated from their natural state (through a purifying step that separates the gene from other molecules naturally associated with it), but only if the invention meets all the criteria for a patent. Each country has its own standards for granting a patent. In the United States, to be eligible for patent protection, an invention must at least be novel and useful and the patent application must contain sufficient detail to allow one skilled in the art or technology to reproduce the invention. We apply for patent applications on both partial and full-length gene sequences. As of February 27, 2004, we had filed patent applications on approximately 10,000 full-length gene sequences and their corresponding proteins, antibodies that bind to these proteins, methods to generate or manufacture these products, and methods of using these products. Fewer than 10,000 applications are pending because some of our patent applications include many gene sequences in one application. These applications may or may not result in the issuance of patents. In January 2001, the U.S. Patent and Trademark Office issued final revised guidelines on the standard of utility required for inventions, including gene-based inventions. The revised guidelines state that a patent application for an invention must disclose a well-established utility or a specific, substantial and credible utility for the isolated and purified gene. There can be no assurance that our disclosures in these applications are sufficient to meet the statutory requirements for patentability in all cases. We cannot assure that any of our currently pending or future applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference or opposition proceeding or litigation.

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

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. Our lead drug candidate, alfimeprase, is a thrombolytic agent, or blood clot dissolver.

Our other drug candidate that is in clinical trials is rNAPc2, a recombinant version of a naturally occurring protein that has anticoagulant properties resulting from its ability to block the Factor VIIa/Tissue Factor protease complex, which is responsible for the initiation of the process leading to blood clot formation.

We believe that the principal competitive factors in the markets for alfimeprase and rNAPc2, as well as for a third drug candidate, ARC183, a novel thrombin inhibitor for which we intend to file an IND in mid-2004, include the following:

•	the length of time to receive regulatory approval,

•	product performance,

•	product price,

•	product supply,

•	marketing and sales capability and

•	enforceability of patent and other proprietary rights.

We believe that we and our collaborative partners are or will be competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

In addition, our research strategy as a biopharmaceutical company is to identify product candidates from proteins produced by human genes that are most likely to be involved in a disease condition. There are a finite number of genes in the human genome, virtually all of which have been or will soon be identified. We are in competition to identify, establish uses for and patent as many genes and their corresponding proteins as possible and to commercialize the products we develop from these genes and proteins. We face competition from other entities using high-speed gene sequencers and other sophisticated bioinformatics technologies to discover genes, including but not limited to Celera Genomics Corporation,

CuraGen Corporation, Genentech, Inc., Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., and Zymogenetics, Inc. We also face competition from entities using more traditional methods to discover genes related to particular diseases, including other large biotechnology and pharmaceutical companies. We expect that competition in our field will continue to be intense. Research to identify genes is also being conducted by various institutes and government-financed entities in the United States and in foreign countries, including France, Germany, Japan and the United Kingdom and elsewhere, as well as by numerous smaller laboratories associated with universities or other not-for-profit entities. In addition, a number of pharmaceutical and biotechnology companies and government-financed programs are engaged or have announced their intention to engage in areas of human genome research similar to or competitive with our focus on gene discovery, and other entities are likely to enter the field.

We believe the principal competitive factors we face in identifying and commercializing therapeutic protein-based products are the following:

•	securing rights to develop and commercialize the products, including appropriate patent and proprietary rights;

•	safety and effectiveness of the products;

•	the availability of alternative therapeutic products or treatments; and

•	the factors identified above for our existing drug candidates.

Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because we are an early stage company; all of our internal product candidates are still in various stages of preclinical development and have yet to undergo clinical trials.

With regard to our subsidiary, Callida, competition in the area of DNA analysis tools is intense and expected to increase. Technologies in this area are new and rapidly evolving. Applications of Callida’s SBH technology compete primarily with Affymetrix and Applied Biosystems. Applied Biosystems presently markets capillary sequencers, a well-established sequencing technology, which compete with applications of SBH technology. Other companies also are developing or have developed DNA analysis tools that may compete with applications of SBH technology, including Aclara Biosciences, Inc., Agilent Technologies, Inc., Caliper Technologies, Inc., CuraGen Corporation, IBM, Illumina, Inc., Molecular Devices, Nanogen, Inc., and Sequenom, Inc. Many of these companies have significantly greater research and development, marketing and financial resources than we do, and therefore represent significant competition.

Government Regulation

Regulation by governmental authorities in the United States and most foreign countries will be a significant factor in manufacturing and marketing our potential products and in our ongoing research and product development activities. Virtually all of our products and those of our partners will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and comparable agencies in foreign countries.

The time required for development and commercialization of our drug candidates and obtaining regulatory approvals is uncertain. Unexpected biological activities, some of which may result in safety issues, may arise during preclinical evaluation. Such observations could delay or alter the course of a development program or ultimately result in the termination of a program. Any delay in clinical testing may also delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us or by our collaboration partners to obtain regulatory approval could adversely affect the commercialization of products we or they are developing, our ability to achieve product collaboration milestones or receive royalty revenue and thus negatively impact our liquidity and capital resources.

Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an Investigational New Drug application (IND), which must be reviewed by FDA personnel before clinical testing can begin. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase 3, larger-scale, multi-center comparative trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and foreign regulatory agencies. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if they believe that clinical subjects are being exposed to an unacceptable health risk.

The results of preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for small molecule products or a Biologic License Application (BLA) for biological products. In responding to a NDA or BLA the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would have a material negative effect on us. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

Currently one of our product candidates, alfimeprase qualifies as an orphan drug. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that affect fewer than 200,000 persons annually in the United States. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any drug that is considered by the FDA to be different from or clinically superior to a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA, will not be precluded from sale in the United States during the seven-year exclusive marketing period. We cannot assure you that any of our other product candidates will be designated as an orphan drug by the FDA or, if so designated, will have a positive effect on our revenues.

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

Human Resources

At December 31, 2003, we had 63 full-time equivalent employees including 6 Callida employees, 27 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 41 of our employees are engaged in research and development activities, including 6 in Callida, and approximately 22 are engaged in business development, finance, operations support, and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

Future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 8, 2004, we had 31,836,122 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of March 8, 2004, our affiliates held 7,486,656 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act, or pursuant to effective registration statements. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future.

As of February 27, 2004, warrants to purchase approximately 1,781,716 shares of our common stock were outstanding. Options to exercise approximately 2,454,085 shares of our common stock were outstanding under our 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans. In addition, we have approximately 1,499,027 shares remaining for future option grants under our stock option plans. Under our Employee Stock Purchase Plan, we have approximately 82,396 shares of our common stock reserved for future issuance as of February 27, 2004. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

As of March 8, 2004, 396,193 shares of our common stock were issuable upon repayment of a note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidence by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the prompt resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common.

Our total 31,836,122 shares of common stock outstanding included 5,750,000 and 263,296 newly issued shares as a result of public offering completed on March 8, 2004, and licensing agreement entered with Dendreon on February 4, 2004, respectively.

We have not achieved profitability, have recent and anticipated continuing losses and may never become profitable.

For the years ended December 31, 2001, 2002 and 2003, we had net losses of $36.5 million, $45.0 million and $50.2 million, respectively. As of December 31, 2003, we had an accumulated deficit of $203.6 million.

All of our product candidates are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. The process of developing biotherapeutics and related products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative and other expenses, are expected to result in operating losses for the foreseeable future. To date, we have not generated any revenues from product sales. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our drug candidates, expand our operations and develop systems that support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in developing our drug candidates, obtaining regulatory approvals and commercializing our products, and our operations may not be profitable even if any of our drug candidates are commercialized. We may never generate profits and, as a result, the trading price of our common stock could decline. Moreover, utilization of our net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions. It is possible that certain transactions that we have entered into, including our merger with Variagenics that occurred in January 2003, when considered in connection with other transactions, may result in a “change in ownership” for purposes of these provisions.

Our relatively short operating history may affect our ability to execute our business strategy.

We have a short operating history. We commenced operations in the fourth quarter of 1994 with an initial business focused on gene discovery using our signature-by-hybridization platform and applications of our sequencing-by-hybridization technology, including the HyChip system. In 1998, we began to transition our business strategy from gene discovery to research and development of potential therapeutic protein candidates. As a company with a relatively short operating history, we face risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, including:

•	the implementation and successful execution of our business strategy and our sales and marketing initiatives;

•	retention of current customers and collaborators and attraction of new customers and collaborators;

•	our ability to respond effectively to competitive and technological developments related to our technologies, products and services;

•	our ability to attract, retain and motivate qualified personnel; and

•	our ability to effectively manage our anticipated growth.

If we fail to address these risks and uncertainties successfully, our business, results of operations, financial condition and prospects will be materially adversely affected.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in research and preclinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to enter into new strategic relationships;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation; and

•	release of successful products into the market by our competitors.

Excluding our three clinical and development stage drug candidates, our potential products currently are in research or preclinical development, and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. We also have a high percentage of fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

We will need to raise additional capital, and such capital may be unavailable to us when we need it or not available on acceptable terms.

Even though we have recently raised net $70.3 million during our recent public offering completed on March 8, 2004, we will need to continue to raise significant additional capital before we can become profitable. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to grant rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value of these drug candidates that we could realize.

If we are unable to obtain additional financing when we need it, the capital markets may perceive that we may not be able to raise the amount of financing we desire, or on terms favorable to us, which may negatively affect the trading price of our common stock. Additional equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we will delay, reduce the scope of, eliminate or divest one or more of our subsidiaries or our discovery, research or development programs. Any such action could significantly harm our business, financial condition and results of operations.

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	our ability to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	our ability to maintain, and the financial commitments involved in our existing collaborative and licensing arrangements;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing our material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary, Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit from our Chairman, Dr. George B. Rathmann;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets; and

•	other factors not within our control.

Development of our products will take years, and our products require regulatory approval before they can be sold.

Excluding our three clinical and development stage drug candidates, our potential products currently are in research or preclinical development and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. We cannot be certain that any of our products will be demonstrated to be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product. We cannot predict whether we will be able to develop and commercialize any of our drug candidates successfully. If we are unable to do so, our business, results of operations and financial condition will be affected in a materially adverse manner.

We do not yet have products in the commercial markets. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficiency before the FDA and comparable agencies in foreign markets. We cannot apply for regulatory approval of our potential products until we have performed significant additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products or continue clinical testing of alfimeprase or rNAPc2. If we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. Even if we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition.

We face heavy government regulation, and FDA regulatory approval of our products is uncertain.

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries. In order to obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that such product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices, or cGMP, requirements.

The process of obtaining FDA and other required regulatory approvals and clearances typically takes several years and will require us to expend substantial capital and resources. Despite the time and expense exerted, regulatory approval is never guaranteed. The number of preclinical and clinical tests that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be safe or effective;

•	FDA officials may interpret data from preclinical and clinical testing in different ways than we and our collaboration partners interpret it;

•	the FDA may not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

•	the FDA may change its approval polices or adopt new regulations.

Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant approvals; or

•	withdrawal of approvals and criminal prosecution.

Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our products:

•	would adversely affect our ability to generate product and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain; and

•	would adversely affect the marketing of our products.

Even if we do receive regulatory approval for our drug candidates, the FDA or international regulatory authorities may impose limitations on the indicated uses for which our products may be marketed, subsequently withdraw approval or take other actions against us or our products adverse to our business. The FDA and international regulatory authorities generally approve products for particular indications. If an approval is for a limited indication, this limitation reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing.

We also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, the environment and the use and disposal of hazardous substances used in connection with our discovery, research and development work, including radioactive compounds and infectious disease agents. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might significantly harm the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance.

Our clinical trials may not yield results that will enable us to obtain regulatory approval for our products.

We will only receive regulatory approval for a drug candidate if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our pending or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex, expensive and uncertain processes. It will take us several years to complete our testing, and failure can occur at any stage of testing. Results attained in preclinical testing and early clinical studies, or trials, may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates.

Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards, or IRBs, and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements and the FDA, an IRB or we may suspend or terminate clinical trials at any time.

Administering any drug candidates we develop to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications.

We rely on third parties, including contract research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or in failing to complete, these trials if they fail to perform with the speed and competency we expect.

If clinical trials for a drug candidate are unsuccessful, we will be unable to commercialize the drug candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development or commercialization timelines. Either circumstance could cause the price of our shares to decline.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our drug candidates require that we identify and enroll a large number of patients with the disorder under investigation. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians; and

•	availability of clinical trial sites.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing clinical trials.

If we fail to maintain existing third-party arrangements and collaborative agreements or fail to develop new collaborative arrangements, our business will be harmed.

The success of our business is dependent, in significant part, upon our ability to enter into multiple collaboration agreements and to manage effectively the numerous issues that arise from such arrangements. Management of our relationships with these third parties has required and will require:

•	our management team to devote a significant amount of time and effort to the management of these relationships;

•	effective allocation of our and third-party resources to multiple projects;

•	agreement with third parties as to ownership of proprietary rights and development plans, including clinical trials or regulatory approval strategy; and

•	an ability to obtain and retain management, scientific and other personnel.

Our collaboration with Amgen is a 50/50 cost/profit sharing arrangement with certain additional payment obligations by us prior to commercialization and upon regulatory approval. Both parties share worldwide rights to alfimeprase, and Amgen has the option to lead the commercialization in which both parties may participate. If Amgen decides not to pursue this option, we would be responsible for the commercialization and manufacturing activities in addition to clinical development activities, which may cause us to reduce or delay further development of some of our drug candidates and/or increase our capital expenditures.

In our collaboration with Archemix, we share equally all research and developments costs and revenues after we fund the first $4.0 million in research and development costs and make a milestone payment of $10.0 million upon commencement of Phase 2 trials and a reimbursement of $1.0 million upon the designation of any backup compound. We are obligated to make this Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix or Archemix does not meet its obligations under the agreement and we terminate the collaboration for its default. We have the option to lead commercialization in which both parties may participate if we establish commercialization capabilities, however, if we do not establish such commercialization capabilities, Archemix or a third party selected by the parties’ joint steering committee will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses while competing with other companies who have such operations. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

We are subject to a number of additional risks associated with our collaboration with Archemix for ARC183, including the right of Archemix to terminate its collaboration with us on limited notice and for reasons outside our control and loss of significant rights if the collaboration is terminated because we fail to meet our obligations under it or we elect to terminate for our convenience. In particular, if we terminate the collaboration or if Archemix terminates for our breach, all of our rights to ARC183 and other collaboration products will become the property of Archemix, and we may not practice certain activities related to anti-thrombin compounds in the field of modifying blood-clotting times in therapeutic applications through the use of aptamers such as ARC183, including research and development, manufacture and commercialization activities.

In our licensing arrangement with Dendreon, we are obligated to make milestone payments prior to and upon commercialization, including $2.0 million upon the first dosing of the first patient in a Phase 3 clinical trial for the first indication, although there is no guarantee that we will reach commercialization or that our product will be accepted by the market. We may not generate any revenue from this licensing arrangement.

Our efforts, including the efforts of our direct and indirect subsidiaries, to manage simultaneously a number of collaboration arrangements may not be successful, and the failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with Amgen, Archemix and Dendreon, we may be delayed or prevented from developing or commercializing alfimeprase, ARC183 and rNAPc2 or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

In addition to our existing collaborations, we will focus on effecting new collaborative arrangements where we would share costs of identifying, developing and marketing drug candidates. We cannot assure you that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

We are currently dependent on third parties for a variety of functions and may enter into future collaborations for the manufacture of our products. Our arrangements with these third parties may not provide us with the benefits we expect.

We currently rely upon third parties to perform functions related to the research, development, preclinical testing and clinical trials of our drug candidates. In addition, because we do not have the resources, facilities or experience to manufacture our drug candidates on our own, we currently rely, and will continue to rely, on third parties to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source suppliers and do not have long-term supply agreements with our third-party manufacturers. Our reliance on these relationships poses a number of risks, including:

•	disagreements with third parties could delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between their work for us and their work for another entity, and the loss of their services;

•	failure to locate acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them;

•	inability of third parties to manufacture our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates; and

•	lack of all necessary intellectual property rights to manufacture our drug candidates.

Given these risks, our current and future collaborative efforts with third parties may not be successful. If these efforts fail, we would be required to devote additional internal resources to the activities currently performed, or to be performed, by third parties, to seek alternative third-party collaborators, or to delay our product development or commercialization.

We lack manufacturing experience and intend to rely initially on contract manufacturers.

We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an Investigational New Drug application, or IND, with the Food and Drug Administration, or FDA, and proceed with clinical trials for any of our drug candidates. We currently rely on Amgen to manufacture our clinical drug product, alfimeprase. We also rely on other third parties to manufacture rNAPc2 and ARC183. The cost of manufacturing our drug product by Amgen is based upon a standard cost which has not been determined. This cost may be more than we are anticipating and may make it difficult or impossible to profitably market alfimeprase.

We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies, in order to gather the data necessary to file INDs with the FDA for ARC183 or any of our drug candidates. ARC183 and our other drug candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture these drug candidates at a cost or in quantities necessary to make them commercially viable. In addition, if ARC183 or any of our other drug protein candidates enter the clinical trial phase, we will initially depend on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current Good Manufacturing Practices (cGMP) grade material in order to conduct clinical trials of ARC183 and our other drug candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for ARC183 or any of our drug candidates.

Moreover, contract manufacturers that we may use must continually adhere to current cGMP regulations enforced by the FDA through a facilities inspection program. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant premarket approval of our products.

The commercial success of our products will be dependent upon our ability to protect the intellectual property rights associated with our products and drug candidates.

Our competitive success will depend in part on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot assure you that our patents and licenses will successfully preclude others from using our technology. We could incur substantial costs in seeking enforcement of our proprietary rights against infringement. In addition, to obtain a patent on a novel gene, we need to identify a utility for the novel gene or the encoded protein we seek to protect under patent law. Identifying a utility may require significant research and development with respect to which we may incur a substantial expense and invest a significant amount of time.

We currently have, or have in-licensed, patents and patent applications that cover portions of our in-licensed clinical products. ARC183 is covered both by a US patent specifically claiming ARC183 and by US patents covering aptamers generically. However, there are no equivalent international applications pending specifically claiming ARC183. International patent applications generically covering aptamers are pending but we cannot assure you that such patents will issue. We also currently have patents that cover some of our technological discoveries and patent applications that we expect to protect some of our gene, protein and technological discoveries. We have approximately 25 issued patents relating to our gene and protein discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

The timing of the grant of a patent cannot be predicted. Patent applications describing and seeking patent protection of methods, compositions, or processes relating to proprietary inventions involving human therapeutics could require us to generate data, which may involve substantial costs. Our pending patent applications may lack priority over others’ applications or may not result in the issuance of patents. Even if issued, our patents may not be sufficiently broad to provide protection against competitors with similar technologies and may be challenged, invalidated or circumvented.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. Our trade secrets could become known through other unforeseen means.

We also may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the United States. Furthermore, certain of the patent applications describing our proprietary methods are filed only in the United States. Even where we have filed our patent applications internationally, for some cases and in certain countries, we have chosen not to maintain foreign patent protection by opting not to enter national phase or opting not to pay maintenance annuities.

Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology. Our competitors may also develop similar products without infringing on any of our intellectual property rights or design around our proprietary technologies.

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to sell some or all of our products.

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We may be required to obtain licenses to patents or other proprietary rights of others in order to conduct research, development, or commercialization of some or all our programs. We plan to seek licenses, as we deem appropriate, but it is possible that we may unintentionally infringe upon these patents or proprietary rights of third parties. If we do not obtain these licenses, we may encounter delays in product market introductions, incur substantial costs while we attempt to design around existing patents or not be able to develop, manufacture or sell products. In response, third parties may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties, which could adversely impact our product costs and have an impact on our business. Further, if we do obtain these licenses, the agreed terms may necessitate reevaluation of the potential commercialization of any one of our programs. Failing to obtain a license could result in litigation. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

We may be subject to litigation and infringement claims that may be costly, divert management’s attention, and materially harm our business.

Extensive litigation regarding patents and other intellectual property rights has been common in the genomics and biopharmaceutical industries. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain.

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

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical, biotechnology and diagnostic firms, not-for-profit entities and US and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. They may succeed in developing products or identifying genes and determining their functions earlier than we or our collaboration partners. They also may obtain patents and regulatory approvals for such products more rapidly than we or our collaboration partners, or develop products that are more effective than those developed by us or our collaboration partners. Any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify. Similarly, our products will face competition from other companies developing similar products as well as from companies developing other forms of treatment for the same conditions.

In addition, our technologies have undergone and are expected to continue to undergo rapid and significant change. Our competitors may make rapid technological developments, which may result in products or technologies becoming obsolete, before we can recover the expenses incurred. The introduction of less expensive or more effective drug discovery and development technologies may also make our products and services obsolete. We may not be able to make the necessary enhancements to our technology to compete successfully with newly emerging technologies.

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

We have no sales, marketing or distribution capability. For the foreseeable future, we intend to rely primarily on collaboration partners or licensees, if any, to market our products. These collaboration partners or other third parties may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships, we will be required to market our products directly and we will have to develop our own marketing and sales force with the appropriate technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that we may depend on our collaboration partners or other third parties for marketing and distribution, any revenues we receive will depend upon the efforts of our collaboration partners or other third parties. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our collaboration partners or other third parties devote to our products.

The success of our potential products in preclinical studies does not guarantee that these results will be replicated in humans.

Although ARC183 and some of our other drug candidates have shown results in preclinical studies, these results may not be replicated in our clinical trials with humans. Human clinical results could be different from our expectations following our preclinical studies. Consequently, there is no assurance that the results in our preclinical studies are predictive of the results that we will see in our clinical trials with humans or that they are predictive of whether the resulting products will be safe and effective in humans. ARC183 and our other drug candidates may have undesirable and unintended side effects or other characteristics that may prevent or limit their use.

Our products may not be accepted in the marketplace, and we may not be able to generate significant revenue, if any.

Even if they are approved for marketing, our products may never achieve market acceptance among physicians, patients and the medical community. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the products;

•	convenience and ease of administration;

•	cost-effectiveness;

•	our products’ potential advantage over alternative treatment methods;

•	marketing and distribution support of our products; and

•	reimbursement policies of government and third-party payers.

Physicians, patients or the medical community in general may not accept and utilize any of the products that we alone, or in conjunction with our collaboration partners, develop. In practice, competitors may be more effective in marketing their drugs. The lack of such market acceptance would significantly harm our business, financial condition and results of operations.

We face uncertainty with respect to coverage, pricing, third-party reimbursements and health care reform.

Our ability to collect significant royalties from our products may depend on our ability, and the ability of our collaboration partners or customers, to obtain adequate levels of coverage for our products and reimbursement from third-party payers such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other health care related organizations.

Third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product or device has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. If third-party payers deny coverage or offer inadequate levels of reimbursement, we may not be able to market our products effectively. We also face the risk that we will have to offer our products at prices lower than anticipated as a result of the current trend in the United States towards managed health care through health maintenance organizations. Currently, third-party payers are increasingly challenging the prices charged for medical products and services. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of health care services and products. Legislative proposals to reform health care or reduce government insurance programs could also adversely affect prices of our products. The cost containment measures that health care providers are instituting and the results of potential health care reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

Because we have not yet commercialized any of our drug candidates, our ability to commercialize products is unproven.

We have not yet commercialized any of our in-licensed therapeutic products. We have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. Moreover, with respect to biopharmaceutical products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such determination process constitutes the first step in developing commercial products. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing of our recombinant proteins under preclinical development, yet we may not be able to produce sufficient proteins for preclinical studies. A commercially viable product may never be developed from our gene discoveries.

Our development of products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	the product may be difficult to manufacture on a large scale, or may not be economically feasible to market;

•	competitors may have or develop a superior product; or

•	third-party patents may preclude us from marketing a product.

Our internally developed biopharmaceutical development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates from our own portfolio have advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

Under our Kirin collaboration arrangement, Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. Under our collaboration arrangement with Deltagen, we share responsibility for development of a product. Under our collaboration with Archemix, Archemix leads development until Phase 2 clinical trials are reached, and thereafter, a joint steering committee will designate one party to lead development until commercialization. Deltagen has filed a petition for Chapter 11 bankruptcy protection and we will not be continuing our collaboration arrangement. With respect to these arrangements, we run the risk that Kirin or Archemix may not pursue clinical development in a timely or effective manner.

If a product receives approval from the FDA to enter clinical trials, Phases 1, 2 and 3 of those trials typically include multi-phase, multi-center clinical studies to determine the product’s safety and efficacy prior to marketing. We cannot predict the number or extent of clinical trials that will be required to obtain regulatory approval or the length of the period of mandatory patient follow-up that will be imposed. Assuming clinical trials of any product are successful and other data appear satisfactory to us, we or our applicable collaboration partner will submit an application to the FDA and appropriate regulatory bodies in other countries to seek permission to market the product. Typically, the review process at the FDA is not predictable and can take up to several years. Any regulatory approvals that we or our collaboration partners receive for our product candidates may also be subject to limitations on the intended uses for which the product candidates may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approved of our or our collaboration partners’ product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the products will be subject to extensive regulatory requirements.

In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to market successfully such products. If we do not develop a commercially viable product, then we would suffer significant harm to our business, financial condition and operating results.

Our subsidiary Callida may not be able to raise third-party financing.

In October 2001, we formed Callida to develop and commercialize our sequencing-by-hybridization, or SBH, technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third-party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from biopharmaceutical projects. In March 2003, Callida reduced its number of employees from 25 to 7 in order to preserve cash. As of December 31, 2003, Callida and its subsidiary, N-Mer, Inc., had approximately $135,000 in cash and investments available for future operations.

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

Our research and development, production and service activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, patient tissue and blood samples. We, our collaborators and service providers are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we, our collaborators or service providers fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations.

In addition, our collaborators and service providers may be working with these types of hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

We are dependent on key personnel and we must attract and retain qualified employees and collaborators.

The success of our business is highly dependent on the principal members of our scientific and management staff, including our chairman and senior management team. The loss of the services of any such individual might seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as business development and clinical development. Retaining and training personnel with the requisite skills is challenging, and, if general economic conditions improve, is likely to become extremely competitive, particularly in the Silicon Valley area of California where our main office is located.

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. If we do not attract and retain qualified personnel and scientific collaborators, or if we experience turnover or difficulties recruiting new employees, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

We are subject to the risk of natural disasters and power blackouts.

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

In January 2003, we merged with Variagenics, and may merge with or acquire other companies in the future. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

Moreover, we have assumed the costs of defending against litigation claims asserted against Variagenics, and anytime we merge with or acquire another company, we will be exposed to similar costs. In addition, we may be exposed to a number of other risks in connection with future transactions, including:

•	we may experience unbudgeted expenses in attempting to complete the transaction and integration process and exposure to unknown liabilities of the merged or acquired business; and

•	our stock price may suffer if the former stockholders of the merged or acquired entity dispose of significant numbers of shares of our common stock that they receive in the transaction within a short period of time.

We cannot assure you that we will receive all of the anticipated benefits of any mergers or acquisitions, or that any of the risks described above will not occur. Our failure to receive anticipated benefits of, and our exposure to inherent risks in, any such merger or acquisition transaction could significantly harm our business, financial condition and operating results.

Variagenics has been named as a defendant in a class action suit and defending this litigation could hurt our business.

Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters also named in the lawsuit in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriters named in the lawsuit and preferred customers tying the allocation of initial public offering shares to agreements to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. Currently we are in the process of approving a settlement by and between the issuers that are defendants in the lawsuit, the insurers of those issuers, and the plaintiffs. We believe that any loss or settlement amount will not be material to our financial position or results of operation, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, we cannot assure you that this will be the case until a final settlement is executed and a failure to finalize a settlement could require us to pay substantial damages.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials, anticipated regulatory approval dates and time of product launch, which we sometimes refer to as milestones. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, the price of our shares could decline.

We have implemented anti-takeover provisions that may reduce the market price of our common stock.

Our by-laws provide that members of our board of directors serve staggered three-year terms. Our articles of incorporation provide that all stockholder action must be effected at a duly called meeting and not by a consent in writing. The by-laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our common stock. These provisions of our articles of incorporation and our by-laws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. These provisions may also discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

On June 5, 1998, our board of directors adopted a rights plan and declared a dividend with respect to each share of our common stock then outstanding. This dividend took the form of a right, which entitles the holders to purchase one one-thousandth of a share of our Series B junior participating preferred stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of our common stock issued after June 15, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of our outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors.

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

If registration rights that we have previously granted are exercised, then our stock price may be negatively affected.

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of February 27, 2004, these registration rights covered approximately 1,781,716 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

Item 2.     Properties

We lease a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California, under a lease that expires June 30, 2005. We lease approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California, which is across the street from 670 Almanor. This lease expires on June 30, 2005, and has a five-year renewal option, which, if exercised, would extend the lease to June 30, 2010. We also lease approximately 140,000 square feet of space at 985 Almanor Avenue in Sunnyvale, California, adjacent to our current operating facilities. The lease on this new space extends through May 2011.

In June 2000, we entered into an eleven-year lease agreement with AMB Property Corporation (AMB) for an additional approximately 59,000 square feet of space at 225, 249 and 257 Humboldt Court in Sunnyvale, California, approximately one mile from our current operating facilities. On October 25, 2002, we entered into agreements with AMB that terminated this lease and granted us a six-month option to purchase these properties for a purchase price of $15.3 million. On May 9, 2003 we amended the lease termination agreement and terminated the option agreement.

Item 3.     Legal Proceeding

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

On July 16, 2003, the Nuvelo Board approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the Nasdaq Stock Market on August 8, 1997 as Hyseq, Inc. (HYSQ), and is currently traded under the symbol “NUVOD” as a result of a 1 for 3 reverse stock split as approved by our shareholders at the annual meeting on June 19, 2003 which was implemented on February 23, 2004. We anticipate trading under the symbol “NUVO” after March 19, 2004. The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as reported by the Nasdaq Stock Market, under the symbol, NUVO:

	Post-split		Pre-split
	High	Low	High	Low
Year ended December 31, 2002
First quarter	$27.00	$15.96	$9.00	$5.32
Second quarter	15.99	5.10	5.33	1.70
Third quarter	8.52	4.50	2.84	1.35
Fourth quarter	5.70	2.55	1.90	0.85

Year ended December 31, 2003
First quarter	$4.47	$1.92	$1.49	$0.64
Second quarter	8.16	2.58	2.72	0.86
Third quarter	12.03	5.28	4.01	1.76
Fourth quarter	12.66	7.47	4.22	2.49

As of January 31, 2004, there were approximately 275 stockholders of record of our common stock. We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Certain Information With Respect to Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2004 Annual Meeting of Stockholders.

Item 6.     Selected Consolidated Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$2,290	$26,433	$24,590	$15,604	$6,397
Loss before minority interest	(50,187)	(45,090)	(36,765)	(22,253)	(18,547)
Loss attributable to minority interest		112	293	—	—
Net loss	(50,187)	(44,978)	(36,472)	(22,253)	(18,547)
Basic and diluted net loss per share	(2.37)	(6.24)	(6.78)	(4.95)	(4.29)
Weighted average shares used in computing basic and diluted net loss per share	21,054	7,220	5,386	4,483	4,335

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$25,772	$(20,728)	$(1,717)	$(2,577)	$22,077
Total assets	57,809	27,072	39,904	21,288	45,364
Long-term capital lease and loan obligations	13,612	2,242	4,734	7,101	7,311
Note payable	6,600	4,000	4,000	—	—
Other non-current liabilities	—	—	125	—	—
Minority interest	—	—	112	—	—
Accumulated Deficit	(203,559)	(153,372)	(108,394)	(71,922)	(49,669)
Total Stockholders Equity (Deficit)	22,701	(4,564)	15,421	8,362	29,222

Two factors affecting the comparability of information between 2002 and 2003 was our merger with Variagenics, Inc. on January 31, 2003, in which approximately 13.2 million shares of common stock was issued to Variagenics shareholders for an approximate net purchase price of $48.6 million. In addition, in October 2003 an aggregate of approximately 3.8 million shares of common stock were sold in an underwritten public offering for net proceeds of approximately $26.3 million.

A factor affecting the comparability of information between 2001 and 2002 was our private placement offering in April of 2002, in which an aggregate of approximately 1.2 million shares of common stock and warrants to purchase an aggregate of approximately 0.3 million shares of common stock were sold for net proceeds of approximately $14.3 million.

A factor affecting the comparability of information between 2000 and 2001 was our private placement offering in August 2001, in which an aggregate approximately of 1.0 million shares of common stock and warrants to purchase an aggregate of approximately 0.5 million shares of common stock were sold for net proceeds of approximately $20.7 million, and the conversion of our loan from our Chairman’s first line of credit into approximately 0.75 million shares of common stock.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have included or incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K, and from time to time our management may make statements that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Our actual results and performance could differ materially from those projected in the forward-

looking statements as a result of many factors discussed in this Annual Report, including those set forth in this Item 7 as well as under “Item 1. Business,” including “Risk Factors.”

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

Accounting for Goodwill

We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) of the Financial Accounting Standards Board (“FASB”) upon the completion of the merger with Variagenics in the current year. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, we compare the fair value of the reporting unit with its carrying value. The estimated fair value is computed using the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. Additionally, we determined that our reporting units are the same as the operating segments as there is no discrete financial information available, and segment management does not review the operating results of components of any operating segment separately.

If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed using the second step. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of assets over the fair value of liabilities is the implied value of goodwill, which is used to determine the impairment amount.

We have designated the beginning of the fourth quarter as the annual impairment testing date for our goodwill. Upon completion of the merger with Variagenics, we obtained an independent valuation for Variagenics’ property, plant and equipment, and its intellectual property and internally determined the fair value of its other assets and liabilities.

Impairment of Long-Lived Assets

Periodically, we determine whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on its financial condition and results of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, which entered two Phase 2 trials in the first half of 2003, rNAPc2, which is currently in a Phase 2a clinical trial, and ARC183, with an IND anticipated to be filed in mid-2004 .

We will leverage our proprietary gene collection and opportunistic in-licensing and partnering strategy to build upon our pipeline of attractive therapeutic candidates. We also intend to out-license or partner our immunotherapeutics portfolio and monetize non-core assets including our microarray business, pharmacogenomic technology and molecular diagnostic programs, to further support our biopharmaceutical development programs. Our focus is on building a successful biopharmaceutical business. This strategic initiative reflects our commitment to creating a valuable product-focused company that leverages our drug discovery and development expertise. To execute on this strategy, we will align our assets and resources and efficiently manage our finances to provide our key development programs with the greatest chance of success.

Alfimeprase, our lead development program, successfully completed its Phase 1 trial in the first quarter, 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase, and was completed in twenty patients across seven centers in the United States. The results show that alfimephase was safe and well-tolerated. There were no drug related adverse events. In addition, we filed an IND application for a second indication in catheter occlusion. We initiated two Phase 2 programs with alfimeprase in the first half of 2003 in both PAO and catheter occlusion. On September 25, 2003, we announced successful completion of a planned interim analysis of our Phase 2 trial with alfimeprase for the potential treatment of PAO. This interim analysis was conducted on data from the first 36 patients enrolled in the trial. Following review of the patient data, the Data Safety and Monitoring Board (DSMB) and the Trial Steering Committee recommended that we continue to move forward with the trial in three doses. At an investigator meeting following the interim analysis, it was recommended that we concentrate on the two highest doses of alfimeprase. This change will result in 115 patients being treated. Based on the current rate of enrollment, we project completing enrollment of the Phase 2 PAO trial in March or April of 2004. If we successfully complete the Phase 2 trial and discussions with the FDA regarding the design of our planned Phase 3 trial, we expect to begin a Phase 3 PAO trial in the second half of 2004. Our second medical indication, catheter occlusion, is currently in a Phase 2 multi-center, double-blind, randomized study in patients with occluded catheters comparing three doses of alfimeprase against the approved dose of Cathflo Activase. We expect to treat approximately 100 patients in this trial. We have recently increased the number of sites participating in the trial and, as a result, we have seen increased enrollment over the past few months. We project completing an interim analysis on the first 48 patients in March or April of 2004.

On January 12, 2004, we entered into a worldwide collaboration agreement with Archemix to develop and commercialize ARC183 for potential use in CABG surgery, PCI and other acute anticoagulant applications. We paid Archemix an upfront payment of $3.0 million and we will also pay a milestone payment upon initiation of the Phase 2 trial and a reimbursement of $1.0 million upon the designation of any backup compound. Under the terms of the agreement, Archemix will initially lead development and be responsible for all clinical development activities. As part of the transaction, we and Archemix will equally share all revenues and costs associated with the development and commercialization of ARC183 after we fund the first $4.0 million in research and development costs. We will have the option to lead commercialization efforts in which both companies may participate.

We anticipate that an Investigational New Drug (IND) application for ARC183 will be filed in mid-2004. If an IND is accepted by the Food and Drug Administration (FDA), we expect that Phase 1 clinical trials will begin in the second half of 2004.

On February 4, 2004, we entered into a worldwide licensing agreement with Dendreon for our second drug candidate, rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties resulting from its ability to block the Factor VIIa/Tissue Factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Under the terms of the agreement, we paid Dendreon an upfront payment of $4.0 million ($500,000 in cash and $3.5 million worth of Nuvelo common stock). In addition, we will pay to Dendreon milestone payments prior to and upon any commercialization, as well as royalties if and when we reach commercialization. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products. rNAPc2 is currently undergoing a Phase 2a double-blind, placebo controlled clinical trial for use in treating acute coronary syndromes (ACS), including unstable angina (UA) and non-ST segment elevation myocardial infarction (NSTEMI).

We have raised approximately $70.3 million, net of the underwriters’ fee of $4.5 million, from our recent sale of 5,750,000 shares of our common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, in a public offering at a price of $13.00 per share on March 8, 2004. We intend to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

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

Contract Revenues

Comparison of Years Ended December 31, 2003 and 2002.

Our contract revenues were $2.3 million for 2003 compared to $26.4 million for 2002. The decrease was primarily due to completion of our collaboration with BASF in January of 2003 resulting in a decrease of $21.9 million, and completion of the recognition of deferred license revenues received from Affymetrix upon the creation of our subsidiary, Callida, in October 2001, resulting in a decrease of $2.2 million.

Revenues earned during 2003 by Nuvelo were $1.0 million compared with $25.6 million for 2002. Revenues earned during 2003 by Callida were $1.3 million compared with $0.9 million for 2002.

Revenues recognized under our gene screening services agreement with BASF were $40,000 for 2003 compared to $21.9 million for 2002. During the second quarter of 2002 we announced an agreement with BASF to accelerate the completion of our existing three-and-a-half year collaboration by six months to approximately

January 31, 2003, resulting in significant cost savings for both parties, thereby strengthening our biopharmaceutical focus and financial position. By December 31, 2002 our performance under this $60.0 million gene discovery services agreement was substantially complete.

Revenues recognized in 2003 under our agreement with Affymetrix consist of $0.5 million related to recognition of deferred revenues from the $4.0 million license payment received from Affymetrix as part of the October 2001 settlement of all our outstanding litigation with Affymetrix and simultaneous creation of Callida, in which Affymetrix holds a minority ownership. During 2002, $2.7 million of this license payment was recognized as revenue.

Revenues recognized in 2003 also included $1.0 million for research funding received from the National Institute of Standards and Technology’s Advanced Technology Program compared to $0.4 million in 2002. The research grant awards Callida Genomics $3.2 million over three-and-a-half years, commencing September 2002. In addition, Callida received two new grants from the National Institute of Health in late 2003 resulting in revenue of $0.3 million. The combined funding of these 2 grants totals $3.0 million, which covers research operation through February 2006.

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

Comparison of Years Ended December 31, 2002 and 2001.

Our contract revenues were $26.4 million for 2002 compared to $24.6 million for 2001. The increase was primarily due to recognition of deferred license revenues received from Affymetrix upon the creation of our subsidiary, Callida, in October 2001.

Revenues earned during 2002 by Nuvelo were $25.5 million compared with $24.6 million for 2001. Revenues earned during 2002 by Callida were $0.9 million, prior to which time Callida did not exist as a separate reportable business segment.

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

Revenues recognized in 2002 under our agreement with Affymetrix consist of $2.7 million of deferred revenues recognized from the $4.0 million license payment received from Affymetrix as part of the October 2001 settlement of all our outstanding litigation with Affymetrix and simultaneous creation of Callida, in which Affymetrix holds a minority ownership. During 2001, $0.8 million of this license payment was recognized as revenue. As of December 31, 2002, $0.5 million of this funding remained as deferred revenue.

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

Operating Expenses

Comparison of Years Ended December 31, 2003 and 2002.

Our total operating expenses, consisting of research and development expenses, general and administrative expenses, restructuring costs, and loss on sale of assets decreased by $18.9 million to $51.5 million for 2003 compared to $70.4 million for 2002.

For 2003, Nuvelo’s total research and development expenses decreased by $17.1 million to $33.1 million compared to $50.2 million for 2002. This decrease was primarily due to net savings of $15.0 million of research and personnel costs as a result of the early completion of our agricultural gene screening services agreement with BASF in January 2003, total rent savings of $3.5 million realized from our early lease termination of the Humboldt Court facility executed in November 2002, and a general decrease of $1.5 million in depreciation expense due to significantly lower capital expenditures in 2003 in conjunction with fixed assets becoming fully depreciated in 2003. Decrease in research and development expenses was partially offset by additional expense of $2.7 million from operation at Cambridge, Massachusetts, in connection with the Variagenics merger completed on January 31, 2003. We, subsequently, shut down Variagenics’ research operation at the end of the third quarter.

Research and development costs were virtually flat for Callida with a slight increase of $0.1 million in 2003.

Our total general and administrative expenses decreased $0.9 million to $17.2 million in 2003 compared to $18.1 million in 2002. The decrease in general and administrative expenses during 2003 was primarily due to cost savings of $3.5 million by Nuvelo and Callida from a decrease in average headcount from 41 employees in 2002 to 32 employees in 2003 and decreased rent expense as a result of Humboldt’s lease termination, offset by an increase of $3.6 million from Variagenics’ general and administrative costs before it was completely shut down toward the end of 2003.

Loss on sale of assets increased by $1.2 million in 2003 primarily due to writing off the Humboldt leasehold improvements in connection with our decision of not exercising our purchase option in April 2003 subsequent to Humboldt’s early lease termination executed in November 2002.

There was no restructuring cost in 2003, compared to restructuring cost of $2.1 million in 2002 for the severance costs related to headcount reduction in connection with the early completion of our BASF collaboration and Variagenics merger.

We expect operating expenses to increase during 2004 as we continue to dedicate our resources to advance ongoing alfimeprase clinical trials as well as increasing our pipeline with attractive therapeutic candidates that complement our ongoing development programs while prosecuting and enforcing our intellectual property rights. We also intend to out-license or partner our immunotherapeutics portfolio and monetize all non-core assets including Callida’s microarray to further support our biopharmaceutical development programs.

Comparison of Years Ended December 31, 2002 and 2001.

Our total operating expenses, consisting of research and development expenses, general and administrative expenses and restructuring costs increased by $9.6 million to $70.4 million for 2002 compared to $60.8 million for 2001.

During the quarter ended December 31, 2002, we recorded a restructuring charge of $1.5 million for severance costs in connection with our anticipated merger with Variagenics. The restructuring plan includes a reduction of approximately 50 employees from research, operations and administration in our Sunnyvale California headquarters. As we focus our Company on building a successful biopharmaceutical business we may incur costs associated with additional employee reductions in research, operations and administration.

During the quarter ended June 30, 2002, we recorded a restructuring charge of $0.6 million for severance costs due to our agreement to accelerate completion of our agricultural gene discovery collaboration with BASF. The strategic restructuring plan includes a reduction of approximately 76 employees from research, operations and administration.

Operating expenses incurred during 2002 by Nuvelo were $63.9 million compared with $60.8 million for 2001. Operating expenses incurred during 2002 by Callida were $6.4 million, prior to which time Callida did not exist as a separate reportable business segment.

For 2002, our research and development expenses increased by $3.7 million to $50.2 million compared to $46.5 million for 2001. This increase was primarily due to a $10.0 million non-cash charge for the fair value of warrants issued to Amgen, Inc. in the first quarter as we began our collaboration to develop and commercialize alfimeprase. Excluding this $10.0 million charge, research and development expenses decreased $6.3 million, principally as a result of savings in cost of scientific personnel and lab supplies of $5.4 million from our agreement to accelerate completion of gene screening services for BASF by approximately six months. We also received cost recoveries of $1.0 million and $0.8 million for shared research with Kirin and Intel, respectively. Offsetting these cost recoveries, costs of outside services related to the alfimeprase Phase 1 clinical trials increased by $1.3 million. Due to the acquisition of additional facilities for research and development, rent expense increased $2.9 million. In 2002, we paid $0.9 million lower fees to the University of California, San Francisco under our research collaboration which was concluded in 2002. In addition, in 2001 we wrote off $1.1 million of capitalized software costs.

During 2002, research and development expenses under our collaboration with BASF were $7.2 million compared with $9.1 million for 2001, when gene screening services were performed at slightly higher than contractual levels. During the second quarter of 2002, we announced an agreement with BASF to accelerate the completion of the existing three and a half year collaboration by six months, to approximately January 31, 2003, resulting in significant cost savings for both parties.

Research and development expense during 2002 for our alfimeprase Phase 1 clinical studies was $3.7 million following in-licensing of alfimeprase from Amgen Inc. in the first quarter of the year, including $1.3 million for outside consultants and subcontracted clinical trial costs.

Our general and administrative expenses increased $4.6 million to $18.1 million in 2002 compared to $13.5 million in 2001. This increase was primarily due to $6.1 million in expenses incurred in connection with our early lease termination with an option to buy the underlying real properties as part of our ongoing strategy to manage our long-term costs. Termination of this lease resulted in a reduction of future rental commitments under operating leases of approximately $33.0 million, with an average reduction of $3.7 million per year. Excluding this early lease termination expense, general and administrative costs decreased $1.5 million from the previous year, due in part to lower legal expenses from bringing outside patent work in-house.

Interest Income and Expense, Net

Comparison of Years Ended December 31, 2003 and 2002.

Our interest income and expense, net decreased by $0.2 million to $1 million for 2003 compared to $1.2 million for 2002. The net decrease is a result of the increase in interest income resulted from higher average cash and investment balances due to our merger with Variagenics and a public offering completed in October 2003, which is partially offset by increased interest expense from financing from the line of credit from our Chairman and increased amortization of premium/discount related to our investment balances and additional capital leases assumed from merger.

Comparison of Years Ended December 31, 2002 and 2001.

Our net interest expense increased by $0.6 million to $1.2 million for 2002 compared to $0.6 million for 2001. The increase in interest expense resulted from additional financing activities from the line of credit from our Chairman and loan from Affymetrix, and from lower interest income based on lower average cash and investment balances and interest rates.

Net Loss

Since our inception, we have incurred net losses, and as of December 31, 2003, we had an accumulated deficit of $203.6 million. During 2003, we incurred a net loss of $50.2 million as compared to a $45.0 million net loss in 2002 and a net loss of $36.5 million in 2001. We expect to continue to incur significant net losses, which may increase substantially as we pursue research and development of our drug candidates and other operations, and prosecute and enforce our intellectual property rights.

Net losses incurred during 2003 by Nuvelo Inc. were $46.2 million compared with $39.4 million for 2002. Net losses incurred during 2003 by Callida were $4.0 million compared with $5.6 million for 2002.

Liquidity and Capital Resources

Our primary source of liquidity is cash from financing and investing activities. We generated cash of $27.6 million and $22.8 million from financing activities in 2003 and 2002, respectively. We generated cash of $28.4 million in 2003 and used cash of $2.0 million in 2002 from investing activities.

Dr. Rathmann has been an important source of liquidity for us in the past. In March 2001 we completely drew down a $20.0 million line of credit he provided us and repaid it with shares of our common stock. In August 2001, Dr. Rathmann provided us with a second $20.0 million line of credit of which we have drawn down $11.0 million to date. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of approximately $0.2 million. The accrued interest will be paid with the final payment in October 2007. The remaining $9.0 million under this line of credit has expired.

Dr. Rathmann guaranteed to a certain maximum amount and provided the collateral for our $4.0 million letter of credit under our 985 Almanor facility lease.

Collaboration receipts in 2003 by Nuvelo Inc. were $1.0 million compared with $22.2 million for 2002. Collaboration receipts by Callida Genomics were $1.3 million for both 2003 and 2002. Our collaboration receipts declined significantly in 2003 due to the termination of our BASF collaboration.

Our primary use of capital resources has been to fund operating activities and to acquire capital equipment and make leasehold improvements. We used cash of $45.1 million and $30.9 million for operating activities, and cash of $0.3 million and $2.1 million to acquire capital equipment and make leasehold improvements in 2003 and 2002, respectively. We expect operating expenses and capital expenditures to increase slightly during 2004 as compared to 2003 as we continue to see benefits from our 2003 cost cutting measures offset by increasing spending on our pipeline of clinical development drug candidates.

Cash and Cash Equivalents, Cash on Deposit, and Short-Term Investments

Comparison of Years Ended December 31, 2003 and 2002.    As of December 31, 2003, we had $34.2 million in cash, cash equivalents, and short-term investments. These amounts reflect a net increase of $32.0 million from the $2.2 million in cash and cash equivalents we had as of December 31, 2002. This increase resulted primarily from cash provided by our investing and financing activities in connection with our Variagenics merger and sale of common stock through an offering in October 2003.

Sources of Capital and Uses of Capital

All of our short-term investments in marketable securities have maturities of less than one year, and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist solely of corporate debt securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments. At December 31, 2003, we had $21.0 million in short-term investments. In addition to our recent financing activity where we raised total net proceeds of $70.3 million through a public offering completed on March 8, 2004, we plan to continue to raise funds through additional public and/or private offerings in the future to support our operations before we are ready to market our drug candidates.

We expect research and development costs for our alfimeprase clinical studies to increase, as Phase 2 clinical studies end in the first half of the year and we move into pivotal Phase 3 clinical studies in the second half of 2004. In addition, our clinical development costs will increase in 2004 as we move forward our newest drug candidates rNAPc2, licensed from Dendreon in February 2004, and our collaboration with Archemix signed in January 2004 to develop ARC183. It is not unusual for the clinical development of these types of products to take in excess of 5 years and to cost well in excess of $100 million. The time and cost of completing the clinical development of any product candidate will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, the Company is unable to estimate the length of time or the costs that will be required to complete the development of this product candidate.

On October 25, 2002, we terminated our eleven-year lease agreements of buildings at 225, 249 and 257 Humboldt Court, Sunnyvale, California (originally entered into June 23, 2000) and received a six-month option to purchase these properties for a purchase price of $15.3 million. These termination agreements provided for: the retroactive termination of the leases, effective as of October 1, 2002; payment of a $5.4 million termination fee (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit); payment of $4.5 million ($1.7 million was cash, $2.6 million was in the form of a six-month interest free promissory note guaranteed by Company’s Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 was in the form of warrants issued to the landlord) for the option to purchase the buildings, which payment was creditable against the purchase price of the buildings if the option was ultimately exercised; and payment of $95,000 per month, commencing November 1, 2002 and ending upon the earlier of exercise of the purchase option or April 30, 2003, as additional consideration for the purchase option. We paid the entire lease termination and option fees on November 1, 2002. If we chose not to exercise the purchase option or failed to pay any installment of the additional option consideration, the $2.6 million Option Note would become due and payable immediately, the purchase option would terminate and we would recognize a lease termination expense for the $2.6 million Option Note. On May 9, 2003, we amended the lease termination agreement and terminated the option agreement. As part of this amendment to the termination agreements, we amended Dr. Rathmann’s promissory note such that the balance of $2.6 million guaranteed by Dr. Rathmann will be due and payable on May 1, 2005. Interest will accrue on the balance at an annual rate of 8.0%, and we will pay the accrued interest of approximately $17,000 on a monthly basis. In addition, under the amendment, we provided to the landlord a warrant to purchase 66,666 shares of our common stock.

Termination of the original lease resulted in a reduction of future rental commitments under operating leases of approximately $33 million, with an average reduction of $3.7 million per year. Since we chose not to exercise this purchase option in May 2003, we immediately recognized additional lease termination expense of $3.5 million which consisted of the $2.6 million Option Note and the fair value, at the date of the grant, of the warrants issued to the landlord to purchase 66,666 shares of Nuvelo’s common stock.

In August 2002 we amended our lease on the property at 985 Almanor Ave. The amendment provides for a rent deferral of approximately $4.9 million over the next three years, retroactive to June 1, 2002. The deferred rent liability will be forgiven if we complete our planned building improvements, which are budgeted for at least $7.0 million, by September 30, 2005. Otherwise we will be required to repay the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of $0.1 million. Other terms of the amendment include extending the term of our existing $4 million letter of credit until the end of the lease term, and early reinstatement of the original rental rates if we raise $75 million in cash as a result of a single public or private offering, with the amount of rent deferred up to that date coming due immediately. In addition, Dr. Rathmann agreed to continue his existing $1.5 million guarantee of our obligations under the lease for three years. On October 21, 2003, we entered into a second amendment with our landlord, The Irvine Company. The amendment provides for a rent deferral of approximately $2.9 million and rent savings of $200,000. In order to receive this rent deferral, we pre-paid approximately $2.7 million of its base rental payments on October 22, 2003 to cover the 9 month period beginning October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent will be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and $200,000 savings. The deferral amount will be repaid on May 30, 2011. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of $79,975 commencing on June 1, 2011 if the lease term is extended for at least 36 months and early reinstatement of the original rental rates if we successfully raise $75 million in a single public or private equity offering, with the amount of rent deferred up to that date coming due immediately.

Until we complete the building improvements, we will record a deferred rent liability recalculated on a straight-line basis for the remainder of the lease term beginning on the amendment date of October 21, 2003, including the additional rent payments of $0.1 million in the calculation. If we complete the building improvements and receive the rental credits, we will again recalculate on a straight-line basis the rental payments over the remaining term of the lease, including the rental credits.

In August 2001, we received a commitment from our Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. A promissory note issued pursuant to the line of credit may be repaid by converting into shares of our common stock at any time upon the agreement of us and the Chairman at a price based upon the average price of our common stock over the 20-day period prior to the conversion or, if in connection with an equity financing, at the offering price. On August 5, 2003, with Dr. George Rathmann, we entered into a second amendment of the Amended and Restated Line of Credit Agreement to extend the expiration date set forth in the agreement to September 5, 2003. A subsequent waiver was granted to us by Dr. Rathmann to waive any and all rights to receive payment from the Company before November 5, 2003. On November 5, 2003, the parties agreed that the Company would begin repayment of the outstanding principal of $11.0 million in 48 equal monthly installments of $229,167 beginning November 6, 2003 and ending October 6, 2007. A final payment of accrued interest will be made on October 6, 2007. The remaining $9.0 million available under the $20.0 million line of credit has expired. All other terms of the line of credit agreement remain in effect. Our Chairman guaranteed to a certain maximum amount and provided the collateral for our $4.0 million letter of credit under a lease, and guaranteed our $2.6 million promissory note under it’s real estate terminated option agreement.

In October 2003, we completed a public offering of approximately 3.8 million newly issued shares of common stock at $7.35 per share for aggregate proceeds of approximately $26.3 million net of offering expenses. We may seek to raise funds through additional public offerings in the future but cannot guarantee that we will be successful.

We have $0.5 million in restricted cash on deposit as security for a $0.5 million letter of credit in conjunction with the 675 Almanor lease. Provided that no event of default under the lease occurs, the letter of credit and the cash collateralizing it will be reduced by $0.4 million in July 2004. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the cash and receive the interest earned thereon.

Our liquidity and capital resources also improved as we received additional net cash and cash equivalents of $25.7 million as a result of our merger with Variagenics on January 31, 2003.

Commitments and Contingencies

Our major outstanding contractual obligations relate to our facilities’ operating leases, line of credit, and notes payable. The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2004	2005	2006	2007	2009	2009 and Thereafter	Total
Contractual obligations:
Line of credit (b)	$2,750	$2,750	$2,750	$3,213	—	—	$11,463
Clinical trial manufacturing costs — Amgen	—	5,552	—	—	—	—	5,552
Operating leases	3,437	5,693	7,260	7,479	7,707	18,909	50,485
Capital leases (a)	2,196	1,010	105	14	—	—	3,325
Note payable — AMB (a) (c)	204	2,668	—	—	—	—	2,872
Note payable — Affymetrix (d)	—	—	5,500	—	—	—	5,500

Total contractual obligations	$8,587	$17,673	$15,615	$10,706	$7,707	$18,909	$79,197

(a)	Includes interest payments.

(b)	Interest is accrued at a variable rate based on current Prime rate + 1%; all interest is due when the line of credit is completely paid off on October 6, 2007; including accrued interest of $921,000 accumulated through 12/31/03 in the last monthly payment of 2007.

(c)	Guaranteed by Nuvelo’s Chairman, Dr. Rathmann; including monthly interest payment of $17,000 (at fixed annual interest rate of 8.0%)

(d)	Fixed interest of 7.5% per annum is accrued and due upon complete paydown of the loan in October 2006; in lieu of cash repayment of this loan, Nuvelo has the right, at any time, to exchange the note in whole or in part into such number of shares of its common stock (based on a price per share equal to 90% of the ten day trailing average price) equal to the aggregate amount of principal and interest to be exchanged.

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

Market Rate Risk

We have exposure to changes in interest rates on our cash equivalents, which are held primarily in money market accounts, mutual fund and corporate debt securities that earn interest at variable rates. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. The recorded carrying amounts of our cash equivalents approximate fair value due to their short-term maturities.

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

Changes in interest rates do not affect interest income on our short term investments as they are maintained in corporate debt securities with fixed rates and original maturities of less than 364 days.

Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest.

Changes in interest rates do not affect our notes payable as they bear fixed rates of interest.

The table below presents the amounts and related interest rates of our cash equivalents, restricted cash, lease obligations, line of credit, and notes payable at December 31, 2003 and 2002:

	2003 Average Rate	2003 Carrying Amount	2002 Average Rate	2002 Carrying Amount
	(In thousands)		(In thousands)
Cash equivalents	0.61%	$13,141	0.88%	$2,225
Short Term Investments	1.66%	$21,048	N/A	$—
Restricted cash	1.02%	$501	2.17%	$1,106
Lease obligation	10.59%	$3,070	11.81%	$2,243
Line of credit	5.10%	$10,542	5.68%	$10,000
Notes payable	7.67%	$6,600	7.50%	$4,000

Item 8.     Financial Statements and Supplementary Data

Nuvelo, Inc.’s financial statements and notes thereto appear on pages 43 to 64 of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated balance sheets of Nuvelo, Inc. (formerly Hyseq, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvelo, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Francisco, California

February 2, 2004, except as to Note 2, which is as of February 23, 2004.

NUVELO, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
	(In thousands, except share information)
ASSETS
Cash and cash equivalents	$13,141	$2,225
Short-term investments	21,048	—
Accounts receivable	100	632
Prepaid clinical trial costs	4,026	—
Contract revenue receivable	241	1,919
Other current assets	1,301	1,106

Total current assets	39,857	5,882
Restricted cash	501	1,106
Equipment, leasehold improvements and capitalized software, net	9,955	15,142
Purchase option deposit	—	2,800
Goodwill	4,671	—
Patents, licenses and other assets, net	2,825	2,142

Total assets	$57,809	$27,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,712	$2,235
Accrued professional fees	494	1,240
Accrued license fee	—	1,775
Accrued restructuring costs	—	1,600
Line of credit	—	10,000
Note payable	—	2,600
Deferred rent	4,597	3,838
Deferred revenue	—	525
Accrued interest	1,560	704
Current portion of capital lease and loan obligations	4,741	1,216
Other current liabilities	981	877

Total current liabilities	14,085	26,610
Noncurrent portion of line of credit	7,792	—
Other noncurrent liabilities – clinical trial manufacturing costs	5,552	—
Noncurrent portion of capital lease and loan obligations	1,079	1,026
Note Payable	6,600	4,000

Total liabilities	35,108	31,636

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 25,621,235 and 7,700,219 issued and outstanding as of December 31, 2003 and 2002, respectively	26	8
Additional paid-in capital	226,279	148,806
Deferred stock compensation	(30)	(6)
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(203,559)	(153,372)

Total stockholders’ equity (deficit)	22,701	(4,564)

Total liabilities and stockholders’ equity	$57,809	$27,072

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Contract revenues	$2,290	$26,433	$24,590

Operating expenses:
Research and development	33,084	50,157	46,506
General and administrative	17,223	18,108	13,452
Restructuring	—	2,067	825
Loss on sale of assets	1,225	36	—

Total operating expenses	51,532	70,368	60,783

Loss from operations	(49,242)	(43,935)	(36,193)
Interest and other income	747	87	319
Interest expense	(1,692)	(1,242)	(891)

Loss before minority interest	(50,187)	(45,090)	(36,765)
Loss attributable to minority interest	—	112	293

Net loss	$(50,187)	$(44,978)	$(36,472)

Basic and diluted net loss per share	$(2.37)	$(6.24)	$(6.78)

Weighted average shares used in computing basic and diluted net loss per share	21,054	7,220	5,386

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Other Compre- hensive Loss	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficit)	Compre- hensive Loss
	Shares	Amount
Balance at December 31, 2000	4,574	$5	$80,287	$(8)	$—	$(71,922)	$8,362	—
Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	47	—	848	—	—	—	848	—
Compensation expense related to change in stock option vesting	—	—	30	—	—	—	30	—
Issuance of common stock upon cash exercise of warrants	55	—	574	—	—	—	574	—
Issuance of common stock through private placement in August, 2001, net of issuance cost of $548	1,013	1	20,736	—	—	—	20,737	—
Conversion of line of credit into common stock	746	1	19,999	—	—	—	20,000	—
Gain on sale of 10% interest in Callida	—	—	1,308	—	—	—	1,308	—
Deferred compensation related to SAB option grants	—	—	79	(79)	—	—	—	—
Amortization of deferred compensation	—	—	—	34	—	—	34	—
Net loss						(36,472)	(36,472)	(36,472)

Balance at December 31, 2001	6,435	$7	$123,861	$(53)	$—	$(108,394)	$15,421	(36,472)

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	73	—	511	—	—	—	511	—
Warrants issued	—	—	10,200	—	—	—	10,200	—
Issuance of common stock through private placement in April, 2002, net of issuance cost of $751	1,192	1	14,266	—	—	—	14,267	—
Stock option market value adjustment of deferred compensation	—	—	(32)	32	—	—	—	—
Amortization of deferred compensation	—	—	—	15	—	—	15	—
Net loss						(44,978)	(44,978)	(44,978)

Balance at December 31, 2002	7,700	$8	$148,806	$(6)	$—	$(153,372)	$(4,564)	$(44,978)

Issuance of common stock upon exercise of stock options and under Employee Stock Purchase Plan	700	1	1,524	—	—	—	1,525	—
Issuance of common stock in connection with Variagenics merger	13,262	13	48,755	—	—	—	48,768	—
Warrants issued	—	—	192	—	—	—	192	—
Issuance of common stock upon cashless exercise of warrants	126	—	—	—	—	—	—	—
Issuance of common stock through a public offering in October, 2003, net of issuance cost of $1,846	3,833	4	26,326	—	—	—	26,330	—
Compensation expense related to modification of stock option vesting	—	—	415	—	—	—	415	—
Deferred compensation in connection with Variagenics merger	—	—	322	(160)	—	—	162	—
Stock option market value adjustment of deferred compensation	—	—	(61)	61	—	—	—	—
Amortization of deferred compensation	—	—	—	75	—	—	75	—
Unrealized loss on short-term investments	—	—	—	—	(15)	—	(15)	(15)
Net loss						(50,187)	(50,187)	(50,187)

Balance at December 31, 2003	25,621	$26	$226,279	$(30)	$(15)	$(203,559)	$(22,701)	$(50,202)

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(50,187)	$(44,978)	$(36,472)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,529	6,247	5,070
Loss attributable to minority interest	—	(112)	(293)
Non-cash stock compensation expense	490	15	64
Non-cash change in deferred revenue	(565)	(25,054)	(24,195)
Non-cash research and development expense	—	10,000	—
Loss on disposal of assets	1,225	36	—
Loss on impairment of capitalized software	—	—	1,087
Other non-cash items	192	—	238
Changes in operating assets and liabilities:
Accounts receivable	532	(579)	(31)
Prepaid rent	—	—	334
Contract revenue receivable	1,678	882	(1,037)
Other current assets	650	213	(310)
Other non-current assets	2,010	(2,389)	(542)
Deferred revenue	40	21,877	26,099
Accounts payable	(1,136)	(975)	1,231
Accrued professional fees	(746)	312	95
Accrued bonus	—	(1,833)	1,833
Accrued license fee	(1,775)	(725)	2,500
Deferred rent	759	2,230	1,377
Other current liabilities	(3,762)	4,050	747
Other non-current liabilities	—	(125)	125

Net cash used in operating activities	(45,066)	(30,908)	(22,080)

Cash flows from investing activities:
Purchases of property and equipment	(320)	(2,063)	(12,582)
Purchases of short-term investments	(20,227)	—	—
Maturities of short-term investments	22,480	—	—
Proceeds from sale of assets	745	62	—
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	25,715	—	—

Net cash provided by (used in) investing activities	28,393	(2,001)	(12,582)

Cash flows from financing activities:
Proceeds from financing arrangements and loans	—	—	4,000
Proceeds from release of cash on deposit	1,355	500	500
Payment on capital lease and loan obligations	(2,318)	(2,491)	(2,367)
Proceeds from line of credit	542	10,000	20,000
Proceeds from issuance of common stock (public offering), net	26,485	—	—
Proceeds from issuance of common stock (PIPE), net	—	14,263	20,737
Proceeds from issuance of common stock upon the exercise of options, warrants and Employee Stock Purchase Plan	1,525	533	1,422

Net cash provided by financing activities	27,589	22,805	44,292

Net increase (decrease) in cash	10,916	(10,104)	9,630
Cash and cash equivalents at beginning of year	2,225	12,329	2,699

Cash and cash equivalents at end of year	$13,141	$2,225	$12,329

Supplemental disclosures of cash flow information:
Interest paid	$535	$691	$739

Noncash investing and financing activities:
Cashless exercise of warrants	$1,208	$6	$—

Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$48,768	$—	$—

Sale of interest in subsidiary in exchange for intellectual property	$—	$—	$1,713

Conversion of line of credit to common stock	$—	$—	$20,000

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

The Company was established in August 1992 as an Illinois corporation and subsequently reincorporated as a Nevada corporation on November 12, 1993. On October 24, 2001 the Company began doing business as Hyseq Pharmaceuticals, Inc. The Company’s wholly owned subsidiary, Hyseq Diagnostics, Inc. is inactive. The Company’s prior wholly owned subsidiary, GeneSolutions Inc. was merged into the Company on January 8, 2002. The Company’s majority-owned subsidiary, Callida Genomics, Inc., was formed to carry out the Company’s business relating to sequencing-by-hybridization (SBH) technology. Callida Genomics’ wholly owned subsidiary, N-Mer, Inc., was formed to collaborate with Affymetrix, Inc (See Notes 8 and 12). The Company changed its name to Nuvelo, Inc. on January 31, 2003 upon the closing of a merger with Variagenics, Inc.

Nuvelo, Inc. is engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. Nuvelo’s lead product candidate, alfimeprase, is partnered with Amgen and is currently in two Phase 2 trials in two indications, peripheral arterial occlusion (PAO) and catheter occlusion. Adding to its emerging cardiovascular portfolio, Nuvelo recently announced a partnership with Archemix for the development and commercialization of thrombin inhibitor, ARC183, and a license agreement with Dendreon for worldwide rights to novel anticoagulant, rNAPc2 (See Note 13).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain prior period items have been reclassified to conform to the current year presentation. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in estimating prepaid clinical trial costs, other noncurrent liabilities — clinical trial manufacturing costs and in testing goodwill for impairment.

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

Liquidity

The Company’s primary source of liquidity is cash from financing and investing activities. The Company generated cash of $27.6 million and $22.8 million from financing activities in 2003 and 2002, respectively. The Company generated cash of $28.4 million in 2003 and used cash of $2.0 million in 2002 from investing activities.

The Company’s primary use of capital resources has been to fund operating activities and to acquire capital equipment and make leasehold improvements. The Company used cash of $45.1 million and $30.9 million for operating activities, and cash of $0.3 million and $2.1 million to acquire capital equipment and make leasehold improvements in 2003 and 2002, respectively.

The Company plans to continue to raise cash from its financing activities to fund its operation. In the event that the Company is unable to raise additional funds through financing activities, the Company will reduce its operating costs, reduce spending, and delay its research and development projects.

Cash and Cash Equivalents

Cash equivalents consist primarily of money market accounts, commercial paper and certificates of deposit with original maturities of three months or less. This is consistent with the Company’s policy to maintain high liquidity and ensure safety of principal.

Short-term investments

The Company classifies its investments as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.

The Company invests its excess cash in debt securities of corporations with strong ratings. The Company has established guidelines relative to diversification of its investments and their short-term maturities with the objective of maintaining safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. As of December 31, 2003, the Company’s short-term investments are stated at fair value of $21,048,000 with cost of $21,063,000, giving rise to gross unrealized losses of $15,000. In addition, the Company realized gains of $40,000 from the sale of short-term investments.

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

SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of its use of the acquired assets or its overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on its financial condition and results of operations.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) of the Financial Accounting Standards Board (“FASB”) upon the completion of the merger with Variagenics in the current year. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, the Company compares the fair value of a reporting unit with its carrying value. The estimated fair value is computed using the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. Additionally, the Company determined that the Company’s reporting units are the same as its operating segments as there is no discrete financial information available, and segment management does not review the operating results of components of any operating segment separately.

If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed using the second step. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of assets over the fair value of liabilities is the implied value of goodwill, which is used to determine the impairment amount.

The Company has designated the beginning of the fourth quarter as the annual impairment testing date for its goodwill. Upon completion of the merger with Variagenics, the Company obtained an independent valuation for Variagenics’ property, plant and equipment, and its intellectual property and internally determined the fair value of its other assets and liabilities.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of the Company’s debt instruments also approximates fair value as their fixed interest rates reflect current market lending rates based on lending rate offers for similar debt terms proposed by the Company’s current banking institution at December 31, 2003.

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

Revenues from collaborative agreements representing 10% or more of total revenue are as follows:

	Year Ended December 31,
	2003	2002	2001
Source:
Surromed, Inc.–National Institute of Standards & Technology — Advanced Technology Program	44%	*	*
Affymetrix	23%	10%	*
Celera Diagnostics	11%	*	*
BASF Plant Sciences GmbH	*	83%	91%
* less than 10%

Clinical Trial Manufacturing Expenses

The Company recognizes clinical trial manufacturing expense when manufacturing is completed and the clinical trial material is shipped from the manufacturing facility to the testing site. Prior to shipment from the clinical trial manufacturing facility, the Company reflects the manufacturing work in process as prepaid clinical trial costs on the Company’s balance sheet.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS No. 123 as amended by SFAS No. 148. Stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Company’s pro forma information follows (in thousands, except for per share information):

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(50,187)	$(44,978)	$(36,472)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	440	—	—
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(4,353)	(7,940)	(16,898)

Pro forma net loss	(54,100)	(52,918)	(53,370)

Basic and diluted net loss per share as reported	(2.37)	(6.24)	(6.78)
Pro forma basic and diluted net loss per share	(2.58)	(7.32)	(9.90)

Research and Development

Research and development costs are expensed to operations as incurred and include costs related to the Company’s collaborations. Research costs related to collaborations were approximately $9.0 million, $17.8 million and $13.0 million in 2003, 2002 and 2001, respectively.

Net Loss per Share

Basic and diluted net loss per share are presented in conformity with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

In October 2003, the Company completed its sale of 3,833,333 shares of its common stock at a price of $7.35 per share, resulting in proceeds of approximately $26.3 million, after deduction of fees and other expenses related to the transaction. All of the shares offered were under the Company’s currently effective shelf registration statement and were placed directly with unaffiliated institutional investors. These shares were included in the computed weighted average number of shares of common stock outstanding.

In 2003, 2002 and 2001, outstanding options and warrants of 4,567,501, 3,338,880, and 243,350, shares, respectively, (as determined using the treasury stock method) were not included in weighted average shares outstanding as they were antidilutive.

2.    Stock Split

On February 23, 2004, the Company implemented a one-for-three reverse stock split and reduced the number of outstanding shares of common stock accordingly. The reverse stock split was approved by the Company’s shareholders in June 2003 and was implemented at this time to facilitate a public offering of 5 million shares of common stock to be completed in the first quarter of 2004. Without initiating this reverse split, the Company would have had an insufficient number of authorized shares for the expected size of the anticipated public offering. On the effective date of February 23, 2004, each holder of record was deemed to hold one share of common stock for every three shares held immediately prior to the effective date. The Company made cash payments for fractional shares to holders who have a number of shares not divisible by three. The cash payment was based on the closing price for the common stock on February 20, 2004, the record date, and amounted to $4.50 per share.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001. As a result, the Company reduced the common stock in its Consolidated Balance Sheet as of the effective date by approximately $51,000 in 2003 and $15,000 in 2002, with a corresponding increase in the additional-paid-capital. All share and per-share amounts, with the exception of par value, have been retroactively adjusted for all periods presented to reflect the 1-for-3 reverse stock split. After giving effect to the reverse split, the Company will have approximately 26,000,000 shares outstanding. The number of shares authorized for issuance will remain at 100,000,000 shares.

3.    Merger with Variagenics, Inc.

On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics developed molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. Nuvelo and Variagenics merged because they believed the merger would benefit the stockholders of both companies by leveraging the companies’ assets and management to develop biotherapeutic, pharmacogenomic and molecular diagnostic products and accelerate revenue generation. As a result of the merger, Variagenics shareholders received 1.6451, on a pre-split basis, shares of Company stock in exchange for each Variagenics share, for a total of approximately 13.2 million Company shares, at an approximate purchase price of $48.6 million net of estimated transaction costs of $1.6 million.

Each employee stock option to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into an option to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, approximately 1.6 million options to purchase Nuvelo common stock were assumed, on an as converted basis. In addition, each warrant to purchase Variagenics common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into warrants to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, warrants to purchase approximately 0.7 million shares of Nuvelo common stock were assumed, on an as converted basis.

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

The purchase price of $50.2 million exceeded the fair value of the net assets acquired of $45.5 million resulting in goodwill of $4.7 million reported in the Nuvelo segment. The Company does evaluate its goodwill for impairment on an annual basis under the guidance of SFAS No. 142 “Goodwill and Other Intangible Assets.”

The Company has accounted for this merger under the purchase method of accounting for business combinations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” Unless otherwise indicated, the discussions in this report of the results of operations for the year ended December 31, 2003 and financial condition at December 31, 2003 include the results of operations of Variagenics commencing from February 1, 2003. The following unaudited pro forma financial information presents the combined results of the operations of Variagenics and the Company as if the merger had occurred on January 1, 2003 and 2002:

Year Ended December 31,

(Dollars in thousands, except per share amounts)

	2003	2002
Contract revenues	$2,329	$27,863
Net loss	(54,194)	(77,349)
Basic and diluted net loss per share	(2.58)	(3.81)

4.    Equipment, Leasehold Improvements and Capitalized Software

Equipment, leasehold improvements and capitalized software, net consist of the following (in thousands):

	December 31,
	2003	2002
Machinery, equipment and furniture	$9,391	$10,290
Computers and capitalized software	9,207	9,379
Leasehold improvements	11,363	13,341

	29,961	33,010
Less: accumulated depreciation	(20,006)	(17,868)

Equipment, leasehold improvements and capitalized software, net	$9,955	$15,142

Depreciation expense totaled $5.1 million, $5.8 million and $6.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Equipment and leasehold improvements at December 31, 2003 and 2002 include items under capital leases in the amount of $0.2 million and $0.5 million, respectively, and related accumulated depreciation of $0.1 million and $0.4 million at December 31, 2003 and 2002, respectively. These leases are secured by the equipment leased there under.

5.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive income or loss consists entirely of unrealized gains and losses on securities. The change in accumulated other comprehensive loss was $15,000, $0 and $0 in 2003, 2002 and 2001 respectively. This change consisted entirely of unrealized losses on securities.

6.    Patents, Licenses and Other Assets

Patents and Licenses

Patent costs are incurred in connection with obtaining certain patents and filing of related patent applications. As of December 31, 2003 and 2002, the gross carrying amount was $2,182,761, of which $1,713,000 related to the Affymetrix Inc. patent licensed at the inception of Callida Genomics. As of December 31, 2003 and 2002, accumulated amortization of patent costs was $1,204,205 and $748,322, of which $927,875 and $499,625 were related to Affymetrix’s patent, respectively.

Patent and license amortization expense was $455,883, $455,883, and $99,008 for the years ended December 31, 2003, 2002 and 2001, respectively. Patent amortization expense is recorded on a straight-line basis over the patent’s estimated useful life which approximates 17 years, except the Affymetrix patent which is estimated to have a useful life of 48 months. Annual amortization is estimated at $455,833 through 2005, and $27,633 per year thereafter until 2010.

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

7.    Capital Lease Obligations

The Company has financed equipment purchases through capital lease agreements. The capital lease obligations are to be repaid over terms of 36 to 60 months at interest rates ranging from 6.84% to 13.95% and are secured by the related equipment.

Future minimum payments under the capital lease agreements are as follows (in thousands):

Years Ending December 31:
2004	$2,196
2005	1,010
2006	105
2007	14

Total loan payments	3,325
Less: Amount representing interest	(255)

Present value of future loan payments	3,070
Less: Current portion	(1,991)

Noncurrent portion	$1,079

8.    Commitments and Contingencies

Operating Leases

The Company leases three facilities under operating lease agreements, two that expire in June 2005 and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis. Rent expense was approximately $8.0, $9.9 and $8.1 million for fiscal 2003, 2002 and 2001 respectively.

Minimum future rental commitments under non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

Minimum Rental Commitments
Year Ended December 31,
2004	$3,437
2005	5,693
2006	7,260
2007	7,479
2008	7,707
2009 and thereafter	18,909

$50,485

On October 25, 2002, the Company and its landlord, AMB Property Corporation, entered into agreements to terminate the Company’s eleven-year lease of three buildings (the leases originally entered into June 23, 2000) and to grant the Company a six-month option to purchase these properties for a purchase price of $15.3 million. These termination agreements provided for: the retroactive termination of the leases, effective as of October 1, 2002; payment of a $5.4 million termination fee (of which $3.1 million was already held by the landlord for prepaid rent and a security deposit); payment of $4.5 million ($1.7 million was cash, $2.6 million was in the form of a six-month interest free promissory note guaranteed by Company’s Chairman, Dr. George B. Rathmann (the “Option Note”), and approximately $200,000 was in the form of warrants issued to the landlord) for the option to purchase the buildings, which payment was creditable against the purchase price of the buildings if the option was ultimately exercised; and payment of $95,000 per month, commencing November 1, 2002 and ending upon the earlier of exercise of the purchase option or April 30, 2003, as additional consideration for the purchase option. The Company paid the entire lease termination and option fees on November 1, 2002. If the Company chose not to exercise the purchase option or failed to pay any installment of the additional option consideration, the $2.6 million Option Note would become due and payable immediately, the purchase option would terminate and the Company would recognize a lease termination expense for the $2.6 million Option Note. On May 9, 2003 the Company amended the lease termination agreement and terminated the option agreement. As part of this amendment to the termination agreements, the Company amended Dr. Rathmann’s promissory note such that the balance of $2.6 million guaranteed by Dr. Rathmann will be due and payable on May 1, 2005. Interest will accrue on the balance at an annual rate of 8%, and the Company will pay the accrued interest of approximately $17,000 on a monthly basis. In addition, under the amendment, the Company provided to the landlord a warrant to purchase 66,666 shares of the Company’s common stock.

On October 21, 2003 the Company and its landlord, The Irvine Company, entered into a second amendment of the lease on the property at 985 Almanor Avenue. The amendment provides for a rent deferral of approximately $2.9 million and rent savings of $200,000. In order to receive this rent deferral, the Company pre-paid approximately $2.7 million of its base rental payments on October 22, 2003 to cover the 9 month period beginning October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent will be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and $200,000 savings. The deferral amount will be repaid on May 30, 2011. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of $79,975 commencing on June 1, 2011 if the lease term is extended for at least 36 months and early reinstatement of the original rental rates if Nuvelo successfully raises $75 million in a single public or private equity offering, with the amount of rent deferred up to that date coming due immediately.

Letters of Credit

In accordance with the terms of a lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2.0 million as partial security for the

Company’s lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2.1 million restricted cash on deposit with the Company’s primary bank as security for the letter of credit. The letter of credit and the cash collateralizing it was reduced by $0.5 million commencing in July 2001 and has been further reduced by $0.5 million each year thereafter to a certain minimum amount provided that no default under the lease occurs. As of December 31, 2003 the Company has a restricted cash balance of $0.5 million. The cash on deposit at any time in conjunction with this letter of credit is restricted and cannot be withdrawn. The Company controls the investment of the cash and receives interest earned thereon.

9.    Collaborative Agreements

Amgen

The Company is currently focusing on the development of alfimeprase, an early stage clinical product candidate that it began developing in collaboration with Amgen, Inc. in January 2002. Under the terms of the collaboration agreement with Amgen, the Company will lead development and be responsible for all clinical development activities, while Amgen will be responsible for manufacturing activities. Amgen will have the option to lead commercialization efforts in which both companies may participate. The Company will fund all development costs up to an agreed amount, after which costs as well as eventual profits will be shared equally. The Company can terminate the agreement at any time with notice. For a limited time period, Amgen may opt out of the collaboration by converting it to an exclusive licensing arrangement. Amgen also has the right to terminate the agreement if the Company does not begin human clinical trials within a certain time period upon its uncured material breach or material default, or upon a materially adverse clinical development, or upon its bankruptcy. In January of 2002, the Company recorded a $10.0 million non-cash charge as research and development expense for the fair value of warrants granted to Amgen under the terms of the collaboration, as determined using the Black-Scholes option pricing model. The Company recognizes clinical trial manufacturing expense when manufacturing is completed and the clinical trial material is shipped from the manufacturing facility to the testing site. Prior to shipment from the clinical trial manufacturing facility, the Company reflects the manufacturing work in process as prepaid clinical trial costs on the Company’s balance sheet. As of December 31, 2003, the Company has accrued liabilities of $5.5 million for clinical trial manufacturing performed by Amgen, recorded total prepaid clinical trial costs of $4.0 million for clinical trial manufacturing materials in process at Amgen, and expensed $1.5 million for clinical trial manufacturing materials shipped by Amgen. No cash has changed hands to date under the agreement.

Deltagen

In October 2001, the Company entered into a collaboration with Deltagen, Inc. to undertake research and development activities on approximately 200 novel secreted protein genes. The Company provided gene sequences encoding for the secreted proteins, and Deltagen utilized its in vivo mammalian gene knockout technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Deltagen and the Company each have certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. Deltagen and the Company will share the collaboration’s costs. The Company agreed to provide Deltagen with up to $10.0 million in research and development payments for approximately 200 project genes over the two years ending October 2003. On June 27, 2003 Deltagen commenced a Chapter 11 case placing this collaboration on hold. Through December 31, 2003, the Company has paid Deltagen $5.7 million in research and development payments and there are no continuing financial obligations under the agreement.

Kirin

In October 1998, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which the Company used its proprietary gene discovery technologies to target novel genes relating to a specific growth factor activity from certain cell lines provided by Kirin. The Company retains exclusive rights to develop and market pharmaceutical products resulting from the collaboration in North America, subject to milestone and royalty payments to Kirin. Kirin retains equivalent rights and obligations in Asia and Oceania. The Company and Kirin share such rights equally in Europe and the rest of the world. Under the terms of the agreement, Kirin paid the Company $3.0 million for the initial phase of the collaboration. Total revenue recognized in 2000 under the agreement was $0.3 million. The agreement was extended once and expired March 31, 2001. The Company’s research and gene sequencing obligations under this collaboration are complete.

In August 2001, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which Kirin will fund three years of collaborative research work, and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. Discoveries during the collaboration will be jointly owned by Kirin and the Company, and will be jointly developed and marketed with costs, efforts, and revenues shared by both companies. The Company will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Oceania. Marketing rights will be shared by both companies in the rest of the world. During 2003 the Company received $0.1 million in funding from Kirin for research work performed under the work plan mutually approved for the year ended December 31, 2003.

BASF

In December 1999, the Company entered into a collaboration with American Cyanamid Company in which the Company uses its signature-by-hybridization technology to target agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH (or BASF). The collaboration provided for funding of $60 million over its initial term of three and one half years. The collaboration can be extended by mutual agreement for up to four additional one-year terms. Total revenues recognized in 2003, 2002 and 2001 under the agreement were $40 thousand, $21.9 million and $22.4 million respectively. BASF has the exclusive right to commercialize any agricultural products resulting from the collaboration. Under the original agreement, the Company was to receive royalties on any such products.

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

In July 2002 the Company and UCSF amended the research agreement to allow either party to non-exclusively license the database collection to third parties for research purposes, with milestones and royalties to be shared equally by the Company and by UCSF. This amendment also provided that the Company’s payment obligations and UCSF’s sample collection obligations under the research agreement were considered concluded. At the same time in July 2002, the Company and UCSF licensed the database to Celera Diagnostics for use in the development of diagnostic products. The Company received a $0.3 million nonrefundable license fee from Celera Diagnostics in 2003, which it recognized as revenue.

Affymetrix

In October 2001, the Company and Affymetrix Inc. resolved all outstanding litigation and entered into a collaboration to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix is through a newly created venture, N-Mer, Inc., that is a wholly owned subsidiary of Callida, which in turn was a newly formed majority-owned subsidiary of the Company. N-Mer has access to both SBH technology from the Company, through Callida, and to Affymetrix’ GeneChip technology, a platform for array-based experiments. Affymetrix is the exclusive array and system supplier and is initially authorized to be the exclusive agent for the distribution of any potential N-Mer products.

The Company contributed cash, certain assets consisting primarily of equipment, capitalized software, and SBH intellectual property to Callida upon its formation in exchange for a 90% interest in Callida, in the form of Series A convertible preferred stock (See Note 9). In exchange for a contribution of certain intellectual property (a non-exclusive license to 12 U.S. patents or patent applications and counterpart foreign applications in a limited field of use) to Callida, Affymetrix received a 10% equity interest in Callida, in the form of Series A-1 convertible preferred stock (See Note 9). The Company accounts for the Affymetrix 10% ownership share as minority interest in Callida in the statement of operations, up to the point where Affymetrix’ initial minority interest investment is depleted. Beyond that point, the Company will absorb 100% of the net losses until Callida generates net income.

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

Both the Company and Affymetrix committed to invest additional amounts in N-Mer, contingent on Callida achieving certain milestones. Affymetrix also has an option to purchase a majority interest of the outstanding common stock of N-Mer at a predetermined sum, exercisable at any time over the next five years. The Company believes that Affymetrix’s purchase option has no material fair value, until such point that research reaches a technical milestone and product feasibility is achieved, and has no accounting implications as of the date of inception of Callida or as of December 31, 2003. The Company will periodically evaluate the value of N-Mer to determine whether Affymetrix’s purchase option has value. If so, such value will be recorded through earnings and on the Company’s balance sheet.

10.    Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 8,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued.

As of December 31, 2003, 2002 and 2001, there were no issued and outstanding shares of preferred stock. On June 5, 1998, the Company’s Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series B junior participating preferred stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of the Company’s outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors.

Common Stock

In February 2003, the Company completed its merger with Variagenics, Inc., resulting in additional shares of 13.2 million Company shares for a net purchase price of approximately $48.6 million.

In October 2003, the Company announced the completion of an underwritten public offering of 3.8 million shares of common stock at a public offering price of $7.35 per share, resulting in the net proceeds of approximately $26.3 million after deduction of fees and expenses.

Deferred Compensation

The amortization of deferred compensation was $75,000, $15,000 and $34,000 in 2003, 2002 and 2001, respectively. At December 31, 2003, the deferred compensation balance was approximately $30,000.

Warrants

As of December 31, 2003, warrants to purchase 1,887,330 shares of common stock were outstanding at exercise prices ranging from $4.05 to $25.53 ($17.76 weighted average exercise price) per share. These warrants are held by certain investors and executive officers and expire at various times between July 2004 and November 2009. Warrants are recorded at their estimated fair market value at the date of grant using the Black-Scholes option pricing model. In 2003, the Company granted warrants to purchase 66,666 shares of common stock with fair value of $2.88 per share at the grant date.

Stock Option Plans

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan, (Employee Plan). The Company initially reserved a total of 384,000 common shares for issuance under the Employee Plan. In 1998 and 2001, the Company’s stockholders approved to increase the number of shares authorized for issuance under the Employee Plan to 1,050,666. Options granted under the Employee Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of not less than fair market value and nonstatutory options may be granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the board of directors. Options vest as determined by the board of directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. At December 31, 2003, 628,057 options were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan, (Directors Plan), providing for periodic stock option grants to non-employee directors of the Company. Under the Directors Plan, each new, non-employee director receives a one-time grant of options to purchase 7,680 shares of common stock, of which options to purchase 3,840 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically receive options to purchase up to 1,920 shares each year (such that the amount received under the Directors Plan when added to all prior options granted to a director which vest in that year total 1,920) on the date of the annual meeting of the stockholders commencing in 1997. Options under the Directors Plan are granted at the fair market value of the Company’s common stock on the date of the grant. In 2000, the Company’s stockholders approved an amendment to the Directors Plan that changed the method for determining the number of shares granted under the plan, and lengthened the vesting date for the new director’s initial and first annual grants of options. Under the amendment, the number of shares that are granted will be equal to the lesser of the number determined by dividing $200,000 by the fair market value of the Company’s common stock on the date of grant, or 3,333 shares. The amendment also revised the vesting date for initial options that are granted when a new director joins the Company’s Board such that 50% of a new director’s option will vest one year after the grant date and the other 50% will vest two years after the grant date. A total of 146,080 shares of common stock have been reserved for issuance under the Directors Plan, of which options to purchase 92,385 shares were outstanding at December 31, 2003.

In 1999, the Company adopted a Scientific Advisory Board/ Consultants Stock Option Plan that provides for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allows the Board of Directors to approve grants of stock options to consultants. A total of 10,000 shares of common stock have been reserved for issuance under the Scientific Advisory Board/ Consultants Stock Option Plan, of which options to purchase 9,333 shares were outstanding at December 31, 2003.

In August 2002, the Company adopted the 2002 Equity Incentive Plan, (2002 Plan), to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. A total of 500,000 common shares have been reserved for issuance under the 2002 Plan. The 2002 Plan authorizes the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan requires that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to a 10% Owner. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. At December 31, 2003, 455,042 options were outstanding under the 2002 Plan.

During 2003, the Company granted 14,983 stock options to consultants under the 2002 Equity Incentive Plan of which all the remaining outstanding option shares have become exercisable starting in June 2003. In connection with these grants, the Company recorded deferred compensation of $27,000 representing the fair value of the options granted in accordance with SFAS 123. This deferred compensation is periodically re-measured until the underlying options vest in accordance with EITF 96-18. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 10 years for the expected life of the option, 4.1% risk-free interest rate, and .91 volatility rate.

In connection with the merger of Variagenics, Inc. on January 31, 2003, the Company assumed Variagenics’ exiting stock option plan, the Amended 1997 Employee, Director and Consultant Stock Option Plan (1997 Plan), by reserving and registering additional 2,269,666 shares of common stock. The 1997 Plan authorizes the grant of incentive and non-qualified stock options to employees, directors and consultants of the Company. Options generally vest ratably over three- to five-year periods and expire after 10 years if not exercised. At December 31, 2003, 409,500 options were outstanding under the 1997 Plan.

The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the Employee Plan. Each option gives the holder the right to purchase common stock at prices between $2.34 and $5.46 per share. In 1998, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 3,806 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $14.25 and $30.18 per share. The options vest over periods up to four years. In February 2000, an officer and director of the Company was granted an option to purchase 333,333 shares of common stock at $95.07 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option becomes exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. In 2001, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 422,720 shares to five employee officers at prices between $29.88 and $37.68 per share as inducements to become employees of the company. In August 2001, a director of the Company was granted an option, contingent upon shareholder approval, to purchase 333,333 shares of common stock at $25.89 per share, the closing price on the day prior to the grant. In June 2002, an officer of the Company was granted an option to purchase 58,333 shares of common stock at $5.67, the average of the high and low price on the day of the grant. In June 2003, a high-level new employee was granted an option to purchase 66,666 shares of common stock at $7.05, the average of the high and low price on the day of the grant. As of December 31, 2003, 1,085,853 options issued outside of any of the Company’s stock option plans were outstanding.

The Directors Plan, the Employee Plan, the 2002 Plan, and the options granted to an officer and director to purchase 666,666 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

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

	Year Ended December 31,
	2003	2002	2001
Volatility	0.95	0.93	0.87
Risk-free interest rate	2.53%	3.56%	4.65%
Dividend yield	—	—	—
Expected life of option	5.7 years	5.3 years	5.3 years

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

A summary of the Company’s stock option activity, and related information follows:

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	1,968,373	$36.33	1,874,780	$42.96	855,459	$60.30
Options assumed from Variagenics acquisition	1,576,356	$5.64	—	$—	—	$—
Options granted	755,873	$4.89	700,970	$8.40	1,129,250	$30.75
Options exercised	(641,918)	$2.07	(16,664)	$10.71	(23,953)	$11.61
Options canceled	(978,514)	$12.00	(590,713)	$24.87	(85,976)	$63.93

Options outstanding at end of period	2,680,170	$26.52	1,968,373	$36.33	1,874,780	$42.96

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.03 – $ 4.11	501,922	8.49	$3.19	216,353	$2.34
4.14 – 6.45	404,361	8.88	5.79	155,025	5.16
6.60 – 12.51	417,489	8.11	7.35	211,572	7.89
13.68 – 25.92	499,668	7.45	24.30	337,452	23.79
26.01 – 37.50	469,842	6.55	33.90	312,545	33.93
37.68 – 128.07	383,888	6.17	91.86	374,514	92.82
132.39 – 304.32	3,000	6.27	240.75	2,750	234.96

	2,680,170	7.62	$26.52	1,610,211	$35.43

The weighted-average grant-date fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $3.69, $6.93 and $23.97, respectively.

Employee Stock Purchase Plan

The Company’s stockholders have approved an Employee Stock Purchase Plan, covering an aggregate of 83,333 shares of the Company’s common stock. Each quarter, an eligible employee may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair value of the stock as of the first business day of the quarter or the last business day. In the year ended December 31, 2003, 60,063 shares of the Company’s stock were sold under the Employee Stock Purchase Plan at a weighted-average price of $3.09 per share. Pro forma compensation cost is recognized for the fair value of the employees’ purchase rights in accordance with SFAS No. 123, which was estimated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001, respectively: an expected life of one year for all years; expected volatility of 2.37, 2.34 and 2.55; risk-free interest rates of 1.31%, 4.38% and 5.13%. The weighted average grant date fair value of those purchase rights granted in 2003, 2002 and 2001 was $1.71, $2.25 and $10.14 per share, respectively.

11.    Income Taxes

The Company had no current state or Federal income tax for the years ended December 31, 2003, 2002, and 2001. The reconciliation between the amount computed by applying the U.S. Federal statutory tax rate of 34% to income taxes and the actual provision for income taxes as of December 31, 2003, 2002 and 2001 as follows (in thousands):

	2003	2002	2001
Net loss before income tax expense	(50,187)	(44,978)	(36,472)

Federal tax benefit at statutory rate	(17,063)	(15,329)	(12,500)
Current year net operating losses and temporary differences, no tax benefit recognized	17,323	16,643	12,580
State taxes, net of federal benefit	4	3	—
Other permanent differences	(264)	(1,317)	(80)

Provision for income taxes	0	0	0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2003	2002	2001
Deferred tax assets:
Book depreciation of equipment, leasehold improvements and capitalized software in excess of tax depreciation	2,535	870	1,357
Accruals and reserves	4,292	3,190	2,564
Research and other credits	16,158	13,540	4,422
Stock-based compensation	5,070	—	—
Net operating loss	96,272	53,330	37,970
Deferred revenue	—	210	1,475
State taxes	2	—	—
Capitalized research costs	5,250	3,100	2,446

Gross deferred tax assets	129,579	74,240	50,234
Valuation allowance	(129,579)	(74,240)	(50,234)

Net deferred tax assets:	—	—	—

Deferred tax assets are reduced by a valuation allowance as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased by $55.3 million, $24.0 million and $12.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $274.1 million and $52.5 million, respectively. The Company also had Federal and California research and development tax credit carryforwards of approximately $8.8 million and $7.3 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2021 through 2023, if not utilized. The State of California net operating losses will expire at various dates beginning in 2004 through 2013, if not utilized.

Utilization of the Company’s net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Approximately $13.1 million of the Federal net operating losses and $7.1 million of the state net operating losses relate to deductions from stock based compensation. No income statement benefit will result from the realization of these losses.

Approximately $5.0 million of the deferred tax assets will be treated as a reduction to goodwill and other intangible assets under the provisions of Statement 109 when realized.

12.    Transactions with Related Parties

In August 2001, the Company received a commitment from its Chairman to provide a line of credit of up to $20.0 million in aggregate principal amount, available for draw down through August 5, 2003. Amounts outstanding under the line of credit bear interest at prime plus 1% and are payable in 48 equal monthly installments beginning upon the expiration date of August 5, 2003. A promissory note issued pursuant to the line of credit may be repaid by converting into shares of our common stock at any time upon the agreement of us and the Chairman at a price based upon the average price of our common stock over the 20-day period prior to the conversion or, if in connection with an equity financing, at the offering price. On August 5, 2003, the Company and Dr. George Rathmann entered into a second amendment of the Amended and Restated Line of Credit Agreement to extend the expiration date set forth in the agreement to September 5, 2003. A subsequent waiver was granted to the Company by Dr. Rathmann to waive any and all rights to receive payment from the Company before November 5, 2003. On November 5, 2003, the parties agreed that the Company would begin repayment of the outstanding principal of $11.0 million in 48 equal monthly installments of $229,167 beginning November 6, 2003 and ending October 6, 2007. A final payment of accrued interest will be made on October 6, 2007. The remaining $9.0 million available under the $20.0 million line of credit has expired. All other terms of the line of credit agreement remain in effect. The Company’s Chairman guaranteed to a certain maximum amount and provided the collateral for the Company’s $4.0 million letter of credit under a lease, and guaranteed the Company’s $2.6 million promissory note under it’s real estate terminated option agreement.

13.    Segment and Geographic Data

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

Segment operating results are measured based on net income (loss) before tax. There are no inter-segment sales.

	Year Ended December 31, 2003
	Nuvelo	Callida	Total
Contract Revenue	$1,024	$1,266	$2,290
Depreciation and amortization expense	4,605	924	5,529
Interest and other income	747	—	747

Interest expense	(1,692)	—	(1,692)

Loss from operations	(45,284)	(3,958)	(49,242)
Net loss before minority interest	(46,229)	(3,958)	(50,187)
Total assets	55,829	1,980	57,809
Capital expenditures	$242	$78	$320

	Year Ended December 31, 2002
	Nuvelo	Callida	Total
Contract Revenue	$25,554	$$879	$26,433
Depreciation and amortization expense	5,248	999	6,247
Interest and other income	87	—	87

Interest expense	(1,242)	—	(1,242)

Loss from operations	(38,321)	(5,578)	(43,899)
Net loss before minority interest	(39,512)	(5,578)	(45,090)
Total assets	22,739	4,333	27,072
Capital expenditures	$1,311	$752	$2,063

Geographic information

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Revenues:
Domestic	$2,250	$4,557	$2,230
Germany	40	21,876	22,360
Other	—	—	—

Geographic totals	$2,290	$26,433	$24,590

14.    Subsequent Events (Unaudited)

On January 12, 2004, the Company entered into a worldwide collaboration agreement to develop and commercialize Archemix’s thrombin inhibitor, ARC183, for potential use in coronary artery bypass graft (CABG) surgery, percutaneous coronary intervention (PCI) and other acute anticoagulant applications. Under the terms of the agreement, Archemix will initially lead development and be responsible for all clinical development activities. Nuvelo will have the option to lead commercialization efforts in which both companies may participate. As part of the transaction, Archemix and Nuvelo will equally share all costs associated with the development and marketing of ARC183 after the Company funds the first $4.0 million in research and development costs and will have 50/50 development and commercialization rights to the compound. Nuvelo paid an upfront payment of $3.0 million and will pay additional development and milestone payments over the first year of the partnership and upon initiation of the Phase 2 trial.

On January 28, 2004, the Company signed an Amended and Restated Secreted Protein Development and Collaboration Agreement with Deltagen, Inc. Prior to the amended agreement, on June 27, 2003, Deltagen commenced a Chapter 11 case in California Bankruptcy Court. The agreement, when effective, grants the Company certain license rights to Deltagen’s Knock-Out Technology. On June 27, 2003, Deltagen filed for Chapter 11 bankruptcy protection. On March 8, 2004, the California Bankruptcy Court approved an amendment to the Company’s agreement with Deltagen. Under the amendment, the Company assigns to Deltagen its rights in 46 of the genes that entered the collaboration and grants Deltagen a non-exclusive license to certain technology arising out of the collaboration related to those 46 genes. In exchange, Deltagen relinquishes any rights in had under the agreement to the other 115 genes that entered the collaboration and grants the Company certain rights to Deltagen’s Knock-Out Technology related to those 115 genes. In addition, Nuvelo and Deltagen grant each other general releases under the amendment with respect to any obligations or activities under the collaborations.

On February 4, 2004, the Company entered into a worldwide licensing agreement with Dendreon Corporation (Nasdaq: DNDN) for Dendreon’s novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins owned by Dendreon. Under the terms of the agreement, Nuvelo paid Dendreon an upfront payment of $4.0 million consisting of $0.5 million in cash and $3.5 million in common stock. In addition to the upfront payment, the agreement provides for milestone payments for development prior to and upon commercialization and royalties during the commercialization of rNAPc product candidates. Nuvelo will have worldwide rights to all indications for rNAPc products.

On January 26, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission that allows for the sale of up to $75 million of debt securities, preferred stock and/or common stock. On March 8, 2004, the Company completed the sale of 5,750,000 shares of its common stock at a price of $13.00 per share, of which 750,000 shares were related to the exercise of an over-allotment option granted to the underwriters, resulting in proceeds of approximately $70.3 million, net of the underwriters fee of $4.5 million. All of the shares were placed directly with unaffiliated institutional investors. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. The Company expects from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although it currently is not planning or negotiating any such transactions.

15.    Selected Quarterly Financial Data (Unaudited)

Summarized selected quarterly financial data is as follows (in thousands):

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Contract revenues	$350	$262	$394	$1,284
Loss from operations	(9,165)	(10,597)	(16,069)	(13,411)
Net loss	(9,389)	(10,907)	(16,308)	(13,583)
Basic and diluted net loss per share*	$(0.36)	$(0.51)	$(0.78)	$(0.81)

	Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Contract revenues	$3,518	$11,022	$6,661	$5,232
Loss from operations	(16,217)	(988)	(7,854)	(18,840)
Net loss	(16,510)	(1,444)	(8,068)	(18,956)
Basic and diluted net loss per share*	$(2.16)	$(0.18)	$(1.11)	$(3.03)

*	The sum of earnings per share for the four quarters is different from the full year amount as a result of computing the quarterly and full year amounts on the weighted average number of common shares outstanding in the respective periods.

Historically, the Company’s revenues have varied considerably from period to period due to the nature of the Company’s collaborative arrangements. As a consequence, the Company’s results in any one quarter are not necessarily indicative of results to be expected for a full year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to “General Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” under Proposal No. 1 in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2004 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The response to this item is incorporated by reference to “Certain Information With Respect to Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2004 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2004 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2004 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2004 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Consolidated financial statements filed as part of this Report are listed under Part II, Item 8, page 52 of this Form 10-K.

2.	No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto. [need to confirm whether any schedules are being filed] … Nick, please confirm

(b)	Reports on Form 8-K:

On October 2, 2003, the Company filed a Form 8-K including Item 5 information.

On October 22, 2003, the Company filed a Form 8-K including Item 5 information.

On October 30, 2003, the Company filed a Form 8-K including Item 5 information filed and Item 12 information furnished regarding financial results for the quarter ended September 30, 2003.

(c)	Exhibits:

The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

3.1	Amended and Restated Articles of Incorporation of Hyseq, Inc., as amended(2)

3.2	Amended and Restated By-Laws of Hyseq, Inc.(3)

3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(4)

3.4*	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.

3.5	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split(34)

4.1	Specimen Common Stock certificate(2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation(7)

4.7	Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002(6)

Exhibit Number	Description

4.8	Form of Warrant, dated as of April 5, 2002(3)

4.10	Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(8)

4.11	Certificate of Amendment to Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(9)

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers(2)

10.2	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(2)

10.3	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(2)

10.4	Stock Option Plan, as amended(10)

10.5	Employee Stock Purchase Plan(11)

10.6	Non-Employee Director Stock Option Plan, as amended(12)

10.7	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(13)

10.8	Non-Qualified Employee Stock Purchase Plan(14)

10.9	Scientific Advisory Board/ Consultants Stock Option Plan(14)

10.10	Amendment No. 1 to the Hyseq, Inc. Employee Stock Purchase Plan(15)

10.11	Employment and Confidential Information Agreement between Hyseq, Inc. and Dr. Ted W. Love dated January 11, 2001(16)

10.12	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(17)

10.13	Industrial Multi-Tenant Lease between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(16)

10.14	Form of Registration Rights Agreement, dated as of August 28, 2001, among Hyseq, Inc. and the investors party thereto(4)

10.15	Stock Option Agreement, dated as of February 1, 2000, between Hyseq, Inc. and Dr. George B. Rathmann(6)

10.16	Line of Credit Agreement, dated as of August 6, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)

10.17	Stock Option Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)

10.18	Interference Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

10.19	Option Agreement, dated as of October 24, 2001, among Affymetrix, Inc., Callida Genomics, Inc., and N-Mer, Inc.(6)

10.20	Form of Non-Stockholder Approved Stock Option Agreement for Officers(18)

10.21	Registration Rights Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)

10.22	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, between Hyseq, Inc. and Deltagen, Inc.(19)

Exhibit Number	Description

10.23	Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(18)

10.24	Product Development and Supply Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)

10.25	Product Solicitation Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)

10.26	Collaboration Agreement, dated of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(20)

10.27	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company(21)

10.28	Amendment No. 1 to the Hyseq, Inc. Employee Stock Purchase Plan(22)

10.29	Form of Severance Agreement(9)

10.30	Lease Agreement, dated as of May 15, 1998, between 205 Broadway Realty Trust and Variagenics, Inc.(23)

10.31	Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(24)

10.32	Equipment Schedules 3 and 4, dated July 27, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(25)

10.33	Equipment Schedule 5, dated November 28, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(26)

10.34	Equipment Schedules 6 and 7, dated March 18, 2002, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(27)

10.35	Securities Purchase Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)

10.36	Warrant Purchase Agreement, dated as of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(6)

10.37	Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan(28)

10.38	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan(29)

10.39	Guarantee by George Rathmann in favor of AMB Property, L.P. — agreement dated October 1, 2002(30)

10.40	Humboldt Lease Termination/ Purchase Option Documents — agreements dated October 25, 2002(30)

10.41	Amendment to Amended and Restated Line of Credit, dated as of November 9, 2002, between Hyseq, Inc. and Dr. George B. Rathmann(30)

10.42	Real Property Option and Sale Agreement and Joint Escrow Instructions, dated October 1, 2002(30)

10.43	Amendment of Termination Agreement and Termination of Option Agreement(31)

10.44	Second Amendment of the Amendment of Termination Agreement and Termination of Option Agreement(31)

10.45	Nuvelo, Inc. 2002 Equity Incentive Plan(32)

10.46	Form of Non-Stockholder Approved Option Agreement for Officers(32)

10.47	Stock Option Agreement, dated as of September 21, 2001, between Nuvelo, Inc. and Dr. George B. Rathmann(32)

Exhibit Number	Description

10.48	Second Amendment to Lease by and between the Irvine Company and Nuvelo, Inc. dated October 21, 2003(33)

10.49	Assignment and Assumption of Lease by and between the Company and Idenix, Inc. dated October 28, 2003(33)

10.50	Collaboration Agreement, dated as of January 12, 2004, between Nuvelo, Inc. and Archemix Corp(34)

10.51	License Agreement, dated as of February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(34)

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2003

23.1*	Consent of Independent Auditors

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Filed herewith.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.

(7)	Previously filed as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.

(8)	Previously filed with the SEC and incorporated herein by reference to Exhibit A to the Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998, previously filed with the SEC as an Exhibit to Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, filed on February 14, 2003, File No. 333-103257.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on December 5, 1997, File No. 333-41663.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 20, 1998, File No. 333-53087.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 21, 1998, File No. 333-53089.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 20, 2000, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on June 13, 2000, File No. 333-39194.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873.

(18)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K/ A for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K/ A, for the year ended December 31, 2001, filed on July 22, 2002, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q/ A, for the quarterly period ended March 31, 2002, filed on July 22, 2002, File No. 000-22873.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on November 8, 2002, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-8, filed on June 13, 2000, File No. 333-39194.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Registration Statement on Form S-1, File No. 333-33558.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-31035.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001, File No. 000-31035.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-31035.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 14, 2002, File No. 000-31035.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on November 18, 2002, File No. 333-101276.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Registration Statement on Form S-8, filed on February 7, 2003, File No. 333-103055.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Annual Report on Form 10-K, filed on March 31, 2003, for the year ended December 31, 2002, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Registration Statement on Form S-8, filed on September 5, 2003, File No. 333-108563.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 14, 2003, File No. 000-22873.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 28, 2003

NUVELO, INC.

BY:	/s/ PETER S. GARCIA
Peter S. Garcia
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc. in the capacities indicated on March 12, 2004.

Signature	Title

/s/ TED W. LOVE Ted W. Love	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ PETER S. GARCIA Peter S. Garcia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE B. RATHMANN George B. Rathmann	Chairman of the Board

/s/ PHILIPPE CHAMBON Philippe Chambon	Director

/s/ MARK L. PERRY Mark L. Perry	Director

/s/ MARY PENDERGAST Mary Pendergast	Director

/s/ MARTIN VOGELBAUM Martin Vogelbaum	Director

/s/ BARRY L. ZUBROW Barry L. Zubrow	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

3.1	Amended and Restated Articles of Incorporation of Hyseq, Inc., as amended(2)

3.2	Amended and Restated By-Laws of Hyseq, Inc.(3)

3.3	Amendment No. 3 to Amended and Restated Articles of Incorporation of Hyseq, Inc.(4)

3.4*	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.

3.5	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split(34)

4.1	Specimen Common Stock certificate(2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation(7)

4.7	Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002(6)

4.8	Form of Warrant, dated as of April 5, 2002(3)

4.10	Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(8)

4.11	Certificate of Amendment to Certificate of Designations of Series B Junior Participating Preferred Stock of Hyseq, Inc.(9)

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers(2)

10.2	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994(2)

10.3	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997(2)

10.4	Stock Option Plan, as amended(10)

10.5	Employee Stock Purchase Plan(11)

10.6	Non-Employee Director Stock Option Plan, as amended(12)

10.7	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999(13)

10.8	Non-Qualified Employee Stock Purchase Plan(14)

10.9	Scientific Advisory Board/ Consultants Stock Option Plan(14)

10.10	Amendment No. 1 to the Hyseq, Inc. Employee Stock Purchase Plan(15)

10.11	Employment and Confidential Information Agreement between Hyseq, Inc. and Dr. Ted W. Love dated January 11, 2001(16)

10.12	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001(17)

Exhibit Number	Description

10.13	Industrial Multi-Tenant Lease between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended(16)

10.14	Form of Registration Rights Agreement, dated as of August 28, 2001, among Hyseq, Inc. and the investors party thereto(4)

10.15	Stock Option Agreement, dated as of February 1, 2000, between Hyseq, Inc. and Dr. George B. Rathmann(6)

10.16	Line of Credit Agreement, dated as of August 6, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)

10.17	Stock Option Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Dr. George B. Rathmann(6)

10.18	Interference Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

10.19	Option Agreement, dated as of October 24, 2001, among Affymetrix, Inc., Callida Genomics, Inc., and N-Mer, Inc.(6)

10.20	Form of Non-Stockholder Approved Stock Option Agreement for Officers(18)

10.21	Registration Rights Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)

10.22	Secreted Protein Development and Collaboration Agreement, dated as of October 9, 2001, between Hyseq, Inc. and Deltagen, Inc.(19)

10.23	Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(18)

10.24	Product Development and Supply Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)

10.25	Product Solicitation Agreement, dated as of October 24, 2001, between N-Mer, Inc. and Affymetrix, Inc.(19)

10.26	Collaboration Agreement, dated of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(20)

10.27	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company(21)

10.28	Amendment No. 1 to the Hyseq, Inc. Employee Stock Purchase Plan(22)

10.29	Form of Severance Agreement(9)

10.30	Lease Agreement, dated as of May 15, 1998, between 205 Broadway Realty Trust and Variagenics, Inc.(23)

10.31	Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(24)

10.32	Equipment Schedules 3 and 4, dated July 27, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(25)

10.33	Equipment Schedule 5, dated November 28, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(26)

10.34	Equipment Schedules 6 and 7, dated March 18, 2002, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(27)

10.35	Securities Purchase Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto(3)

Exhibit Number	Description

10.36	Warrant Purchase Agreement, dated as of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(6)

10.37	Amendment No. 2 to the Hyseq, Inc. Employee Stock Purchase Plan(28)

10.38	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan(29)

10.39	Guarantee by George Rathmann in favor of AMB Property, L.P. — agreement dated October 1, 2002(30)

10.40	Humboldt Lease Termination/ Purchase Option Documents — agreements dated October 25, 2002(30)

10.41	Amendment to Amended and Restated Line of Credit, dated as of November 9, 2002, between Hyseq, Inc. and Dr. George B. Rathmann(30)

10.42	Real Property Option and Sale Agreement and Joint Escrow Instructions, dated October 1, 2002(30)

10.43	Amendment of Termination Agreement and Termination of Option Agreement(31)

10.44	Second Amendment of the Amendment of Termination Agreement and Termination of Option Agreement(31)

10.45	Nuvelo, Inc. 2002 Equity Incentive Plan(32)

10.46	Form of Non-Stockholder Approved Option Agreement for Officers(32)

10.47	Stock Option Agreement, dated as of September 21, 2001, between Nuvelo, Inc. and Dr. George B. Rathmann(32)

10.48	Second Amendment to Lease by and between the Irvine Company and Nuvelo, Inc. dated October 21, 2003(33)

10.49	Assignment and Assumption of Lease by and between Nuvelo, Inc. and Idenix, Inc. dated October 28, 2003(33)

10.50	Collaboration Agreement, dated as of January 12, 2004, between Nuvelo, Inc. and Archemix Corp(34)

10.51	License Agreement, dated as of February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(34)

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2003

23.1*	Consent of Independent Auditors

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Filed herewith.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.

(7)	Previously filed as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.

(8)	Previously filed with the SEC and incorporated herein by reference to Exhibit A to the Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998, previously filed with the SEC as an Exhibit to Hyseq’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-3, filed on February 14, 2003, File No. 333-103257.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on December 5, 1997, File No. 333-41663.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 20, 1998, File No. 333-53087.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on May 21, 1998, File No. 333-53089.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 20, 2000, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on June 13, 2000, File No. 333-39194.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873.

(18)	Previously filed with the Commission as an Exhibit to and incorporated herein by reference from the Company’s report on Form 10-K/ A for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Annual Report on Form 10-K/ A, for the year ended December 31, 2001, filed on July 22, 2002, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q/ A, for the quarterly period ended March 31, 2002, filed on July 22, 2002, File No. 000-22873.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form 10-Q, for the quarterly period ended September 30, 2002, filed on November 8, 2002, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s report on Form S-8, filed on June 13, 2000, File No. 333-39194.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Registration Statement on Form S-1, File No. 333-33558.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-31035.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001, File No. 000-31035.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-31035.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics’ report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 14, 2002, File No. 000-31035.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq’s Registration Statement on Form S-8, filed on November 18, 2002, File No. 333-101276.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Registration Statement on Form S-8, filed on February 7, 2003, File No. 333-103055.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Annual Report on Form 10-K, filed on March 31, 2003, for the year ended December 31, 2002, File No. 000-31035.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s report on Form 10-Q, for the quarterly period ended June 30, 2003, filed on August 14, 2003, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s Registration Statement on Form S-8, filed on September 5, 2003, File No. 333-108563.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 14, 2003, File No. 000-22873.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.