Form 10-Q
period 2004-03-31
NUVELO INC
filed 2004-05-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                  To

Commission File Number 000-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes   ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On April 30, 2004: 31,860,196

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

ITEM 1.	FINANCIAL STATEMENTS

NUVELO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$80,642	$13,141
Short-term investments	13,384	21,048
Prepaid clinical trial costs	7,295	4,026
Other current assets	1,463	1,642

Total Current Assets	102,784	39,857

Restricted cash	501	501
Equipment, leasehold improvements and capitalized software, net	9,148	9,955
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,621	2,825

Total Assets	119,725	57,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	1,961	1,712
Accrued professional fees	706	494
Deferred rent	5,977	4,597
Accrued interest	1,761	1,560
Current portion of capital lease and loan obligations	4,624	4,741
Other current liabilities—clinical trial and drug manufacturing costs	10,881	—
Other current liabilities	787	981

Total Current Liabilities	26,697	14,085

Noncurrent portion of line of credit	7,104	7,792
Other noncurrent liabilities—drug manufacturing costs	—	5,552
Noncurrent portion of capital lease	674	1,079
Note payable, long term	6,600	6,600

Total Liabilities	41,075	35,108

Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 31,839,223 and 25,621,235 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	32	26
Additional paid-in capital	299,860	226,279
Deferred stock compensation	—	(30)
Accumulated other comprehensive income	(5)	(15)
Accumulated deficit	(221,237)	(203,559)

Total stockholders’ equity	78,650	22,701

Total liabilities and stockholders’ equity	$119,725	$57,809

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

Condensed Consolidated Statements Of Operations

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Contract revenues	$642	$1,283

Operating expenses:
Research and development	16,313	10,803
General and administrative	1,825	3,847
(Gain) loss on sale of assets	(21)	44

Total operating expenses	18,117	14,694

Loss from operations	(17,475)	(13,411)
Realized gain on investment	—	40
Interest income	478	149
Interest expense	(681)	(361)

Net loss	$(17,678)	$(13,583)

Basic and diluted net loss per share	$(0.65)	$(0.82)

Shares used in computing basic and diluted net loss per share	27,391	16,545

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
NET CASH USED IN OPERATING ACTIVITIES	$(8,827)	$(10,567)

Cash flows from investing activities:
Purchases of property and equipment	(202)	(226)
Maturities of short-term investments	7,674	7,580
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	—	25,715
Proceeds from sale of assets	21	53

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,493	33,122

Cash flows from financing activities:
Payment on capital lease and loan obligations	(1,210)	(553)
Proceeds from drawdown on line of credit	—	1,000
Proceeds from issuance of common stock (public offering), net	69,572	—
Proceeds from issuance of common stock upon exercise of options and under Employee Stock Purchase Plan	473	59

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,835	506

Net increase in cash	67,501	23,061
Cash and cash equivalents at beginning of period	13,141	2,225

Cash and cash equivalents at end of period	$80,642	$25,286

Supplemental disclosures of cash flow information:
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$—	$48,768

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Significant Accounting Policies

During interim periods, the Company has followed the accounting policies described in its Form 10-K for the fiscal year ended December 31, 2003. Please refer to the Annual Report to Shareholders for the same period when reviewing this Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

3. Stock-Based Compensation

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

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(17,678)	$(13,583)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	29
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(971)	(2,016)

Pro forma net loss	(18,649)	(15,570)

Basic and diluted net loss per share as reported	$(0.65)	$(0.82)
Pro forma basic and diluted net loss per share	(0.68)	(0.94)

4. Stock Split

On February 23, 2004, the Company implemented a one-for-three reverse stock split and reduced the number of outstanding shares of common stock accordingly. The reverse stock split was approved by the Company’s shareholders in June 2003 and was implemented to facilitate a public offering of 5.75 million shares of common stock completed on March 8, 2004. Without initiating this reverse split, the Company would have had an insufficient number of available shares to be issued for the expected size of this public offering. On the effective date of February 23, 2004, each holder of record was deemed to hold one share of common stock for every three shares held immediately prior to the effective date. The Company made cash payments for fractional shares to holders who have a number of shares not divisible by three.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001. As a result, the Company reduced the common stock in its Consolidated Balance Sheet as of the effective date by approximately $51,000 in 2003, with a corresponding increase in the additional-paid-capital. All share and per-share amounts, with the exception of par value, have been retroactively adjusted for all periods presented to reflect the 1-for-3 reverse stock split. The number of common shares authorized for issuance will remain at 100,000,000 shares.

As a result of the public offering completed on March 8, 2004, the Company raised proceeds of approximately $69.6 million, net of total underwriters’ fee and stock issuance costs of $5.2 million, from the sale of 5,750,000 shares of its common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a price of $13.00 per share. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures and working capital needs. The Company expects from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although it currently is not planning or negotiating any such transactions.

5. Licensing and Collaboration Agreements

On January 12, 2004, the Company entered into a worldwide collaboration agreement with Archemix Corporation (Archemix) to develop and commercialize ARC183, a novel thrombin inhibitor, that the Company intends to develop for potential use in coronary artery bypass graft (CABG) surgery, percutaneous coronary intervention (PCI) and other acute anticoagulant applications. ARC183 is a DNA aptamer, which is a single-stranded DNA molecule consisting of 15 deoxynucleotides that forms well-defined three-dimensional configuration, allowing it to bind to thrombin with high affinity and specificity. The key advantage of ARC183 compared to other thrombin inhibitors is its rapid onset of action and short half-life, giving it the potential to be an ideal agent for medical procedures that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is completed. The Company paid Archemix an upfront fee of $3.0 million which was charged to R&D expense in the first quarter of 2004, and it will also make a milestone payment upon initiation of the Phase 2 trial and additional payments upon the designation of any backup compounds. Under the terms of the agreement, Archemix will initially lead development and be responsible for all clinical development activities. As part of the transaction, the Company and Archemix will equally share all revenues and costs associated with the development and commercialization of ARC183 after the Company funds the first $4.0 million in research and development costs. The Company will have the option to lead commercialization efforts in which both companies may participate. The Company anticipates that an Investigational New Drug (IND) application for ARC183 will be filed in mid 2004. If the Food and Drug Administration (FDA) accepts the IND, the Company expects that a Phase 1 clinical trial for ARC183 will begin in the second half of 2004.

On February 4, 2004, the Company entered into a worldwide licensing agreement with Dendreon Corporation for the drug candidate, rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the Factor VIIa/Tissue Factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Compared to other commercially available anticoagulants, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 is designed to block the first step in the clotting cascade, inhibiting coagulation before it starts. By blocking the coagulation cascade at such an early stage, rNAPc2 could prove to be safer and more effective in treating patients with conditions such as acute coronary syndrome or as a prophylactic against clot formation. To date, rNAPc2 has been shown to be well-tolerated in over 500 patients and healthy volunteers in several Phase 1 and 2 studies. The indication that the Company is currently pursuing for rNAPc2 is acute coronary syndrome (ACS). Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($500,000 in cash and $3.5 million worth of Nuvelo common stock) which was charged to R&D expense in the first quarter of 2004. The Company will pay Dendreon milestone payments for the first dosing of the first patient in a Phase 3 clinical trial, for a new drug application (NDA) submission and for the first commercial sale of a licensed product. The Company will also pay Dendreon milestone payments for achievement of these milestones in a second indication. The Company will pay Dendreon royalties if it reaches commercialization. In addition, the Company will pay Dendreon milestone payments of licensed products for the Ebola Indication for net sales in excess of certain amounts. The Company’s license from Dendreon grants it exclusive worldwide rights to all indications for rNAPc products. The Company is currently reinitiating a Phase 2a double-blind, placebo controlled clinical trial with rNAPC2 for use in treating ACS, including unstable angina (UA) and non-ST segment elevation myocardial infarction (NSTEMI).

On January 28, 2004, the Company signed an Amended and Restated Secreted Protein Development and Collaboration Agreement with Deltagen, Inc. Prior to this amended agreement, on June 27, 2003, Deltagen commenced a Chapter 11 case in California Bankruptcy Court seeking bankruptcy protection. The amended agreement, when effective, grants the Company certain license rights to Deltagen’s Knock-Out Technology. On March 8, 2004, the California Bankruptcy Court approved an amendment to the Company’s agreement with Deltagen. Under the amendment, the Company assigns to Deltagen its rights in 46 of the genes that entered the collaboration and grants Deltagen a non-exclusive license to certain technology arising out of the collaboration related to those 46 genes. In exchange, Deltagen relinquishes any rights it had under the agreement to the other 115 genes that entered the collaboration and grants the Company certain rights to Deltagen’s Knock-Out Technology related to those 115 genes. In addition, Nuvelo and Deltagen granted each other general releases under the amendment with respect to any obligations or activities under the collaborations.

6. Segment Information

        The Company is engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. The Company is co-developing with Amgen on its lead product candidate, alfimeprase, which is currently in two Phase 2 clinical trials in two indications, peripheral arterial occlusion and catheter occlusion. Recently, the Company partnered with privately held Archemix to develop ARC183 with the anticipation of beginning a Phase 1 trial in the second half of 2004. The Company also in-licensed the clinical stage product, rNAPc2 from Dendreon, which is currently pending reinitiation of a Phase 2a trial in ACS. Additional programs include drug discovery focused on antibody targets and secreted proteins. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Reportable segments are Nuvelo, Inc., which develops and intends to market therapeutic drugs for the treatment of human diseases; and Callida Genomics, Inc., which develops and intends to commercialize the sequencing-by-hybridization (SBH) technology including the high-speed DNA sequencing chip. Segment operating results are measured based on net loss before tax. There are no inter-segment sales.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION

(in thousands)

	THREE MONTHS ENDED MARCH 31, 2004
	Nuvelo	Callida	Total
Contract revenues	$78	$564	$642
Loss from operations	(16,963)	(512)	(17,475)
Net loss	(17,166)	(512)	(17,678)
Total assets	117,840	1,885	119,725

	THREE MONTHS ENDED MARCH 31, 2003
	Nuvelo	Callida	Total
Contract revenues	$759	$524	$1,283
Loss from operations	(11,699)	(1,712)	(13,411)
Net loss	(11,871)	(1,712)	(13,583)

The primary sources of the Nuvelo segment revenues in the first quarter of 2004 are from sub-licenses and royalties of our Human Methylenetetrahydrofolate Reductase (MTHFR) technology. The primary sources of the Nuvelo segment revenues during the first quarter of 2003 are from the Affymetrix license and the Celera Diagnostics license. The sources of the Callida segment revenues in the first quarter of 2004 are primarily from the National Institute of Standards and Technology (NIST) grant and the National Institute of Health (NIH) grants. The source of the Callida segment revenues in the first quarter of 2003 is primarily from the NIST grant. As of December 31, 2003, total assets for the Nuvelo and Callida segments were $55.8 million and $2.0 million, respectively.

7. Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

In November 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” concerning the meaning of the term “other-than-temporary” as it applies to impairment losses on various types of investments. The EITF reached a consensus that an investor should estimate the fair value of a cost method investment when an impairment indicator is present. Impairment indicators are relevant only for cost method investments for which the investor is not otherwise required to estimate the fair value on an annual basis. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company is assessing the impact of EITF 03-1 on its consolidated financial position and results of operations.

8. Transactions with Related Parties

On August 5, 2003, the Company and Dr. George Rathmann entered into a second amendment of the Amended and Restated Line of Credit Agreement to extend the expiration date set forth in the agreement in order to give the Company and Dr. Rathmann time to engage in discussions regarding potential modifications to the agreement. The original expiration date of August 5, 2003 was extended to September 5, 2003. A subsequent waiver was granted to Nuvelo by Dr. Rathmann to waive any and all rights to receive payment from Nuvelo before November 5, 2003. On November 5, 2003, the parties agreed that Nuvelo would begin repayment of the outstanding principal of $11.0 million in 48 equal monthly installments of $229,167 beginning November 6, 2003, and ending October 6, 2007. A final payment of acrrued interest will be made on October 6, 2007. The previously reported $9.0 million available under the $20.0 million line of credit has expired. All other terms of the line of credit agreement remain in effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission (SEC). Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

Overview

We are strategically focused on the discovery, development and commercialization of life improving therapeutics for human disease. As part of this plan, we will dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including alfimeprase, which entered two Phase 2 trials in the first half of 2003, rNAPc2, which is currently being reinitiated in a Phase 2a clinical trial, and ARC183, with an IND anticipated to be filed in mid-2004.

We intend to leverage our proprietary gene collection and opportunistic in-licensing and collaboration strategy to build upon our pipeline of attractive therapeutic candidates. We also intend to out-license or collaboratively partner our immunotherapeutic antibody portfolio and monetize non-core assets including our microarray business, pharmacogenomic technology and molecular diagnostic programs, to further support our biopharmaceutical development programs. Our focus is on building a successful biopharmaceutical business. This strategy reflects our commitment to creating a valuable product-focused company that leverages our drug discovery and development expertise. To execute on this strategy, we will align our assets and resources and efficiently manage our finances to provide our key development programs with the greatest chance of success.

Alfimeprase, our lead development program, successfully completed its Phase 1 trial in acute peripheral arterial occlusion (PAO) in the first quarter of 2003. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and pharmacokinetics of alfimeprase, and was completed in twenty patients across seven centers in the United States. The results show that alfimeprase was safe and well-tolerated. There were no drug related adverse events. In addition, we filed an IND application for a second indication in catheter occlusion. We initiated two Phase 2 programs with alfimeprase in the first half of 2003 in both PAO and catheter occlusion. On September 25, 2003, we announced successful completion of a planned interim analysis of our Phase 2 trial with alfimeprase for the potential treatment of PAO. This interim analysis was conducted on data from the first 36 patients enrolled in the trial. Following review of the patient data, the Data Safety and Monitoring Board (DSMB) and the Trial Steering Committee recommended that we continue to move forward with all three doses. At an investigator meeting following the interim analysis, it was recommended that we concentrate on the two highest doses of alfimeprase. This change will result in 115 patients being treated. Based on the current rate of enrollment, we project completing enrollment of the Phase 2 PAO trial in the second quarter of 2004. If we successfully complete the Phase 2 trial and discussions with the FDA regarding the design of our planned Phase 3 trial, we expect to begin a Phase 3 PAO trial in the second half of 2004. Our second medical indication, catheter occlusion, is currently in a Phase 2 multi-center, double-blind, randomized study in patients with occluded catheters comparing three doses of alfimeprase against the approved dose of Cathflo®Activase®. We have recently increased the number of sites participating in the trial and, as a result, we have seen increased enrollment over the past few months. We project completing an interim analysis on the first 48 patients in the second quarter of 2004.

On January 12, 2004, we entered into a worldwide collaboration agreement with Archemix to develop and commercialize ARC183, a novel thrombin inhibitor, that we intend to develop for potential use in CABG surgery, PCI and other acute anticoagulant applications. ARC183 is a DNA aptamer, which is a single-stranded DNA molecule consisting of 15 deoxynucleotides that forms well-defined three-dimensional configuration, allowing it to bind to thrombin with high affinity and specificity. The key advantage of ARC183 compared to other thrombin inhibitors is its rapid onset of action and short half-life, giving it the potential to be an ideal agent for medical procedures that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is completed. We paid Archemix an upfront fee of $3.0 million. We will make a milestone payment upon initiation of the Phase 2 trial, and additional payments upon the designation of any backup compounds. Under the terms of the agreement, Archemix will initially lead development and be responsible for all clinical development activities. As part of the transaction, Nuvelo and Archemix will equally share all revenues and costs associated with the development and commercialization of ARC183 after we fund the first $4.0 million in research and development costs. We will have the option to lead commercialization efforts in which both companies may participate. We anticipate that an IND application for ARC183 will be filed in the first half of 2004. If the FDA accepts our IND, we expect that the Phase 1 clinical trial will begin in the second half of 2004.

        On February 4, 2004, we entered into a worldwide licensing agreement with Dendreon for rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties resulting from its ability to block the Factor VIIa/Tissue Factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Compared to other commercially available anticoagulants, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 is designed to block the first step in the clotting cascade, inhibiting coagulation before it starts. By blocking the coagulation cascade at such an early stage, rNAPc2 could prove to be safer and more effective in treating patients with conditions such as ACS or as a prophylactic against clot formation. To date, rNAPc2 has been shown to be well-tolerated in over 500 patients and healthy volunteers in several Phase 1 and 2 studies. The indication that we are currently pursuing for rNAPc2 is ACS. Under the terms of the agreement, we paid Dendreon an upfront fee of $500,000 in cash and $3.5 million in Nuvelo common stock. We will pay Dendreon milestone payments for the first dosing of the first patient in a Phase 3 clinical trial, for a new drug application (NDA) submission and for the first commercial sale of a licensed product. We will also pay Dendreon milestone payments for achievement of these milestones in a second indication. We will pay Dendreon royalties if it reaches commercialization. In addition, we will pay Dendreon milestone payments of licensed products for the Ebola Indication for net sales in excess of certain amounts. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products. We are currently reinitiating a Phase 2a double-blind, placebo controlled clinical trial with rNAPC2 for use in treating ACS, including unstable angina (UA) and non-ST segment elevation myocardial infarction (NSTEMI).

We raised approximately $69.6 million, net of total underwriters’ fee and stock issuance costs of $5.2 million, from our recent sale of 5,750,000 shares of our common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, in a public offering at a price of $13.00 per share on March 8, 2004. We intend to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

RESULTS OF OPERATIONS

Contract Revenues

Comparison of the Three Months Ended March 31, 2004 and 2003.

Revenues decreased by $0.7 million to $0.6 million for the three months ended March 31, 2004 from $1.3 million for the comparable period ended March 31, 2003 due to completion of the recognition of our license fee revenue from the Affymetrix collaboration for the development of a high speed universal DNA sequencing chip in 2003 and decreased grant revenue of $0.4 million from NIST in the first quarter of 2004, partially offset by increased new grant revenue of $0.4 million from NIH in the first quarter of 2004.

Revenues earned by our Nuvelo segment were $0.1 million for the three months ended March 31, 2004, compared to $0.8 million during the same period of 2003. Our Callida segment had revenues of $0.6 million for the three months ended March 31, 2004, compared to $0.5 million in the same period of 2003. We anticipate that revenues will remain small as we continue to focus on clinical development and work toward commercialization of our product candidates, alfimeprase, rNAPc2 and ARC183.

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

Operating Expenses

	THREE MONTHS ENDED MARCH 31,
	2004	2003	% Change
Research and development	$16,313	$10,803	51%
General and administrative	1,825	3,847	-53%
(Gain) loss on sale of assets	(21)	44	-148%

Total operating expense	$18,117	$14,694	23%

Comparison of the Three Months Ended March 31, 2004 and 2003.

Research and development (R&D) expenses consist of personnel costs and other R&D related operating expenses predominantly covering clinical trial costs, supplies, outside services, licenses and royalties fees, depreciation and amortization, and facilities expenses. Total R&D expenses increased to $16.3 million for the three months ended March 31, 2004, compared to $10.8 million for the comparable period ended March 31, 2003. The increase was primarily due to total upfront fees of $7.0 million paid in connection with our collaboration agreement with Archemix and licensing agreement with Dendreon in addition to $1.8 million clinical trial expense reimbursement related to our Archemix collaboration; partially offset by $1.6 million in savings realized from completion of the shut-down of our Variagenics’ operations in the third quarter of 2003, and a facility’s purchase option expense of $0.3 million incurred in the first quarter of 2003 relating to our lease termination of the Humboldt Court facility.

General and administrative expenses decreased to $1.8 million for the three months ended March 31, 2004, compared to $3.9 million for the comparable period ended March 31, 2003. The decrease was primarily due to $1.3 million in cost savings realized from our Variagenics’ operation shut-down in the third quarter of 2003, and personnel related cost savings realized from various headcount reductions carried out in the first, third and fourth quarters of 2003.

Our Nuvelo segment had operating expenses of $17.0 million for the three months ended March 31, 2004, compared to $12.5 million for the comparable period ended March 31, 2003. Our Callida segment had operating expenses of $1.1 million for the three months ended March 31, 2004, compared to $2.2 million for the comparable period ended March 31, 2003.

        Excluding our upfront payments made in conjunction with ARC 183 and rNAPc2 in the first quarter of 2004, we expect total operating expenses to increase for the remainder of 2004 for clinical development costs as we continue to advance our drug candidates, alfimeprase, rNAPc2, and ARC183 through clinical trials. In addition we have incurred liabilities of $10.9 million for clinical development and drug manufacturing costs as of March 31, 2004, of which $3.6 million has been expensed and $7.3 million is expected to be expensed within the next twelve months as we advance alfimeprase into Phase 3 clinical trials in the second half of 2004. We may also incur milestone expenses for our rNAPc2 and ARC183 drug candidates within the next twelve months.

Interest Income and Expense

Comparison of the Three Months Ended March 31, 2004 and 2003.

Our net interest income and expense remained flat at $0.2 million for the three months ended March 31, 2004 and for the comparable period ended March 31, 2003. The unchanged net result is related to increased interest income primarily due to higher average cash and investment balances from our financing activities in October 2003 and March 2004, which is offset by amortization of premium of corporate debt securities held to maturity in our short-term investment account.

Net Loss

Comparison of the Three Months Ended March 31, 2004 and 2003.

Since our inception, we have incurred operating losses, and as of March 31, 2004 we had an accumulated deficit of $221.2 million. We incurred a net loss for the three months ended March 31, 2004 of $17.7 million, compared to a net loss of $13.6 million in the comparable period ended March 31, 2003. Our Nuvelo segment had net losses of $17.2 million for the three months ended March 31, 2004, compared to net losses of $11.9 million in the comparable period ended March 31, 2003. Callida had net losses of $0.5 million for three months ended March 31, 2004, as compared to losses of $1.7 million in comparable period ended March 31, 2003.

The increased net loss in the first quarter of 2004 resulted primarily from increased license expenses incurred in connection with our worldwide license fees paid for our novel anticoagulant, rNAPc2 and our worldwide collaboration agreement fees and development expenses for our thrombin inhibitor, ARC183, and was partially offset by the decreased general and administrative and other research and development expenses in the three months ended March 31, 2004 as compared to three months ended March 31, 2003. We expect to continue to incur significant operating losses for the foreseeable future, which may increase substantially as we continue clinical development of our lead drug candidate, alfimeprase, continue clinical development of our two new drug candidates rNAPc2 and ARC183, further expand research and development of our potential biopharmaceutical product candidates, and continue to prosecute and enforce our intellectual property rights. These losses may be partially offset by our efforts to monetize non-core assets in the near future.

LIQUIDITY AND CAPITAL RESOURCES

First Quarter Highlights:

Completed financing resulting in net proceeds received in the first quarter of approximately $69.6 million

Entered into a worldwide license agreement for rNAPc2 with a license fee of $4.0 million

$0.5 million in cash paid and expensed in the first quarter

$3.5 million in common stock expensed in the first quarter

Entered into a worldwide collaboration with Archemix to develop ARC183

$3.0 million collaboration fee paid and expensed in the first quarter

$1.8 million expensed for drug development costs to be paid in the second quarter

	(Dollars in Thousands)
	March 31, 2004	December 31, 2003
Cash, Cash Equivalents & Short Term Investments	$94,026	$34,189
Total Assets	119,725	57,809
Working Capital	76,087	25,772
Accrued Clinical Trial Liabilities	10,881	5,552
Capital Lease, Line of Credit and Notes Payable	19,002	20,212
Stockholders’ Equity	$78,650	$22,701

To date our primary source of liquidity has been cash from financing activities, collaboration receipts and our merger with Variagenics on January 31, 2003. We believe that currently, we have adequate cash reserve to fund our operations through 2005.

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash on Deposit

As of March 31, 2004, we had $94.0 million in cash, cash equivalents and short-term investments. This amount reflects a net increase of $59.8 million from $34.2 million as of December 31, 2003. This increase resulted from cash provided by sale of common stock through financing activities completed in October 2003 and in March 2004.

In addition, we have $0.5 million in total restricted cash on deposit. This restricted cash is security for a $0.5 million letter of credit in conjunction with a facility lease for our office at 675 Almanor Avenue in Sunnyvale, California. The cash on deposit in conjunction with these letters of credit is restricted and cannot be withdrawn. Provided that no default has occurred under the lease for the 675 Almanor facility, the letter of credit and the cash collateralizing it may be reduced to $0.1 million in the third quarter of 2004. We control the investment of the restricted cash and receive the interest earned thereon.

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

Cash Used in Operating Activities

Net cash used in operating activities decreased $1.7 million to $8.8 million in the first three months of 2004 compared to $10.6 million during the same period in 2003. The decrease in cash used in operating activities was primarily due to expenses incurred by Variagenics in the first quarter of 2003 which were eliminated, and was partially offset by a decrease in collaboration revenue, primarily Affymetrix license revenue, in the first quarter of 2004.

We expect a net increase in operating expenses in the second quarter of 2004 as we continue to balance increased clinical development and manufacturing costs with cost cutting measures and potential licensing and collaboration receipts. We have incurred liabilities of $10.9 million for manufacturing of alfimeprase phase 2 and phase 3 drug product and other clinical development costs. We anticipate cash outflows of the accrued liability within the next twelve months as we advance our lead drug candidate, alfimeprase into and through phase 3 clinical trials. We also anticipate incurring significant additional drug manufacturing costs and clinical development costs related to our three drug candidates.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $7.5 million during the first three months of 2004, compared to $33.1 million during the comparable period ended March 31, 2003. The decrease in net cash provided by investing activities was primarily due to increased cash and short-term investments assumed from the acquisition of Variagenics during the first quarter of 2003. New capital equipment purchases remained flat at $0.2 million for the three months ended March 31, 2004, as we continue to minimize and control capital expenditures. Other than purchases and sales of short term investments, we expect net cash provided by investing activities to stay at a low level for the foreseeable future.

Cash Provided by Financing Activities

We generated cash of $68.8 million and $0.5 million from financing activities in the three months ended March 31, 2004 and 2003, respectively. Net cash generated in financing activities for Nuvelo in the three months ended March 31, 2004 resulted from proceeds from a public offering completed on March 8, 2004 and from exercise of stock options and from the employee stock purchase plan, partially offset by payments made on our lease and loan obligations. Net cash provided by financing activities in the three months ended March 31, 2003 was due to additional drawdown made from a line of credit, made available to us by the chairman of our board of directors, partially offset by payments made on our lease obligations. The remaining line of credit from our chairman has expired, and we have begun paying down this line of credit through a plan of 48 monthly installments that started in November of 2003. There was no cash generated by financing activities in the first three months of 2004 and 2003 by Callida.

As of March 31, 2004, 441,358 shares of our common stock were issuable upon repayment of a note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors – We Must Be Able to Continue to Secure Additional Financing” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we may have to additionally curtail the scope of our operations.

Operating Leases

Through March 31, 2004, we were leasing three facilities under operating lease agreements, two of which expire in June 2005 and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis.

Our minimum future rental commitments under non-cancelable operating leases at March 31, 2004 are as follows (in thousands):

Minimum Rental Commitments
For the remaining nine months ended December 31,
2004	2,120
For the year ended December 31,
2005	5,693
2006	7,260
2007	7,479
2008	7,707
2009 and thereafter	18,909

$49,169

Critical Accounting Policies and Estimates

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent amounts. While we believe our estimates, judgments, and assumptions are reasonable, the inherent nature of estimates is such that actual results will likely be different from the estimates made.

We have not made changes to our critical accounting policies as presented in our Form 10-K filed on March 12, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoptionof SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

In November 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” concerning the meaning of the term “other-than-temporary” as it applies to impairment losses on various types of investments. The EITF reached a consensus that an investor should estimate the fair value of a cost method investment when an impairment indicator is present. Impairment indicators are relevant only for cost method investments for which the investor is not otherwise required to estimate the fair value on an annual basis. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. We are currently assessing the impact of EITF 03-1 on our consolidated financial position and results of operations.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

Future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2004, we had 31,839,223 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of March 31, 2004, our affiliates held 6,546,649 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act, or pursuant to effective registration statements. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future.

        As of March 31, 2004, warrants to purchase 1,757,633 shares of our common stock were outstanding. Options to exercise 2,471,120 shares of our common stock were outstanding under our 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option

Plan, and stock option agreements entered into outside of any of our stock option. In addition, we have 1,476,963 shares remaining for future option grants under our stock option plans. Under our Employee Stock Purchase Plan, we have approximately 82,396 shares of our common stock reserved for future issuance as of March 31, 2004. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms.

As of March 31, 2004, 441,358 shares of our common stock were issuable upon repayment of a note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock.

We have not achieved profitability, have recent and anticipated continuing losses and may never become profitable.

For the years ended December 31, 2001, 2002 and 2003, we had net losses of $36.5 million, $45.0 million and $50.2 million, respectively. As of March 31, 2004, we had an accumulated deficit of $221.2 million.

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

Excluding our three clinical and development stage drug candidates, our potential products currently are in research or preclinical development, and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. A high percentage of our expenses are fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

We will need to raise additional capital, and such capital may be unavailable to us when we need it or not available on acceptable terms.

Even though we raised net $69.6 million during our recent public offering completed on March 8, 2004, we will need to continue to raise significant additional capital. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to grant rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

If we are unable to obtain additional financing when we need it, the capital markets may perceive that we are not able to raise the amount of financing we desire, or on the terms that we desire. This perception, if it occurs, may negatively affect the trading price of our common stock. In addition, a new equity financings could result in significant dilution of current stockholders’ equity interests. If sufficient capital is not available, we may be forced to delay, reduce the scope of, eliminate or divest one or more of our subsidiaries or our discovery, research or development programs. Any such action could significantly harm our business, financial condition and results of operations.

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	our ability to attract additional financing on favorable terms;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	our ability to maintain, and the financial commitments involved in our existing collaborative and licensing arrangements;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing our material for preclinical, clinical and commercial purposes;

•	progress in our clinical studies of alfimeprase and rNAPc2;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary, Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit from our Chairman, Dr. George B. Rathmann;

•	legal and Nasdaq restrictions that impede our ability to raise funds from private placements of our common stock;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

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

Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our product candidates:

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials.

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

In our collaboration with Archemix, we share equally all research and developments costs and revenues after we fund the first $4.0 million in research and development costs. We will make a milestone payment of $10.0 million upon commencement of a Phase 2 trial and will reimburse $1.8 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We are obligated to make the Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix or Archemix does not meet its obligations under the agreement and we terminate the collaboration for default by Archemix. We have the option to lead commercialization in which both parties may participate if we establish commercialization capabilities, however, if we do not establish such commercialization capabilities, Archemix or a third party selected by the parties’ joint steering committee will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses. If we cannot develop an internal sales force, we will not be able to lead commercialization activities on our own. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

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

In our licensing arrangement with Dendreon, we are obligated to make milestone payments prior to and upon commercialization, if any, including $2.0 million upon the first dosing of the first patient in a Phase 3 clinical trial for the first indication. There is no guarantee that we will reach commercialization or that our product will be accepted by the market. In addition, we may not generate any revenue from this licensing arrangement.

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

•	disagreements with third parties that could delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between their work for us and their work for another entity, and the loss of their services;

•	failure to locate acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them;

•	inability of third parties to manufacture our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates; and

•	lack of all necessary intellectual property rights to manufacture our drug candidates.

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

We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an IND, with the FDA, and proceed with clinical trials for any of our drug candidates. We currently rely on Amgen to manufacture our clinical drug product, alfimeprase. We also rely on other third parties to manufacture rNAPc2 and ARC183. The cost of manufacturing our drug product by Amgen is based upon a standard cost which has not been determined. This cost may be more than we are anticipating and may make it difficult or impossible to profitably market alfimeprase.

We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies, in order to gather the data necessary to file INDs with the FDA for ARC183 or any of our drug candidates. ARC183 and our other drug candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture these drug candidates at a cost or in quantities necessary to make them commercially viable. In addition, if ARC183 or any of our other drug candidates enter the clinical trial phase, we will initially depend on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current cGMP grade material in order to conduct clinical trials of ARC183 and our other drug candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for ARC183 or any of our drug candidates.

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

We currently have, or have in-licensed, issued patents and pending patent applications that cover portions of our in-licensed clinical products. ARC183 is covered both by a US patent specifically claiming ARC183 and by US patents covering aptamers generically. However, there are no equivalent international applications pending specifically claiming ARC183. International patent applications generically covering aptamers are pending but we cannot assure you that such patents will issue. We also currently have patents that cover some of our technological discoveries and patent applications that we expect to protect some of our gene, protein and technological discoveries. We have approximately 30 issued patents relating to our gene and protein discoveries. We also currently have or have rights to 44 issued patents which cover or describe, respectively, single nucleotide polymorpohisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. In addition, we have rights to 22 issued U.S. patents relating to the in-licensed clinical products. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued or licensed to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

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

In October 2001, we formed Callida to develop and commercialize our SBH technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third-party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from biopharmaceutical projects. In March 2003, Callida reduced its number of employees from 25 to 7 in order to preserve cash. As of March 31, 2004, Callida and its subsidiary, N-Mer, Inc., had approximately $207,000 in cash and investments available for future operations.

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

Our research and development and production activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, patient tissue and blood samples. We, our collaborators and service providers are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we, our collaborators or service providers fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations.

In addition, our collaborators and service providers may be working with these types of hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

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

Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. Currently we are in the process of approving a settlement by and between the issuers that are defendants in the lawsuit, the insurers of those issuers, and the plaintiffs. We believe that any loss or settlement amount will not be material to our financial position or results of operation, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, we cannot assure you that this will be the case until a final settlement is executed. Failure to finalize a settlement could require us to pay substantial damages.

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

We have implemented anti-takeover provisions which could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

The existence of our stockholder rights plan and provisions of our certicicate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

•	establish a classified board of directors so that not all members of our board may be elected at one time;

•	authorize the issuance of up to 5,000,000 shares of preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at a stockholder meeting.

Specifically, our certificate of incorporation provides that all stockholder action must be effected at a duly called meeting and not by a consent in writing. The by-laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our common stock. These provisions of our certificate of incorporation and our by-laws could discourage potential acquisition proposals and could delay or prevent a change in control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

On June 5, 1998, our board of directors adopted a rights plan and declared a dividend with respect to each share of our common stock then outstanding. This dividend took the form of a right, which entitles the holders to purchase one one-thousandth of a share of our Series A junior participating preferred stock at a purchase price that is subject to adjustment from time to time. These rights have also been issued in connection with each share of our common stock issued after June 15, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of our outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors. This rights agreement was amended on March 19, 2004, to ensure that it would remain in full force and effect after our reincorporation under Delaware law.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10 percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

•	the board of directors approved the transaction where the stockholder acquired 15 percent or more of the corporation’s stock;

•	after the transaction in which the stockholder acquired 15 percent or more of the corporation’s stock, the stockholder owned at least 85 percent of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

The provisions of our governing documents, our existing agreements and current Delaware law may, collectively:

•	lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

•	discourage bids for our common stock at a premium over market price; and

•	generally deter efforts to obtain control of us.

If registration rights that we have previously granted are exercised, then our stock price may be negatively affected.

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of March 31, 2004, these registration rights covered approximately 1,757,633 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

We also have exposure to changes in interest rates in our line of credit with our chairman of the board, which bears interest at the prime rate plus one percent. Our interest rate exposure is mitigated by our ability to repay amounts outstanding under the line of credit with our common stock.

Changes in interest rates do affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days. Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest. Changes in interest rates do not affect our note payable as it bears a fixed rate of interest.

There were no significant changes in our market risk exposures through the first quarter of 2004 since our Form 10-K filing on March 12, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp., and Variagenics, Inc. (1)
2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	By-Laws of the Registrant. (2)
3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc. (3)
3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split. (4)
4.1	Form of Nuvelo, Inc. Common Stock Certificate. (2)
4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998. (5)
4.3	Hyseq, Inc. Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000. (6)
4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)
4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)
4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation. (7)
4.7	Warrant to Purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002. (6)
4.8	Form of Warrant, dated as of April 5, 2002. (8)
4.9	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation. (2)
4.10	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)
4.11	Reference is made to Exhibits 3.1 through 3.4.
10.50	Collaboration Agreement, dated as of January 12, 2004, between Nuvelo, Inc. and Archemix Corp. (4)
10.51	License Agreement, dated as of February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc. (4)
10.52	Amended and Restated Secreted Protein Development and Collaboration Agreement, dated January 28, 2004, between Deltagen, Inc. and Nuvelo, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 19, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(b) Reports on form 8-K

DATE OF FILING	SUBJECT
January 14, 2004	Form 8-K, Item 5, press release announcing Nuvelo, Inc.’s collaboration agreement with Archemix Corp.
February 5, 2004	Form 8-K, Item 5, press release announcing Nuvelo, Inc.’s worldwide licensing agreement with Dendreon Corporation, and Item 12, press release furnishing financial results for the fiscal year ended December 31, 2003.
February 19, 2004	Form 8-K, Item 5, announcing the completion of annual audit on financial results for the year ended December 31, 2003, including two agreements with Archemix Corp., dated January 12, 2004, and Dendreon San Diego LLC and Dendreon Corporation, dated February 4, 2004.
March 3, 2004	Form 8-K, Items 5, announcing the pricing of Nuvelo, Inc.’s underwritten public offering of 5,000,000 shares of its common stock at an offering price to the public of $13.00 per share.
March 26, 2004	Form 8-K, Item 5, announcing the change of Nuvelo Nevada’s state of incorporation from Nevada to Delaware (the “Reincorporation”).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ Peter S. Garcia

Peter S. Garcia Senior Vice President and Chief Financial Officer

Date: May 10, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp., and Variagenics, Inc. (1)
2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	By-Laws of the Registrant. (2)
3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc. (3)
3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split. (4)
4.1	Form of Nuvelo, Inc. Common Stock Certificate. (2)
4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998. (5)
4.3	Hyseq, Inc. Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000. (6)
4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)
4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)
4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation. (7)
4.7	Warrant to Purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002. (6)
4.8	Form of Warrant, dated as of April 5, 2002. (8)
4.9	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation. (2)
4.10	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)
4.11	Reference is made to Exhibits 3.1 through 3.4.
10.50	Collaboration Agreement, dated as of January 12, 2004, between Nuvelo, Inc. and Archemix Corp. (4)
10.51	License Agreement, dated as of February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc. (4)
10.52	Amended and Restated Secreted Protein Development and Collaboration Agreement, dated January 28, 2004, between Deltagen, Inc. and Nuvelo, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 19, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.