Form 10-Q
period 2004-06-30
NUVELO INC
filed 2004-08-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 31, 2004: 31,944,244

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$19,267	$13,141
Short-term investments	60,728	21,048
Prepaid clinical trial costs	10,069	4,026
Other current assets	2,432	1,642

Total Current Assets	92,496	39,857

Restricted cash	501	501
Equipment, leasehold improvements and capitalized software, net	8,401	9,955
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,421	2,825

Total Assets	108,490	57,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	2,779	1,712
Accrued professional fees	229	494
Deferred rent	7,357	4,597
Accrued interest	1,954	1,560
Current portion of capital lease and loan obligations	4,413	4,741
Clinical trial and drug manufacturing costs	10,140	—
Other current liabilities	676	981

Total Current Liabilities	27,548	14,085

Noncurrent portion of line of credit	6,417	7,792
Other noncurrent liabilities - drug manufacturing costs	—	5,552
Noncurrent portion of capital lease	351	1,079
Note payable, long term	6,600	6,600

Total Liabilities	40,916	35,108

Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 31,920,138 and 25,621,235 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	32	26
Additional paid-in capital	300,046	226,279
Deferred stock compensation	—	(30)
Accumulated other comprehensive income	(307)	(15)
Accumulated deficit	(232,197)	(203,559)

Total stockholders’ equity	67,574	22,701

Total liabilities and stockholders’ equity	$108,490	$57,809

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

Condensed Consolidated Statements Of Operations

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Contract revenues	$910	$394	$1,553	$1,678

Operating expenses:
Research and development	9,785	7,270	26,097	18,072
General and administrative	2,075	7,675	3,900	11,523
(Gain) loss on sale of assets	(4)	1,518	(24)	1,562

Total operating expenses	11,856	16,463	29,973	31,157

Loss from operations	(10,946)	(16,069)	(28,420)	(29,479)

Realized gain on investment	—	—	—	40
Interest income	990	151	1,467	300
Interest expense	(1,004)	(390)	(1,685)	(751)

Net loss	$(10,960)	$(16,308)	$(28,638)	$(29,890)

Basic and diluted net loss per share	$(0.34)	$(0.77)	$(0.97)	$(1.59)

Shares used in computing basic and diluted net loss per share	31,870	21,050	29,630	18,810

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
NET CASH USED IN OPERATING ACTIVITIES	$(21,299)	$(24,379)

Cash flows from investing activities:
Purchases of property and equipment	(407)	(202)
Purchases of short-term investments	(59,099)	—
Maturities of short-term investments	19,127	17,536
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	—	25,715
Proceeds from sale of assets	26	78

NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(40,353)	43,127

Cash flows from financing activities:
Payment on capital lease and loan obligations	(2,431)	(1,175)
Proceeds from drawdown on line of credit	—	1,000
Cash restricted for letter of credit	—	(756)
Proceeds from issuance of common stock (public offering), net	69,455	—
Proceeds from issuance of common stock upon exercise of options and under Employee Stock Purchase Plan	754	500

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	67,778	(431)

Net increase in cash	6,126	18,317
Cash and cash equivalents at beginning of period	13,141	2,225

Cash and cash equivalents at end of period	$19,267	$20,542

Supplemental disclosures of cash flow information:
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$—	$48,768

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc., also referred to as Nuvelo, the Company, we, us, or our, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc, also referred to as Callida Genomics, or Callida. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Significant Accounting Policies

During interim periods, the Company has followed the accounting policies described in its Form 10-K for the fiscal year ended December 31, 2003. Please refer to the Annual Report to Shareholders for the same period when reviewing this Form 10-Q.

3. Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS No. 123 as amended by SFAS No. 148 had the fair value method been used. The Company’s pro forma information follows (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(10,960)	$(16,308)	$(28,638)	$(29,890)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	27	—	56
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,759)	(1,485)	(2,719)	(2,843)

Pro forma net loss	(12,719)	(17,766)	(31,357)	(32,677)

Basic and diluted net loss per share as reported	$(0.34)	$(0.26)	$(0.97)	$(0.53)
Pro forma basic and diluted net loss per share	(0.40)	(0.28)	(1.06)	(0.58)

4. Stock Split

On February 23, 2004, the Company implemented a 1 for 3 reverse stock split and reduced the number of outstanding shares of common stock accordingly. On the effective date of February 23, 2004, each holder of record was deemed to hold one share of common stock for every three shares held immediately prior to the effective date. The Company made cash payments for fractional shares to holders who had a number of shares not divisible by three. The reverse stock split was approved by the Company’s shareholders in June 2003 and was implemented to facilitate a public offering of 5.75 million shares of common stock completed on March 8, 2004.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001. As a result, the Company reduced the common stock in its Consolidated Balance Sheet as of the effective date by approximately $51,000 in 2003, with a corresponding increase in additional-paid-capital. All share and per-share amounts, with the exception of par value, have been retroactively adjusted for all periods presented to reflect the 1-for-3 reverse stock split. The number of common shares authorized for issuance will remain at 100,000,000 shares.

In a public offering completed on March 8, 2004, the Company raised approximately $69.5 million, net of total underwriters’ fees and stock issuance costs of $5.3 million, from its sale of 5,750,000 shares of its common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a price of $13.00 per share. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. The Company expects from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although it currently is not planning or negotiating any such transactions.

5. Licensing and Collaboration Agreements

On January 12, 2004, the Company entered into a worldwide collaboration agreement with Archemix Corporation, also referred to as Archemix, to develop and commercialize ARC183, a thrombin inhibitor that the Company intends to develop for potential use in coronary artery bypass graft, or CABG, surgery, percutaneous coronary intervention, or PCI, and other acute anticoagulant applications that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is complete. The Company paid Archemix an upfront fee of $3.0 million which was charged to R&D expense in the first quarter of 2004. Under the terms of the agreement, the Company expensed $1.8 million in the first quarter and $1.1 million in the second quarter for pre-clinical trial costs incurred in 2004. The Company has reimbursed Archemix $1.8 million of pre-clinical trial costs in the second quarter of 2004 and will reimburse Archemix $1.1 million in the third quarter of 2004. In addition, the Company is also required to make a milestone payment of $10.0 million upon initiation of the Phase 2 trial and $1.0 million upon the designation of any backup compound. Under the terms of the agreement, Archemix is initially responsible for leading development and for all clinical development activities. As part of the transaction, the Company and Archemix equally share all costs associated with its development and commercialization and any revenues associated with commercialization of ARC183 after the Company funds the first $4.0 million in research and development costs. The Company will have the option to lead commercialization efforts in which both companies may participate. An Investigational New Drug, or IND, application for ARC183 was filed in June 2004, and the Company subsequently initiated a Phase 1 clinical trial in August 2004.

On February 4, 2004, the Company entered into a worldwide licensing agreement with Dendreon Corporation for the drug candidate, rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($500,000 in cash and $3.5 million worth of Nuvelo common stock) which was charged to R&D expense in the first quarter of 2004. The Company is required to pay Dendreon milestone payments (ranging from $2.0 million to $6.0 million each) for both rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, submission of a new drug application, or NDA, and first commercial sale. The Company believes that achieving these milestones is uncertain, and most milestones will probably not take place in the next twelve months, if ever. Total future payments, if all milestones are achieved, can reach as much as $21.0 million. In addition, the Company will pay Dendreon milestone payments of up to $2.5 million for net sales in excess of certain amounts for rNAPc molecules commercialized for the diagnosis, treatment or prevention of Ebola hemmorrhagic fever. The Company’s license from Dendreon grants it exclusive worldwide rights to all indications for rNAPc products. The Company is currently investigating rNAPc2 in a Phase 2a double-blind, placebo controlled clinical trial for potential use in treating acute coronary syndromes, or ACS, including unstable angina, or UA, and non-ST segment elevation myocardial infarction, or NSTEMI.

On January 28, 2004, the Company signed an Amended and Restated Secreted Protein Development and Collaboration Agreement with Deltagen, Inc., or Deltagen. The amended agreement grants the Company certain license rights to Deltagen’s knock-out technology. On March 8, 2004, the California Bankruptcy Court approved the amendment to the Company’s agreement with Deltagen. Under the amendment, the Company assigns to Deltagen its rights in 46 of the genes that entered the collaboration and grants Deltagen a non-exclusive license to certain technology arising out of the collaboration related to those 46 genes. In exchange, Deltagen relinquishes any rights it had under the agreement to the other 115 genes that entered the collaboration and grants the Company certain rights to Deltagen’s knock-out technology related to those 115 genes. In addition, Nuvelo and Deltagen granted each other general releases under the amendment with respect to any obligations or activities under the collaborations.

6. Segment Information

The Company has two reportable segments: Nuvelo and Callida Genomics. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Nuvelo develops and intends to market therapeutic drugs for the treatment of human diseases. Callida Genomics develops and intends to commercialize the sequencing-by-hybridization, or SBH, technology including the high-speed DNA sequencing chip. Segment operating results are measured based on net loss before tax. There are no inter-segment sales.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION

(in thousands)

	THREE MONTHS ENDED JUNE 30, 2004			SIX MONTHS ENDED JUNE 30, 2004
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Contract revenues	$20	$890	$910	$99	$1,454	$1,553
Loss from operations	(10,629)	(317)	(10,946)	(27,591)	(829)	(28,420)
Net loss	(10,643)	(317)	(10,960)	(27,809)	(829)	(28,638)

	THREE MONTHS ENDED JUNE 30, 2003			SIX MONTHS ENDED JUNE 30, 2003
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Contract revenues	$198	$196	$394	$957	$721	$1,678
Loss from operations	(15,085)	(984)	(16,069)	(26,784)	(2,695)	(29,479)
Net loss	(15,324)	(984)	(16,308)	(27,195)	(2,695)	(29,890)

	JUNE 30, 2004			DECEMBER 31, 2003
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Total assets	$106,591	$1,898	$108,490	$55,829	$1,980	$57,809

The primary source of the Nuvelo segment revenues in second quarter of 2004 was from royalties of our Human Methylenetetrahydrofolate Reductase, or MTHFR, technology. The primary sources of the Nuvelo segment revenues during second quarter of 2003 were the collaboration with Novartis Pharmaceuticals Corporation and the Celera Diagnostics LLC license. The sources of the Callida segment revenues in the second quarter of 2004 are primarily from the National Institute of Standards and Technology, or NIST, grant and the National Institute of Health, or NIH, grants. The source of the Callida segment revenues in the second quarter of 2003 is primarily from the NIST grant. As of June 30, 2004, total assets for the Nuvelo segment were $106.6 million and total assets for the Callida segment were $1.9 million.

7. Recent Accounting Pronouncements

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

On March 31, 2004, the FASB issued “Share-Based Payment” – an amendment of Statement No. 123 and 95 (Proposed Statement of Accounting Standards) that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans, or ESPPs. The FASB formally proposed to require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and would require instead, that such transactions be accounted for using a fair-value-based method, a measurement method which will be selected upon the adoption of this proposed statement to fair value the Company’s stock options and recognize that value as an expense. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company’s consolidated financial statements, specifically, the consolidated statements of operations and stockholders’ equity (deficit).

8. Contingency

The Company is currently in a dispute with two former employees regarding stock options granted to them in 1994. The Company’s position is that the stock options have expired. The former employees allege that the stock options are exerciseable. As of August 5, 2004, no legal action has been taken by the former employees or the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “will,” “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC. Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

Overview

We are strategically focused on the discovery, development and commercialization of life improving therapeutics for the treatment of acute cardiovascular indications and cancer. As part of this plan, we intend to dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including our lead product candidate alfimeprase, which recently completed two Phase 2 trials in acute peripheral arterial occlusion, or PAO, and catheter occlusion, rNAPc2, an anticoagulant which is currently in a Phase 2a clinical trial in acute coronary syndromes, or ACS, and ARC183, a thrombin inhibitor that began a Phase 1 trial in August 2004.

In addition, we intend to leverage our robust proprietary gene sequence collection and expertise in secreted proteins and antibody targets to identify additional candidates for internal development or collaboration opportunities. We will also continue to employ an opportunistic in-licensing and collaboration strategy to build upon our pipeline of attractive therapeutic candidates. Finally, we intend to out-license or collaboratively partner our antibody target portfolio, co-develop biotherapeutic secreted proteins with our collaboration partner Kirin, and we intend to monetize non-core assets including our microarray business, pharmacogenomic technology and molecular diagnostic programs, to further support our biopharmaceutical development programs.

Alfimeprase, our lead product candidate, is a thrombolytic agent, or blood clot dissolver. Alfimeprase is currently under investigation in two indications, acute PAO and catheter occlusion. On June 5, 2004, preliminary clinical data from the first 87 patients in our Phase 2 trial in acute PAO patients were presented in a late breaking session at the Vascular 2004 Annual Meeting, showing that there was a clear dose response, increasing the rate of restoration of flow as the trial moved from the 0.1 mg/kg dose to the 0.6 mg/kg dose. Following this presentation on June 28, 2004, we announced the completion of enrollment of this trial. Dependent upon discussions with the FDA regarding the design of our planned Phase 3 trial and the potential of securing a special protocol assessment, or SPA, we expect to begin a Phase 3 PAO trial towards the end of 2004 or early 2005.

On June 8, 2004, we announced completion of a planned interim analysis of our Phase 2 trial in patients with occluded central venous catheters. The interim analysis was conducted on data from the first 48 patients enrolled in the trial. Following review of the patient data, the data safety and monitoring board, or DSMB, and the Trial Operations Committee recommended that the trial continue to enroll in the two highest dose groups, compared to the approved dose of Cathflo(R)Activase(R), also referred to as alteplase. In addition, the DSMB identified no safety concerns and no bleeding complications in any of the three alfimeprase dose groups. Based on the report of the DSMB, we subsequently decided to conclude this trial sooner than expected in order to accelerate the program. The Phase 2 trial concluded on July 12, 2004 with 56 patients dosed. Moving forward, we intend to work with the FDA to design a trial focused on obtaining approval in this indication.

On January 12, 2004, we entered into a worldwide collaboration agreement with Archemix Corporation to develop and commercialize ARC183, a thrombin inhibitor, that we intend to develop for potential use in coronary artery bypass graft, or CABG, surgery, percutaneous coronary intervention, or PCI, and other acute anticoagulant applications that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is completed. ARC183 is a DNA aptamer, which is a single-stranded DNA molecule consisting of 15 deoxynucleotides that forms a well-defined three-dimensional configuration, allowing it to bind to thrombin. Under the terms of the Agreement, we paid Archemix an upfront fee of $3.0 million. We have reimbursed Archemix $1.8 million of pre-clinical trial costs in the second quarter of 2004 and will reimburse Archemix $1.1 million in the third quarter of 2004. In addition, we are also required to make a milestone payment of $10.0 million upon initiation of the Phase 2 trial and $1.0 million upon the designation of any backup compound. Under the terms of the agreement, Archemix is initially responsible for leading development and for all clinical development activities. As part of the transaction, Nuvelo and Archemix equally share all costs associated with its development and commercialization and any revenues associated with commercialization of ARC183 after we fund the first $4.0 million in research and development costs. We will have the option to lead commercialization efforts in which both companies may participate. An IND application for ARC183 was filed in June 2004, and we subsequently initiated a Phase 1 clinical trial in August 2004.

On February 4, 2004, We entered into a worldwide licensing agreement with Dendreon Corporation for the drug candidate, rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. To date, over 500 patients and healthy volunteers have received rNAPc2 in several Phase 1 and 2 studies. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($500,000 in cash and $3.5 million worth of Nuvelo common stock). We are required to pay Dendreon milestone payments (ranging from $2.0 million to $6.0 million each) for both rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, submission of a NDA, and first commercial sale. Total future payments, if all milestones are achieved, can reach as much as $21.0 million. We believe that achieving these milestones is uncertain, and most milestones will probably not take place in the next twelve months, if ever. In addition, we will pay Dendreon milestone payments of up to $2.5 million for net sales in excess of certain amounts for rNAPc molecules commercialized for the diagnosis, treatment or prevention of Ebola hemmorrhagic fever indication. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products. We are currently investigating rNAPC2 in a Phase 2a double-blind, placebo controlled clinical trial for potential use in treating ACS, including unstable angina, or UA, and non-ST segment elevation myocardial infarction, or NSTEMI.

In a public offering completed on March 8, 2004, we raised approximately $69.5 million, net of total underwriters’ fees and stock issuance costs of $5.3 million, from the sale of 5,750,000 shares of our common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $13.00 per share. We intend to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

RESULTS OF OPERATIONS

Contract Revenues

Comparison of the Three and Six Months Ended June 30, 2004 and 2003.

Revenues increased by $0.5 million to $0.9 million for the three months ended June 30, 2004, up from $0.4 million for the comparable period ended June 30, 2003 primarily due to increased new grant revenue of $0.6 million from National Institute of Health, or NIH, in the second quarter of 2004.

Revenues decreased by $0.1 million to $1.6 million for the six months ended June 30, 2004, down from $1.7 million for the comparable period ended June 30, 2003. This decrease is due to completion of recognition of license fee revenues of $0.5 million associated with our Affymetrix Inc. collaboration for the development of a high speed universal DNA sequencing chip which was completed in the first quarter of 2003, the completion of of $0.3 million in revenues from the Celera Diagnostics collaboration, and a decrease in National Institute of Standards and Technology, or NIST, grant revenue of $0.2 million, offset by new grant revenue of $1.0 million from the NIH.

Revenues earned by our Nuvelo segment were insignificant for the three months ended June 30, 2004 and $0.1 million for the six months ended June 30, 2004, compared to $0.2 million for the three months ended June 30, 2003 and to $1.0 million for the six months ended June 30, 2003. Our Callida segment had revenues of $0.9 million for the three months ended June 30, 2004 and of $1.5 million for the six months ended June 30, 2004, compared to $0.2 million for the three months ended June 30, 2003 and $0.7 million for the six months ended June 30, 2003. We anticipate that revenues will remain small as we continue to focus on clinical development and work toward the commercialization of our product candidates, alfimeprase, rNAPc2 and ARC183.

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

Operating Expenses

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2004	2003	% Change	2004	2003	% Change
Research and development	$9,785	$7,270	35%	$26,097	$18,072	44%
General and administrative	2,075	7,675	(73)%	3,900	11,523	(66)%
(Gain) loss on sale of assets	(4)	1,518	(100)%	(24)	1,562	(102)%

Total operating expense	$11,856	$16,463	(28)%	$29,973	$31,157	(4)%

Comparison of the Three Months and Six Months Ended June 30, 2004 and 2003.

Research and development, or R&D, expenses consist of personnel costs and other R&D related operating expenses predominantly covering clinical trial and drug manufacturing costs, supplies, outside services, licenses and royalty fees, depreciation and amortization, and facilities expenses. Total R&D expenses increased to $9.8 million for the three months ended June 30, 2004, compared to $7.3 million for the comparable period ended June 30, 2003. The increase was primarily due to additional clinical trial costs of $1.4 million for alfimeprase, and a $1.1 million pre-clinical trial expense reimbursement to Archemix, and $0.2 million Phase 2a clinical trial expense for rNAPc2, as partially offset by $0.5 million in savings realized during the the three months ended June 30, 2004 from completion of the shut-down of our Variagenics’ operations in the third quarter of 2003.

Research and development expenses increased to $26.1 million for the six months ended June 30, 2004 from $18.1 million for the comparable period ended June 30, 2003. The increase was primarily due to total upfront license fees of $7.0 million paid in connection with our collaboration agreement with Archemix and a licensing agreement with Dendreon, and a $2.9 million pre-clinical trial expense related to our Archemix collaboration, partially offset by $2.0 million in savings realized during the the six months ended June 30, 2004 from completion of the shut-down of our Variagenics operations in the third quarter of 2003.

General and administrative expenses decreased to $2.1 million for the three months ended June 30, 2004, compared to $7.7 million for the comparable period ended June 30, 2003. The decrease was primarily due to a $3.6 million lease termination and related expense in connection with management’s decision not to exercise the Humboldt Court facility purchase option, incurred in the second quarter of 2003, Cost savings of $1.2 million was realized during the three months ended June 30, 2004 from shutting down our Variagenics’ operation in the third quarter of 2003, and various personnel-related cost savings realized from headcount reductions carried out in the third and fourth quarters of 2003.

General and administrative expenses decreased to $3.9 million for the six months ended June 30, 2004 from $11.5 million for the comparable period ended June 30, 2003. The decrease in general and administrative expense was primarily due to $3.9 million in lease termination and related expenses in connection with management’s decision not to exercise the Humboldt Court facility purchase option and $2.4 million in savings realized during the the six months ended June 30, 2004 from completion of the shut-down of our Variagenics’ operations, in addition to various personnel related cost savings realized from headcount reductions carried out in the third and forth quarter of 2003.

Our Nuvelo segment had operating expenses of $10.7 million for the three months ended June 30, 2004 and $27.7 million for the six months ended June 30, 2004, compared to $13.8 million for the three months ended June 30, 2003 and $26.2 million for the six months ended June 30, 2003. Our Callida segment had operating expenses of $1.2 million for the three months ended June 30, 2004 and of $2.3 million for the six months ended June 30, 2004, compared to $1.2 million for the three months ended June 30, 2003 and to $3.4 million for the six months ended June 30, 2003.

In addition to our upfront payments made in conjunction with ARC 183 and rNAPc2 in the first quarter of 2004, we expect total operating expenses to increase for the remainder of 2004 for clinical development costs as we continue to advance our drug candidates, alfimeprase, rNAPc2, and ARC183 through clinical trials. As of June 30, 2004, we have recorded current liabilities related to clinical development and drug manufacturing costs of $10.1 million with related prepaid balance of $10.1 million. Thus far, we have expensed cumulatively $1.9 million of drug manufacturing costs, of which $0.4 million was expensed in 2004. In addition, we have expensed $3.0 million of other clinical development costs related to ARC183 and rNAPc2 product candidates in 2004. We expect to expense $9.0 million of drug manufacturing costs within the next twelve months as we advance alfimeprase into Phase 3 clinical trials in the second half of 2004. We may also incur milestone expenses for our rNAPc2 and ARC183 drug candidates within the next twelve months.

Interest Income and Expense

Comparison of the Three Months and Six Months Ended June 30, 2004 and 2003.

Our net interest expense decreased to $14,000 during the three months ended June 30, 2004 and to $218,000 during the six months ended June 30, 2004, from $239,000 during the three months ended June 30, 2003 and from $451,000 during the six months ended June 30, 2003. The decrease in net interest expense is related to increased interest income primarily due to higher average cash and investment balances from financing activities in October 2003 and March 2004, which were offset by increased interest expense related to the amortization of premiums associated with corporate debt securities held to maturity in our short-term investment account.

Net Loss

Comparison of the Three Months and Six Months Ended June 30, 2004 and 2003.

Since our inception, we have incurred operating losses, and as of June 30, 2004, we had an accumulated deficit of $232.2 million. We incurred a net loss of $11.0 million for the three months ended June 30, 2004 and of $28.6 million for the six months ended June 30, 2004, compared to a net loss of $16.3 million for the three months ended June 30, 2003 and of $29.9 million for the six months ended June 30, 2003. Our Nuvelo segment had net losses of $10.7 million for the three months ended June 30, 2004 and of $27.8 million for the six months ended June 30, 2004, compared to net losses of $15.3 million for the three months ended June 30, 2003 and of $27.2 million for the six months ended June 30, 2003. Callida had net losses of $0.3 million for the three months ended June 30, 2004 and of $0.8 million for the six months ended June 30, 2004, as compared to losses of $1.0 million for the three months ended June 30, 2003 and of $2.7 million for the six months ended June 30, 2003.

The decreased net loss in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, resulted primarily from decreased general and administrative expenses, R&D employee costs and depreciation expenses, and the loss on sale of certain assets in 2003 as compared to the six months ended June 30, 2003, which were partially offset by increased license expenses incurred in connection with worldwide license fees and development expenses paid relating to our rNAPc2and ARC183 drug candidates. We expect to continue to incur significant operating losses for the foreseeable future, which may increase substantially as we continue clinical development of our lead drug candidate, alfimeprase, continue clinical development of our rNAPc2 and ARC183, further expand research and development of our potential biopharmaceutical product candidates, potentially in-license other drug candidates, and continue to prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

	(Dollars in Millions)
	June 30, 2004	December 31, 2003
Cash, Cash Equivalents & Short Term Investments	$80.0	$34.2
Total Assets	108.5	57.8
Working Capital	64.9	25.8
Accrued Clinical Trial and Drug Manufacturing Costs	10.1	5.6
Capital Lease, Line of Credit and Notes Payable	17.8	20.2
Stockholders’ Equity	67.6	22.7

To date our primary source of liquidity has been cash from financing activities, collaboration receipts and our merger with Variagenics on January 31, 2003. We believe that, currently, we have adequate cash reserve to fund our operations through 2005.

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash on Deposit

As of June 30, 2004, we had $80.0 million in cash, cash equivalents and short-term investments. This amount reflects a net increase of $45.8 million from $34.2 million as of December 31, 2003. This increase resulted from cash provided by the sale of common stock through financing activities completed in March 2004, as partially offset by cash consumed by our operations during the year-to-date net cash expenses.

In addition, we have $0.5 million in total restricted cash on deposit. This restricted cash is security for a $0.5 million letter of credit in conjunction with a facility lease for our office at 675 Almanor Avenue in Sunnyvale, California. The cash on deposit in conjunction with this letter of credit is restricted and cannot be withdrawn. Provided that no default has occurred under the lease for the 675 Almanor facility, the letter of credit and the cash collateralizing it may be reduced to $0.1 million in the third quarter of 2004. We control the investment of the restricted cash and receive the interest earned thereon.

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

Cash Used in Operating Activities

Net cash used in operating activities decreased $3.1 million to $21.3 million in the first six months of 2004, compared to $24.4 million during the same period in 2003. The decrease in cash used in operating activities was primarily due to the reduction in 2004 of expenses incurred as part of our merger with Variagenics in the first six months of 2003 which were subsequently eliminated last year, and was partially offset by increased license fees of $3.5 million paid in connection with license agreements and increased manufacturing and development costs of $4.8 million paid to Archemix and Amgen for our ARC183 pre-clinical development costs reimbursementand drug manufacturing costs for our lead product candidate, alfimeprase.

We expect a net increase in operating expenses in the third quarter of 2004 as we continue to incur increased clinical development and manufacturing costs. We have incurred liabilities of $10.1 million for the manufacture of alfimeprase for use in Phase 2 and Phase 3 trials and other clinical development costs. We anticipate cash outflows of the accrued liability within the next twelve months as we advance alfimeprase into and through Phase 3 clinical trials. We also anticipate incurring significant additional drug manufacturing costs and clinical development costs related to our three drug candidates.

Cash Used in / Provided by Investing Activities

Net cash used in investing activities was $40.4 million during the first six months of 2004, compared to $43.1 million of net cash provided by investing activities during the comparable period ended June 30, 2003. The increased use of cash from the six months ended June 30, 2003, as compared to the six months ended June 30, 2004 was primarily due to increased purchases of short-term investments as a result of cash raised from the public offering completed in March 2004. New capital equipment purchases increased slightly at $0.4 million for the six months ended June 30, 2004, as we continued to attempt to minimize and control capital expenditures. Other than purchases and sales of short term investments, we expect net cash used by investing activities to stay at a low level for the foreseeable future.

Cash Used in / Provided by Financing Activities

We generated cash of $67.8 million from financing activities in the six months ended June 30, 2004 and used cash of $0.4 million from financing activities in the six months ended June 30, 2003. Net cash provided by financing activities for Nuvelo in the six months ended June 30, 2004 resulted from proceeds from a public offering completed on March 8, 2004, and from the exercise of stock options and the employee stock purchase plan, which was partially offset by payments made on our lease and loan obligations. Net cash used by financing activities in the six months ended June 30, 2003 was due to payments made on our lease obligations and increased cash restricted for letters of credit, partially offset by additional funds drawn from a line of credit, made available to us by the chairman of our board of directors. The remaining line of credit from our chairman has expired, and we have begun paying down this line of credit through a plan of 48 monthly installments that started in November of 2003. There was no cash generated by financing activities in the first six months of 2004 or 2003 by our Callida segment.

As of June 30, 2004, 540,522 shares of our common stock were issuable upon repayment of a note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” below. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we may have to additionally curtail the scope of our operations.

Operating Leases

Through June 30, 2004, we are leasing three facilities under operating lease agreements, two of which expire in June 2005 and one that expires in May 2011. There is no change in any lease agreements since the filing of our Form 10-K on March 12, 2004. The rent is being recognized as expense on a straight-line basis.

Our minimum future rental commitments under non-cancelable operating leases at June 30, 2004 are as follows (in thousands):

Minimum Rental Commitments
For the remaining six months ended December 31,
2004	$804
For the year ended December 31,
2005	5,693
2006	7,260
2007	7,479
2008	7,707
2009 and thereafter	18,909

$47,852

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

On March 31, 2004, the FASB issued “Share-Based Payment,” – an amendment of Statement of No. 123 and 95 (Proposed Statement of Accounting Standards) that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans, or ESPPs. The FASB formally proposed to require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method, a measurement method which will be selected upon the adoption of this proposed statement to fair value our stock options and recognize that value as an expense. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. We currently account for our stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated financial statements, specifically, the consolidated statements of operations and stockholders’ equity (deficit).

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS RELATING TO OUR BUSINESS

Development of our products will take years, and our products require regulatory approval before they can be sold.

We have three clinical stage drug candidates. All of our other potential products currently are in research or preclinical development and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. We cannot be certain that any of our products will be demonstrated to be safe and effective or that we will obtain regulatory approvals. We cannot predict whether we will be able to develop and commercialize any of our drug candidates successfully. If we are unable to do so, our business, results of operations and financial condition will be affected in a materially adverse manner.

We do not yet have products in the commercial markets. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficiency before the FDA and comparable agencies in foreign markets. We cannot apply for regulatory approval of our potential products until we have performed significant additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products or continue clinical testing of alfimeprase, rNAPc2, or ARC183. If we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials that may prevent or limit the use of our products. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. Even if we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition.

The success of our potential products in preclinical studies does not guarantee that these results will be replicated in humans.

Although some of our drug candidates have shown results in preclinical studies, these results may not be replicated in our clinical trials with humans. Consequently, there is no assurance that the results in our preclinical studies are predictive of the results that we will see in our clinical trials with humans or that they are predictive of whether the resulting products will be safe and effective in humans.

Our clinical trials may not yield results that will enable us to obtain regulatory approval for our products.

We will only receive regulatory approval for a drug candidate if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our pending or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex, and expensive processes with uncertain results. It will take us several years to complete our testing, and failure can occur at any stage of testing. Results attained in preclinical testing and early clinical studies, or trials, may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates.

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

Administering our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications.

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

The success of our business is highly dependent on the principal members of our scientific and management staff, including our chairman and senior management team. The loss of the services of any such individual might seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as clinical development. Retaining and training personnel with the requisite skills is challenging, and, if general economic conditions improve, is likely to become extremely competitive, particularly in Northern California where our main office is located.

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. If we do not attract and retain qualified personnel and scientific collaborators, or if we experience turnover or difficulties recruiting new employees, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

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

Our collaboration with Amgen is a 50/50 cost/profit sharing arrangement with certain additional payment obligations by us prior to commercialization and upon regulatory approval. Both parties share worldwide rights to alfimeprase, and Amgen has the option, the decision on such option to be made in the third quarter of 2004, to lead the commercialization in which both parties may participate. If Amgen decides not to pursue this option, we would be responsible for the commercialization and manufacturing activities in addition to clinical development activities, which may cause us to reduce or delay further development of some of our drug candidates and/or increase our capital expenditures.

In our collaboration with Archemix, we share equally all research and developments costs and revenues after we fund the first $4.0 million in research and development costs. We will make milestone payments of $10.0 million upon commencement of a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We are obligated to make the Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix or Archemix does not meet its obligations under the agreement and we terminate the collaboration for default by Archemix. We have the option to lead commercialization in which both parties may participate if we establish commercialization capabilities, however, if we do not establish such commercialization capabilities, Archemix or a third party selected by the parties’ joint steering committee will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses. If we cannot develop an internal sales force, we will not be able to lead commercialization activities on our own. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

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

In our licensing arrangement with Dendreon relating to rNAPc2, we are obligated to make milestone payments ranging from $2.0 million to $6.0 million each upon the first dosing of the first patient in a Phase 3 clinical trial, upon submission of NDA, and upon commercialization for the first and second indications. If all milestones are achieved, total milestones payments to Dendreon can reach as much as $21.0 million.

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

We are currently dependent on third parties for a variety of functions and may enter into future collaborations for the manufacture and sale of our products. Our arrangements with these third parties may not provide us with the benefits we expect.

We currently rely upon third parties to perform administrative functions and functions related to the research, development, preclinical testing and clinical trials of our drug candidates. In addition, because we do not have the resources, facilities or experience to manufacture our drug candidates on our own, we currently rely, and will continue to rely, on third parties to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers and do not have long-term supply agreements with our third-party manufacturers.

We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an IND, with the FDA, and proceed with clinical trials for any of our drug candidates. We currently rely on Amgen to manufacture our clinical drug product, alfimeprase. We also rely on other third parties to manufacture rNAPc2 and ARC183. The cost of Amgen manufacturing our drug product, alfimiprase, if approved, is based upon a standard cost which has not been determined. This cost may be more than we are anticipating and may make it difficult or impossible to profitably market alfimeprase.

We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies, in order to gather the data necessary to file INDs with the FDA for any of our drug candidates. Our drug candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture these drug candidates at a cost or in quantities necessary to make them commercially viable. In addition, if and when any of our other drug candidates enter the clinical trial phase, we will initially depend on third-party contract manufacturers to produce the volume of current good manufacturing practices materials needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of current cGMP grade material in order to conduct clinical trials of ARC183 and our other drug candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

Our reliance on these relationships poses a number of risks, including:

•	disagreements with third parties that could disrupt our operation or delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between their work for us and their work for another entity, and the loss of their services;

•	failure to locate acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them;

•	inability of third parties to manufacture our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates; and

•	lack of all necessary intellectual property rights to manufacture and sell our drug candidates.

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

We have not yet commercialized any of our in-licensed therapeutic product candidates. We have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. Moreover, with respect to drug products, we or our collaboration partners will need to obtain regulatory approval before releasing any such products. We have spent, and expect to continue to spend, significant amounts of time and money in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such determination process constitutes the first step in developing commercial products. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing of our recombinant proteins under preclinical development, yet we may not be able to produce sufficient proteins for preclinical studies. A commercially viable product may never be developed from our gene discoveries.

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

Our internally developed drug development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

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

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the intended uses for which the product candidates may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approved of our or our collaboration partners’ product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the products will be subject to extensive regulatory requirements.

In addition, we may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to market successfully such products. If we do not develop a commercially viable product, then we will suffer significant harm to our business, financial condition and operating results.

Our relatively short operating history may affect our ability to execute our business strategy.

We have a short operating history. We commenced operations in the fourth quarter of 1994 with an initial business focused on gene discovery using our signature-by-hybridization platform and applications of our sequencing-by-hybridization technology, including the HyChip system. In 1998, we began to transition our business strategy from gene discovery to research and development of potential therapeutic protein candidates. As a company with a relatively short operating history, we face risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, including:

•	the implementation and successful execution of our business strategy;

•	retention of current collaborators and attraction of new customers and collaborators;

•	our ability to respond effectively to competitive and technological developments related to our products;

•	our ability to attract, retain and motivate qualified management, scientific and other personnel; and

•	our ability to effectively manage our anticipated growth.

If we fail to address these risks and uncertainties successfully, our business, results of operations, financial condition and prospects will be materially adversely affected.

We lack marketing experience for biopharmaceutical products.

We have no sales, marketing or distribution capability. For the foreseeable future, we intend to rely primarily on collaboration partners or licensees, if any, to market any products we may develop. These collaboration partners or other third parties may not have effective sales forces and distribution systems. If we are unable to maintain or establish such relationships, we will be required to market our products directly and we will have to develop our own marketing and sales force with the appropriate technical expertise and with supporting distribution capabilities. We may not be able to maintain or establish such relationships with third parties or develop in-house sales and distribution capabilities. To the extent that we may depend on our collaboration partners or other third parties for marketing and distribution, any revenues we receive will depend upon the efforts of our collaboration partners or other third parties. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that our collaboration partners or other third parties devote to our products.

Our products may not be accepted in the marketplace, and we may not be able to generate significant revenue, if any.

Even if they are approved for marketing, our products, if any, may never achieve market acceptance among physicians,

patients and the medical community. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the products;

•	convenience and ease of administration;

•	cost-effectiveness;

•	our products’ potential advantages over alternative treatment methods;

•	marketing and distribution support of our products; and

•	reimbursement policies of government and third-party payers.

Physicians, patients or the medical community in general may not accept and utilize any of the products that we alone, or in conjunction with our collaboration partners, develop. In practice, competitors may be more effective in marketing their drugs. The lack of such market acceptance would significantly harm our business, financial condition and results of operations.

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the acute PAO indication from product candidates being developed by Abbot Laboratories, Centocor, Inc. and Genentech.

Our competitors may obtain patents and regulatory approvals for their competing products more rapidly than we or our collaboration partners, or develop products that are more effective than those developed by us or our collaboration partners. Any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify. Similarly, our products will face competition from other companies developing similar products as well as from companies developing other forms of treatment for the same conditions.

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

There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments or cures superior to any therapy developed by us or that any therapy we develop will be preferred to any existing or newly developed alternative products.

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

Our facilities are located in Northern California. If a fire or other natural disaster (such as an earthquake) disrupts our research or development efforts, our business, financial condition and operating results could be materially adversely affected. Some of our landlords maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption coverage, we do not maintain earthquake coverage for personal property or resulting business interruption.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE AND FINANCIAL RESULTS

We have not been profitable, anticipate continuing losses and may never become profitable.

For the year ended December 31, 2001, we had a net loss of $36.5 million. For the year ended December 31, 2002, we had a net loss of $45.0 million. For the year ended December 31, 2003, we had a net loss of $50.2 million. As of June 30, 2004, we had an accumulated deficit of $232.2 million.

All of our product candidates are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. The process of developing our drug products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general administrative and other expenses, are expected to result in operating losses for the foreseeable future. To date, we have not generated any revenues from product sales. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our drug candidates, expand our operations and develop systems that support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in developing our drug candidates, obtaining regulatory approvals and commercializing our products, and our operations may not be profitable even if any of our drug candidates are commercialized. We may never generate profits and, as a result, the trading price of our common stock could decline.

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

Even though we raised net $69.5 million during our recent public offering completed on March 8, 2004, we will need to continue to raise significant additional capital. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the cost of manufacturing our material for preclinical, clinical and commercial purposes;

•	progress in clinical studies of our products, including alfimeprase, rNAPc2 and ARC 183;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary, Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit from our Chairman, Dr. George B. Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in research and preclinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to enter into new strategic relationships;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation; and

•	release of successful products into the market by our competitors.

Excluding our three clinical stage drug candidates, our potential products currently are in research or preclinical development, and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. A high percentage of our expenses are fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

Our subsidiary Callida may not be able to raise third-party financing.

In October 2001, we formed Callida to develop and commercialize our sequencing by hybridization technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third-party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from our biopharmaceutical research and development projects. In March 2003, Callida reduced its number of employees from 25 to 7 in order to preserve cash. As of June 30, 2004, Callida and its subsidiary, N-Mer, Inc., had approximately $159,000 in cash and investments available for future operations.

Future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2004, we had 31,920,138 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. As of June 30, 2004, our affiliates held 6,548,030 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act, or pursuant to effective registration statements. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of June 30, 2004, warrants to purchase 1,757,633 shares of our common stock were outstanding. Options to exercise 3,750,594 shares of our common stock were outstanding under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans. In addition, we have 4,843,598 shares remaining for future option grants under our 2004 Equity Incentive Plan. Under our Employee Stock Purchase Plan, we have approximately 73,173 shares of our common stock reserved for future issuance as of June 30, 2004. The introduction into the market of additional shares of common stock following the exercise of these currently outstanding warrants and options to purchase our common stock may negatively affect the market price of our common stock.

As of June 30, 2004, 540,522 shares of our common stock were issuable upon repayment of a note in the principal amount of $4,000,000 held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock.

In addition, we will need to raise additional capital to finance the research and clinical development of our drug products. If future securities offerings are successful, they could dilute our current shareholders’ equity interests and reduce the market price of our common stock.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of June 30, 2004, these registration rights covered approximately 1,757,633 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

We have implemented anti-takeover provisions that could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

The existence of our stockholder rights plan and provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporations from engaging in a merger or sale of more than 10 percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

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

RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL MATTERS

The commercial success of our products will be dependent upon our ability to protect the intellectual property rights associated with our products and drug candidates.

Our competitive success will depend in part on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot assure you that our patents and licenses will successfully preclude others from using our technology. We could incur substantial costs in seeking enforcement of our proprietary rights against infringement. In addition, to obtain a patent on a novel gene or the protein it encodes, we need to identify a utility for the novel gene or the encoded protein we seek to protect under patent law. Identifying a utility may require significant research and development with respect to which we may incur a substantial expense and invest a significant amount of time.

We currently have, or have in-licensed, issued patents and pending patent applications that cover portions of our in-licensed clinical products. ARC183 is covered both by a US patent specifically claiming ARC183 and by US patents covering aptamers generically. However, there are no equivalent international applications pending specifically claiming ARC183. International patent applications generically covering aptamers are pending but we cannot assure you that such patents will issue. We also currently have patents that cover some of our technological discoveries and patent applications that we expect to protect some of our gene, protein and technological discoveries. We have approximately 32 issued patents relating to our gene and protein discoveries. We also currently have or have rights to 44 issued patents which cover or describe single nucleotide polymorpohisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. In addition, we have rights to 22 issued U.S. patents relating to the in-licensed clinical products. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued or licensed to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

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

The complaint alleges that, in connection with Variagenics, July 21, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus included therein, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002 an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003.

On July 16, 2003, the Nuvelo Board approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 6, 2004. At that meeting, a quorum was present and three proposals were voted upon.

1.	The following persons were nominees for election as Class II Directors, each to hold office until the 2007 annual meeting of stockholders or until his or her successor is duly elected and qualified, and at the Annual Meeting of Stockholders on May 6, 2004, each such Director received the number of votes set opposite his respective name and was elected as Class II Director for the term set forth in the proxy statement:

NOMINEE	FOR	WITHHELD
Mark L. Perry	29,697,242	648,155
Barry L. Zubrow	29,697,641	647,756

2. Approval of the Nuvelo, Inc. 2004 Equity Incentive Plan:

VOTES
For	12,716,018
Against	6,392,325
Abstain	58,430
Proxy non-votes	11,178,624

3. Ratification of the selection of KPMG, LLP as our independent auditors for the fiscal year 2004:

VOTES
For	30,078,943
Against	247.589
Abstain	18.865

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp., and Variagenics, Inc. (1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest. (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated By-Laws of the Registrant.

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc. (3)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split. (4)

4.1	Form of Nuvelo, Inc. Common Stock Certificate. (2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998. (5)

4.3	Hyseq, Inc. Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000. (6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation. (7)

4.7	Warrant to Purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002. (6)

4.8	Form of Warrant, dated as of April 5, 2002. (8)

4.9	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation. (2)

4.10	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)

4.11	Reference is made to Exhibits 3.1 through 3.4.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 19, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(b) Reports on form 8-K

SUBJECT

DATE OF FILING
May 6, 2004	Form 8-K, Item 12, press release furnishing Nuvelo, Inc.’s results of operations for the quarter ended March 31, 2004.

May 10, 2004	Form 8-K, Item 10, announcing Nuvelo, Inc.’s waiver of provisions of its Code of Business Conduct and Ethics, to the extent necessary, with respect to a line of credit from Nuvelo’s chairman.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ Lee Bendekgey
Lee Bendekgey
Senior Vice President, Chief Financial Officer and General Counsel

Date: August 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp., and Variagenics, Inc. (1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest. (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated By-Laws of the Registrant.

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc. (3)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split. (4)

4.1	Form of Nuvelo, Inc. Common Stock Certificate. (2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998. (5)

4.3	Hyseq, Inc. Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000. (6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation. (7)

4.7	Warrant to Purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002. (6)

4.8	Form of Warrant, dated as of April 5, 2002. (8)

4.9	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation. (2)

4.10	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)

4.11	Reference is made to Exhibits 3.1 through 3.4.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 19, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.