Form 10-Q
period 2004-09-30
NUVELO INC
filed 2004-11-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On October 29, 2004: 32,214,676

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,986	$13,141
Short-term investments	68,685	21,048
Clinical trial supplies	12,696	4,026
Other current assets	2,233	1,642

Total Current Assets	85,600	39,857

Restricted cash	192	501
Equipment, leasehold improvements and capitalized software, net	7,655	9,955
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,221	2,825

Total Assets	100,339	57,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	3,661	1,712
Accrued professional fees	279	494
Deferred rent	8,737	4,597
Accrued interest	2,147	1,560
Note payable, short term	2,600	—
Current portion of capital lease and loan obligations	4,098	4,741
Current portion of clinical trial and drug manufacturing costs	9,284	—
Other current liabilities	1,131	981

Total Current Liabilities	31,937	14,085

Note payable, long term	4,000	6,600
Noncurrent portion of capital lease	157	1,079
Noncurrent portion of drug manufacturing costs	—	5,552
Noncurrent portion of line of credit	5,729	7,792

Total Liabilities	41,823	35,108

Preferred stock, par value $0.001; 8,000,000 shares authorized; none issued and outstanding as of September 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 32,199,571 and 25,621,235 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	32	26
Additional paid-in capital	301,629	226,279
Deferred stock compensation	—	(30)
Accumulated other comprehensive income	(79)	(15)
Accumulated deficit	(243,066)	(203,559)

Total stockholders’ equity	58,516	22,701

Total liabilities and stockholders’ equity	$100,339	$57,809

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Contract revenues	$666	$262	$2,219	$1,940

Operating expenses:
Research and development	8,746	8,348	34,845	26,421
General and administrative	2,768	2,861	6,667	14,384
(Gain) loss on sale of assets	—	(350)	(25)	1,212

Total operating expenses	11,514	10,859	41,487	42,017

Loss from operations	(10,848)	(10,597)	(39,268)	(40,077)

Realized gain on investment	—	—	—	40
Interest income	820	73	2,287	374
Interest expense	(841)	(383)	(2,526)	(1,134)

Net loss	$(10,869)	$(10,907)	$(39,507)	$(40,797)

Basic and diluted net loss per share	$(0.34)	$(0.51)	$(1.30)	$(2.08)

Shares used in computing basic and diluted net loss per share	31,999	21,320	30,427	19,656

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
NET CASH USED IN OPERATING ACTIVITIES	$(31,225)	$(33,563)

Cash flows from investing activities:
Purchases of property and equipment	(556)	(260)
Purchases of short-term investments	(69,881)	—
Sale or maturities of short-term investments	22,180	18,966
Cash received in conjunction with the acquisition of Variagenics, net	—	25,715
Proceeds from sale of assets	26	669

NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(48,231)	45,090

Cash flows from financing activities:
Payment on capital lease and loan obligations	(3,628)	(1,775)
Proceeds from drawdown on line of credit	—	1,000
Cash released (restricted) for letter of credit	309	(154)
Proceeds from issuance of common stock (public offering), net	69,445	—
Proceeds from issuance of common stock upon exercise of options and from the Employee Stock Purchase Plan	2,175	1,033

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,301	104

Net (decrease) increase in cash	(11,155)	11,631
Cash and cash equivalents at beginning of period	13,141	2,225

Cash and cash equivalents at end of period	$1,986	$13,856

Supplemental disclosures of non-cash flow information:
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$—	$48,768

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc., also referred to as Nuvelo, the Company, we, us, or our, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements. The condensed consolidated financial statements include the accounts of the Company’s majority-owned subsidiary Callida Genomics, Inc., also referred to as Callida Genomics, or Callida. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

2. Significant Accounting Policies

During interim periods, the Company has followed the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Please refer to such Annual Report when reviewing this Form 10-Q and the following additional significant accounting policy.

Clinical Trial Manufacturing Expense and Clinical Trial Supplies Asset

The Company recognizes clinical trial manufacturing expense when manufacturing is completed and the clinical trial material is shipped from the manufacturing facility to the testing site. Prior to shipment from the clinical trial manufacturing facility, the Company reflects the manufactured clinical trial material and material in process as Clinical Trial Supplies on the accompanying balance sheet in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 2 Accounting for Research and Development Costs as there are alternative future uses for these supplies in indications not currently being studied. On a quarterly basis, the Company evaluates if there continues to be alternative future use for the clinical trial supplies. Any unconsumed clinical trial supplies will be expensed as research and development in the quarter in which a future alternative use ceases to exist.

3. Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS No. 123, as amended by SFAS No. 148, had the fair value method been used. The Company’s pro forma information follows (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(10,869)	$(10,907)	$(39,507)	$(40,797)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	152	—	152	56
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,614)	(1,435)	(5,443)	(4,368)

Pro forma net loss	$(13,331)	$(12,342)	$(44,798)	$(45,109)

Basic and diluted net loss per share, as reported	$(0.34)	$(0.51)	$(1.30)	$(2.08)
Pro forma basic and diluted net loss per share	$(0.42)	$(0.58)	$(1.47)	$(2.29)

4. Common Stock

On February 23, 2004, the Company implemented a 1-for-3 reverse stock split and reduced the number of outstanding shares of common stock accordingly. On the effective date of February 23, 2004, each holder of record was deemed to hold one share of common stock for every three shares held immediately prior to the effective date. The Company made cash payments for fractional shares to holders who had a number of shares not evenly divisible by three. The reverse stock split was approved by the Company’s shareholders in June 2003 and was implemented to facilitate a public offering of 5,750,000 million shares of common stock completed on March 8, 2004.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001. As a result, the Company reduced the common stock in its Consolidated Balance Sheet as of the effective date by approximately $51,000 in 2003, with a corresponding increase in additional paid-in capital. All share and per-share amounts, with the exception of par value, have been retroactively adjusted for all periods presented to reflect the 1-for-3 reverse stock split. The number of common shares authorized for issuance will remain at 100,000,000 shares.

In a public offering completed on March 8, 2004, the Company raised approximately $69.5 million, net of total underwriters’ fees and stock issuance costs of $5.3 million, from its sale of 5,750,000 shares of its common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a price of $13.00 per share. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. The Company expects from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used.

5. Bank Facilities

On August 31, 2004, the Company entered into a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank that provides it with a $4,000,000 revolving credit line and a $6,000,000 term loan facility and grants Silicon Valley Bank a security interest over certain of its assets, excluding intellectual property. As a condition precedent to the Loan Agreement, the Company agreed, among other things, to certain covenants and reporting requirements. The proceeds of the revolving credit line will be used solely for the Company’s working capital and other general business requirements, and its existing letter of credit issued to the Irvine Company by George Rathmann, its Chairman, for its facility at 985 Almanor Avenue, has consequently been cancelled. The Company has not used any of the funds available under this revolving credit line. The proceeds of a planned initial term loan draw-down of $2.6 million will be used solely to repay the same amount owing to AMB Property, LP. The proceeds of all other term loan draw-downs may be used for the Company’s working capital or other general business requirements. The Company’s revolving credit borrowings shall bear interest at Silicon Valley Bank’s prime rate in effect from time to time. Its term loan borrowings under the new loan facility shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus three and one-quarter percent (3.25%), and, in any event, shall not be less than 6.43% per annum. As of September 30, 2004, the Company was in compliance with all related covenants and reporting requirements, and the applicable interest rates for the term loan and the revolving credit line were 6.43% and 4.75%, respectively.

6. Licensing and Collaboration Agreements

On January 12, 2004, the Company entered into a worldwide collaboration agreement with Archemix Corporation, also referred to as Archemix, to develop and commercialize ARC183, a thrombin inhibitor that the Company intends to develop for potential use in coronary artery bypass graft, or CABG, surgery, percutaneous coronary intervention, or PCI, and other acute anticoagulant applications that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is complete. The Company paid Archemix an upfront fee of $3.0 million which was charged to research and development expense in the first quarter of 2004. As of September 30, 2004, the Company has expensed $4.2 million to date for clinical trial costs incurred in 2004 under the terms of the agreement. The Company is also required to make a development milestone payment of $10.0 million upon initiation of a Phase 2 clinical trial of ARC 183 and $1.0 million upon the designation of any backup compound. Under the terms of the collaboration agreement, Archemix is initially responsible for leading development and for all clinical development activities. As part of the agreement, the Company and Archemix equally share all costs associated with the development and commercialization of ARC 183 after the Company has funded the first $4.0 million in research and development costs, and will equally share any revenues associated with its commercialization. Since such research and development costs have already exceeded $4.0 million as of the current quarter, the companies have started the 50/50 cost sharing arrangement. Under the collaboration agreement, the Company has the option to lead commercialization efforts in which both companies may participate. Upon reaching commercialization, both companies are responsible for paying any related royalties to each other depending on product sales volume. An Investigational New Drug, or IND, application for ARC183 was filed in June 2004, and the Company subsequently initiated a Phase 1 clinical trial in August 2004.

On February 4, 2004, the Company entered into a worldwide licensing agreement with Dendreon Corporation for the drug candidate, rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($500,000 in cash and $3.5 million in Nuvelo common stock) which was charged to research and development expense in the first quarter of 2004. As of September 30, 2004, total rNAPc2 related clinical trial expenses incurred to date were $1.1 million. The Company is also required to pay Dendreon milestone payments, ranging from $2.0 million to $6.0 million each, for both rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, submission of a New Drug Application, or NDA, and first commercial sale. Total future payments, if all development and commercialization milestones are achieved, can reach as much as $21.0 million. In addition, the Company will pay Dendreon milestone payments of up to $2.5 million for net sales in excess of certain amounts for rNAPc molecules commercialized for the diagnosis, treatment or prevention of Ebola hemmorrhagic fever. The Company’s license from Dendreon grants it exclusive worldwide rights to all indications for rNAPc products. Upon reaching commercialization, the Company is also responsible for paying future royalties to Dendreon depending on certain sales volume of rNAPc2. In May 2004, the Company re-initiated a Phase 2a double-blind, placebo-controlled clinical trial with rNAPc2 for potential use or in treating acute coronary syndromes, or ACS, including unstable angina, or UA, and non-ST segment elevation myocardial infarction, or NSTEMI.

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

On August 10, 2004, the Company amended its collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd., dated August 11, 2001, to extend the agreement through December 31, 2005. Nuvelo and Kirin have expanded the scope of the collaboration to include additional secreted protein genes from Nuvelo’s full-length gene portfolio and are expected to foster further development of therapeutic candidates using Kirin’s proprietary site-directed transgenic mouse technology to identify and develop secreted proteins and associated antibodies with therapeutic utility.

        The Company recognizes clinical trial manufacturing expense when manufacturing is completed and the clinical trial material is shipped from the manufacturing facility to the testing site. Prior to shipment from the clinical trial manufacturing facility, the Company reflects the manufacturing work in process as Clinical Trial Supplies on the accompanying balance sheet in accordance with the Company’s Clinical Trial Manufacturing Expenses and Clinical Trial Supplies Asset policy, described in note #2 above. As of September 30, 2004, the Company has accrued liabilities of $8.3 million for clinical trial manufacturing performed by Amgen, recorded total Clinical Trial Supplies assets of $12.7 million for clinical trial supplies not yet shipped, and expensed $0.6 million for clinical trial manufacturing materials shipped by Amgen to our clinical sites. As of September 30, 2004 the Company has paid Amgen $4.4 million under the agreement.

On October 29, 2004, Amgen Inc., exercised its rights under the collaboration agreement entered into by the Company and Amgen on January 8, 2002, to convert the relationship from a collaboration into a licensing arrangement in accordance with terms agreed upon by the Company and Amgen. On November 3, 2004, the Company and Amgen entered into a license agreement granting the Company exclusive worldwide rights to develop and commercialize alfimeprase in exchange for payment of milestones and royalties of which the amounts were previously negotiated. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to the Company or a manufacturer acceptable to Amgen. Amgen is required to continue to supply alfimeprase to the Company during the transition period. On November 1, 2004, the Company paid Amgen a total of $8.5 million under an Opt-Out, Termination, Settlement and Release Agreement entered into by Amgen and the Company on October 29, 2004, as part of the finalization of the license agreement, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement. In addition, the Company is required to pay Amgen a milestone payment of $5.0 million upon dosing of the first patient in the first Phase 3 clinical trial for alfimeprase, which the Company expects will occur in the first quarter of 2005. Total future milestone payments for development and commercialization, inclusive of this upcoming $5.0 million payment, can potentially reach as much as $50.0 million. Upon reaching commercialization, if this ever occurs, the Company is also responsible for paying royalties to Amgen depending on alfimeprase’s sales volume in certain territories.

7. Segment Information

The Company has two reportable segments: Nuvelo and Callida Genomics. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. Nuvelo develops and intends to market therapeutic drugs for the treatment of human diseases. Callida Genomics develops and intends to commercialize the sequencing-by-hybridization, or SBH, technology including DNA sequencing chip. Segment operating results are measured based on net loss before tax. There are no inter-segment sales.

RECONCILIATION OF REPORTABLE SEGMENTS’ FINANCIAL INFORMATION

(in thousands)

	THREE MONTHS ENDED SEPTEMBER 30, 2004			NINE MONTHS ENDED SEPTEMBER 30, 2004
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Contract revenues	$54	$612	$666	$152	$2,067	$2,219
Loss from operations	(10,274)	(574)	(10,848)	(37,866)	(1,402)	(39,268)
Net loss	(10,295)	(574)	(10,869)	(38,105)	(1,402)	(39,507)

	THREE MONTHS ENDED SEPTEMBER 30, 2003			NINE MONTHS ENDED SEPTEMBER 30, 2003
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Contract revenues	$55	$207	$262	$1,012	$928	$1,940
Loss from operations	(9,841)	(756)	(10,597)	(36,626)	(3,451)	(40,077)
Net loss	(10,151)	(756)	(10,907)	(37,346)	(3,451)	(40,797)

	SEPTEMBER 30, 2004			DECEMBER 31, 2003
	Nuvelo	Callida	Total	Nuvelo	Callida	Total
Total assets	$98,615	$1,724	$100,339	$55,829	$1,980	$57,809

The primary source of the Nuvelo segment revenues in the third quarters of 2004 and 2003 was royalties from sublicensing of Human Methylenetetrahydrofolate Reductase, or MTHFR, technology. The primary sources of Callida segment revenues in the third quarters of 2004 and 2003 were from a National Institute of Standards and Technology, or NIST, grant and the National Institute of Health, or NIH, grants.

8. Recent Accounting Pronouncements

On March 31, 2004, the FASB issued “Share-Based Payment”, an amendment of Statement No. 123 and 95 (Proposed Statement of Accounting Standards) that addresses the accounting for share-based awards to employees, including employee stock purchase plans, or ESPPs. The FASB formally proposed to require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and would require instead, that such transactions be accounted for using a fair-value-based method, a measurement method which will be selected upon the adoption of this proposed statement to fairly value the Company’s stock options and recognize that value as an expense. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal quarter after June 15, 2005. The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company’s consolidated financial statements, specifically, the consolidated statements of operations and stockholders’ equity (deficit).

9. Contingency

The Company is currently in a dispute with two former employees regarding stock options granted to them in 1994. The Company’s position is that the stock options have expired. The former employees allege that the stock options are exercisable. As of October 25, 2004, no legal action has been taken by the former employees or the Company, and the Company is not able to make an estimate of any potential liability at this time.

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

Overview

We are strategically focused on the discovery, development and commercialization of life improving therapeutics for the treatment of acute cardiovascular indications and cancer. As part of this plan, we intend to dedicate our resources to advancing our most promising biopharmaceutical discovery and development programs, including our lead product candidate alfimeprase, which recently completed two Phase 2 trials in acute peripheral arterial occlusion, or PAO, and catheter occlusion; rNAPc2, an anticoagulant which is currently in a Phase 2a clinical trial for acute coronary syndromes, or ACS; and ARC183, an anti-thrombin aptamer that is being developed as an anticoagulant/anti-thrombotic for potential use in coronary artery bypass graft, or CABG, surgery, which began a Phase 1 trial in August 2004.

In addition, we intend to leverage our proprietary gene collection and expertise in secreted proteins and antibody targets to identify additional candidates for internal development or collaboration opportunities. We will also continue to employ an opportunistic in-licensing and collaboration strategy to build upon our pipeline of attractive therapeutic candidates.

Alfimeprase, our lead product candidate, is a thrombolytic agent, or blood clot dissolver. Alfimeprase is currently under investigation in two indications, acute peripheral arterial occlusion, or PAO, and catheter occlusion. On June 28, 2004, enrollment in a Phase 2 study testing the safety and activity of alfimeprase in 113 acute PAO patients was completed. Clinical data from this trial was presented at the 2004 Transcatheter Cardiovascular Therapeutics Scientific Symposium indicating that alfimeprase was generally safe and well tolerated. Dependent upon discussions with the FDA regarding the design of our planned Phase 3 trial and our decision regarding application for a special protocol assessment, or SPA, we expect to begin a Phase 3 PAO trial in the first quarter of 2005.

On July 12, 2004, Nuvelo concluded a Phase 2 study in central venous catheter occlusion. The results of this Phase 2 study will be presented in a poster presentation at the upcoming American Society of Hematology Annual Meeting in December 2004. We intend to work with the FDA to design a trial focused on obtaining approval in this indication.

On October 29, 2004, Amgen Inc., exercised its rights under the collaboration agreement entered into by us and Amgen on January 8, 2002, to convert the relationship from a collaboration into a licensing arrangement in accordance with terms agreed upon by us and Amgen. On November 3, 2004, we and Amgen entered into a license agreement granting us exclusive worldwide rights to develop and commercialize alfimeprase in exchange for payment of milestones and royalties of which the amounts were previously negotiated. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or a manufacturer acceptable to Amgen. Amgen is required to continue to supply alfimeprase to us during the transition period. As part of finalizing this license agreement, on November 1, 2004, we paid Amgen $8.5 million under an Opt-Out, Termination, Settlement and Release Agreement entered into by Amgen and us on October 29, 2004, as part of the finalization of the license agreement, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement. In addition, we are also required to pay Amgen a milestone payment of $5.0 million upon dosing of the first patient in the first Phase 3 clinical trial for alfimeprase, which we expect will occur in the first quarter of 2005. Total future milestone payments for development and commercialization, inclusive of this upcoming $5.0 million payment, can potentially reach as much as $50.0 million. Upon reaching commercialization, if this ever occurs, we are also responsible for paying royalties to Amgen depending on alfimeprase’s sales volume in certain territories.

        On January 12, 2004, we entered into a worldwide collaboration agreement with Archemix Corporation to develop and commercialize ARC183, a thrombin inhibitor, that we intend to develop for potential use in CABG surgery, and possibly for percutaneous coronary intervention, or PCI, and other acute anti-coagulant applications that require rapid resolution of anticoagulation or that require reversal of anticoagulation shortly after the procedure is completed. Under the terms of our agreement, we paid Archemix an upfront fee of $3.0 million in cash, and as of September 30, 2004, have expensed $4.2 million for clinical trial costs incurred in 2004 under the terms of the agreement. Under the terms of the collaboration agreement, Archemix is initially responsible for leading development and for all clinical development activities. As part of the agreement, we and Archemix equally share all costs associated with the development and commercialization of ARC 183 after we have funded the first $4.0 million in research and development costs, and will jointly share any revenues resulting from its commercialization. Since these joint research and development costs have already exceeded $4.0 million as of the current quarter, we and Archemix have started the 50/50 cost sharing arrangement. Under the collaboration agreement, we have the option to lead commercialization efforts in which both we and Archemix may participate. An Investigational New Drug, or IND, application for ARC183 was filed in June 2004, and we subsequently initiated a Phase 1 clinical trial in August 2004. We are required to pay Archemix development milestone payments of $10.0 million upon commencement of a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We are obligated to make the Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix, or if Archemix does not meet its obligations under the agreement and we terminate the collaboration for default by Archemix. Upon reaching commercialization, both companies are responsible for paying any related royalties to each other depending on product sales volume. We believe neither of the milestones will be reached within the next twelve months if ever.

On February 4, 2004, we entered into a worldwide licensing agreement with Dendreon Corporation for the drug candidate rNAPc2, and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($500,000 in cash and $3.5 million in Nuvelo common stock) and as of September 30, 2004, have incurred year-to-date clinical trial expenses of $1.1 million related to the rNAPc2 project. We are required to pay Dendreon milestone payments, ranging from $2.0 million to $6.0 million each, for both rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, upon submission of a New Drug Application, or NDA, and upon first commercial sale. If all development and commercialization milestones are achieved, total milestone payments to Dendreon can reach as much as $21.0 million. In addition, we will pay Dendreon milestone payments of up to $2.5 million for net sales in excess of certain amounts for rNAPc molecules commercialized for the diagnosis, treatment or prevention of Ebola hemmorrhagic fever. We believe that achieving these milestones is uncertain and expect none of the milestones to be achieved within the next twelve months, if ever. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products. Upon reaching commercialization, we are also responsible for paying future royalties to Dendreon depending on certain sales volume of rNAPc2. We are currently investigating rNAPc2 in a Phase 2a double-blind, placebo-controlled clinical trial for potential use in treating acute coronary syndromes, or ACS, including unstable angina, or UA, and non-ST segment elevation myocardial infarction, or NSTEMI.

On August 10, 2004, the Company amended its Collaboration Agreement with Kirin Brewery Company, Ltd., dated August 11, 2001, to extend through December 31, 2005. Nuvelo and Kirin have expanded the scope of the collaboration to include additional secreted protein genes from its full-length gene portfolio.

Our efforts to manage simultaneously a number of collaboration and licensing arrangements may not be successful, and the failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations. Due to these factors and other possible disagreements with Amgen, Archemix, Dendreon and Kirin, we may be delayed or prevented from developing or commercializing alfimeprase, ARC183 and rNAPc2 or our pre-clinical product candidates or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

RESULTS OF OPERATIONS

Contract Revenues

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003.

Revenues increased by $0.4 million to $0.7 million for the three months ended September 30, 2004, up from $0.3 million for the comparable period ended September 30, 2003, due to increased grant revenue of $0.4 million from the National Institute of Standards and Technology’s, or NIST’s, Advanced Technology Program, and from the National Institute of Health, or NIH.

Revenues increased by $0.3 million to $2.2 million for the nine months ended September 30, 2004, up from $1.9 million for the comparable period ended September 30, 2003. This net increase is primarily due to an increase of $1.1 million in new grant revenue earned from the NIH, as offset by a decrease in revenues due to the completion of recognition of license fee revenues of $0.5 million associated with our collaboration with Affymetrix, Inc., for the development of a high speed universal DNA sequencing chip which was completed in the first quarter of 2003 as well as the completion of recognition of license fee revenues of $0.3 million from the Celera Diagnostics collaboration in the second quarter of 2003.

Revenues earned by our Nuvelo segment were less than $0.1 million for the three months ended September 30, 2004, and $0.2 million for the nine months ended September 30, 2004, compared to $0.1 million for the three months ended September 30, 2003 and $1.0 million for the nine months ended September 30, 2003. Our Callida segment had revenues of $0.6 million for the three months ended September 30, 2004 and $2.1 million for the nine months ended September 30, 2004, compared to $0.2 million for the three months ended September 30, 2003 and $0.9 million for the nine months ended September 30, 2003. We anticipate that revenues will remain small as we continue to focus on clinical development and work toward the commercialization of our clinical stage product candidates, alfimeprase, rNAPc2 and ARC183.

Our revenues typically vary from quarter to quarter and may result in significant fluctuations in our operating results from year to year. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources. The failure to maintain existing collaborations or the inability to enter into additional collaborative arrangements or obtain revenues from other sources could have a material adverse effect on our revenues, operating results, and cash flow.

Operating Expenses

	THREE MONTHS ENDED SEPTEMBER 30, 2004			NINE MONTHS ENDED SEPTEMBER 30, 2004
	2004	2003	% Change	2004	2003	% Change
Research and development	$8,746	$8,348	5%	$34,845	$26,421	32%
General and administrative	2,768	2,861	(3)%	6,667	14,384	(54)%
(Gain) loss on sale of assets	—	(350)	n/a	(25)	1,212	n/a

Total operating expense	$11,514	$10,859	6%	$41,487	$42,017	(1%)

Comparison of the Three Months and Nine Months Ended September 30, 2004 and 2003.

Research and development, or R&D, expenses consist of personnel costs and other R&D related operating expenses predominantly covering clinical trial and drug manufacturing costs, supplies, outside services, licenses and royalty fees, depreciation and amortization, and facilities expenses. Total R&D expenses increased to $8.7 million for the three months ended September 30, 2004, compared to $8.3 million for the comparable period ended September 30, 2003. The net increase of $0.4 million was primarily due to additional research support costs incurred to support the NIH and NIST grants.

Research and development expenses increased to $34.8 million for the nine months ended September 30, 2004 from $26.4 million for the comparable period ended September 30, 2003. The increase was primarily due to an increase of $6.8 million in license fee expenses primarily related to our new licensing/collaboration agreements signed with Archemix and Dendreon, as well as an increase of $3.9 million in overall clinical trial and research-related costs to continue supporting development of our current drug candidates, partially offset by $2.0 million in savings realized during the nine months ended September 30, 2004 from completion of the shut-down of our Variagenics operations in the third quarter of 2003. R&D expenses included in the statements of operations in the nine months ended September 30, 2004 and since inception for our significant programs are as follows (including license and collaboration fees):

Program	Year to Date	Since Inception
	(Dollars in Millions)
alfimeprase	$5.7	$25.9
rNAPc2	$5.1	$5.1
ARC183	$7.2	$7.2

The timing, cost of completing the clinical development of any product candidate, and any potential future product revenues will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. We don’t expect to generate any sales revenue until we reach the commercialization stage for any of our drug products, if this ever occurs.

General and administrative expenses remained virtually unchanged, with a decrease of $0.1 million to $2.8 million for the three months ended September 30, 2004, compared to $2.9 million for the comparable period ended September 30, 2003.

General and administrative expenses decreased to $6.7 million for the nine months ended September 30, 2004 from $14.4 million for the comparable period ended September 30, 2003. The decrease was primarily due to $4.5 million in lease termination and related expenses in connection with management’s decision not to exercise the Humboldt Court facility purchase option and $3.0 million in savings realized during the nine months ended September 30, 2004 from completion of the shut-down of our Variagenics’ operations, offset by various increases in corporate costs, such as legal and accounting expenses, associated with new license/collaboration agreements entered in the current year, our re-incorporation into Delaware and our ongoing efforts to implement company-wide internal controls documentation and testing procedures as required under the Sarbanes-Oxley Act of 2002.

Our Nuvelo segment had operating expenses of $10.3 million for the three months ended September 30, 2004 and $38.0 million for the nine months ended September 30, 2004, compared to $9.9 million for the three months ended September 30, 2003 and $37.6 million for the nine months ended September 30, 2003. Our Callida segment had operating expenses of $1.2 million for the three months ended September 30, 2004 and of $3.5 million for the nine months ended September 30, 2004, compared to $1.0 million for the three months ended September 30, 2003 and to $4.4 million for the nine months ended September 30, 2003.

In addition to our upfront payments made in connection with ARC 183 and rNAPc2 in the first quarter of 2004, we expect total operating expenses to increase for the remainder of 2004 for clinical development costs as we continue to advance our drug candidates, alfimeprase, rNAPc2, and ARC183 through clinical trials. We expect to expense $12.7 million of drug manufacturing costs within the next twelve months as we start to advance alfimeprase into Phase 3 clinical trials in the near future. We also are required to pay Amgen a milestone payment of $5.0 million upon dosing of the first patient in the first phase 3 clinical trial for alfimeprase, which we expect will occur in the first quarter of 2005, resulting from the license agreement signed on November 3, 2004. We currently do not expect to incur any milestone expense for our rNAPc2 and ARC183 drug candidates in the next twelve months.

Interest Income and Expense

Comparison of the Three Months and Nine Months Ended September 30, 2004 and 2003.

Our net interest expense decreased to $21,000 during the three months ended September 30, 2004 and to $239,000 during the nine months ended September 30, 2004, from $310,000 during the three months ended September 30, 2003 and from $760,000 during the nine months ended September 30, 2003. The decrease in net interest expense is related to increased interest income primarily due to higher average cash and investment balances from financing activities in October 2003 and March 2004, which were offset by increased interest expense related to the amortization of premiums associated with corporate debt securities held to maturity in our short-term investment account.

Net Loss

Comparison of the Three Months and Nine Months Ended September 30, 2004 and 2003.

Since inception we have incurred operating losses, and as of September 30, 2004, we had an accumulated deficit of $243.1 million. We incurred a net loss of $10.9 million for the three months ended September 30, 2004 and of $39.5 million for the nine months ended September 30, 2004, compared to a net loss of $10.9 million for the three months ended September 30, 2003 and of $40.8 million for the nine months ended September 30, 2003. Our Nuvelo segment had net losses of $10.3 million for the three months ended September 30, 2004 and of $38.1 million for the nine months ended September 30, 2004, compared to net losses of $10.1 million for the three months ended September 30, 2003 and of $37.3 million for the nine months ended September 30, 2003. Callida had net losses of $0.6 million for the three months ended September 30, 2004 and of $1.4 million for the nine months ended September 30, 2004, as compared to losses of $0.8 million for the three months ended September 30, 2003 and of $3.5 million for the nine months ended September 30, 2003.

The decreased net loss in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulted primarily from decreased general and administrative expenses, depreciation expenses, the loss on sale of certain assets in 2003, and savings realized from Variagenic’s shut-down in 2003 as compared to the nine months ended September 30, 2003, which were partially offset by increased license expenses incurred in connection with worldwide license fees and development expenses paid relating to our rNAPc2 and ARC183 drug candidates. We expect to continue to incur significant operating losses for the foreseeable future, which may increase substantially as we continue clinical development of our lead drug candidate, alfimeprase, continue clinical development of rNAPc2 and ARC183, further expand research and development of our potential biopharmaceutical product candidates, potentially in-license other drug candidates, and continue to prosecute and enforce our intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

	(Dollars in Millions)
	September 30, 2004	December 31, 2003
Cash, Cash Equivalents & Short Term Investments	$70.7	$34.2
Total Assets	100.3	57.8
Working Capital	53.7	25.8
Accrued Clinical Trial and Drug Manufacturing Costs	9.3	5.6
Capital Lease, Line of Credit and Notes Payable	16.6	20.2
Stockholders’ Equity	58.5	22.7

To date our primary source of liquidity has been cash from financing activities, collaboration receipts and our merger with Variagenics on January 31, 2003. We believe that we have adequate cash reserves to fund our operations through 2005.

In a public offering completed on March 8, 2004, we raised approximately $69.5 million, net of total underwriters’ fees and stock issuance costs of $5.3 million, from the sale of 5,750,000 shares of our common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $13.00 per share. We intend to use the net proceeds for general corporate purposes, including capital expenditures, and to meet working capital needs. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used.

On August 31, 2004, we entered into a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank that provides us with a $4,000,000 revolving credit line and a $6,000,000 term loan facility and grants Silicon Valley Bank a security interest over certain of our assets, excluding intellectual property. As a condition precedent to the Loan Agreement, we agreed, among other things, to certain covenants and reporting requirements. The proceeds of the revolving credit line will be used solely for our working capital and other general business requirements, and our existing letter of credit issued to the Irvine Company by George Rathmann, our Chairman, for our facility at 985 Almanor Avenue, has consequently been cancelled. We have not used any of the funds available under this revolving credit line. The proceeds of a planned initial term loan draw-down of $2.6 million will be used solely to repay the same amount owing to AMB Property, LP. The proceeds of all other term loan draw-downs may be used for our working capital or other general business requirements. Our revolving credit borrowings shall bear interest at Silicon Valley Bank’s prime rate in effect from time to time. Our term loan borrowings under the new loan facility shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus three and one-quarter percent (3.25%), and, in any event, shall not be less than 6.43% per annum. As of September 30, 2004, we were in compliance with all related covenants and reporting requirements, and the applicable interest rates for the term loan and the revolving credit line were 6.43% and 4.75%, respectively.

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash on Deposit

As of September 30, 2004, we had $70.7 million in cash, cash equivalents and short-term investments. This amount reflects a net increase of $36.5 million from $34.2 million as of December 31, 2003. This increase resulted from cash provided by the sale of common stock through financing activities completed in March 2004, as partially offset by cash consumed by our operations during the year.

In addition, we had $0.2 million in total restricted cash on deposit as of September 30, 2004. This restricted cash is security for a letter of credit in conjunction with a facility lease for our office at 675 Almanor Avenue in Sunnyvale, California, which terminates on June 30, 2005. The cash on deposit in conjunction with this letter of credit is restricted and cannot be withdrawn. We control the investment of the restricted cash and receive the interest earned thereon.

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

Cash Used in Operating Activities

Net cash used in operating activities decreased $2.4 million to $31.2 million in the first nine months of 2004, compared to $33.6 million during the same period in 2003. The decrease in cash used in operating activities was primarily due to the reduction in 2004 of expenses incurred as part of our merger with Variagenics in the first nine months of 2003, which were eliminated last year, and was partially offset by increased license fees of $3.5 million paid in connection with license agreements and increased manufacturing and development costs of $7.6 million paid to Archemix and Amgen as reimbursement for our ARC183 clinical development costs and drug manufacturing costs for our lead product candidate, alfimeprase.

We expect an increase in operating expenses in the fourth quarter of 2004 and in 2005, as we continue to incur increased clinical development and manufacturing costs related to our three drug candidates. We have incurred liabilities of $8.3 million for the manufacture of alfimeprase for use in Phase 2 and Phase 3 trials and $1.0 million for our collaboration from Archemix, all of which we expect to be paid in the fourth quarter of 2004. In addition, we are required to pay Amgen a milestone payment of $5.0 million upon dosing of the first patient in the first Phase 3 clinical trial for alfimeprase, which we expect will occur in the first quarter of 2005, as part of the license agreement signed on November 3, 2004. If we are successful in reaching the commercialization stage, we will also be responsible for paying our collaboration and licensing partners certain product royalties, depending on product sales volumes. We do not foresee a significantly negative impact in our liquidity based on potential royalty payment obligations, as the majority of these payments are related to commercial sales, which provide us with offsetting cash inflows. Our future milestone payments under current agreements could total $84.5 million if all milestones are achieved which would significantly affect our future cash flows. Only $5.0 million of this amount is expected to be paid within the next twelve months, as noted above.

Cash Used in / Provided by Investing Activities

Net cash used in investing activities was $48.2 million during the first nine months of 2004, compared to $45.1 million of net cash provided by investing activities during the comparable period ended September 30, 2003. The increased use of cash from the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003 was primarily due to increased purchases of short-term investments as a result of cash raised from the public offering completed in March 2004, offset by a reduction in cash received due to the acquisition of Variagenics in 2003. Other than purchases and sales of short-term investments, we expect net cash used in investing activities to stay at a low level for the foreseeable future.

Cash Provided by Financing Activities

        We generated cash of $68.3 million and $0.1 million from financing activities in the first nine months of 2004 and 2003, respectively. Net cash provided by financing activities for Nuvelo in the nine months ended September 30, 2004, resulted from a public offering completed on March 8, 2004, from the exercise of stock options, the employee stock purchase plan, and a decrease in the restricted cash associated with one of our facilities, which was partially offset by payments made on our lease and loan obligations. Net cash provided by financing activities in the nine months ended September 30, 2003, was due to additional funds drawn from our line of credit made available to us by the chairman of our board of directors, the exercise of stock options and the employee stock purchase plan, as partially offset by payments made on our lease obligations and increased cash restricted for letters of credit. The remaining line of credit from our chairman has expired, and we have begun paying down this line of credit through a plan of 48 monthly installments that started in November 2003. There was no cash generated by financing activities in the first nine months of 2004 or 2003 by our Callida segment.

As of September 30, 2004, 576,376 shares of our common stock were issuable upon repayment of a note held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC.

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

Operating Leases

As of September 30, 2004, we are leasing three facilities under operating lease agreements, two of which expire in June 2005 and one that expires in May 2011. There are no changes in any lease agreements since the filing of our Form 10-Q on August 9, 2004 for the quarter ended June 30, 2004. The rent is being recognized as an expense on a straight-line basis.

Our minimum future rental commitments under non-cancelable operating leases at September 30, 2004 are as follows (in thousands):

Minimum Rental Commitments
For the remaining three months ended December 31,
2004	$403
For the year ended December 31,
2005	5,693
2006	7,260
2007	7,479
2008	7,707
2009 and thereafter	18,909

$47,451

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

In addition to the critical accounting policies presented in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 12, 2004, we apply the following policy.

Clinical Trial Manufacturing Expense and Clinical Trial Supplies Asset

We recognize clinical trial manufacturing expense when the clinical trial material is shipped from the manufacturing facility to the testing site. In accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 2 Accounting for Research and Development Costs, we have accounted for this clinical trial material as Clinical Trial Supplies, a current asset on our balance sheet as there are alternative future uses for the supply in other indications not currently being studied, including deep vein thrombosis, stroke, acute myocardial infarction and pulmonary embolism. On a quarterly basis we evaluate if there continues to be alternative future use for the alfimeprase clinical drug material. Any unconsumed clinical trial supplies will be expensed as research and development in the quarter in which there ceases to exist a future alternative use.

NEW ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the FASB issued “Share-Based Payment” an amendment of Statement No. 123 and 95 (Proposed Statement of Accounting Standards) that addresses the accounting for share-based awards to employees, including employee stock purchase plans, or ESPPs. The FASB formally proposed to require companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method, a measurement method which will be selected upon the adoption of this proposed statement to fairly value our stock options and recognize that value as an expense. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal quarter after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated financial statements, specifically, the consolidated statements of operations and stockholders’ equity (deficit).

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS RELATING TO OUR BUSINESS

Development of our products will take years, and our products require regulatory approval before they can be sold.

        We have three clinical stage drug candidates. All of our other potential products currently are in research or preclinical development and revenues from the sales of any products resulting from these efforts may not occur for several years, if at all. We cannot be certain that any of our products will be demonstrated to be safe and effective or that we will obtain regulatory approvals. We cannot predict whether we will be able to develop and commercialize any of our drug candidates successfully. If we are unable to obtain regulatory approval and successfully commercialize our potential products, our business, results of operations and financial condition will be affected in a materially adverse manner.

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

We will only receive regulatory approval for a drug candidate if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our pending or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex, and expensive processes with uncertain results. It will take us several years to complete our testing, and failure can occur at any stage of testing. Results attained in preclinical testing and early clinical studies, or trials, may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition will be materially adversely affected.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

We face heavy government regulation, and FDA regulatory approval of our products is uncertain.

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries. To obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that the product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices, or cGMP, requirements.

The process of obtaining FDA and other required regulatory approvals and clearances typically takes several years and will require us to expend substantial capital and resources. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical tests that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

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

Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant approvals; or

•	withdrawal of approvals and criminal prosecution.

Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our product candidates:

•	would adversely affect our ability to generate product and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain;

•	would adversely affect the marketing of our products; and

•	could cause the prices of our shares to decline.

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

On October 29, 2004, Amgen Inc., exercised its rights under the collaboration agreement entered into by us and Amgen on January 8, 2002, to convert the relationship from a collaboration into a licensing arrangement in accordance with terms agreed upon by us and Amgen. On November 3, 2004, we and Amgen entered into a license agreement granting us worldwide rights to develop and commercialize alfimeprase in exchange for payment of previously negotiated development milestones and royalties. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or a manufacturer acceptable to Amgen. Amgen is required to continue to supply alfimeprase to us during the transition period. While we currently believe we have enough supplies of alfimeprase for phase 3 trials for the treatment of PAO and catheter occlusion, we cannot be certain that additional supplies will not be necessary, and we have yet to contract for the manufacture of additional supplies of alfimeprase. Even if we do find a manufacturer that can produce alfimeprase in the quantities and with the quality we need for our clinical trials, we cannot be certain that we will be able to reach agreement upon commercially reasonable terms for alfimeprase’s manufacture. If we are unable to find a manufacturer, or manufacturers, to produce alfimeprase in the quantities and with the quality we need, at a commercially reasonable price, we may incur significant, additional expenses and our efforts to complete our clinical trials and obtain FDA approval to market alfimeprase could be significantly delayed.

In our collaboration with Archemix, we share equally all research and developments costs and revenues after we fund the first $4.0 million in research and development costs. We will make milestone payments of $10.0 million upon commencement of a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We are obligated to make the Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix or Archemix does not meet its obligations under the agreement and we terminate the collaboration for default by Archemix. We have the option to lead commercialization in which both parties may participate if we establish commercialization capabilities; however, if we do not establish such commercialization capabilities, Archemix or a third party selected by the parties’ joint steering committee will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses. If we cannot develop an internal sales force, we will not be able to lead commercialization activities on our own. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

We are subject to a number of additional risks associated with our collaboration with Archemix for ARC183, including the right of Archemix to terminate its collaboration with us on limited notice and for reasons outside our control, and to the loss of significant rights if the collaboration is terminated because we fail to meet our obligations under it or we elect to terminate for our convenience. In particular, if we terminate the collaboration or if Archemix terminates for our breach, all of our rights to ARC183 and other collaboration products will become the property of Archemix, and we may not practice certain activities related to anti-thrombin compounds in the field of modifying blood-clotting times in therapeutic applications through the use of aptamers such as ARC183, including research and development, manufacturing and commercialization activities.

In our licensing arrangement with Dendreon relating to rNAPc2, we are obligated to make milestone payments ranging from $2.0 million to $6.0 million each upon the first dosing of the first patient in a Phase 3 clinical trial, upon submission of an NDA, and upon commercialization for the first and second indications. If all milestones are achieved, total milestone payments to Dendreon can reach as much as $23.5 million.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and the failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with Amgen, Archemix, Dendreon and Kirin, we may be delayed or prevented from developing or commercializing alfimeprase, ARC183 and rNAPc2 or our pre-clinical product candidates or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

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

        We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an IND with the FDA, and proceed with clinical trials for any of our drug candidates. We currently rely on Amgen to manufacture our clinical drug product, alfimeprase. We are in the process of transitioning manufacture of alfimeprase from Amgen to an alternate manufacturer. If our efforts are unsuccessful, we may not have adequate supplies of alfimeprase to complete our clinical trials or to commercialize alfimeprase on our anticipated schedule.

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

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials, anticipated regulatory approval dates and time of product launch, which we sometimes refer to as milestones. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our shares could decline.

The success of our potential products in preclinical studies does not guarantee that these results will be replicated in humans.

Although our clinical development-stage drug candidates have shown results in preclinical studies, these results may not be replicated in our clinical trials with humans. Consequently, there is no assurance that the results in our preclinical studies are predictive of the results that we will see in our clinical trials with humans or that they are predictive of whether the resulting products will be safe and effective in humans.

We are dependent on key personnel and we must attract and retain qualified employees and collaborators.

The success of our business is highly dependent on the principal members of our scientific and management staff, including our chairman and senior management team. The loss of the services of any such individual might seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as clinical development. Retaining and training personnel with the requisite skills is challenging, and, if general economic conditions improve, is likely to become extremely competitive, particularly in Northern California where we are located.

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

Because we have not yet commercialized any of our drug candidates, our ability to develop and subsequently commercialize products is unproven.

        We have not yet commercialized any of our in-licensed therapeutic product candidates. Moreover, we have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. We or our collaboration partners will need to obtain regulatory approval before releasing any drug products. We have spent, and expect to continue to spend, significant amounts of time and money in our internal research programs in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such a determination process constitutes the first step in developing commercial products from our internal research programs. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing of our recombinant proteins under preclinical development, yet we may not be able to produce sufficient proteins for preclinical studies. A commercially viable product may never be developed from our gene discoveries.

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

Our internally developed drug development programs are currently in the research stage or in preclinical development. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our internal research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

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

We lack marketing and commercialization experience for biopharmaceutical products.

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

        Even if they are approved for marketing, our products, if any, may never achieve market acceptance among physicians, patients and the medical community. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the products;

•	convenience and ease of administration;

•	cost-effectiveness;

•	our products’ potential advantages over alternative treatment methods;

•	marketing, sales and distribution support of our products; and

•	reimbursement policies of government and third-party payers.

Physicians, patients or the medical community in general may not accept and utilize any of the products that we alone, or in conjunction with our collaboration partners, develop. In practice, competitors may be more effective in marketing their drugs. The lack of such market acceptance would significantly harm our business, financial condition and results of operations.

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the peripheral arterial occlusion, or PAO, indication from product candidates being developed and/or marketed by Abbot Laboratories, Centocor, Inc. and Genentech.

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

Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we or our collaboration partners have in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

•	product efficacy and safety;

•	the timing and scope of regulatory approvals;

•	availability of resources;

•	reimbursement coverage; and

•	price and patent position, including the potentially dominant patent positions of others.

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

We and/or Callida may merge with or acquire other companies and our failure to receive the anticipated benefits in these transactions could harm our business.

In January 2003, we merged with Variagenics, and we and/or Callida may merge with or acquire other companies in the future. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies and/or our subsidiary include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	using the merged or acquired company’s liquid capital and other assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

Moreover, we have assumed the costs of defending against litigation claims asserted against Variagenics, and anytime we or our subsidiary merge with or acquire another company, we will be exposed to similar costs. In addition, we may be exposed to a number of other risks in connection with future transactions, including:

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

For the year ended December 31, 2001, we had a net loss of $36.5 million. For the year ended December 31, 2002, we had a net loss of $45.0 million. For the year ended December 31, 2003, we had a net loss of $50.2 million. As of September 30, 2004, we had an accumulated deficit of $243.1 million.

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

Even though we raised net proceeds of $69.5 million from our public offering completed on March 8, 2004, we will need to continue to raise significant additional capital. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

If we are unable to obtain additional financing when we need it, the capital markets may perceive that we are not able to raise the amount of financing we desire, or on the terms that we desire. This perception, if it occurs, may negatively affect the trading price of our common stock. If sufficient capital is not available, we may be forced to delay, reduce the scope of, eliminate or divest one or more of our research or development programs. Any such action could significantly harm our business, financial condition and results of operations.

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of manufacturing our material for preclinical, clinical and commercial purposes;

•	progress in clinical studies of our products, including alfimeprase, rNAPc2 and ARC 183;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	future funding commitments to our subsidiary, Callida, and our ability to borrow funds from Affymetrix to fund our commitment, under the terms of the Affymetrix settlement;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit from our Chairman, Dr. George B. Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in research and preclinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation; and

•	release of successful products into the market by our competitors.

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

In October 2001, we formed Callida to develop and commercialize our sequencing by hybridization technology. We recognized 90% of Callida’s operating losses in our consolidated results of operations up to the point where Affymetrix’s initial minority interest investment was depleted in the first quarter of 2002. Beyond that point, we absorb 100% of the net losses until Callida generates net income. There is no guarantee, however, that Callida will meet its technical milestone and other requirements to obtain additional funding through Affymetrix and us. There is also no assurance that Callida will be able to obtain any third-party financing or that any such financing that Callida obtains will be on favorable terms or that the funding from outside sources will be sufficient to fund Callida’s operations. We cannot assure the success of Callida, and if Callida is unable to obtain sufficient funding from outside sources, we may reduce projects and/or bear the costs of financing Callida ourselves, which will divert our resources from our biopharmaceutical research and development projects. In March 2003, Callida reduced its number of employees from 25 to 6 in order to preserve cash. As of September 30, 2004, Callida and its subsidiary, N-Mer, Inc., had approximately $88,000 in cash and investments available for future operations.

Future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2004, we had 32,199,571 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates and unregistered shares held by non-affiliates. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of September 30, 2004, warrants to purchase 1,516,792 shares of our common stock were outstanding. Options to exercise 4,356,957 shares of our common stock were outstanding under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/ Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan, and stock option agreements entered into outside of any of our stock option plans. In addition, we have 4,188,424 shares remaining for future option grants under our 2004 Equity Incentive Plan. Under our Employee Stock Purchase Plan, we have approximately 64,997 shares of our common stock reserved for future issuance as of September 30, 2004. The introduction into the market of additional shares of common stock following the exercise of these currently outstanding warrants and options to purchase our common stock may negatively affect the market price of our common stock.

        As of September 30, 2004, 576,376 shares of our common stock were issuable upon repayment of a note in the principal amount of $4,000,000 held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Affymetrix may also result in significant downward pressure on the price of our common stock.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of September 30, 2004, these registration rights covered approximately 1,516,792 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than 10 percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

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

We currently have, or have in-licensed, issued patents and pending patent applications that cover portions of our in-licensed clinical products. ARC183 is covered both by a U.S. patent specifically claiming ARC183 and by U.S. patents covering aptamers generically. However, there are no equivalent international applications pending specifically claiming ARC183. International patent applications generically covering aptamers are pending but we cannot assure you that such patents will issue. We also currently have patents that cover some of our technological discoveries and patent applications that we expect to protect some of our gene, protein and technological discoveries. We have approximately 32 issued patents relating to our gene and protein discoveries. We also currently have or have rights to 44 issued patents which cover or describe single nucleotide polymorpohisms and their application to pharmacogenetic studies, genotyping and haplotyping methods, and allele specific inhibitors. In addition, we have rights to 22 issued U.S. patents relating to the in-licensed clinical products. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued or licensed to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

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

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We may be required to obtain licenses to patents or other proprietary rights of others in order to conduct research, development, or commercialization of some or all of our programs. We plan to seek licenses, as we deem appropriate, but it is possible that we may unintentionally infringe upon these patents or proprietary rights of third parties. If we do not obtain these licenses, we may encounter delays in product market introductions, incur substantial costs while we attempt to design around existing patents or not be able to develop, manufacture or sell products. In response, third parties may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties, which could adversely impact our product costs and have an impact on our business. Further, if we do obtain these licenses, the agreed terms may necessitate reevaluation of the potential commercialization of any one of our programs. Failing to obtain a license could result in litigation. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in interest rates and short-term investment prices. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

We also have exposure to changes in interest rates in our line of credit with our Chairman of the Board, which bears interest at the prime rate plus one percent. Our interest rate exposure is mitigated by our ability to repay amounts outstanding under the line of credit with our common stock. In addition, our term loan borrowings under the new loan facility shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus three and one-quarter percent (3.25%), and, in any event, shall not be less than 6.43% per annum.

Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and maturities of less than 90 days. Changes in interest rates do not affect interest expense on our lease obligations as they bear fixed rates of interest. Changes in interest rates do not affect our note payable as it bears a fixed rate of interest.

There were no significant changes in our market risk exposures through the third quarter of 2004 since our Form 10-K filing on March 12, 2004.

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

We have initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the quarterly period ended September 30, 2004. We anticipate that improvements will continue to be made. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The complaint alleges that, in connection with Variagenics, July 21, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus included therein, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003.

On July 16, 2003, the Nuvelo Board approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2004, Nuvelo issued an aggregate of 240,842 shares of its common stock to Wells Fargo Bank, N.A., pursuant to the cash exercise of four warrants, each dated July 30, 1999. The warrants were exercisable for a total of 240,842 shares of common stock and each warrant had an exercise price of $4.98 per share. The issuances of the shares pursuant to these warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp., and Variagenics, Inc. (1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest. (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated By-Laws of the Registrant. (3)

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc. (4)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split. (5)

4.1	Form of Nuvelo, Inc. Common Stock Certificate. (2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998. (6)

4.3	Hyseq, Inc. Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000. (7)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (7)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (7)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation. (8)

4.7	Warrant to Purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002. (7)

4.8	Form of Warrant, dated as of April 5, 2002. (9)

4.9	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation. (2)

4.10	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)

4.11	Reference is made to Exhibits 3.1 through 3.4.

10.53	Nuvelo, Inc. 2004 Equity Incentive Plan. (10)

10.54	Form of Notice of Grant of Stock Option. (11)

10.55	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration). (11)

10.56	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration).

10.57	Amendment No. 3 to Collaboration Agreement, dated as of September 10, 2004, between Nuvelo, Inc. and Kirin Brewery Co., Ltd.

10.58	Loan and Security Agreement, dated as of August 31, 2004, between Nuvelo, Inc., and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 9, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 19, 2004, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on May 21, 2004, File No. 333-115747.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

	By:	/s/ Lee Bendekgey
Lee Bendekgey Senior Vice President and Chief Financial Officer
Dated: November 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp., and Variagenics, Inc. (1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest. (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Amended and Restated By-Laws of the Registrant. (3)

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc. (4)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split. (5)

4.1	Form of Nuvelo, Inc. Common Stock Certificate. (2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998. (6)

4.3	Hyseq, Inc. Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000. (7)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (7)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc. (7)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation. (8)

4.7	Warrant to Purchase 1,491,544 shares of Common Stock of Hyseq, Inc., dated as of January 8, 2002. (7)

4.8	Form of Warrant, dated as of April 5, 2002. (9)

4.9	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation. (2)

4.10	Certificate of Designations of Series A Junior Participating Preferred Stock. (2)

4.11	Reference is made to Exhibits 3.1 through 3.4.

10.53	Nuvelo, Inc. 2004 Equity Incentive Plan. (10)

10.54	Form of Notice of Grant of Stock Option. (11)

10.55	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration). (11)

10.56	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration).

10.57	Amendment No. 3 to Collaboration Agreement, dated as of September 10, 2004, between Nuvelo, Inc. and Kirin Brewery Co., Ltd.

10.58	Loan and Security Agreement, dated as of August 31, 2004, between Nuvelo, Inc., and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 9, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 19, 2004, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on May 21, 2004, File No. 333-115747.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.