Form 10-K
period 2004-12-31
NUVELO INC
filed 2005-03-16
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization) 675 Almanor Avenue, Sunnyvale, CA (Address of principal executive offices)	36-3855489 (I.R.S. Employer Identification No.) 94085 (Zip Code)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2004 was $244,079,679, based on the last sale price of the common stock as reported by the Nasdaq Stock Market.

As of February 28, 2005, the Registrant had 42,003,840 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2005 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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

Company Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutics for the treatment of acute cardiovascular indications and cancer.

We currently have three drug candidates in clinical trials. Our lead drug candidate, alfimeprase, is a thrombolytic agent, or blood clot dissolver. In 2004, we completed two separate Phase 2 clinical trials for alfimeprase for the treatment of acute peripheral arterial occlusion, or PAO, and catheter occlusion. We anticipate initiating a Phase 3 trial for alfimeprase in acute PAO in the first quarter of 2005 and a Phase 3 trial for alfimeprase in patients with central venous catheter occlusion in the second half of 2005.

Our second drug candidate, recombinant nematode anticoagulant protein c2, or rNAPc2, is a recombinant version of a naturally occurring protein that has anticoagulant properties. These properties arise from its ability to block the factor VIIa/tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. rNAPc2, which was licensed from Dendreon in February 2004, is currently undergoing a Phase 2a double-blind, placebo-controlled clinical trial for use in treating acute coronary syndromes, or ACS, including unstable angina, and non-ST segment elevation myocardial infarction. We expect to complete enrollment of this trial in the first half of 2005.

Our third drug candidate is ARC183, a novel thrombin inhibitor, which is currently in a Phase 1 clinical development program for use as an anticoagulant in coronary artery bypass graft, or CABG, surgery. We entered into a 50/50 cost/profit sharing collaboration agreement with Archemix Corporation in January 2004 for the development and commercialization of ARC183. We anticipate completing enrollment of the Phase 1 clinical program for ARC183 in the first half of 2005.

We have exclusive worldwide rights to develop and commercialize alfimeprase, exclusive worldwide rights to all indications of rNAPc2 and all rNAPc molecules owned by Dendreon, and we share worldwide commercialization rights to ARC183 with Archemix.

In addition to our clinical and development stage drug candidates, we have an on-going discovery effort that is focused on therapeutic secreted proteins and antibody targets. Our secreted proteins program includes our collaboration with the pharmaceutical division of Kirin Brewery Company, Ltd. and our own internal discovery program. Our antibody targets program is focused on screening our proprietary gene sequence collection to identify proteins located on the surface of tumor cells that could be targeted by therapeutic monoclonal antibodies. We recently initiated pre-clinical studies on our first internally-discovered drug candidate, NU206. We expect to leverage discoveries in our research programs to extend and expand our drug pipeline and to create revenue-generating licensing and partnering arrangements.

In February 2005, we raised approximately $68.3 million in a public offering, net of underwriters’ fees and stock issuance costs of approximately $5.0 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures, working capital needs, current and future clinical trials of our lead drug candidate, alfimeprase, as well as other research and drug development activities. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

In January 2005, we entered into a five-year lease for approximately 55,000 square feet of space at 201 Industrial Road, San Carlos, California, which we intend to become our primary headquarters.

We are currently operating at a loss and have no significant sources of revenue. We do not expect to be profitable, or to generate revenues from product sales, in the foreseeable future.

We were established in August 1992 as an Illinois corporation, reincorporated as a Nevada corporation in November 1993 and subsequently reincorporated as a Delaware corporation on March 25, 2004. On October 24, 2001, we began doing business as Hyseq Pharmaceuticals, Inc., previously having done business as Hyseq, Inc. We changed our name to Nuvelo, Inc. on January 31, 2003 upon the closing of a merger with Variagenics, Inc.

Available Information

Our headquarters address is 675 Almanor Avenue, Sunnyvale, California 94085. Our telephone number is (408) 215-4000. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website, on the World Wide Web at http://www.nuvelo.com or by contacting the Investor Relations Department at our corporate office by calling (408) 215-4000 or sending an e-mail message to ir@nuvelo.com. Information found on our website is not incorporated by reference into this report.

Strategy

We are focused on building a successful biopharmaceutical business and committed to creating a valuable product-focused company that leverages our drug discovery and development expertise. Key elements of our strategy are to:

Successfully develop and commercialize our lead drug candidate, alfimeprase

We are seeking to develop and commercialize our lead drug candidate, alfimeprase, for the treatment of acute PAO and catheter occlusion. We recently completed Phase 2 clinical trials in these two indications, and we expect to initiate pivotal Phase 3 trials in both indications in 2005. We have acquired worldwide, exclusive rights to this compound and are currently exploring potential partnering opportunities that would enable commercialization outside of the United States and advance us towards our goal of establishing our own domestic sales force. Alfimeprase may also have alternative uses in other indications not currently being studied, including, but not limited to, deep vein thrombosis, stroke, myocardial infarction and pulmonary embolism.

Leverage our expertise in cardiovascular disease to advance our clinical development programs

We are primarily focused on the development of acute, hospital-based, cardiovascular drug candidates. We believe this portfolio leverages our expertise in cardiovascular drug development, provides synergy with alfimeprase during both development and commercialization and enables us to pursue a more rapid path toward drug development.

Build a diversified pipeline of product candidates

We are pursuing several drug development candidates in various stages of clinical and pre-clinical development. We believe this strategy reduces our exposure to the impact of any single product failure and increases our flexibility to eliminate programs we deem less promising. By broadening our product portfolio, we intend to increase the probability of clinical and commercial success. In addition, we focus on molecules that we believe have a greater chance of success due to the predictability of pre-clinical models used in their development.

Opportunistically seek to license or acquire complementary products and technologies

We intend to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our development strategy. We continue to identify, evaluate and pursue the acquisition or licensing of strategically valuable product opportunities.

Lead Drug Candidates

Alfimeprase

Alfimeprase, our lead development candidate, recently completed Phase 2 clinical trials in two distinct indications, acute PAO and catheter occlusion. Alfimeprase is a thrombolytic agent, or blood clot dissolver, with a novel mechanism of action. It is a modified and recombinant version of fibrolase, a naturally occurring enzyme that directly degrades fibrin, the protein that provides the structural scaffold of blood clots. Thrombolytics currently on the market such as urokinase (Abbokinase®) or alteplase (Cathflo® Activase®), are plasminogen activators that work by activating plasminogen to form plasmin which, in turn, degrades fibrin. In contrast, alfimeprase directly degrades fibrin, creating the potential for more rapid clot dissolution, or lysis. Alfimeprase is locally delivered at the site of the blood clot and is inactivated quickly by a naturally occurring protein in the bloodstream. We believe this clearance mechanism limits the amount of drug in systemic circulation and implies that patients may experience fewer associated side effects. In particular, pre-clinical and Phase 2 clinical data suggest that alfimeprase has the potential to rapidly lyse clots while also reducing the bleeding complications seen with currently available agents.

Alfimeprase was identified through a research program at Amgen Inc. In January 2002 we entered into a 50/50 cost/profit sharing arrangement with Amgen for the development and commercialization of alfimeprase. In October 2004, Amgen exercised its rights pursuant to the terms of this collaboration agreement to terminate its collaboration with us and enter instead into an exclusive license whereby we are granted the worldwide rights to develop and commercialize alfimeprase in exchange for the payment to Amgen of previously negotiated milestone payments and royalties. Under the terms of our license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or to Avecia Limited, our designated manufacturer. Amgen is required to continue to supply alfimeprase to us during the transition period. In connection with the termination of the collaboration agreement with Amgen, we also entered into an opt-out, termination, settlement and release agreement with Amgen in October 2004, whereby we made a payment of $8.5 million to Amgen, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement. We believe the inventory to which these manufacturing costs relate is sufficient to supply the Phase 3 program for alfimeprase as currently contemplated.

Alfimeprase in acute Peripheral Arterial Occlusion (PAO)

Our lead medical indication for alfimeprase is acute PAO. Acute PAO is a significant cause of morbidity in the United States with over 100,000 cases reported annually. Acute PAO occurs when arterial blood flow is blocked to a distant part of the body, usually the leg, by a blood clot. Traditionally, bypass surgery and angioplasty have been used to treat acute PAO. However, thrombolytic agents such as Abbokinase or Cathflo Activase have been increasingly used as a less-invasive alternative, even though they have not received regulatory approval to treat acute PAO. Studies have shown that patients receiving current thrombolytic therapies can experience bleeding, including intracerebral hemorrhage at rates of between one to two percent. We believe alfimeprase has the potential to be more effective than existing agents for use in treating acute PAO by reducing the treatment time and potential bleeding side effects.

We completed our Phase 2 alfimeprase trial in patients with acute PAO in the second quarter of 2004. This trial was a multi-center, open label, dose-escalation study to evaluate the safety and activity of alfimeprase, and involved 113 patients across centers in the United States, Western Europe, Hungary, Russia and South Africa. The Phase 2 results indicate that alfimeprase has the potential to offer significant advances in the rapid resolution of a clot while minimizing potentially fatal side effects such as hemorrhagic stroke and other bleeding complications. In analysis of the Phase 2 results, alfimeprase showed potential to break up blood clots within four hours of initiation of dosing with rates of up to 76 percent, and was able to restore arterial flow with rates of up to 60 percent. Up to 69 percent of study patients were able to avoid open vascular surgical intervention in the 30 days following treatment with alfimeprase. Among the 113 patients enrolled, there were no intracerebral hemorrhages or deaths at 30 days. There were seven major bleeding events reported, most of which occurred at the catheter entry site. Of these, only one was categorized by the investigator as possibly related to alfimeprase. Incidents of transient hypotension were also reported and were dose related.

We expect to initiate a multi-center, multi-national, randomized, double-blind, placebo-controlled Phase 3 program to determine the efficacy and safety of alfimeprase for the treatment of patients with acute PAO in the first quarter of 2005. This Phase 3 program, also known as NAPA-2, or Novel Arterial Perfusion with Alfimprase-2, is expected to consist of two overlapping trials that will include a total of approximately 700 patients, who will be randomized to receive either 0.3 mg/kg of alfimeprase or placebo. The primary endpoint will be avoidance of open vascular surgery within 30 days. Secondary endpoints will include safety measures such as the incidence of bleeding, restoration of arterial blood flow, increase in ankle brachial index, which is a measure of ankle blood pressure, and length of intensive care unit and hospital stay. Alfimeprase has orphan drug status in the United States for the treatment of acute PAO, which may provide us with seven years of market exclusivity in the United States.

Alfimeprase in catheter occlusion

Our second medical indication for alfimeprase is catheter occlusion. Catheter occlusion is the obstruction of blood flow through a central venous catheter by a blood clot. It is estimated that about five million catheters are implanted in patients each year in the United States, and approximately 25% become occluded. Current treatment for catheter occlusion includes invasive surgery to remove and replace the catheter, or treatment with Cathflo Activase. Based on clinical trial evidence, we believe alfimeprase has the potential to restore flow to these occluded catheters more rapidly than Cathflo Activase.

In the third quarter of 2004 we announced that we had closed patient enrollment in a Phase 2 multi-center, double-blind, randomized study in patients with occluded central venous catheters comparing three doses (0.3 mg, 1.0 mg and 3.0 mg) of alfimeprase against the approved dose of Cathflo Activase (2.0 mg). We treated 55 patients in this U.S. trial. The alfimeprase 3.0 mg dose produced cumulative flow rates of 40% at 5 minutes after the first dose, 50% at 15 minutes after the first dose, 60% at 120 minutes after the first dose, and 80% at 120 minutes after the second dose. This is compared to Cathflo Activase (2.0 mg), which produced flow rates of 0% at 5 minutes after the first dose, 0% at 15 minutes after the first dose, 46% at 120 minutes after the first dose, and 62% at 120 minutes after the second dose. No major hemorrhagic events were reported in any alfimeprase treated patients and only one patient had a catheter-related infection. We believe results from this Phase 2 study support further evaluation of alfimeprase in fixed doses ranging from 1.0 mg to 3.0 mg for the treatment of occluded catheters. We expect to initiate a Phase 3 pivotal trial of alfimeprase in catheter occlusion in the second half of 2005.

rNAPc2

Our second drug candidate, rNAPc2, is a recombinant version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the factor VIIa/tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Compared to other commercially available anticoagulants, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 is designed to block the first step in the cascade. By blocking the coagulation cascade before amplification of the coagulation process, rNAPc2 could prove to be more effective in treating patients with conditions such as acute coronary syndrome, or ACS, or as a prophylactic against clot formation in conditions such as deep venous thrombosis.

ACS occurs when an atherosclerotic plaque ruptures in a coronary artery, which triggers the coagulation cascade and results in the formation of a blood clot. The clot blocks the flow of blood to the heart muscle, depriving it of oxygen and causing chest pain and, if severe, permanent heart muscle death. In the United States, ACS accounts for approximately 1.4 million hospital admissions annually. Patients with ACS are traditionally given aspirin and heparin, among other agents, to stabilize their medical condition. Recent guidelines also recommend the addition of the antiplatelet agent clopidogrel (Plavix®) to the standard of care. However, based upon the significant number of patients with ACS who continue to experience poor outcomes such as recurrent angina, myocardial infarction or death, we believe there is a clear need for better antithrombotic therapy.

rNAPc2, given alone or with standard therapy, may reduce the risk of subsequent heart attack or death in patients suffering from ACS. Unlike aspirin and heparin, or current antithrombotic agents, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 blocks the first step in the cascade. A medical regimen that includes rNAPc2 could, therefore, enable a multi-pronged attack at several points along the blood coagulation process. Alternatively, by stopping coagulation at the outset, rNAPc2 could also prove effective as a stand-alone therapy.

We licensed the worldwide rights for all indications of rNAPc2 and all of the rNAPc molecules owned by Dendreon Corporation in February 2004. The United States government may claim a non-exclusive right to use rNAPc2 with respect to the treatment of hemorrhagic fever. We do not currently contemplate development of rNAPc2 to treat hemorrhagic fever. To date, rNAPc2 has been shown to be well-tolerated in over 500 patients and healthy volunteers in several Phase 1 and 2 studies.

In May 2004, we reinitiated a Phase 2a double-blind, placebo controlled clinical trial to determine a safe and effective dose of rNAPc2 in moderate to high-risk patients with ACS. The study, which was originally initiated prior to our licensing of rNAPc2, is being conducted to investigate rNAPc2 in combination with current anticoagulant and antiplatelet therapies. Currently, the study is being conducted with the TIMI Study Group led by Dr. Eugene Braunwald of Brigham and Women’s Hospital and Harvard Medical School. We plan to complete patient enrollment of the Phase 2a study in the first half of 2005.

ARC183

Our third drug candidate, ARC183, is a DNA aptamer, a single-stranded nucleic acid that binds to thrombin with high affinity and specificity. The key advantage of ARC183 compared to other thrombin inhibitors is its rapid onset of action and short half-life, giving it the potential to be highly effective for medical procedures that require rapid reversal of anticoagulation shortly after the procedure is completed.

In January 2004, we announced a collaboration agreement with Archemix, a privately held biotechnology company, located in Cambridge, Massachusetts, for the development and commercialization of ARC183. Our lead indication for ARC183 is for use as a thrombin inhibitor in coronary artery bypass graft, or CABG, surgery.

According to the American Heart Association, more than 500,000 CABG procedures are performed in the United States annually. Currently, heparin is used to limit blood clotting in this indication, but it is difficult to dose and can cause side effects such as bleeding and heparin-induced thrombocytopenia, or HIT. Moreover, the effect of heparin must be reversed with the use of an antidote called protamine. Protamine is not approved by the FDA for reversal of heparin in CABG surgery and is associated with significant complications including hypotension, platelet dysfunction, complement activation and thrombus formation. We believe that there is a significant unmet medical need for a safe, fast-acting anticoagulant for use in CABG surgery that is easier to administer, does not require a reversal agent and limits adverse side effects such as bleeding and HIT.

ARC183 has shown potential in pre-clinical studies to be equally effective, with fewer side effects, than heparin and protamine in combination. Due to its very short half-life, we believe ARC183 has the potential for more predictable dosing as well as reduced incidence of bleeding side effects compared to heparin.

In August 2004, we and our partner, Archemix, initiated a Phase 1 clinical program for ARC183 for use in CABG surgery. These studies are evaluating the safety, tolerability, anticoagulation activity and titratability of ARC183. We expect to complete enrollment of the Phase 1 clinical program of ARC183 in the first half of 2005.

Product Pipeline

The following table summarizes selected information about our current product pipeline:

Scientific and Industry Background

Alfimeprase, rNAPc2, and many of the product candidates that we are identifying in our research programs belong to a class of drug compounds known as “therapeutic proteins.” Therapeutic proteins include naturally occurring proteins that are administered to patients as drugs. Some naturally occurring proteins replace or supplement a protein that is deficient in the body or defective. Others signal the body to initiate or cease a biological function. Examples of therapeutic proteins include insulin, which regulates glucose metabolism for the treatment of diabetes, and tissue plasminogen activator, an enzyme that converts plasminogen to active plasmin, a protein that can break down blood clots. Other therapeutic protein-based drugs have been engineered to provide medical benefit. Examples include monoclonal antibodies such as Herceptin®, which targets and destroys breast cancer cells, and soluble receptors such as Enbrel®, which binds and blocks the activity of a protein implicated in rheumatoid arthritis. Therapeutic proteins, antibodies and other protein-based products represent a promising class of drugs in the biotechnology industry.

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

Research

We begin our process of identifying potential therapeutic proteins and therapeutic antibodies by starting with a proprietary collection of genes that were identified earlier in our history, when we focused on the discovery of rarely-expressed genes. Starting in 1997, we discovered large numbers of novel human genes. We use advanced informatics tools techniques to identify candidate genes for biological screening. We believe genes with sequence characteristics and motifs similar to those found in known secreted proteins are more likely to be useful as protein therapeutics. We have also identified genes with sequence characteristics that suggest they are cell surface or transmembrane proteins, which we are investigating as targets for therapeutic antibodies.

The process of selecting and evaluating biopharmaceutical drug candidates involves a broad range of skills and a highly trained scientific staff. Following the initial gene sequence assessment, full-length complimentary DNAs (cDNA) encoding the secreted proteins are cloned, expressed, and screened for biological activity by our Molecular Core and Biology Research groups. Once biological activities have been identified, additional experiments are performed to support the development of a biological hypothesis that describes the protein’s function. The protein candidate next moves to the validation stage, in which more directed and focused experiments are performed to confirm the biological activity and to establish a medical hypothesis. Our Protein Production and Purification group is responsible for providing larger quantities of selected proteins for further in vitro and in vivo testing. These tests are conducted by our Biology Research group, working in conjunction with contract research organizations. Throughout this process, information is provided to our legal group to pursue patent protection for our candidates. Once a product candidate is identified, it moves to the pre-clinical stage, at which time it is tested in specific animal models of diseases for safety and pharmacokinetic analysis. Following initial safety and pharmacokinetic analysis, we may contract with research organizations to conduct GLP toxicology and other studies required for filing an Investigative New Drug application, or IND. We plan to use contract organizations for the production of current Good Manufacturing Practices, or cGMP, compliant drug of our lead therapeutic protein candidates.

Secreted Proteins Program

We use a diverse set of tools to evaluate the biological functions of the secreted proteins we have discovered, in particular using animal models to provide physiologically relevant readouts. In our collaboration with the pharmaceutical division of Kirin Brewery Company, Ltd., we are developing transgenic mouse models in which our proprietary secreted protein encoding genes are expressed, allowing us to identify some of the fundamental biological activities of these proteins. To date, we have tested 50 secreted proteins genes in this collaboration and will be testing additional candidates in 2005. We can also identify the function of our genes by developing knockout mice, in which the corresponding mouse gene has been inactivated by genetic manipulation. We use dozens of independent assays to investigate the biological and biochemical activities of our novel proteins and rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

Antibody Targets Program

The development of immunotherapeutic antibodies is initiated by producing cDNA microarrays that include sequence elements corresponding to the predicted cell surface or transmembrane encoded cDNAs from our proprietary collection. We evaluate the expression of these genes in normal and tumor tissue samples and identify genes whose mRNA is expressed predominantly in tumors and not in normal tissues. We then develop antibody reagents to the corresponding target proteins and evaluate the protein expression patterns in normal and cancerous tissues using immunohistochemical analysis. The result of this process is a validated cell surface protein target. We then develop murine monoclonal antibodies that bind to these targets and evaluate these antibody reagents for efficacy in pre-clinical studies using in vitro and animal models of human cancer. We anticipate that the identification and validation of these monoclonal antibodies will allow us to attract partners who can assist us in additional pre-clinical studies and these partners may also participate in the clinical development of one or more potential therapeutic antibodies. To date, we are evaluating monoclonal antibodies for two targets in solid cancers and four more in blood cancers.

Research and Development Collaborations

Amgen

Alfimeprase was identified through a research program at Amgen Inc. In January 2002 we entered into a 50/50 cost/profit sharing arrangement with Amgen for the development and commercialization of alfimeprase. In October 2004, Amgen exercised its rights pursuant to the terms of this collaboration agreement to terminate its collaboration with us and enter instead into an exclusive license whereby we are granted the worldwide rights to develop and commercialize alfimeprase in exchange for the payment to Amgen of previously negotiated milestone payments and royalties. Under the terms of our license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or to Avecia Limited, our designated manufacturer. Amgen is required to continue to supply alfimeprase to us during the transition period. In connection with the termination of the collaboration agreement with Amgen, we also entered into an opt-out, termination, settlement and release agreement with Amgen in October 2004, whereby we made a payment of $8.5 million to Amgen, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement. We believe the inventory to which these manufacturing costs relate is sufficient to supply the Phase 3 program for alfimeprase as currently contemplated. In addition, we are also required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase. We expect this milestone to be achieved in the first quarter of 2005. Future milestone payments under the license agreement could total as much as $40.0 million. We have recorded expenses of $6.7 million in 2004, $7.5 million in 2003, and $12.7 million in 2002, under these agreements.

Dendreon

In February 2004, we entered into a worldwide licensing agreement with Dendreon for rNAPc2, a recombinant version of a naturally occurring protein that has anticoagulant properties, and all other rNAPc molecules owned by Dendreon. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) and have expensed $5.6 million for this and related clinical trial costs in 2004. We also will pay Dendreon milestone payments before and upon any commercialization of an rNAPc based product, as well as royalties if and when we reach commercialization. If all development and commercialization milestones are achieved, total milestone payments to Dendreon could reach as much as $23.5 million. Our license from Dendreon grants us exclusive worldwide rights to all indications for rNAPc products owned by Dendreon.

Archemix

In January 2004, we entered into a worldwide collaboration agreement with Archemix to develop and commercialize ARC183, a novel thrombin inhibitor, for use in acute cardiac surgical procedures, such as CABG surgery, PCI and other acute anticoagulant applications. In accordance with the terms of the agreement, we paid Archemix an upfront payment of $3.0 million and have expensed $7.7 million for this and related clinical trial costs in 2004. We and Archemix will equally share all revenues and costs associated with the development and commercialization of ARC183 after we fund the first $4.0 million in research and development costs, which occurred in the third quarter of 2004. Archemix will initially lead development and be responsible for all clinical development activities. We will have the option to lead commercialization efforts in which both companies may participate. We are required to pay total milestone payments of up to $11.0 million, including a $10.0 million milestone payment upon initiation of the Phase 2 trial and $1.0 million upon the designation of any backup compound. We estimate that the milestone payment of $10.0 million could occur in the first half of 2006.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In September 2004, we extended and expanded our research and development collaboration with Kirin. The amended agreement extends the term of the current collaboration to December 31, 2005 and expands the scope of the collaboration to include additional secreted protein genes from our full-length gene portfolio. The collaboration is expected to foster further development of therapeutic candidates using Kirin’s proprietary site-directed transgenic mouse technology to identify and develop secreted proteins and associated antibodies with therapeutic utility. Under the current contract, we will jointly own discoveries resulting from the collaboration, and we will jointly develop and market the resulting products while sharing costs, efforts, and revenues. We will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Oceania. We will share marketing rights equally in Europe and the rest of the world. Under our Kirin collaboration, we have completed the initial analysis of 50 secreted protein genes in mouse models and will be testing additional candidate genes in 2005. We have already advanced several secreted protein candidates to more extensive studies to better define their therapeutic utility based upon early findings in initial mouse models. We have recorded expenses of $3.0 million in 2004, $0.2 million in 2003, and $0.1 million in 2002, in relation to this collaboration.

Callida Genomics

On December 3, 2004, we sold our subsidiary, Callida Genomics, Inc., or Callida, to SBH Genomics, Inc., a privately held Delaware corporation. This transaction is part of our strategy to monetize assets that are outside of our core business. Prior to the sale, we owned approximately 90% of Callida’s issued and outstanding capital stock. Affymetrix, Inc., a minority stockholder in Callida, also sold its Callida shares to SBH Genomics as part of the same negotiated transaction. We and Affymetrix sold our stock in Callida in exchange for convertible promissory notes in the principal amount of $1.0 million, being $0.9 million for Nuvelo, and $0.1 million for

Affymetrix, and potential additional payments to us from SBH Genomics based on future revenues. The notes are convertible into preferred shares of SBH Genomics under certain circumstances. As part of this transaction, Affymetrix has waived the acceleration of a $4.0 million promissory note owed by us to Affymetrix that would have become immediately payable as a result of the change in control of Callida. This convertible note arose from a loan made to us by Affymetrix in 2001 to fund our initial capital contribution to Callida and is due in November 2006. The sale of our Callida stock resulted in a net non-cash charge to our earnings of approximately $1.1 million, representing the difference between the value of the convertible promissory notes received and the carrying value of Callida’s assets and liabilities in our balance sheet. In addition, various cash and non-cash charges of approximately $0.5 million were associated with the sale of this subsidiary.

Manufacturing

On January 21, 2005, we entered into an Interim Agreement with Avecia Limited for initial work related to the manufacture by Avecia of alfimeprase. The initial work will include assessment and planning, transfer of processes and assays to Avecia, purchase of certain capital equipment, replicated fermentation and purification runs and consulting work in preparation for the manufacture of alfimeprase pursuant to Good Manufacturing Practices regulations. We will pay Avecia fees totaling £0.7 million (approximately equivalent to $1.3 million as of December 31, 2004) for completion of this initial work, and will also pay for the purchase of necessary items of equipment, together with certain related fees and expenses. The Interim Agreement will expire upon the first to occur of completion of the work under the agreement by Avecia, entry by Nuvelo and Avecia into a definitive agreement, or termination of the agreement by either party. Either party may terminate the agreement at any time, subject to certain cancellation fees, if applicable. The Interim Agreement requires negotiation in good faith towards the potential entry into a definitive agreement with Avecia that would cover activities under the Interim Agreement as well as other activities related to the manufacture of alfimeprase.

Patents and Trade Secrets

We own or have rights in a number of patents and patent applications relating to each of our clinical candidate molecules, and we also own or have acquired rights in many of our pre-clinical molecules and technologies. The table below shows the actual or estimated year that the primary patent for each of our three clinical candidate molecules expires:

Clinical Molecule	Territory	Anticipated Expiration
alfimeprase	U.S.	2019
alfimeprase	Europe	2020
rNAPc2	U.S.	2016
rNAPc2	Europe	2015
ARC183	U.S.	2015

In some cases, certain of the U.S. patents may be entitled to an extension of their term and certain European patents may be entitled to supplemental protection in one or more countries in Europe. The length of any such extension, if an extension is granted, will vary by country.

We cannot ensure that any of the patents which we own or have rights in will provide sufficient legal protection for the molecules or processes that such patents cover, or any competitive advantage. Any of our granted patents could be challenged, and held unenforceable or invalid in legal proceedings, or could be infringed or circumvented by others. Further, it is possible that others could obtain patent protection for molecules, processes and the like that are competitive with our potential products. In addition, other patent holders could assert their patents against us, claiming that such patents prevent us from marketing our products. Upon expiration of each of the relevant patents, other entities could enter the market with competitive products and/or processes in each country where a patent has expired.

We place a high value on our trade secrets. To protect these trade secrets, we generally require employees to enter in to a confidentiality agreement upon commencing employment. In addition, we generally require our consultants, licensing and collaboration partners, and scientific advisors to enter into confidentiality agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that we can effectively protect our rights to such unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Competition

The pharmaceutical and biopharmaceutical industries are subject to intense competition and rapid and significant technological change. Our lead drug candidate, alfimeprase, is a thrombolytic agent, or blood clot dissolver.

We believe that the principal competitive factors in the markets for alfimeprase, rNAPc2 and ARC183 include the following:

•	the length of time to receive regulatory approval;

•	product performance;

•	product price;

•	product supply;

•	marketing and sales capability; and

•	enforceability of patent and other proprietary rights.

We believe that we and our collaborative partners are, or will be, competitive with respect to these factors. Nonetheless, because our products are still under development, our relative competitive position in the future is difficult to predict.

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

We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the peripheral arterial occlusion, or PAO, indication from product candidates being developed and/or marketed by Abbot Laboratories, Centocor, Inc. and Genentech. Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because these potential therapies are still in various stages of pre-clinical and clinical development.

Government Regulation

Regulation by governmental authorities in the United States and most foreign countries will be a significant factor in manufacturing and marketing our potential products and in our ongoing research and product development activities. Virtually all of our products and those of our partners will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval requirements by the U.S. Food and Drug Administration, or FDA, and comparable agencies in foreign countries.

The time required for development and commercialization of our drug candidates and obtaining regulatory approvals is uncertain. Unexpected biological activities, some of which may result in safety issues, may arise during pre-clinical evaluation. Such observations could delay or alter the course of a development program or ultimately result in the termination of a program. Any delay in clinical testing may also delay product development. In addition, delays or rejections may be encountered based on changes in FDA or foreign regulatory policy during the period of product development and testing. Various federal statutes and regulations also regulate the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of obtaining regulatory approvals and ensuring compliance with appropriate federal statutes and regulations requires the expenditure of substantial resources. Any delay or failure by us or by our collaboration partners to obtain regulatory approval could adversely affect the commercialization of products we or they are developing, our ability to achieve product collaboration milestones or receive royalty revenue and thus negatively impact our liquidity and capital resources.

Pre-clinical studies are generally conducted in the laboratory to evaluate the potential efficacy and safety of a therapeutic product. The results of these studies are submitted to the FDA as part of an Investigational New Drug application, or IND, which must be reviewed by FDA personnel before clinical testing can begin. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase 3, larger-scale, multi-center trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by the FDA and foreign regulatory agencies. The FDA, the clinical trial sponsor or the investigator may suspend clinical trials at any time if they believe that clinical subjects are being exposed to an unacceptable health risk.

The results of pre-clinical and clinical testing are submitted to the FDA in the form of a New Drug Application, or NDA, for small molecule products or a Biologic License Application, or BLA, for biological products. In responding to a NDA or BLA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. The failure to obtain timely permission for clinical testing or timely approval for product marketing would have a material negative effect on us. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

Currently one of our product candidates, alfimeprase, qualifies as an orphan drug for the treatment of acute peripheral arterial occlusion. This act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that affect fewer than 200,000 persons annually in the United States. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any drug that is considered by the FDA to be different from or clinically superior to a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA, will not be precluded from sale in the United States during the seven-year exclusive marketing period. We cannot assure you that any of our other product candidates will be designated as an orphan drug by the FDA or, if so designated, will have a positive effect on our revenues.

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

Even if regulatory approval for a product is obtained, the product and the facilities manufacturing the product are subject to continued review and periodic inspection. Each drug-manufacturing establishment in the United States must be registered with the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and must comply with the FDA’s cGMP regulations, as well as regulatory agencies in other countries if products are sold outside the United States. We will need to spend funds, time and effort to ensure full technical compliance with these regulations. The FDA stringently applies regulatory standards for manufacturing drugs, biologics, and medical devices. The FDA’s cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities.

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

Human Resources

As of December 31, 2004, we had 80 full-time equivalent employees, 37 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 53 of our employees are engaged in research and development activities, and approximately 27 are engaged in business development, finance, operations support, and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS RELATED TO OUR BUSINESS

Development of our products will take years, and our products require regulatory approval before they can be sold.

We have three clinical stage drug candidates. All of our other potential products currently are in research or pre-clinical development and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. We cannot be certain that any of our products will be demonstrated to be safe and effective or that we will obtain regulatory approvals. We cannot predict whether we will be able to develop and commercialize any of our drug candidates successfully. If we are unable to obtain regulatory approval and successfully commercialize our potential products, our business, results of operations and financial condition will be affected in a materially adverse manner.

We do not yet have products in the commercial markets. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the FDA and comparable agencies in foreign markets. We cannot apply for regulatory approval of our potential products until we have performed significant additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products or continue clinical testing of alfimeprase, rNAPc2, or ARC183. If we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials that may prevent or limit the use of our products. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. Even if we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition.

Our clinical trials may not yield results that will enable us to obtain regulatory approval for our products.

We will only receive regulatory approval for a drug candidate if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our pending or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex, and expensive processes with uncertain results. It will take us several years to complete our testing, and failure can occur at any stage of testing. Results attained in pre-clinical testing and early clinical studies, or trials, may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition will be materially adversely affected.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate product and royalty revenues and could impose significant additional costs on us or our collaborators. In addition, we have never conducted Phase 3 clinical trials, and we may be unable to successfully conduct multiple Phase 3 clinical trials involving the numbers of clinical sites and the numbers of patients planned for our alfimeprase Phase 3 clinical trials.

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

The process of obtaining FDA and other required regulatory approvals and clearances typically takes several years and will require us to expend substantial capital and resources. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical tests that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA or comparable international regulatory authorities can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be safe or effective;

•	FDA or comparable international regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than we and our collaboration partners interpret them;

•	the FDA or comparable international regulatory authorities may not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

•	the FDA or comparable international regulatory officials may change their approval polices or adopt new regulations.

Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant approvals; or

•	withdrawal of approvals and criminal prosecution.

Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our product candidates:

•	would adversely affect our ability to generate product and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain;

•	would adversely affect the marketing of our products; and

•	could cause the price of our shares to decline.

Even if we do receive regulatory approval for our drug candidates, the FDA or international regulatory authorities may impose limitations on the indicated uses for which our products may be marketed, subsequently withdraw approval or take other actions against us or our products that are adverse to our business. The FDA and comparable international regulatory authorities generally approve products for particular indications. An approval for a limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing.

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

The success of our business is dependent, in significant part, upon our ability to enter into multiple collaboration agreements and to manage effectively the numerous issues that arise from such arrangements. Management of our relationships with these third parties has required and will require:

•	a significant amount of our management team’s time and effort;

•	effective allocation of our and third-party resources to multiple projects;

•	agreements with third parties as to ownership of proprietary rights and development plans, including clinical trials or regulatory approval strategy; and

•	an ability to obtain and retain management, scientific and other personnel.

In October 2004, Amgen Inc. exercised its rights under the collaboration agreement entered into by us and Amgen in January 2002 to convert the relationship from a collaboration into a licensing arrangement in accordance with terms agreed upon by us and Amgen. In November 2004, we and Amgen entered into a license agreement granting us worldwide rights to develop and commercialize alfimeprase in exchange for payment of previously negotiated development milestones and royalties. We are required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase. We expect this milestone to be achieved in the first quarter of 2005. Future milestone payments under the license agreement could total as much as $40.0 million. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or to Avecia Limited, our designated manufacturer. Amgen is required to continue to supply alfimeprase to us during the transition period. On January 21, 2005, we entered into an Interim Agreement with Avecia Limited for the manufacture of alfimeprase, and we are currently in negotiations with Avecia for a definitive agreement for the manufacture of commercial quantities of alfimeprase. Either party may terminate this agreement at any time. While we currently believe we have enough supplies of alfimeprase for phase 3 trials for the treatment of acute PAO and catheter occlusion, additional supplies may be necessary, and we do not yet have a definitive agreement for the manufacture of additional supplies of alfimeprase. We cannot be certain that we will be able to reach a definitive agreement with Avecia or any other manufacturer, upon commercially reasonable terms for alfimeprase’s manufacture or that Avecia or any other manufacturer will be able to produce alfimeprase in the quantities and with the quality we need for our clinical trials. If we are unable to find a manufacturer, or manufacturers, to produce alfimeprase in the quantities and with the quality we need, at a commercially reasonable price, we may incur significant, additional expenses and our efforts to complete our clinical trials and obtain FDA approval to market alfimeprase could be significantly delayed.

In our collaboration with Archemix for the development and commercialization of ARC183, we will share equally all research and development costs and revenues after we fund the first $4.0 million in research and development costs, which occurred in the third quarter of 2004. We will make milestone payments of $10.0 million upon commencement of a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for pre-clinical studies. We are obligated to make the Phase 2 milestone payment to Archemix even if Archemix terminates the collaboration or Archemix does not meet its obligations under the agreement and we terminate the collaboration for Archemix’s default. We have the option to lead commercialization in which both parties may participate if we establish commercialization capabilities; however, if we do not establish such commercialization capabilities, Archemix, or a third party selected by the parties’ joint steering committee, will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses. If we cannot develop an internal sales force, we will not be able to lead commercialization activities on our own. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

We are subject to a number of additional risks associated with our collaboration with Archemix for ARC183, including the right of Archemix to terminate its collaboration with us on limited notice and for reasons outside our control, and to the loss of significant rights if the collaboration is terminated because we fail to meet our obligations under it. In particular, if Archemix terminates the collaboration for our breach, all of our rights to ARC183 and other collaboration products will become the property of Archemix, and we may not practice certain activities related to anti-thrombin compounds in the field of modifying blood-clotting times in therapeutic applications through the use of aptamers such as ARC183, including research and development, manufacturing and commercialization activities.

Pursuant to our licensing arrangement with Dendreon relating to rNAPc2, we are obligated to make milestone payments ranging from $2.0 million to $6.0 million upon the first dosing of the first patient in a Phase 3 clinical trial, upon submission of a new drug application, or NDA, and upon commercialization for the first and second indications. If all milestones are achieved, total milestone payments to Dendreon can reach as much as $23.5 million.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

We are currently dependent on third parties for a variety of functions and may enter into future arrangements for the manufacture and sale of our products. Our arrangements with these third parties may not provide us with the benefits we expect.

We currently rely upon third parties to perform administrative functions and functions related to the research, development, pre-clinical testing and clinical trials of our drug candidates. In addition, because we do not have the resources, facilities or experience to manufacture our drug candidates on our own, we currently rely, and will continue to rely, on third parties to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers and do not have long-term supply agreements with our third-party manufacturers.

We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates. We currently rely on Amgen to manufacture our clinical drug product, alfimeprase. We have entered into an Interim Agreement with Avecia and are in the process of transitioning manufacture of alfimeprase from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase. If our efforts are unsuccessful, we may not have adequate supplies of alfimeprase to complete our clinical trials or to commercialize alfimeprase on our anticipated schedule.

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

Moreover, contract manufacturers that we may use must continually adhere to current cGMP regulations enforced by the FDA through a facilities inspection program. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

Our reliance on these relationships poses a number of risks, including:

•	disagreements with third parties that could disrupt our operation or delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between third parties’ work for us and their work for another entity, and the resulting loss of their services;

•	failure to identify acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them;

•	inability of third parties to manufacture our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates; and

•	lack of all necessary intellectual property rights to manufacture and sell our drug candidates.

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

Although our clinical development-stage drug candidates have shown results in pre-clinical studies, these results may not be replicated in our clinical trials with humans. Consequently, there is no assurance that the results in our pre-clinical studies are predictive of the results that we will see in our clinical trials with humans or that they are predictive of whether the resulting products will be safe and effective in humans.

We are dependent on key personnel and we must attract and retain qualified employees, collaborators and consultants.

The success of our business is highly dependent on the principal members of our scientific and management staff, including our senior management team. The loss of the services of any such individual might seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as clinical development. Retaining and training personnel with the requisite skills is challenging, and, if general economic conditions improve, is likely to become extremely competitive, particularly in Northern California where we are located.

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. We also rely on services provided by outside consultants. Attracting and retaining qualified outside consultants is competitive, and, generally, outside consultants can terminate their relationship with us at will. If we do not attract and retain qualified personnel, outside consultants and scientific collaborators, or if we experience turnover or difficulties recruiting new employees or outside consultants, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

In addition, we do not currently have a marketing and sales organization. As the potential commercialization of our products approaches, we intend to hire marketing and sales personnel to enable us to participate in the commercialization of our products in the United States. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate qualifications and talent, our ability to generate product revenues would be adversely affected.

Because we have not yet commercialized any of our drug candidates, our ability to develop and subsequently commercialize products is unproven.

We have not yet commercialized any of our in-licensed therapeutic product candidates. Moreover, we have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. We or our collaboration partners will need to obtain regulatory approval before releasing any drug products. We have spent, and expect to continue to spend, significant amounts of time and money in our internal research programs in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such a determination process constitutes the first step in developing commercial products from our internal research programs. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing of our recombinant proteins under pre-clinical development, yet we may not be able to produce sufficient proteins for pre-clinical studies. A commercially viable product may never be developed from our gene discoveries.

Our commercialization of products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	difficulties in manufacturing the product on a large scale, or inability to market in an economically feasible manner;

•	competition from superior products; or

•	third-party patents that preclude us from marketing a product.

Our internally developed drug development programs are currently in the research stage or in pre-clinical development. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our internal research does advance, we will need to engage in certain additional pre-clinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

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

We, our collaborators and our suppliers may also not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we do not develop a commercially viable product, then we will suffer significant harm to our business, financial condition and operating results.

We lack marketing and commercialization experience for biopharmaceutical products and we may have to rely on third parties for these capabilities.

We currently have no sales, marketing or distribution capability. As the potential commercialization of our products approaches, we intend to hire marketing and sales personnel to enable us to participate in the commercialization of our products in the United States. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate technical and sales expertise or in developing an adequate distribution capability to support them, our ability to generate product revenues would be adversely affected. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any potential products in the United States or elsewhere, we intend to rely on collaboration partners or licensees. We may not be able to establish or maintain such relationships. To the extent that we depend on collaboration partners or other third parties for marketing and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that collaboration partners or other third parties devote to our products.

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

Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we or our collaboration partners have in discovery, research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

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

Third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product or device has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. If third-party payers deny coverage or offer inadequate levels of reimbursement, we may not be able to market our products effectively. We also face the risk that we will have to offer our products at prices lower than anticipated as a result of the current trend in the United States towards managed health care through health maintenance organizations. Currently, third-party payers are increasingly challenging the prices charged for medical products and services. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of health care services and products. Existing U.S. laws, such as the Medicare Prescription Drug and Modernization Act of 2003, or future legislation to reform health care or reduce government insurance programs could also adversely affect prices of our approved products, if any. The cost containment measures that health care providers are instituting and the results of potential health care reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our products are marketed outside of the United States, foreign government pricing controls and other regulations may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

We may merge with or acquire other companies and our failure to receive the anticipated benefits in these transactions could harm our business.

In January 2003, we merged with Variagenics, and we may merge with or acquire other companies in the future. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies and/or our subsidiary include, among others:

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

We may not receive any benefits from and we may have lost potential income as a result of the sale of our equity holdings in our former Callida subsidiary.

On December 3, 2004, we entered into and consummated a Stock Purchase Agreement with SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac and Affymetrix, Inc., pursuant to which we sold all of the stock we held in our subsidiary, Callida Genomics, Inc., or Callida, to SBH Genomics, Inc., a privately held Delaware corporation. Prior to the sale, we owned approximately 90% of Callida’s issued and outstanding capital stock.

Affymetrix, a minority stockholder in Callida, also sold its Callida shares to SBH Genomics as part of the same negotiated transaction. We and Affymetrix sold our stock in Callida in exchange for convertible promissory notes in the principal amount of $1.0 million, being $0.9 million for Nuvelo and $0.1 million for Affymetrix, and potential additional payments to us from SBH Genomics based on future revenues. The notes are convertible into preferred shares of SBH Genomics under certain circumstances. The notes may prove uncollectible, and we cannot assure you that we will receive the anticipated benefits, if any, of our sale of Callida stock, and through this transaction we may have lost certain benefits that we would have otherwise received from the continued ownership of our Callida holdings.

We are subject to the risk of natural disasters.

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

We had net losses of $52.5 million in 2004, $50.2 million in 2003, and $45.0 million in 2002. As of December 31, 2004, we had an accumulated deficit of $256.0 million.

All of our product candidates are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. The process of developing our drug products will require significant additional research and development, pre-clinical testing, clinical trials and regulatory approvals.

These activities, together with general administrative and other expenses, are expected to result in operating losses for the foreseeable future. To date, we have not generated any revenues from product sales. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue pre-clinical research and clinical trials, apply for regulatory approvals, develop our drug candidates, expand our operations and develop systems that support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in developing our drug candidates, obtaining regulatory approvals and commercializing our products, and our operations may not be profitable even if any of our drug candidates are commercialized. We may never generate profits and, as a result, the trading price of our common stock could decline.

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

In January 2005, we entered into a lease agreement for approximately 55,000 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our existing facility at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or

Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a potentially significant charge to our earnings based on the remaining lease rental expense as of December 31, 2004 of $36.1 million for our existing facility, reduced by the estimated income from sublease rental, if any. Our remaining lease obligations as of December 31, 2004 with respect to the facility at 985 Almanor Avenue total approximately $46.2 million, excluding deferred rent credits of $10.1 million. We are obligated to pay the full amount of such remaining lease rental obligation, net of any sublease payments we may receive, from time to time as it comes due under the terms of the lease for this facility.

We will need to raise additional capital, and such capital may be unavailable to us when we need it or not available on acceptable terms.

We will need to raise significant additional capital to finance the research and clinical development of our drug products. If future securities offerings are successful, they could dilute our current shareholders’ equity interests and reduce the market price of our common stock. Financing may be unavailable when we need it or may not be available on acceptable terms. The unavailability of financing may require us to delay, scale back or eliminate expenditures for our research, development and marketing activities necessary to commercialize our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and pre-clinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of manufacturing our material for pre-clinical, clinical and commercial purposes;

•	progress in clinical studies of our products, including alfimeprase, rNAPc2 and ARC 183;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit from our Chairman, Dr. George B. Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in research and pre-clinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation; and

•	release of successful products into the market by our competitors.

Excluding our three clinical stage drug candidates, our potential products currently are in research or pre-clinical development, and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. A high percentage of our expenses are fixed costs such as lease obligations. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop of our stock price.

Our stock price has historically been and is likely to remain highly volatile, and an investment in our stock could suffer a decline in value.

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

Historically, our stock price has been extremely volatile. Between January 1, 2004 and December 31, 2004, the price ranged between a high of $16.50 per share and a low of $6.77 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

•	the depth of the market for the common stock;

•	the experimental nature of our potential products;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, upon repayment of our outstanding note to Affymetrix, or upon repayment of our line of credit with Dr. Rathmann;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles;

•	general market conditions; or

•	public concern with respect to our products.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of February 28, 2005, we had 42,003,840 shares of our common stock outstanding, including 9,775,000 shares sold in an offering in February 2005. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and greater than five percent stockholders and unregistered shares held by non-affiliates. As of February 28, 2005, our directors, officers and greater than five percent stockholders held 3,566,900 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act, or pursuant to effective registration statements. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of February 28, 2005, these registration rights covered approximately 1,516,792 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

In addition, under registration statements on Form S-8 under the Securities Act, as of February 28, 2005 we have registered approximately 5,239,537 shares of our common stock for sale upon the exercise of outstanding options under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan and stock option agreements entered into outside of any of our stock option plans. Included in the 5,239,537 shares, options to exercise 4,344,462 shares of our common stock were outstanding under the specified plans, and shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. Additionally, included in the 5,239,537 shares, we have reserved approximately 895,075 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of February 28, 2005, 3,705,285 shares of the total 6,756,329 shares related to these warrants and options were exercisable. In addition, as of February 28, 2005, we had 3,287,321 shares of our common stock remaining for future option grants under our 2004 Equity Incentive Plan. Under our Employee Stock Purchase Plan, we have approximately 47,242 shares of our common stock reserved for future issuance as of February 28, 2005. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

As of February 28, 2005, 725,306 shares of our common stock were issuable, at our option, to repay a note in the principal amount of $4.0 million held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock by Affymetrix may also result in significant downward pressure on the price of our common stock. In addition, as of February 28, 2005, 1,117,315 shares of common stock were issuable, upon mutual agreement, to convert the promissory note that we have issued under a line of credit with George Rathmann. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by George Rathmann may also result in significant downward pressure on the price of our common stock.

We will need to raise significant additional capital to finance the research and clinical development of our drug products. If future securities offerings are successful, they could dilute our current shareholders’ equity interests and reduce the market price of our common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. Under our August 31, 2004 Loan and Security Agreement with Silicon Valley Bank, we cannot pay dividends without Silicon Valley Bank’s prior written consent, except for dividends paid in shares of our capital stock. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

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

On June 5, 1998, our board of directors adopted a rights plan and declared a dividend with respect to each share of our common stock then outstanding. This dividend took the form of a right, which entitles the holders to purchase one one-thousandth of a share of our Series A junior participating preferred stock at a purchase price that is subject to adjustment from time to time. These rights have also been issued in connection with each share of our common stock issued after June 15, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of our outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors. This rights agreement was amended on March 19, 2004, to reflect our reincorporation under Delaware law.

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

The provisions of our governing documents, stockholder rights plan and current Delaware law may, collectively:

•	lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

•	discourage bids for our common stock at a premium over market price; and

•	generally deter efforts to obtain control of us.

Recent Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that such transactions be accounted for using a fair-value-based method, such as Black-Scholes, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal quarter after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB 25. We will be required to implement SFAS 123(R) effective from the beginning of our third fiscal quarter of 2005, and we expect that its adoption will have a material adverse impact on our consolidated results of operations and financial position.

We have adopted an Executive Change in Control and Severance Benefit Plan that could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

On December 14, 2004, our Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for our executive officers and other eligible employees. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain of our eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted by us previously. All of our executive employees at the level of Vice President or above are expected to be eligible to participate in the plan and our Board of Directors may designate certain other individuals as eligible to participate. The plan provides that, upon a change in control of the company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding our change in control. If a participant is terminated without cause or constructively terminated one month before or one year after our change in control, he or she will also be entitled to certain cash severance and continued medical benefits and shall be credited with an additional year of vesting with respect to Nuvelo stock options and stock awards held by such participant. The change in control and severance benefits for certain of our employees provided for under this plan could make it more difficult and expensive, or less desirable, for a third party to acquire us, even if doing so would benefit our stockholders.

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

We currently have, or have in-licensed, issued patents and pending patent applications that cover portions of our in-licensed clinical products. ARC183 is covered both by a U.S. patent specifically claiming ARC183 and by U.S. patents covering aptamers generically. However, there are no equivalent international applications pending specifically claiming ARC183. International patent applications generically covering aptamers are pending but we cannot assure you that such patents will issue. We licensed the worldwide rights for all indications of rNAPc2 and all of the rNAPc molecules owned by Dendreon in February 2004. The United States government may claim a non-exclusive right to use rNAPc2 with respect to the treatment of hemorrhagic fever. We also currently have patents that cover some of our technological discoveries and patent applications that we expect to protect some of our gene, protein and technological discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications will issue as patents, or that any patent issued or licensed to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. Our trade secrets could become known through other unforeseen means. We depend on our collaborators and other third parties that license intellectual property to us to protect our licensed intellectual property. These collaborators and other third parties could fail to take a necessary step to protect our licensed intellectual property, which could seriously harm our intellectual property position.

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

Extensive litigation regarding patents and other intellectual property rights has been common in the biopharmaceutical industry. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain.

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

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We may be required to obtain licenses to patents or other proprietary rights of others in order to conduct research, development, or commercialization of some or all of our programs. We plan to seek licenses, as we deem appropriate, but it is possible that we may infringe upon these patents or proprietary rights of third parties. If we do not obtain these licenses, we may encounter delays in product market introductions, incur substantial costs while we attempt to design around existing patents or not be able to develop, manufacture or sell products. In response, third parties may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties, which could adversely impact our product costs and have an impact on our business. Further, if we do obtain these licenses, the agreed terms may necessitate reevaluation of the potential commercialization of any one of our programs. Failing to obtain a license could result in litigation. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

Item 2.	Properties

We lease approximately 59,000 square feet of space at 675 Almanor Avenue, Sunnyvale, California, which is currently our primary headquarters. This lease expires on June 30, 2005, and has a five-year renewal option, which, if exercised, would extend the lease to June 30, 2010. On January 11, 2005, we entered into a five-year lease for approximately 55,000 square feet of space at 201 Industrial Road, San Carlos, California, which we intend to become our primary headquarters, and therefore we will likely forego the five-year renewal option on our existing headquarters. We also lease a 12,000 square foot facility at 670 Almanor Avenue, Sunnyvale, California, which is across the street from 675 Almanor, under a lease that expires June 30, 2005. This facility is currently being used by SBH Genomics, Inc., which purchased our Callida subsidiary in December 2004, and the related operations continue to be housed in this facility under terms of the purchase agreement for this subsidiary. We also lease approximately 140,000 square feet of space at 985 Almanor Avenue in Sunnyvale, California, which is adjacent to 675 Almanor, and is currently primarily being used for storage. The lease on this space extends through May 2011.

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

The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003.

On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the Nasdaq Stock Market on August 8, 1997 as Hyseq, Inc. (HYSQ), and has traded under the symbol “NUVO” since January 31, 2003, (except for the period between June 19, 2003 and March 19, 2004, where we temporarily traded under the symbol “NUVOD”). The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as reported by the Nasdaq Stock Market under these symbols:

	High	Low
Year ended December 31, 2003
First quarter	$4.47	$1.92
Second quarter	8.16	2.58
Third quarter	12.03	5.28
Fourth quarter	12.66	7.47

Year ended December 31, 2004
First quarter	$16.50	$10.36
Second quarter	13.20	7.57
Third quarter	10.44	6.77
Fourth quarter	11.23	8.36

As of February 28, 2005, there were approximately 263 stockholders of record of our common stock, and the last sale price reported on The Nasdaq National Market for our common stock was $7.77 per share.

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our board of directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Under our August 31, 2004 Loan and Security Agreement with Silicon Valley Bank, we cannot pay dividends without Silicon Valley Bank’s prior written consent, except for dividends paid in shares of our capital stock.

Information relating to compensation plans under which our equity securities are authorized for issuance is included in Item 12 of Part III of this Annual Report, which is incorporated by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2005 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

On February 11, 2004 we issued an aggregate of 70,538 shares of common stock to Atlas Venture Fund III and Atlas Venture Entrepreneurs’ Fund III, pursuant to the cashless exercise of a warrant, dated July 30, 1999. The warrant was exercisable for a total of 105,596 shares of common stock and had an exercise price of $4.98 per share. In connection with the cashless exercise, the number of shares issuable pursuant to the warrant was reduced by 35,058 shares pursuant to the operation of the cashless exercise provisions in the warrant. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

On February 19, 2004 we issued an aggregate of 16,380 shares of common stock to Comerica, Inc., pursuant to the cashless exercise of a warrant, dated June 24, 1999. The warrant was exercisable for a total of 24,084 shares of common stock and had an exercise price of $4.98 per share. In connection with the cashless exercise, the number of shares issuable pursuant to the warrant was reduced by 7,704 shares pursuant to the operation of the cashless exercise provisions in the warrant. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

On September 9, 2004, we issued an aggregate of 240,842 shares of common stock to Wells Fargo Bank Indiana, N.A., pursuant to the cash exercise of four warrants, each dated July 30, 1999. The warrants were exercisable for a total of 240,842 shares of common stock and each warrant had an exercise price of $4.98 per share. The issuances of the shares pursuant to these warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

Item 6. Selected	Consolidated Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$195	$1,024	$25,554	$24,550	$15,604
Loss from continuing operations	(48,942)	(46,229)	(39,512)	(33,836)	(22,253)
Loss from discontinued operations, including loss on disposal	(3,547)	(3,958)	(5,466)	(2,636)	—
Net loss	$(52,489)	$(50,187)	$(44,978)	$(36,472)	$(22,253)
Basic and diluted net loss per share:
Continuing operations	(1.59)	(2.19)	(5.48)	(6.29)	(4.95)
Discontinued operations	(0.11)	(0.18)	(0.76)	(0.49)	—
Total basic and diluted net loss per share	$(1.70)	$(2.37)	$(6.24)	$(6.78)	$(4.95)
Weighted average shares used in computing basic and diluted net loss per share	30,874	21,054	7,220	5,386	4,483

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$43,382	$25,772	$(20,728)	$(1,717)	$(2,577)
Total assets	79,264	57,809	27,072	39,904	21,288
Bank loan	2,600	—	—	—	—
Notes payable	4,000	6,600	6,600	4,000	—
Capital lease obligations	1,079	3,070	2,242	4,734	7,101
Related party line of credit	7,792	10,542	10,000	—	—
Accumulated deficit	(256,048)	(203,559)	(153,372)	(108,394)	(71,922)
Total stockholders equity (deficit)	45,589	22,701	(4,564)	15,421	8,362

A factor affecting the comparability of information between 2003 and 2004 was our public offering in March 2004, in which an aggregate of approximately 5.8 million shares of common stock were sold for net proceeds of approximately $69.5 million.

Two factors affecting the comparability of information between 2002 and 2003 was our merger with Variagenics, Inc. on January 31, 2003, in which approximately 13.3 million shares of common stock were issued to Variagenics shareholders for an approximate net purchase price of $48.6 million. In addition, in October 2003, an aggregate of approximately 3.8 million shares of common stock were sold in an underwritten public offering for net proceeds of approximately $26.3 million.

A factor affecting the comparability of information between 2001 and 2002 was our private placement offering in April 2002, in which an aggregate of approximately 1.2 million shares of common stock and warrants to purchase an aggregate of approximately 0.3 million shares of common stock were sold for net proceeds of approximately $14.3 million.

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

We have included or incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K, and from time to time our management may make statements that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed in this Annual Report, including those set forth in this Item 7 as well as under “Item 1. Business,” including “Risk Factors.” We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results unless required by law.

Overview

We are engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. Our lead product candidate, alfimeprase, has completed two Phase 2 trials in two indications, acute peripheral arterial occlusion (PAO) and catheter occlusion, and is expected to enter Phase 3 trials in 2005. Adding to our cardiovascular portfolio, we announced in the first quarter of 2004 a partnership with Archemix for the development and commercialization of ARC183, a novel thrombin inhibitor, and a license agreement with Dendreon for worldwide rights to rNAPc2, an anticoagulant that blocks tissue factor. ARC183 is currently in a Phase 1 program and rNAPc2 is in a Phase 2a trial. Both trials are expected to conclude in the first half of 2005.

In addition, we plan to leverage our proprietary gene collection and expertise in secreted proteins and antibody discovery to expand our pipeline and create partnering and licensing opportunities.

Alfimeprase, our lead development candidate, recently completed Phase 2 clinical trials in two distinct indications, acute PAO and catheter occlusion. Alfimeprase is a thrombolytic agent, or blood clot dissolver, with a novel mechanism of action, and was identified through a research program at Amgen Inc. In January 2002 we entered into a 50/50 cost/profit sharing arrangement with Amgen for the development and commercialization of alfimeprase. In October 2004, Amgen exercised its rights pursuant to the terms of this collaboration agreement to terminate its collaboration with us and enter instead into an exclusive license whereby we are granted the worldwide rights to develop and commercialize alfimeprase in exchange for the payment to Amgen of previously negotiated milestone payments and royalties. Under the terms of our license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or to Avecia Limited, our designated manufacturer. On January 21, 2005, we entered into an Interim Agreement with Avecia for the manufacture of alfimeprase, and we are currently in negotiations with Avecia for a definitive agreement for the manufacture of commercial quantities of alfimeprase. Amgen is required to continue to supply alfimeprase to us during the transition period. In connection with the termination of the collaboration agreement with Amgen, we also entered into an opt-out, termination, settlement and release agreement with Amgen in October 2004, whereby we made a payment of $8.5 million to Amgen, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement. We believe the inventory to which these manufacturing costs relate is sufficient to supply the Phase 3 program for alfimeprase as currently contemplated. In addition, we are also required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase. We expect this milestone to be achieved in the first quarter of 2005. Future milestone payments under the license agreement could total as much as $40.0 million.

In February 2004, we entered into a licensing agreement with Dendreon Corporation for worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon. rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. Under the terms of the agreement, we paid

Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) and have expensed $5.6 million for this and related clinical trial costs in 2004. We are required to pay Dendreon milestone payments, ranging from $2.0 million to $6.0 million, for both rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, upon submission of a New Drug Application, or NDA, and upon first commercial sale. If all development and commercialization milestones are achieved, total milestone payments to Dendreon can reach as much as $23.5 million. We believe that achieving these milestones is uncertain and we currently cannot predict when any may be achieved. Upon reaching commercialization, we are also responsible for paying future royalties to Dendreon depending on certain sales volume of rNAPc2. We are currently investigating rNAPc2 in a Phase 2a double-blind, placebo-controlled clinical trial for potential use in treating acute coronary syndromes, or ACS, including unstable angina, or UA, and non-ST segment elevation myocardial infarction, or NSTEMI. We plan to complete patient enrollment of this study in the first half of 2005.

In January 2004, we announced a collaboration agreement with Archemix, a privately held biotechnology company located in Cambridge, Massachusetts, for the development and commercialization of ARC183. Our lead indication for ARC183 is as a thrombin inhibitor for use in CABG surgery. Under the terms of our agreement, we paid Archemix an upfront fee of $3.0 million in cash, and have expensed $7.7 million for this and related clinical trial costs in 2004. Under the terms of the collaboration agreement, Archemix is initially responsible for leading development and for all clinical development activities. As part of the agreement, we and Archemix equally share all costs associated with the development and commercialization of ARC 183 after we have funded the first $4.0 million in research and development costs, and will jointly share any revenues resulting from its commercialization. Since these joint research and development costs have already exceeded $4.0 million as of the third quarter of 2004, we and Archemix have begun the 50/50 cost sharing arrangement. Under the collaboration agreement, we have the option to lead commercialization efforts in which both we and Archemix may participate. We are required to pay Archemix total development milestone payments of up to $11.0 million, including $10.0 million upon commencement of a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We estimate that the milestone payment of $10.0 million could occur in the first half of 2006. We are obligated to make the Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix, or if Archemix does not meet its obligations under the agreement and we terminate the collaboration for default by Archemix. Upon reaching commercialization, both companies are responsible for paying any related royalties to each other depending on product sales volume. In August 2004, we and our partner, Archemix, initiated a Phase 1 clinical program for ARC183 for use in CABG surgery. These studies are evaluating the safety, tolerability, anticoagulation activity and titratability of ARC183. We expect to complete enrollment of the Phase 1 clinical program of ARC183 in the first half of 2005.

In September 2004, we extended and expanded our research and development collaboration with Kirin. The amended agreement extends the term of the current collaboration to December 31, 2005 and expands the scope of the collaboration to include additional secreted protein genes from our full-length gene portfolio. Under the current contract, we will jointly own discoveries resulting from the collaboration, and we will jointly develop and market the resulting products while sharing costs, efforts and revenues. Under our Kirin collaboration, we have completed the initial analysis of 50 secreted protein genes in mouse models and will be testing additional candidates genes in 2005. We plan to announce a primary indication for our pre-clinical candidate, NU206, in the first half of 2005. NU206 was identified as a result of this collaboration.

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

In December 2004, we sold our subsidiary, Callida Genomics, Inc., or Callida, to SBH Genomics, Inc., a privately held Delaware corporation. This transaction is part of our strategy to monetize assets that are outside of our core business. Prior to the sale, we owned approximately 90% of Callida’s issued and outstanding capital stock. Affymetrix, a minority stockholder in Callida, also sold its Callida shares to SBH Genomics as part of the same negotiated transaction. We and Affymetrix sold our stock in Callida in exchange for convertible promissory notes in the principal amount of $1.0 million, being $0.9 million for Nuvelo and $0.1 million for Affymetrix, and potential additional payments to us from SBH Genomics based on future revenues. The notes are convertible into preferred shares of SBH Genomics under certain circumstances. As part of this transaction, Affymetrix has waived the acceleration of a $4.0 million promissory note owed by us to Affymetrix that would have become immediately payable as a result of the change in control of Callida. This convertible note arose from a loan made to us by Affymetrix in 2001 to fund our initial capital contribution to Callida and is due in November 2006. The sale of our Callida stock results in a net non-cash charge to our earnings of approximately $1.1 million, representing the difference between the value of the convertible promissory notes received and the carrying value of Callida’s assets and liabilities in our balance sheet. In addition, various cash and non-cash charges of approximately $0.5 million are associated with the sale of this subsidiary. The sale of the Callida business segment meets the criteria for presentation as a discontinued operation under the provisions of the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Therefore, the historical results of Callida are reported in our consolidated financial statements as a discontinued operation.

In January 2005, we entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for approximately 55,000 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual adjustments. The lease will commence on or around September 1, 2005 and contains an option to cancel the lease after five years, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), and rights of first refusal over all vacant space in the building during the first two years of the lease. The lease contains a tenant improvement allowance of $7.7 million, or $140 per square foot.

In March 2004, we raised approximately $69.5 million in a public offering, net of underwriters’ fees and stock issuance costs of $5.3 million, from the sale of 5,750,000 shares of our common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $13.00 per share.

In February 2005, we raised approximately $68.3 million in a public offering, net of underwriters’ fees and stock issuance costs of approximately $5.0 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures, working capital needs, current and future clinical trials of our lead drug candidate, alfimeprase, as well as other research and drug development activities. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

Results of Operations

Nuvelo’s core business is to develop and market therapeutic drugs for the treatment of human diseases. The following results of operations include those of both Nuvelo and Callida Genomics, Inc. (Callida), through its disposal on December 3, 2004. The results of Callida have been reclassified to discontinued operations for all periods presented.

Contract Revenues

Contract revenues were $0.2 million in 2004, compared to $1.0 million in 2003 and $25.6 million in 2002. The $0.8 million decrease in 2004 from 2003 was primarily due to $0.5 million of deferred revenues recognized in 2003 from the $4.0 million license payment received from Affymetrix as part of the October 2001 settlement of all our outstanding litigation with Affymetrix, with no corresponding amount in 2004. The $24.6 million decrease in 2003 from 2002 was primarily due to completion of our gene screening services collaboration with BASF in January 2003 and from the $4.0 million Affymetrix license payment, for which we recognized revenues of $21.9 million and $2.7 million, respectively, in 2002.

Our revenues may vary significantly from quarter to quarter as a result of licensing or collaboration activities. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

	Years Ended December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
	(Dollars in Thousands)
Research and development	$39,970	$30,014	$46,827	33%	(36)%

Research and development (R&D) expenses, primarily consist of R&D personnel costs, clinical trial and drug manufacturing costs, license, collaboration and royalty fees, outside services, supplies, depreciation and amortization, and allocated facilities expenses.

The $10.0 million increase in R&D expense in 2004 as compared to 2003 was primarily due to $7.0 million in upfront fees related to our license and collaboration agreements signed with Dendreon and Archemix, respectively, in the first quarter of 2004, and an increase of $4.7 million in overall clinical trial and research-related costs to continue supporting development of our current drug candidates in 2004, partially offset by $2.7 million in R&D savings realized during 2004 from completion of the shut-down of our Variagenics research operations in Cambridge, Massachusetts in 2003.

The $16.8 million decrease in R&D expense in 2003 as compared to 2002 was primarily due to net savings of $15.0 million of research and personnel costs as a result of the early completion of our agricultural gene screening services agreement with BASF in January 2003, total rent savings of $3.5 million realized from our early lease termination of the Humboldt Court, Sunnyvale facility executed in November 2002, and a decrease of $1.5 million in depreciation expense due to significantly lower capital expenditures in 2003 and with fixed assets becoming fully depreciated in 2003. The decrease was partially offset by additional R&D expense of $2.7 million in 2003 from Variagenics’ operations assumed in connection with the merger completed on January 31, 2003 and subsequently shut down at the end of the third quarter of 2003.

R&D expenses included in the statement of operations for 2004 and since inception for our significant programs are as follows (including license and collaboration fees):

Program	2004	Since Inception
	(Dollars in Millions)
alfimeprase	$6.7	$26.8
rNAPc2	$5.6	$5.6
ARC183	$7.7	$7.7

We expect to expense up to $12.6 million of drug manufacturing costs within the next twelve months as we start to advance alfimeprase into Phase 3 clinical trials in 2005. We also are required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first phase 3 clinical trial for alfimeprase, resulting from the license agreement signed in November 2004. We expect this milestone to be achieved in the first quarter of 2005. We currently do not expect to incur any milestone expense for our rNAPc2 and ARC183 drug candidates in 2005. We expect other R&D expenses to increase during 2005 as we continue to dedicate our resources to advance ongoing alfimeprase clinical trials as well as work to enhance our pipeline by seeking attractive therapeutic candidates that complement our ongoing development programs, while prosecuting and enforcing our intellectual property rights.

The timing, cost of completing the clinical development of any product candidate, and any potential future product revenues will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. We do not expect to generate any product revenue until we reach the commercialization stage for any of our drug products, if this ever occurs.

General and Administrative Expenses

	Years Ended December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
	(Dollars in Thousands)
General and administrative	$8,702	$15,069	$14,981	(42)%	1%

General and administrative (G&A) expenses primarily consist of G&A personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

The $6.4 million decrease in G&A expense in 2004 as compared to 2003 was primarily due to a $4.6 million decrease from rent and option termination expenses in 2003 related to the Humboldt Court facility lease, and $3.6 million in G&A savings realized during 2004 from completion of the shut-down of our Variagenics’ operations in 2003, offset by increases in consulting and professional fees associated with the internal controls documentation, testing and auditing required under the Sarbanes-Oxley Act of 2002.

The $0.1 million increase in G&A expense in 2003 as compared to 2002 was primarily due to an increase of $3.6 million from Variagenics’ G&A costs before it was shut down in the third quarter of 2003, largely offset by cost savings in 2003 from decreased average headcount and decreased rent expense as a result of the Humboldt Court facility lease termination in November 2002.

We expect general and administrative expenses to increase during 2005 to support our growth in general operating activity.

Loss on Sale of Assets

Losses on sales of assets were $0.2 million in 2004, compared to $1.2 million in 2003 and $36,000 in 2002. The $1.0 million decrease in 2004 and the $1.2 million increase in 2003 were both primarily due to the $1.2 million write-off in 2003 of Humboldt Court leasehold improvements in connection with our decision not to exercise a purchase option in April 2003 related to an early lease termination agreement executed in November 2002.

Restructuring Expenses

There were no restructuring expenses in 2004 or 2003, compared to restructuring costs of $2.1 million in 2002 related to headcount reductions in connection with the early completion of our BASF collaboration.

Interest Income and Expense, Net

	Years Ended December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
	(Dollars in Thousands)
Interest income	$2,889	$747	$87	287%	759%
Interest expense — related party	(481)	(557)	(252)	(14)%	121%
Interest expense — other	(2,706)	(1,135)	(990)	138%	15%

Interest income and expense, net	$(298)	$(945)	$(1,155)	(68)%	(18)%

The $0.6 million decrease in net interest expense for 2004 as compared to 2003 was primarily due to the increase in interest income resulting from higher average cash and investment balances due to public offerings completed in October 2003 and March 2004, partially offset by increased amortization of premium/discount related to our investment balances.

The $0.2 million decrease in net interest expense for 2003 as compared to 2002 was primarily due to the increase in interest income resulting from higher average cash and investment balances due to our merger with Variagenics in January 2003 and the public offering completed in October 2003, partially offset by increased interest expense from the line of credit with our Chairman, increased amortization of premium/discount related to our investment balances and additional capital leases assumed from the merger with Variagenics.

Loss from Continuing Operations

Since our inception, we have incurred significant net losses, and as of December 31, 2004, our accumulated deficit was $256.0 million. During 2004, we incurred a net loss from continuing operations of $48.9 million as compared to $46.2 million in 2003 and $39.5 million in 2002.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue clinical development of our lead drug candidate, alfimeprase, continue clinical development of rNAPc2 and ARC183, further expand research and development of our potential biopharmaceutical product candidates, potentially in-license other drug candidates, and continue to prosecute and enforce our intellectual property rights.

Loss from Discontinued Operations

On December 3, 2004, we sold our subsidiary, Callida Genomics, Inc. (Callida). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of Callida have been reclassified to discontinued operations for all periods presented. The sale resulted in a net non-cash charge of approximately $1.1 million, representing the difference between the value of the convertible promissory notes received and the carrying value of Callida’s assets and liabilities on our balance sheet. In addition, various cash and non-cash charges of approximately $0.5 million were associated with the sale. All of the charges related to the disposal have been classified within discontinued operations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances at the end of 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and cash equivalents	$16,811	$13,141
Short-term investments	33,814	21,048

Cash, cash equivalents and short-term investments	$50,625	$34,189

Cash flows from operating, investing and financing activities in 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(Dollars in Thousands)
Cash flows from operating activities	$(50,112)	$(45,066)	$(30,908)
Cash flows from investing activities	(13,576)	28,393	(2,001)
Cash flows from financing activities	67,358	27,589	22,805

Net increase (decrease) in cash and cash equivalents	$3,670	$10,916	$(10,104)

Cash, Cash Equivalents and Short-Term Investments

As of December 31, 2004, we had $50.6 million in cash, cash equivalents and short-term investments. These amounts reflect a net increase of $16.4 million from the $34.2 million total as of December 31, 2003. This increase resulted primarily from the net proceeds of approximately $69.5 million from a public offering in March 2004, partially offset by $50.1 million of cash used in operating activities in 2004.

In February 2005, we raised approximately $68.3 million in a public offering, net of underwriters’ fees and stock issuance costs of approximately $5.0 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share.

As of December 31, 2004, all of our short-term investments in marketable securities have maturities of less than one year, and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of corporate debt and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

To date, our primary sources of liquidity have been cash from financing activities, collaboration receipts and our merger with Variagenics in January 2003. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In March 2004, we raised approximately $69.5 million in a public offering, net of underwriters’ fees and stock issuance costs of $5.3 million, from the sale of 5,750,000 shares of our common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $13.00 per share.

In August 2004, we entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank that provides us with a $6.0 million term loan facility and a $4.0 million revolving credit line and grants Silicon Valley Bank a security interest over certain of our assets, excluding intellectual property. As a condition precedent to the Loan Agreement, we agreed, among other things, to certain covenants and reporting requirements. On December 15, 2004, we completed a planned $2.6 million initial draw-down on the term loan, the proceeds of which were used entirely to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court, Sunnyvale, California. We have not used any of the funds available under the revolving credit line. The proceeds of all other term loan draw-downs and the revolving credit line may be used solely for our working capital or other general business requirements. Since September 2004, the revolving credit line has been used to collateralize a $4.0 million letter of credit issued to the Irvine Company related to the 985 Almanor facility lease that was previously guaranteed and collateralized by Dr. Rathmann. Our term loan borrowings under the new loan facility shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus three and one-quarter percent (3.25%), and, in any event, shall not be less than 6.43% per annum. Our revolving credit borrowings shall bear interest at Silicon Valley Bank’s prime rate in effect from time to time. As of December 31, 2004, we had received waivers for any breaches of related covenants and reporting requirements, and the applicable interest rate for the outstanding amount under the term loan was 6.43%.

Dr. Rathmann, the chairman of our board of directors, provided us with a $20.0 million line of credit in August 2001, of which we have drawn down $11.0 million, with the remaining $9.0 million having expired. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of approximately $0.2 million. Accrued interest will be paid with the final payment in October 2007. As of December 31, 2004, the remaining principal and accrued interest to date totaled $9.2 million. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2004, 907,113 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Dr. Rathmann’s guarantee of our $2.6 million promissory note to AMB Property, LP was canceled upon repayment of this note in December 2004.

We issued Affymetrix a 5-year promissory note for $4.0 million in November 2001, bearing a fixed annual interest rate of 7.5%. Accrued interest will be paid with the final payment in November 2006. As of December 31, 2004, the remaining principal and accrued interest to date totaled $4.9 million. The outstanding principal and interest under the note may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock at a price based upon 90% of the average price of our common stock over a 10-day period ending 2 days prior to the conversion. As of December 31, 2004, 542,235 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares issuable to Affymetrix on a registration statement that has been declared effective by the SEC.

Our primary use of capital resources has been to fund operating activities, including license payments, to acquire capital equipment and to make leasehold improvements. We used cash of $50.1 million and $45.1 million for operating activities, and cash of $0.7 million and $0.3 million to acquire capital equipment and make leasehold improvements in 2004 and 2003, respectively.

In August 2002 we amended our lease on the property at 985 Almanor Ave. to provide for a rent deferral of approximately $4.9 million over the subsequent three years, retroactive to June 1, 2002. We will be required to repay the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of approximately $0.1 million. In October 2003, we amended the lease for a second time, to provide for an additional rent deferral. In order to receive this rent deferral, we pre-paid approximately $2.7 million of base rental payments in October 2003 to cover the 9 month period beginning October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent will be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and approximately $0.2 million of savings. The deferral amount will be repaid on May 30, 2011, the end of the lease term. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of approximately $0.1 million, commencing on June 1, 2011 if the lease term is extended for at least 36 months, and early reinstatement of the original rental rates if we successfully raise $75.0 million in a single public or private equity offering, with the remaining amount of rent deferred under both lease amendments up to that date coming due immediately.

Cash Used in Operating Activities

Net cash used in operating activities increased by $5.0 million to $50.1 million in 2004, compared to $45.1 million in 2003. The increase in cash used was primarily due to payments to Amgen of $8.5 million in relation to the termination of the collaboration agreement in October 2004, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement, and of $0.4 million in related technology transfer fees, as well as total license and collaboration agreement fees of $3.5 million paid to Dendreon and Archemix, partially offset by the elimination of $6.3 million of expenses incurred in 2003 resulting from our merger with Variagenics in January 2003. Net cash used in operating activities increased by $14.2 million to $45.1 million in 2003, compared to $30.9 million in 2002, primarily due to an increase in net loss before non-cash license expenses.

We expect an increase in operating expenses in 2005, as we continue to incur increased clinical development and manufacturing costs related to our three drug candidates. In addition, we are required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase, as part of the license agreement signed on November 3, 2004. We expect this milestone to be achieved in the first quarter of 2005. If we are successful in reaching the commercialization stage, we will also be responsible for paying our collaboration and licensing partners certain product royalties, depending on product sales volumes. We do not foresee a significantly negative impact in our liquidity based on potential royalty payment obligations, as the majority of these payments are related to commercial sales, which provide us with offsetting cash inflows. Our future milestone payments under current agreements could total $74.5 million if all milestones are achieved, which would significantly affect our future cash flows. Only $5.0 million of this amount is expected to be paid in 2005, as noted above.

Cash Used in / Provided by Investing Activities

Net cash used in investing activities was $13.6 million in 2004, compared to $28.4 million provided by investing activities in 2003 and $2.0 million used in investing activities in 2002. The increased use of cash in 2004 was primarily due to $25.7 million of cash received from the acquisition of Variagenics in 2003, and increased purchases of short-term investments as a result of cash raised from the public offering completed in March 2004, partially offset by an increase in proceeds from the subsequent sales or maturities of those investments. The increase in cash provided by investing activities in 2003 was primarily due to the cash received from the acquisition of Variagenics.

We expect capital expenditures to increase significantly during 2005 as compared to 2004, as we prepare our newly-leased facilities at 201 Industrial Road in San Carlos, California to be our primary headquarters.

Cash Provided by Financing Activities

Net cash provided by financing activities increased by $39.8 million to $67.4 million in 2004, compared to $27.6 million in 2003. The cash provided in 2004 and 2003 primarily resulted from public offerings completed in March 2004 and October 2003, respectively. Net cash provided by financing activities increased by $4.8 million from 2002 to 2003, resulting from the increase in size of the public offering in 2003 from the private investment in 2002.

In February 2005, we raised approximately $68.3 million in a public offering, net of underwriters’ fees and stock issuance costs of approximately $5.0 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. We may also raise further funds through additional public or private financings in 2005.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors”. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. Including the $68.3 million of net proceeds from the offering in February 2005, we believe that we have adequate cash reserves to fund our operations through 2006.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
Contractual obligations:
Operating lease obligations	$5,693	$7,260	$7,479	$7,707	$6,906	$12,004	$47,049
Bank loan(a)	844	1,133	893	—	—	—	2,870
Note payable(b)	—	4,939	—	—	—	—	4,939
Capital lease obligations(a)	1,010	105	14	—	—	—	1,129
Related party line of credit(c)	2,750	2,750	3,694	—	—	—	9,194

Total contractual obligations	$10,297	$16,187	$12,080	$7,707	$6,906	$12,004	$65,181

(a)	Includes interest payments at fixed rates of interest.
(b)	Fixed interest of 7.5% per annum is accrued and due with the final loan payment in November 2006. Includes $0.9 million interest accrued as of December 31, 2004.
(c)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment in October 2007. Includes $1.4 million interest accrued as of December 31, 2004.

The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific milestones events and not the passage of time. We currently expect only one milestone to be achieved in 2005, being a payment to Amgen of $5.0 million within 30 days of dosing of the first patient in the first phase 3 clinical trial for alfimeprase. This milestone may or may not be achieved in this timeframe, if at all, and we cannot accurately estimate when any such milestone events will occur, if ever.

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

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

We recognize clinical trial drug manufacturing expense when manufacturing is completed and the clinical trial drug material is shipped from the manufacturing or storage facility to the testing site. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we have accounted for this clinical trial drug material as Clinical Trial Supplies, a current asset on our balance sheet as there are alternative future uses for the supply in other indications not currently being studied, including deep vein thrombosis, stroke, acute myocardial infarction and pulmonary embolism. On a quarterly basis we evaluate if there continues to be alternative future use for the alfimeprase clinical drug material, and if the material is obsolete or in excess of anticipated requirements. Any unconsumed Clinical Trial Supplies will be charged as research and development expense in the quarter in which there ceases to exist a future alternative use, or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact on our financial condition and results of operations.

Impairment or Disposal of Long-Lived Assets

Periodically, we determine whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount exceeds the fair value of the asset. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and we perform an annual impairment review regardless of any such events or changes. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Events may occur that could cause us to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired, which may result in a significant adverse impact on our financial condition and results of operations.

Goodwill

We applied the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) upon the completion of the merger with Variagenics in January 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144.

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, we compare the fair value of the reporting unit with its carrying value, including goodwill. The estimated fair value of the reporting unit, in this case the Nuvelo business segment, is computed by multiplying the quoted market price of the company’s common stock on the Nasdaq National Market by the outstanding common stock of the company at that time. Previously, we used the present value of expected cash flows for our Nuvelo business segment, discounted at a risk-adjusted weighted average cost of capital. However, due to the disposal of the Callida business segment in the fourth quarter and its insignificant fair value and carrying value at the time of disposal, we now believe the market capitalization of Nuvelo as a whole to be a more reliable indicator of the fair value of the Nuvelo reporting unit, being our only remaining business segment.

If the fair value of the reporting unit is determined to be more than its carrying value, including goodwill, no goodwill impairment is recognized. If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed using the second step. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test and the fair value of the reporting unit was the price paid to acquire it. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of goodwill, which is used to determine the impairment amount.

We have designated October 31 as the annual impairment testing date for our goodwill, although additional testing may be performed if circumstances warrant a re-evaluation. If it is determined that the carrying value of goodwill has been impaired, the value would be reduced by a charge to operations in the amount of the impairment, which may result in a significant adverse impact on our financial condition and results of operations. There was assessed to be no goodwill impairment based on the testing performed on October 31, 2004.

Capitalization of Software Developed for Internal Use

We account for software developed for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) which requires research and development costs associated with the development stage of the internal-use software application to be capitalized. Platform and software development costs incurred prior to the application development stage are charged to expense as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria in SOP 98-1 for immediate expense or capitalization. Amortization of the capitalized costs begins when all substantial testing is completed and the software is ready for its intended use. Management periodically reviews the carrying value of the projects that have been capitalized to determine if impairment may exist. If it is determined that the carrying value of the asset has been impaired, the value would be reduced by a charge to operations in the amount of the impairment, which may result in a significant adverse impact on our financial condition and results of operations.

Clinical Trial and Drug Manufacturing Accruals

We accrue costs for clinical trial and drug manufacturing activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CROs and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Each CRO and significant clinical trial vendor provides an estimate of costs incurred but not invoiced at the end of each period for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in research and development expenses for the related period. For clinical study sites, which are paid quarterly on a per-patient basis to the institutions performing the clinical study, we accrue an estimated amount based on patient enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. We defer up-front refundable fees and recognize revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where we have no continuing performance obligations, we recognize up-front nonrefundable fees as revenues when received. In situations where continuing performance obligations exist, we defer and amortize up-front nonrefundable fees over the performance period. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the services are performed. The terms of such arrangements may cause our operating results to vary considerably from period to period.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) we have elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that

Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Effective from the beginning of our third fiscal quarter of 2005, we will be subject to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which is expected to have a material adverse effect on our results of operations (see Recent Accounting Pronouncements below).

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for our 2004 consolidated financial statements. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 5 of the Notes to the Consolidated Financial Statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that such transactions be accounted for using a fair-value-based method, such as Black-Scholes, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal quarter after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. At present, we have not yet determined which method we will adopt, but regardless of the method, adoption of this statement is expected to have a material adverse effect on our consolidated financial statements, specifically, the consolidated statements of operations and stockholders’ equity (deficit).

Off-Balance Sheet Arrangements

We have not participated in any transactions with unconsolidated entities, such as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify certain parties from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

Item 7A. Qualitative	and Quantitative Disclosures About Market Risk

Interest Rate Risk

We have exposure to changes in interest rates on our cash equivalents, which are held primarily in money market funds and debt securities with original maturities of 90 days or less that earn interest at variable rates. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure with any one issuer. We are averse to principal loss, and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. The recorded carrying amounts of our cash equivalents approximate fair value due to their short-term maturities.

Changes in interest rates do not affect interest income on our short-term investments as they are maintained in corporate debt and asset-backed securities with fixed rates and original maturities of less than 24 months.

Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and original maturities of less than 90 days.

Changes in interest rates do not affect interest expense on our outstanding bank loan, note payable and capital leases, as they bear fixed rates of interest.

We have exposure to changes in interest rates on our revolving bank line of credit with Silicon Valley Bank, which bears interest at their prime rate. No draw-downs have been made on this line of credit to date.

We have exposure to changes in interest rates on our line of credit with our chairman, which bears interest at the prime rate plus 1%. Our interest rate exposure is mitigated by our ability to repay amounts outstanding under the line of credit with our common stock.

A hypothetical 10% change in market interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

The table below summarizes the carrying amounts as of December 31, 2004 and 2003 and related average annual interest rates of our various financial instruments:

	2004 Average Rate	2004 Carrying Amount	2003 Average Rate	2003 Carrying Amount
		(In thousands)		(In thousands)
Cash equivalents	0.97%	$16,811	0.61%	$13,141
Short-term investments	1.49%	$13,814	1.66%	$21,048
Restricted cash	1.37%	$191	1.02%	$501
Bank loan	6.43%	$2,600	—%	$—
Notes payable	7.50%	$4,000	7.67%	$6,600
Capital lease obligations	10.18%	$1,079	10.59%	$3,070
Related party line of credit	5.38%	$7,792	5.10%	$10,542

Item 8.	Financial Statements and Supplementary Data

Nuvelo, Inc.’s financial statements and notes thereto appear on pages 58 to 85 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated balance sheets of Nuvelo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvelo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nuvelo, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

March 15, 2005.

NUVELO, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands, except share information)
ASSETS
Cash and cash equivalents	$16,811	$13,141
Short-term investments	33,814	21,048
Accounts receivable	271	341
Clinical trial supplies	12,637	4,026
Other current assets	2,462	1,301

Total current assets	65,995	39,857
Restricted cash	191	501
Equipment, leasehold improvements and capitalized software, net	6,048	9,955
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,359	2,825

Total assets	$79,264	$57,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,107	$2,110
Accrued employee liabilities	1,337	763
Current portion of accrued clinical trial and drug manufacturing costs	931	96
Deferred rent	10,138	4,597
Accrued interest	2,341	1,560
Current portion of bank loan	693	—
Current portion of capital lease obligations	966	1,991
Current portion of related party line of credit	2,750	2,750
Other current liabilities	350	218

Total current liabilities	22,613	14,085
Noncurrent portion of accrued clinical trial and drug manufacturing costs	—	5,552
Noncurrent portion of bank loan	1,907	—
Noncurrent portion of notes payable	4,000	6,600
Noncurrent portion of capital lease obligations	113	1,079
Noncurrent portion of related party line of credit	5,042	7,792

Total liabilities	33,675	35,108

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2004 and 2003	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 32,228,732 and 25,621,235 issued and outstanding as of December 31, 2004 and 2003, respectively	32	26
Additional paid-in capital	301,811	226,279
Deferred stock compensation	—	(30)
Accumulated other comprehensive loss	(206)	(15)
Accumulated deficit	(256,048)	(203,559)

Total stockholders’ equity	45,589	22,701

Total liabilities and stockholders’ equity	$79,264	$57,809

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Contract revenues	$195	$1,024	$25,554

Operating expenses:
Research and development	39,970	30,014	46,827
General and administrative	8,702	15,069	14,981
Restructuring	—	—	2,067
Loss on sale of assets	167	1,225	36

Total operating expenses	48,839	46,308	63,911

Operating loss	(48,644)	(45,284)	(38,357)
Interest income	2,889	747	87
Interest expense — related party	(481)	(557)	(252)
Interest expense — other	(2,706)	(1,135)	(990)

Loss from continuing operations	(48,942)	(46,229)	(39,512)
Discontinued operations:
Loss from discontinued operations (including loss on disposal of $1,641 in 2004, net of tax of $0)	(3,547)	(3,958)	(5,466)

Net loss	$(52,489)	$(50,187)	$(44,978)

Basic and diluted net loss per share:
Continuing operations	$(1.59)	$(2.19)	$(5.48)
Discontinued operations	$(0.11)	$(0.18)	$(0.76)

Total basic and diluted net loss per share	$(1.70)	$(2.37)	$(6.24)

Weighted average shares used in computing basic and diluted net loss per share	30,874	21,054	7,220

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Other Compre- hensive Loss	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficit)	Compre- hensive Loss
	Shares	Amount
			(In thousands)
Balance at December 31, 2001	6,435	$7	$123,861	$(53)	$—	$(108,394)	$15,421	(36,472)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	73	—	511	—	—	—	511	—
Warrants issued	—	—	10,200	—	—	—	10,200	—
Issuance of common stock through private placement in April 2002, net of issuance cost of $751	1,192	1	14,266	—	—	—	14,267	—
Market value adjustment of deferred stock compensation	—	—	(32)	32	—	—	—	—
Amortization of deferred stock compensation	—	—	—	15	—	—	15	—
Net loss						(44,978)	(44,978)	(44,978)

Balance at December 31, 2002	7,700	$8	$148,806	$(6)	$—	$(153,372)	$(4,564)	$(44,978)

Issuance of common stock upon exercise of stock options and under employee stock purchase plan	700	1	1,524	—	—	—	1,525	—
Issuance of common stock in connection with Variagenics merger	13,262	13	48,755	—	—	—	48,768	—
Warrants issued	—	—	192	—	—	—	192	—
Issuance of common stock upon cashless exercise of warrants	126	—	—	—	—	—	—	—
Issuance of common stock through a public offering in October 2003, net of issuance cost of $1,846	3,833	4	26,326	—	—	—	26,330	—
Deferred stock compensation in connection with Variagenics merger	—	—	322	(160)	—	—	162	—
Compensation expense related to stock option modifications	—	—	415	—	—	—	415	—
Amortization of deferred stock compensation	—	—	—	75	—	—	75	—
Market value adjustment of deferred stock compensation	—	—	(61)	61	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(15)	—	(15)	(15)
Net loss	—	—	—	—	—	(50,187)	(50,187)	(50,187)

Balance at December 31, 2003	25,621	$26	$226,279	$(30)	$(15)	$(203,559)	$22,701	$(50,202)

Issuance of common stock upon exercise of stock options and under employee stock purchase plan	267	—	1,148	—	—	—	1,148	—
Issuance of common stock upon exercise of warrants	241	—	1,199	—	—	—	1,199	—
Issuance of common stock upon cashless exercise of warrants	87	—	—	—	—	—	—	—
Issuance of common stock through a public offering in March 2004, net of issuance cost of $5,308	5,750	6	69,436	—	—	—	69,442	—
Issuance of common stock in connection with Dendreon license agreement	263	—	3,500	—	—	—	3,500	—
Compensation expense related to stock option modification	—	—	152	—	—	—	152	—
Consultant stock compensation expense	—	—	127	—	—	—	127	—
Market value adjustment of deferred stock compensation	—	—	(30)	30	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(191)	—	(191)	(191)
Net loss	—	—	—	—	—	(52,489)	(52,489)	(52,489)

Balance at December 31, 2004	32,229	$32	$301,811	$—	$(206)	$(256,048)	$45,589	$(52,680)

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(52,489)	$(50,187)	$(44,978)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,117	5,529	6,247
Loss on disposal of assets	167	1,225	36
Non-cash stock compensation expense	279	490	15
Non-cash change in deferred revenue	—	(565)	(25,054)
Non-cash license expense	3,500	—	10,000
Other non-cash items	—	192	(112)
Loss on disposal of discontinued operations	1,641	—	—
Changes in operating assets and liabilities:
Accounts receivable	70	2,210	303
Clinical trial supplies	(8,611)	(4,026)	—
Other current assets	(1,161)	650	213
Other non-current assets	(559)	2,010	(2,389)
Accounts payable	997	(1,976)	(2,585)
Accrued employee liabilities	574	(1,542)	(465)
Current portion of accrued clinical trial and drug manufacturing costs	835	94	2
Deferred revenue	—	40	21,877
Deferred rent	5,391	759	2,230
Accrued interest	781	856	552
Accrued license fee	—	(1,775)	(725)
Other current liabilities	(92)	(4,602)	4,050
Noncurrent portion of accrued clinical trial and drug manufacturing costs	(5,552)	5,552	—
Other non-current liabilities	—	—	(125)

Net cash used in operating activities	(50,112)	(45,066)	(30,908)

Cash flows from investing activities:
Sales or maturities of short-term investments	50,866	22,480	—
Purchases of short-term investments	(63,823)	(20,227)	—
Purchases of property and equipment	(664)	(320)	(2,063)
Proceeds from sale of assets	45	745	62
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	—	25,715	—

Net cash (used in) provided by investing activities	(13,576)	28,393	(2,001)

Cash flows from financing activities:
Proceeds from release of cash on deposit	310	1,355	500
Payment of promissory note	(2,600)	—	—
Proceeds from bank loan	2,600	—	—
Payments on capital lease obligations	(1,991)	(2,318)	(2,491)
Payments on line of credit	(2,750)	(458)	—
Proceeds from line of credit	—	1,000	10,000
Proceeds from issuance of common stock (public offerings), net	69,442	26,485	—
Proceeds from issuance of common stock (PIPE), net	—	—	14,263
Proceeds from issuance of common stock upon the exercise of options, warrants and employee stock purchase plan	2,347	1,525	533

Net cash provided by financing activities	67,358	27,589	22,805

Net increase (decrease) in cash and cash equivalents	3,670	10,916	(10,104)
Cash and cash equivalents at beginning of year	13,141	2,225	12,329

Cash and cash equivalents at end of year	$16,811	$13,141	$2,225

Supplemental disclosures of cash flow information:
Interest paid	$436	$535	$691

Non-cash investing and financing activities:
Cashless exercise of warrants	$646	$1,208	$6

Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$—	$48,768	$—

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

The Company was established in August 1992 as an Illinois corporation, reincorporated as a Nevada corporation in November 1993 and subsequently reincorporated as a Delaware corporation on March 25, 2004. On October 24, 2001 the Company began doing business as Hyseq Pharmaceuticals, Inc., previously having done business as Hyseq, Inc. The Company’s wholly owned subsidiary, Hyseq Diagnostics, Inc. is inactive. The Company’s prior wholly owned subsidiary, GeneSolutions Inc. was merged into the Company on January 8, 2002. The Company’s majority-owned subsidiary, Callida Genomics, Inc. (Callida), which was formed to carry out the Company’s business relating to sequencing-by-hybridization (SBH) technology, and its wholly owned subsidiary, N-Mer, Inc., which was formed to collaborate with Affymetrix, Inc (See Note 12), were sold by the Company on December 3, 2004 (see Note 3). The Company changed its name to Nuvelo, Inc. on January 31, 2003 upon the closing of a merger with Variagenics, Inc.

The Company is engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. The Company’s lead product candidate, alfimeprase, has completed two Phase 2 trials in two indications, peripheral arterial occlusion (PAO) and catheter occlusion, and is expected to enter Phase 3 trials in 2005. Adding to its emerging cardiovascular portfolio, the Company announced in the first quarter of 2004 a partnership with Archemix for the development and commercialization of a novel thrombin inhibitor, ARC183, and a license agreement with Dendreon for worldwide rights to rNAPc2, an anticoagulant that blocks tissue factor. ARC183 is currently in a Phase 1 program and rNAPc2 is in a Phase 2a trial, both of which are expected to conclude in the first half of 2005.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain prior period items have been reclassified to conform to the current year presentation, including reclassifications related to prepaid clinical trial costs, (which have been renamed as clinical trial supplies), and certain other assets and liabilities. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in evaluating if there continues to be alternative future use for alfimeprase clinical drug material, estimating goodwill and long-lived asset impairment, estimating clinical trial accruals, stock-based compensation and losses on disposals of assets.

The consolidated financial statements include the accounts of Nuvelo, Inc., Hyseq Diagnostics, Inc. and Callida, through its disposal on December 3, 2004. The results of operations of Callida have been reclassified to discontinued operations for all periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation.

Liquidity

To date, the Company’s primary sources of liquidity have been cash from financing activities, collaboration receipts and the merger with Variagenics in January 2003. The Company plans to continue to raise funds through additional public and/or private offerings and collaboration activities in the future. The primary use of capital resources has been to fund operating activities, including license payments, to acquire capital equipment and to make leasehold improvements. In the event that the Company is unable to raise additional funds through financing activities, the Company will have to reduce its operating costs and delay its research and development programs.

Cash Equivalents and Short-term Investments

Cash equivalents consist of money market funds and debt securities with original maturities of 90 days or less. Short-term investments consist of corporate debt and asset-backed securities with maturities of less than one year from the balance sheet date. The Company invests its excess cash in securities with strong ratings and has established guidelines relative to diversification and their maturity with the objective of maintaining safety of principal and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company classifies all cash equivalents and short-term investments as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. Realized gains and losses and declines in value judged to be other than temporary are included in interest income or expense in the statements of operations. Gross realized losses on available-for-sale investments were $4,000, $0 and $0, and gross realized gains were $0, $40,000 and $0, in 2004, 2003 and 2002, respectively.

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

The Company recognizes clinical trial drug manufacturing expense for alfimeprase when manufacturing is completed and the clinical trial drug material is shipped from the manufacturing or storage facility to the testing site. In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), the Company accounts for this clinical trial drug material as Clinical Trial Supplies, a current asset on the balance sheet, as there are alternative future uses for the supply in other indications not currently being studied, including deep vein thrombosis, stroke, acute myocardial infarction and pulmonary embolism. On a quarterly basis, the Company evaluates if there continues to be alternative future use for this clinical drug material, and if the material is obsolete or in excess of anticipated requirements. Any unconsumed clinical trial supplies will be charged as research and development expense in the quarter in which there ceases to exist a future alternative use, or if the material is obsolete or in excess of anticipated requirements.

Equipment, Leasehold Improvements and Capitalized Software

Equipment, leasehold improvements and capitalized software are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance, and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to five years, using the straight-line method. Equipment under capital leases and leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease, using the straight-line method. Capitalized software is amortized over the shorter of the estimated useful life or two years, using the straight-line method. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statements of operations.

Impairment or Disposal of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount exceeds the fair value of the asset. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and an annual impairment review is performed regardless of any such events or changes.

The results of operations of components of the Company that have been sold or otherwise disposed are reclassified to discontinued operations for all periods presented, and any loss or gain related to the disposal of the component is included in discontinued operations in the period of the disposal.

Goodwill

The Company applied the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) upon the completion of the merger with Variagenics in January 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144.

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, the fair value of the reporting unit is compared to its carrying value, including goodwill. The estimated fair value of the reporting unit, in this case the Nuvelo business segment, is computed by multiplying the quoted market price of the Company’s common stock on the Nasdaq National Market by the outstanding common stock of the Company at that time. Previously, the Company used the present value of expected cash flows for its Nuvelo business segment, discounted at a risk-adjusted weighted average cost of capital. However, due to the disposal of the Callida business segment in the fourth quarter of 2004 and its insignificant fair value and carrying value at the time of disposal, the Company now believes the market capitalization of Nuvelo as a whole to be a more reliable indicator of the fair value of the Nuvelo reporting unit, being the only remaining business segment in the Company.

If the fair value of the reporting unit is determined to be more than its carrying value, including goodwill, no goodwill impairment is recognized. If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed using the second step. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test and the fair value of the reporting unit was the price paid to acquire it. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of goodwill, which is used to determine the impairment amount.

The Company has designated October 31 as the annual impairment testing date for goodwill, although additional testing may be performed if circumstances warrant a re-evaluation. If it is determined that the carrying value of goodwill has been impaired, the value would be reduced by a charge to operations in the amount of the impairment. There was assessed to be no goodwill impairment based on the testing performed on October 31, 2004.

Fair Value of Financial Instruments

The carrying amount of certain of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of the Company’s debt instruments also approximate fair value as their fixed interest rates approximate current market lending rates offered for similar debt instruments proposed by the Company’s current banking institution as of December 31, 2004.

Revenue Recognition

Revenues are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. Up-front refundable fees are deferred and recognized as revenue upon the later of when they become nonrefundable or when performance obligations are completed. In situations where there are no continuing performance obligations, up-front nonrefundable fees are recognized as revenues when received. In situations where continuing performance obligations exist, up-front nonrefundable fees are deferred and amortized over the performance period. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the services are performed.

Revenues from collaborative agreements or other sources representing 10% or more of total revenues are as follows:

	Year Ended December 31,
	2004	2003	2002
Source:
MTHFR license	100%	18%	*
Affymetrix	*	51%	11%
Celera Diagnostics	*	24%	*
BASF Plant Sciences GmbH	*	*	86%

*	less than 10%

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Company’s pro forma information for employee stock options is as follows (in thousands, except for per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(52,489)	$(50,187)	$(44,978)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	152	440	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,843)	(4,353)	(7,940)

Pro forma net loss	$(60,180)	$(54,100)	$(52,918)

Total basic and diluted net loss per share, as reported	$(1.70)	$(2.37)	$(6.24)
Pro forma basic and diluted net loss per share	$(1.95)	$(2.58)	$(7.32)

The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Volatility	0.94	0.95	0.93
Risk-free interest rate	3.68%	2.53%	3.56%
Dividend yield	—	—	—
Expected life of option	5.4 years	5.7 years	5.3 years

The fair value of employee purchase rights under the Company’s Employee Stock Purchase Plan was estimated using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Volatility	0.53	0.79	0.78
Risk-free interest rate	2.75%	1.31%	4.38%
Dividend yield	—	—	—
Expected life of option	1.0 years	1.0 years	1.0 years

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.

Net Loss per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128) for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. In 2004, 2003 and 2002, outstanding options and warrants for 6,283,461, 4,567,501 and 3,338,880 shares of common stock, respectively, as determined using the treasury stock method, were not included in weighted average shares outstanding, as they were antidilutive.

Recent Accounting Pronouncements

In June 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for the Company’s 2004 consolidated financial statements. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 5.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that such transactions be accounted for using a fair value based method, such as Black-Scholes, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal quarter after June 15, 2005. The Company currently accounts for stock-based compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. At present, the Company has not yet determined which method to adopt, but regardless of the method, adoption of this statement is expected to have a material adverse effect on the Company’s consolidated financial statements, specifically, the consolidated statements of operations and stockholders’ equity (deficit).

2.    Stock Split

On February 23, 2004, the Company implemented a one-for-three reverse stock split and reduced the number of outstanding shares of common stock accordingly. On the effective date of February 23, 2004, each holder of record was deemed to hold one share of common stock for every three shares held immediately prior to the effective date, with cash payments being made for fractional shares. All share and per-share amounts, with the exception of par value, have been retroactively adjusted for all periods presented. The number of common shares authorized for issuance remained at 100,000,000 shares.

3.    Sale of Callida Segment

On December 3, 2004, the Company sold its subsidiary, Callida Genomics, Inc. (Callida), to SBH Genomics, Inc., a privately held Delaware corporation. This transaction is part of the Company’s strategy to monetize assets outside of its core business. Prior to the sale, the Company owned approximately 90% of Callida’s issued and outstanding capital stock. Affymetrix, Inc., a minority stockholder in Callida, also sold its Callida shares to SBH Genomics as part of the same negotiated transaction. SBH Genomics is controlled by Radoje and Snezana Drmanac, who were employees of Callida prior to the sale. Radoje Drmanac was also an officer and director of Callida.

The Company and Affymetrix sold the Callida stock in exchange for convertible promissory notes in the principal amount of $1.0 million, being $0.9 million for the Company, and $0.1 million for Affymetrix, and potential additional earn-out payments as described below. The notes are convertible into SBH Genomics’ preferred shares if SBH Genomics raises at least $2.0 million in venture capital financing within 4 years after the date of the closing. This preferred stock will be converted at the same price per share at which it is sold to the venture capital investors, and will be granted the same rights and preferences as those provided to the venture capital investors. If SBH Genomics fails to raise at least $2.0 million in venture capital financing within this period, the notes will become due and payable. No interest or principal are payable on the notes for two years from the closing date. Simple interest of prime plus 1% per annum will be payable in years three and four on a quarterly basis. Prime will be set as of the second anniversary of the sale and adjusted on the third anniversary. The patents and patent applications owned by Callida are collateral for the notes. As additional consideration for the sale of Callida to SBH Genomics, SBH Genomics will make earn-out payments equal to 2.5% of its net annual revenues in excess of $5.0 million from the sale of, or license under, certain Callida patents for a period of 10 years. The earn-out will initially be paid to Affymetrix, until the $4.0 million promissory note owed by the Company to Affymetrix has been fully paid, and thereafter will be split in the same ratio as the original ownership of Callida by the two entities.

As part of this transaction, Affymetrix, Inc. has waived the acceleration of a $4.0 million promissory note owed by the Company to Affymetrix that would have become immediately payable as a result of the change in control of Callida. This convertible note arose from a loan made to the Company by Affymetrix in 2001 to fund the initial capital contribution to Callida. Additionally, as a part of this transaction, Affymetrix’ option to buy out Callida’s wholly-owned subsidiary, N-Mer Inc., was terminated.

The sale of Callida’s net assets resulted in a net non-cash charge to earnings of approximately $1.1 million, representing the carrying value of Callida’s assets and liabilities at the time of sale. The value of the $0.9 million convertible promissory note received from SBH Genomics was assessed to be zero, due to the improbability of any collection. This note serves as collateral for the $4.0 million promissory note owed by the Company to Affymetrix. Any interest income will be credited to income in the period received. In addition, various cash and non-cash charges of $0.5 million were associated with the sale. The sale of the Callida business segment meets the criteria for presentation as a discontinued operation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Therefore, the historical results of operations of Callida for all periods presented and the charges related to the disposal are reported under discontinued operations.

4.    Merger with Variagenics, Inc.

On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics developed molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. Nuvelo and Variagenics merged because they believed the merger would benefit the stockholders of both companies by leveraging the companies’ assets and management to develop biotherapeutic, pharmacogenomic and molecular diagnostic products and accelerate revenue generation. As a result of the merger, Variagenics’ shareholders received approximately 13.2 million Company shares, at an approximate purchase price of $48.6 million, net of estimated transaction costs of $1.6 million.

Each employee stock option to purchase Variagenics’ common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into an option to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, approximately 1.6 million options to purchase Nuvelo common stock were assumed, on an as converted basis. In addition, each warrant to purchase Variagenics’ common stock outstanding at January 31, 2003 was assumed by Nuvelo and converted into warrants to purchase Nuvelo common stock based on the terms specified in the merger agreement. As a result, warrants to purchase approximately 0.7 million shares of Nuvelo common stock were assumed, on an as converted basis.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based on the fair value of identifiable assets and liabilities:

At January 31, 2003
(In thousands)
Assets:
Cash, cash equivalents and short-term investments	$50,867
Restricted cash	750
Other current assets	846
Property and equipment	1,522
Intangible assets	300

Total assets acquired	54,285
Liabilities:
Accounts payable and accrued liabilities	(5,586)
Capital lease obligations	(3,146)

Total liabilities assumed	(8,732)

Fair value of net assets acquired	$45,553

The purchase price of $50.2 million exceeded the fair value of net assets acquired of $45.5 million, resulting in goodwill of $4.7 million reported in the Company’s balance sheet. The Company evaluates its goodwill for impairment on an annual basis under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company has accounted for this merger under the purchase method of accounting for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations”. The accompanying financial statements include the results of operations of Variagenics commencing from February 1, 2003.

The following unaudited pro forma financial information presents the combined results of the operations of Variagenics and the Company as if the merger had occurred on January 1, 2003 and 2002:

	Year Ended December 31,
	2003	2002
	(In thousands, except per share data)
Contract revenues	$1,063	$26,984
Net loss	(50,236)	(71,995)
Total basic and diluted net loss per share	(2.39)	(3.55)

5.    Available-For-Sale Investments

The following is a summary of the Company’s available-for-sale investments as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$11,940	$—	$—	$11,940
U.S. government agencies	4,141	—	—	4,141
Corporate debt securities	29,712	—	(181)	29,531
Asset-backed securities	4,308	—	(25)	4,283

	$50,101	$—	$(206)	$49,895

Reported as:
Cash equivalents				$16,081
Short-term investments				33,814

				$49,895

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,378	$—	$—	$12,378
Corporate debt securities	21,063	—	(15)	21,048

	$33,441	$—	$(15)	$33,426

Reported as:
Cash equivalents				$12,378
Short-term investments				21,048

				$33,426

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2004
	Amortized Cost	Estimated Fair Value
Due in less than one year	$50,101	$49,895
Due in one year or more	—	—

	$50,101	$49,895

The following is a summary of available-for-sale investments with unrealized losses and their related fair value by the period of time each investment has been in an unrealized loss position (in thousands):

	December 31, 2004
	Unrealized Losses	Estimated Fair Value
Unrealized loss position for less than one year	$206	$36,457
Unrealized loss position for one year or more	—	—

	$206	$36,457

Due to the short maturities of investments, the type and quality of security held, the relatively small size of unrealized losses compared to fair value, and the short duration of such unrealized losses, the Company believes these unrealized losses to be temporary in nature.

6.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive income or loss consists entirely of unrealized gains and losses on securities. The change in accumulated other comprehensive loss was $191,000, $15,000 and $0 in 2004, 2003 and 2002 respectively. These changes consisted entirely of unrealized losses on securities.

7.    Equipment, Leasehold Improvements and Capitalized Software

Equipment, leasehold improvements and capitalized software, net, consist of the following (in thousands):

	December 31,
	2004	2003
Machinery, equipment and furniture	$7,513	$9,391
Computers and capitalized software	7,295	9,207
Leasehold improvements	11,058	11,363

	25,866	29,961
Less: accumulated depreciation	(19,818)	(20,006)

Equipment, leasehold improvements and capitalized software, net	$6,048	$9,955

Depreciation expense, including expense from discontinued operations, totaled $3.7 million, $5.1 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Equipment as of December 31, 2004 and 2003 both include items under capital leases in the amount of $0.2 million and related accumulated depreciation of $0.1 million. These leases are secured by the equipment leased thereunder.

8.    Patents and Licenses

Patent and License Assets

Patent and license costs are incurred in connection with obtaining or licensing certain patents and the filing of patent applications, and are capitalized and amortized on a straight-line basis over each patent’s estimated useful life, which approximates 17 years. As of December 31, 2004 and 2003, the gross carrying amounts were $0.7 million and $2.2 million, respectively. Of the amount as of December 31, 2003, $1.7 million related to the Affymetrix Inc. patent licensed to Callida in 2003, which was subsequently disposed of by the Company in December 2004 as part of the sale of Callida (see Note 3). As of December 31, 2004 and 2003, accumulated amortization of patent costs was $0.4 million and $1.2 million, of which $0 and $0.9 million were related to the Affymetrix patent, respectively. Patent and license amortization expense, including expense from discontinued operations, was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, impairment charges for patents of $0.2 million were recorded to loss on disposal of discontinued operations in the consolidated statement of operations for 2004, related to the disposal of Callida. Annual amortization expense for the next five years on existing balances as of December 31, 2004 is estimated to be $17,000 in each year.

Patent License Agreement

In 1994, the Company entered into a patent license agreement with an affiliate of the University of Chicago for an exclusive license to use certain proprietary technology developed by the Company’s former Chief Scientific Officer and to develop, use and sell licensed products or processes. The Company issued 15,244 shares of Series A preferred stock (which converted to common stock in connection with the Company’s initial public offering in 1997). The Company began paying minimum royalties of $25,000 per annum beginning in 1997 and increasing to $100,000 per annum in 1999, and will continue to pay minimum royalties at the rate of $100,000 per annum over the term of the agreement, which terminates upon the later to occur of (a) fifteen years after the date of the agreement, or (b) the expiration of the last-to-expire patents of the licensed patent rights.

9.    Financing Arrangements

On August 31, 2004, the Company entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank that provides a $6.0 million term loan facility through June 30, 2005 and a $4.0 million revolving credit line and grants Silicon Valley Bank a primary security interest over certain of our assets, excluding intellectual property. As a condition precedent to the Loan Agreement, the Company agreed, among other things, to certain financial and non-financial covenants, including a restriction on cash dividends, and certain reporting requirements. On December 15, 2004, the Company completed a planned $2.6 million initial draw-down on the term loan, the proceeds of which were used entirely to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court, Sunnyvale, California. Interest on the initial drawn-down is payable monthly through April 30, 2005 and both principal and accrued interest are payable in 30 equal monthly installments from May 1, 2005 to October 1, 2007. The Company has not used any of the funds available under the revolving credit line. The proceeds of all other term loan draw-downs and the revolving credit line may be used solely for working capital or other general business requirements. The term loan borrowings under the new loan facility shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus three and one-quarter percent (3.25%), and, in any event, shall not be less than 6.43% per annum. The revolving credit borrowings shall bear interest at Silicon Valley Bank’s prime rate in effect from time to time. As of December 31, 2004, the Company had received waivers for any breaches of related covenants and reporting requirements, and the applicable interest rate for the outstanding amount under the term loan was 6.43%.

Aggregate debt repayments for the next five years under long-term borrowings as of December 31, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009
Bank loan	693	1,040	867	—	—
Note payable (Note 12)	—	4,000	—	—	—
Related party line of credit (Note 15)	2,750	2,750	2,292	—	—

Aggregate debt repayments	$3,443	$7,790	$3,159	$—	$—

10.    Capital Lease Obligations

The Company has financed equipment purchases through capital lease agreements. The capital lease obligations are to be repaid over terms of 36 to 60 months at interest rates ranging from 6.84% to 13.95% and are secured by the related equipment.

Minimum future payments under the capital lease agreements as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$1,010
2006	105
2007	14
2008	—
2009	—

Total capital lease payments	1,129
Less: Amount representing interest	(50)

Present value of future capital lease payments	1,079
Less: Current portion	(966)

Noncurrent portion	$113

11.    Commitments and Contingencies

Operating Leases

As of December 31, 2004, the Company had leases for three facilities under operating lease agreements, two that expire in June 2005 and one that expires in May 2011. The rent is being recognized as expense on a straight-line basis, except for the property at 670 Almanor Avenue, for which the remaining rent from January through June 2005 was expensed in the fourth quarter of 2004 due to the cessation of use of this property as a result of the sale of Callida (see Note 3). Rent expense, including expense from discontinued operations, was approximately $7.3 million, $8.0 million and $9.9 million in 2004, 2003 and 2002 respectively.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$5,693
2006	7,260
2007	7,479
2008	7,707
2009	6,906
2010 and thereafter	12,004

Minimum rental commitments	$47,049

In August 2002, the lease on the property at 985 Almanor Avenue was amended to provide for a rent deferral of approximately $4.9 million over the subsequent three years, retroactive to June 1, 2002. The Company will be required to repay the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of approximately $0.1 million. In October 2003, the lease was amended for a second time, to provide for an additional rent deferral. In order to receive this rent deferral, the Company pre-paid approximately $2.7 million of base rental payments in October 2003 to cover the 9 month period beginning

October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent will be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and approximately $0.2 million of savings. The deferral amount will be repaid on May 30, 2011. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of approximately $0.1 million, commencing on June 1, 2011 if the lease term is extended for at least 36 months, and early reinstatement of the original rental rates if the Company successfully raises $75.0 million in a single public or private equity offering, with the remaining amount of rent deferred under both lease amendments up to that date coming due immediately.

Letters of Credit

In accordance with the terms of a lease agreement signed in the fourth quarter of 1997, the Company was required to obtain an irrevocable standby letter of credit in the amount of $2.0 million as partial security for the Company’s lease obligations. In connection with obtaining the letter of credit, the Company was required to place $2.1 million restricted cash on deposit with the Company’s primary bank as security for the letter of credit. The letter of credit and the cash collateralizing it were reduced by $0.5 million in July 2001 and have been further reduced by $0.5 million each year thereafter to a minimum amount of $191,000 as of December 31, 2004, which is recorded as restricted cash on the Company’s balance sheet.

12. Collaborative Agreements

Amgen

Alfimeprase was identified through a research program at Amgen Inc. In January 2002, the Company entered into a 50/50 cost/profit sharing arrangement with Amgen for the development and commercialization of alfimeprase and recorded a $10.0 million non-cash license fee as research and development expense for the fair value of warrants granted to Amgen under the terms of the collaboration, (as determined using the Black-Scholes option pricing model). In October 2004, Amgen exercised its rights pursuant to the terms of this collaboration agreement to terminate the collaboration and enter instead into an exclusive license whereby the Company is granted the worldwide rights to develop and commercialize alfimeprase in exchange for the payment to Amgen of previously negotiated milestone payments and royalties. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to the Company or to Avecia Limited, the Company’s designated manufacturer. On January 21, 2005, the Company entered into an Interim Agreement with Avecia for the manufacture of alfimeprase, and is currently in negotiations with Avecia for a definitive agreement for the manufacture of commercial quantities of alfimeprase. Amgen is required to continue to supply alfimeprase during the transition period. In connection with the termination of the collaboration agreement with Amgen, the Company also entered into an opt-out, termination, settlement and release agreement with Amgen in October 2004, whereby the Company made a payment of $8.5 million to Amgen, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the collaboration agreement. In addition, the Company is also required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase. Future milestone payments under the license agreement could total as much as $40.0 million. The Company recognizes clinical trial drug manufacturing expense when manufacturing is completed and the clinical trial drug material is shipped from the manufacturing or storage facility to the testing site. Prior to shipment of alfimeprase from the drug manufacturing or storage facility, the Company reflects the manufacturing work in process as Clinical Trial Supplies, a current asset on the balance sheet, which totaled $12.6 million as of December 31, 2004. Including the non-cash license fee above, in 2004, 2003 and 2002, the Company expensed $6.7 million, $7.5 million and $12.7 million, respectively, under these agreements.

Dendreon

In February 2004, the Company entered into a licensing agreement with Dendreon Corporation for worldwide rights to all indications of rNAPc2, a recombinant version of a naturally occurring protein that has anticoagulant properties, and all other rNAPc molecules owned by Dendreon. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) and has expensed $5.6 million for this and related clinical trial costs in 2004. The Company is required to pay Dendreon milestone payments, ranging from $2.0 million to $6.0 million, for both rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, upon submission of a New Drug Application (NDA), and upon first commercial sale. If all development and commercialization milestones are achieved, total milestone payments to Dendreon can reach as much as $23.5 million. Upon reaching commercialization, the Company is also responsible for paying future royalties to Dendreon depending on certain sales volume of rNAPc2. The Company is currently investigating rNAPc2 in a Phase 2a double-blind, placebo-controlled clinical trial for potential use in treating acute coronary syndromes (ACS), including unstable angina and non-ST segment elevation myocardial infarction.

Archemix

In January 2004, the Company entered into a worldwide collaboration agreement with Archemix Corporation to develop and commercialize ARC183, a novel thrombin inhibitor, for use in acute cardiac surgical procedures, such as coronary artery bypass graft (CABG) surgery. Under the terms of the agreement, the Company paid Archemix an upfront fee of $3.0 million in cash, and has expensed $7.7 million for this and related clinical trial costs in 2004. Under the terms of the collaboration agreement, Archemix is initially responsible for leading development and for all clinical development activities. As part of the agreement, the Company and Archemix equally share all costs associated with the development and commercialization of ARC 183 after the Company has funded the first $4.0 million in research and development costs, and will jointly share any revenues resulting from its commercialization. Since these joint research and development costs have already exceeded $4.0 million as of the third quarter of 2004, the Company and Archemix have begun the 50/50 cost sharing arrangement. Under the collaboration agreement, the Company has the option to lead commercialization efforts in which both the Company and Archemix may participate. An Investigational New Drug (IND) application for ARC183 was filed in June 2004, and the Company subsequently initiated a Phase 1 clinical trial in August 2004. The Company is required to pay Archemix total development milestone payments of up to $11.0 million, including $10.0 million upon commencement of a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. The Company is obligated to make the Phase 2 milestone payment to Archemix even if the collaboration is terminated by Archemix, or if Archemix does not meet its obligations under the agreement and the Company terminates the collaboration for default by Archemix. Upon reaching commercialization, both companies are responsible for paying any related royalties to each other depending on product sales volume.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In August 2001, the Company entered into a collaboration with Kirin Brewery Co. Ltd., in which Kirin will fund three years of collaborative research work, and both companies will conduct research directed toward discovering proteins and antibodies for a variety of diseases, including hematopoietic and inflammatory diseases. In September 2004, the Company extended and expanded the research and development collaboration with Kirin, The amended agreement extends the term of the current collaboration to December 31, 2005 and expands the scope of the collaboration to include additional secreted protein genes from Nuvelo’s full-length gene portfolio. Discoveries during the collaboration will be jointly owned by Kirin and the Company, and will be jointly developed and marketed with costs, efforts and revenues shared by both companies. The Company will have marketing rights in North America on all products discovered and developed under the collaboration. Kirin will have marketing rights in Asia and Oceania. Marketing rights will be shared by both companies in Europe and the rest of the world. During 2004, 2003 and 2002, the Company recorded expenses of $3.0 million, $0.2 million and $0.1 million, respectively, in relation to this collaboration.

BASF

In December 1999, the Company entered into a collaboration with American Cyanamid Company in which the Company used its signature-by-hybridization technology to target agricultural products. During 2000, BASF Aktiengesellschaft acquired the crop protection business of American Cyanamid Company and subsequently assigned our collaboration with American Cyanamid to BASF Plant Sciences GmbH (BASF). The collaboration originally provided for funding of $60.0 million over its initial term of three and one half years. BASF had the exclusive right to commercialize any agricultural products resulting from the collaboration. In May 2002 the collaboration was amended to accelerate completion of the Company’s gene discovery activities and BASF’s payment schedule, resulting in a cost savings to both parties. Future royalties due the Company under the agreement were eliminated. Revenues recognized in 2004, 2003 and 2002 under the agreement were $0, $40,000 and $21.9 million, respectively. All activities under the collaboration were successfully completed in January 2003.

Deltagen

In October 2001, the Company entered into a collaboration with Deltagen, Inc. to undertake research and development activities on approximately 200 novel secreted protein genes. The Company provided gene sequences encoding for the secreted proteins, and Deltagen utilized its in vivo mammalian gene Knock-Out Technology to identify and validate potential commercially relevant biopharmaceutical drug targets. Deltagen and the Company each had certain joint development and commercialization rights around potential biopharmaceutical drug targets discovered through the collaboration. Deltagen and the Company were to share the collaboration’s costs. The Company agreed to provide Deltagen with up to $10.0 million in research and development payments for approximately 200 project genes over the two years ending October 2003.

On June 27, 2003 Deltagen filed for Chapter 11 bankruptcy protection and on January 28, 2004 the Company entered into an amended agreement with Deltagen which, when effective, would grant certain rights to Deltagen’s Knock-Out Technology. On March 8, 2004, the California Bankruptcy Court approved an amendment to the agreement with Deltagen. Under the amendment, the Company assigned to Deltagen its rights in 46 of the genes that entered the collaboration and granted Deltagen a non-exclusive license to certain technology arising out of the collaboration related to those 46 genes. In exchange, Deltagen relinquished any rights it had under the agreement to the other 115 genes that entered the collaboration and granted the Company certain rights to Deltagen’s Knock-Out Technology related to those 115 genes. In addition, Nuvelo and Deltagen granted each other general releases under the amendment with respect to any obligations or activities under the collaboration. During 2004, 2003 and 2002, the Company recorded operating expenses of $0.8 million, $0.2 million and $0.2 million, respectively, for research and development under the collaboration, and as of December 31, 2004, there are no continuing financial obligations under this agreement.

Affymetrix

In October 2001, the Company and Affymetrix Inc. resolved all outstanding litigation and entered into a collaboration to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix was through N-Mer, Inc., a wholly-owned subsidiary of Callida, which in turn was a majority-owned subsidiary of the Company until its sale on December 3, 2004. The Company contributed cash and certain assets consisting primarily of equipment, capitalized software, and intellectual property to Callida upon its formation in exchange for a 90% interest in Callida. Affymetrix received a 10% equity interest in Callida in exchange for a contribution of certain intellectual property to Callida. The Company accounted for the Affymetrix 10% ownership share as minority interest in Callida in the statement of operations until Affymetrix’ initial minority interest investment was depleted. Beyond that point, which occurred in 2002, the Company absorbed 100% of Callida’s net losses until December 3, 2004, when the Company and Affymetrix sold all Callida stock respectively owned (see Note 3).

Affymetrix paid a total of $8.0 million in cash to the Company at the close of the settlement. The $8.0 million payment comprised of two pieces. Firstly, Affymetrix made a license payment of $4.0 million in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal array field. The remaining deferred revenues of $0.5 million and $2.7 million from the original $4.0 million license payment were recognized in 2003 and 2002, respectively.

Secondly, Affymetrix made a loan to the Company of $4.0 million in the form of a 5-year promissory note bearing annual interest of 7.5%, for the Company’s cash investment in Callida. Consequent to the sale of Callida, the note is collateralized by the $0.9 million promissory note issued by SBH Genomics to the Company, patents and patent applications transferred to SBH Genomics and any royalties payable by SBH Genomics related to them. Accrued interest will be paid with the final payment in November 2006. As of December 31, 2004, the remaining principal and accrued interest to date totaled $4.9 million. In lieu of cash repayment, the Company has the right, at any time, to convert the outstanding principal and interest of the note, in whole or in part, into shares of its common stock based upon 90% of the average price of the Company’s common stock over a 10-day period ending 2 days prior to conversion. As of December 31, 2004, 542,235 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

13.    Stockholders’ Equity

Preferred Stock

Since reincorporation as a Delaware corporation on March 25, 2004, the Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued. As of December 31, 2004 and 2003, there were no issued and outstanding shares of preferred stock.

On June 5, 1998, the Company’s Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series A junior participating preferred stock at a purchase price of $175, subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of the Company’s outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors. This rights agreement was amended on March 19, 2004, to reflect our reincorporation under Delaware law.

Common Stock

In March 2004, the Company raised approximately $69.5 million in a public offering, net of underwriters’ fees and stock issuance costs of $5.3 million, from the sale of 5,750,000 shares of common stock, including 750,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $13.00 per share. Under the August 2004 Loan and Security Agreement with Silicon Valley Bank, the Company cannot pay dividends without Silicon Valley Bank’s prior written consent, except for dividends paid in shares of its capital stock.

Warrants

As of December 31, 2004, warrants to purchase 1,516,792 shares of common stock were outstanding at exercise prices ranging from $4.05 to $25.53, with a weighted average exercise price per share of $20.88. These warrants, which were granted as part of various financing and business agreements, are held by certain investors, businesses and an executive officer, and expire at various times between July 2005 and November 2009. Warrants are recorded at their estimated fair market value at the date of grant using the Black-Scholes option pricing model.

Stock Option Plans

In May 2004, the Company adopted the 2004 Equity Incentive Plan, (2004 Plan), to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. Under the 2004 Plan, all awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan replaces all prior option plans (detailed below), which were terminated upon its adoption, with no new awards to be granted thereunder. A total of 4,750,000 common shares were initially reserved for issuance under the 2004 Plan, including shares previously reserved for issuance under prior plans, and as of December 31, 2004 there were 3,760,298 shares reserved for future option grants. For stock options, the 2004 Plan requires that the exercise price of each option may not be less than the fair market value of a share of common stock on the date of grant, and in the case of incentive stock options granted to an owner of more than 10% of the total combined voting power of all classes of the Company’s stock (10% Owners), must have an exercise price equal to at least 110% of the fair market value on the date of grant. Options granted to employees generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. As of December 31, 2004, 2,611,774 options were outstanding under the 2004 Plan. The maximum term of any option granted under the 2004 Plan is ten years, provided that incentive stock options granted to 10% Owners must have a term not exceeding five years.

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan (Employee Plan). Options granted under the Employee Plan were either incentive stock options or nonstatutory stock options. Incentive stock options were granted to employees with exercise prices of not less than fair market value and nonstatutory options were granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the Board of Directors. Options vest as determined by the Board of Directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2004, options to purchase 556,811 shares were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan), providing for periodic stock option grants to non-employee directors of the Company. Under the Directors Plan, each new, non-employee director received a one-time grant of options to purchase 7,680 shares of common stock, of which options to purchase 3,840 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically received options to purchase up to 1,920 shares each year (such that the amount received under the Directors Plan when added to all prior options granted to a director which vest in that year totaled 1,920) on the date of the annual meeting of the stockholders. Options under the Directors Plan were granted at the fair market value of the Company’s common stock on the date of the grant. In 2000, the Company’s stockholders approved an amendment to the Directors Plan that changed the method for determining the number of shares granted under the plan, and lengthened the vesting date for the new director’s initial and first annual grants of options. Under the amendment, the number of shares granted were equal to the lesser of the number determined by dividing $200,000 by the fair market value of the Company’s common stock on the date of grant, or 3,333 shares. The amendment also revised the vesting date for initial options that were granted when a new director joined the Company’s Board such that 50% of a new director’s option vest one year after the grant date and the other 50% vest two years after the grant date. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2004, options to purchase 94,046 shares were outstanding under the Directors Plan.

In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB/Consultant Plan) that provided for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allowed the Board of Directors to approve grants of stock options to consultants. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. At December 31, 2004, options to purchase 9,331 shares were outstanding under the SAB/Consultant Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan), to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. The 2002 Plan authorized the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan required that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to 10% Owners. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2004, options to purchase 426,009 shares were outstanding under the 2002 Plan.

On January 31, 2003, in connection with the merger of Variagenics, Inc., the Company assumed Variagenics’ existing stock option plan, the Amended 1997 Employee, Director and Consultant Stock Option Plan (1997 Plan), by reserving and registering an additional 2,269,666 shares of common stock. The 1997 Plan authorized the grant of incentive and non-qualified stock options to employees, directors and consultants of the Company. Options generally vest ratably over three- to five-year periods and expire after 10 years if not exercised. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2004, options to purchase 173,623 shares were outstanding under the 1997 Plan.

The Company granted options to purchase common stock to several key employees, directors, scientific advisory board members and scientists prior to adoption of the Employee Plan. Each option gives the holder the right to purchase common stock at prices between $2.34 and $5.46 per share. In 1998, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 3,806 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $14.25 and $30.19 per share. The options vest over periods of up to four years. In February 2000, a director who was previously an officer of the Company was granted an option to purchase 333,333 shares of common stock at $95.06 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option became exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. In 2001, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 422,720 shares to five employee officers at prices between $29.87 and $37.69 per share as inducements to become employees of the Company. In August 2001, a director of the Company was granted an option to purchase 333,333 shares of common stock at $25.91 per share, the closing price on the day prior to the grant. In June 2002, an officer of the Company was granted an option to purchase 58,333 shares of common stock at $5.67, the average of the high and low price on the day of the grant. In June 2003, a new high-level employee was granted an option to purchase 66,666 shares of common stock at $7.05, the average of the high and low price on the day of the grant. As of December 31, 2004, 895,075 options issued outside of any of the Company’s stock option plans were outstanding.

The Directors Plan, the Employee Plan, the 2002 Plan, the 2004 Plan and the options granted to a director to purchase 666,666 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

On December 14, 2004, the Company’s Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for executive officers and other eligible employees. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted previously. The plan provides that, upon a change in control of the Company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding a change in control. If a participant is terminated without cause or constructively terminated one month before or one year after a change in control, he or she will also be entitled to certain cash severance and medical benefits. In addition, if a participant is terminated without cause or constructively terminated outside the context of change in control, he or she will be entitled to certain cash severance and continued medical benefits and shall be credited with an additional year of vesting with respect to Nuvelo stock options and stock awards held. If a change in control occurs in the future, it is possible that material additional stock-based compensation expense could be incurred.

A summary of the Company’s stock option activity, and related information follows:

	Year Ended December 31,
	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	2,680,170	$26.52	1,968,373	$36.33	1,874,780	$42.96
Options assumed from Variagenics acquisition	—	$—	1,576,356	$5.64	—	$—
Options granted	2,773,980	$9.76	755,873	$4.89	700,970	$8.40
Options exercised	(234,534)	$3.79	(641,918)	$2.07	(16,664)	$10.71
Options canceled	(452,947)	$17.23	(978,514)	$12.00	(590,713)	$24.87

Options outstanding at end of period	4,766,669	$18.77	2,680,170	$26.52	1,968,373	$36.33

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.03 – $ 6.45	601,651	7.41	$4.66	343,880	$4.56
6.62 – 8.41	557,537	8.23	7.34	193,640	6.70
8.46 – 9.21	455,877	9.48	9.10	45,294	9.12
9.28 – 9.67	488,666	9.54	9.65	203,987	9.67
9.75 – 9.91	294,240	9.79	9.85	9,310	9.83
10.02 – 10.18	950,897	8.91	10.17	159,085	10.18
10.19 – 25.91	691,982	7.24	19.94	451,344	22.48
26.01 – 95.06	716,753	5.69	64.02	659,196	66.63
97.13 – 285.56	8,066	5.53	140.03	8,066	140.03
304.31 – 304.31	1,000	5.16	304.31	1,000	304.31

	4,766,669	8.08	$18.77	2,074,802	$30.10

The weighted-average grant date fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $7.17, $3.69 and $6.93, respectively.

Employee Stock Purchase Plan

The Company’s stockholders have approved an Employee Stock Purchase Plan, covering an aggregate of 250,000 shares of the Company’s common stock. Each quarter, an eligible employee may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first business day of the quarter or the last business day. In the year ended December 31, 2004, 31,959 shares of the Company’s stock were sold under the Employee Stock Purchase Plan at a weighted-average price of $8.12 per share. The weighted-average grant date fair values of the purchase rights granted during the years ended December 31, 2004, 2003 and 2002 were $9.77, $1.71 and $2.25 per share, respectively.

14.    Income Taxes

The Company had no current state or federal income taxes for the years ended December 31, 2004, 2003, and 2002. The reconciliations between the amounts computed by applying the U.S. federal statutory tax rate of 34% to loss from continuing operations and the actual provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Loss from continuing operations	(48,942)	(46,229)	(39,512)

Federal tax benefit at statutory rate	(16,640)	(15,718)	(13,434)
Current year net operating losses and temporary differences, no tax benefit recognized	16,655	15,978	14,748
State taxes, net of federal benefit	16	4	3
Other permanent differences	(31)	(264)	(1,317)

Provision for income taxes	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2004	2003	2002
Deferred tax assets:
Book depreciation in excess of tax depreciation	3,843	2,535	870
Accruals and reserves	4,361	4,292	3,190
Research and other credits	18,065	16,158	13,540
Capital loss carryforward — discontinued operations	3,152	—	—
Stock-based compensation	3,485	5,070	—
Net operating loss	110,093	96,272	53,330
Deferred revenue	—	—	210
State taxes	8	2	—
Capitalized research costs	6,858	5,250	3,100

Gross deferred tax assets	149,865	129,579	74,240
Valuation allowance	(149,865)	(129,579)	(74,240)

Net deferred tax assets	—	—	—

Deferred tax assets are reduced by a valuation allowance, as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased by $20.3 million, $55.3 million and $24.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $313.1 million and $62.7 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $9.7 million and $7.5 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2024, if not utilized. The State of California net operating losses will expire at various dates beginning in 2005 through 2014, if not utilized.

On December 3, 2004, the Company sold its subsidiaries, Callida Genomics and N-Mer. The related capital loss carryforward is $7.9 million. The federal and California capital loss carryforwards will expire in 2009.

Utilization of the Company’s net operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Approximately $13.2 million of the federal net operating losses and $7.1 million of the state net operating losses relate to deductions from stock-based compensation. No income statement benefit will result from the realization of these losses.

The tax benefit of approximately $5.0 million in deferred tax assets related to the merger with Variagenics will be treated as a reduction to goodwill and other intangible assets under the provisions of SFAS 109 when realized.

15.    Transactions with Related Parties

Dr. Rathmann, the Company’s Chairman, provided a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of approximately $0.2 million. Accrued interest will be paid with the final payment in October 2007. The remaining principal and accrued interest to date totaled $9.2 million as of December 31, 2004, and the interest rate on the note was 6.25%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average stock price over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2004, 907,113 shares would be issuable to fully repay the principal and interest outstanding upon conversion. A $4.0 million letter of credit issued to the Irvine Company related to the 985 Almanor facility lease that was guaranteed and collateralized by Dr. Rathmann was canceled and replaced in September 2004 by a letter of credit collateralized by the Company’s $4.0 million revolving credit line with Silicon Valley Bank. Dr. Rathmann’s guarantee of the Company’s $2.6 million promissory note to AMB Property, LP was canceled upon repayment of this note in December 2004.

16.    Segment and Geographic Data

Segment data

The Company is engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. The Company has only one reportable segment since the sale of its majority-owned subsidiary Callida Genomics, Inc. (Callida) in December 2004. Callida was created in October 2001 to develop and commercialize sequencing-by-

hybridization technology, and the Company had chosen to organize and manage Callida as a separate business segment through the time of its disposal. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of Callida have been reclassified to discontinued operations for all periods presented.

Geographic data

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Revenues:
Domestic	$195	$984	$3,678
Germany	—	40	21,876

Total revenues	$195	$1,024	$25,554

17.    Legal Matters

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

The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. The Company is involved in this litigation as a result of the merger with Variagenics in January 2003.

On July 16, 2003, the Company’s Board of Directors approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. It is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, the Company could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, the Company’s business could be harmed.

18.    Subsequent Events

On January 11, 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for approximately 55,000 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual increases of $0.07 per square foot per month. The lease will commence on or around September 1, 2005 and contains an option to cancel the lease after five years, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), and rights of first refusal over all vacant space in the building during the first two years of the lease. The lease contains a tenant improvement allowance of $7.7 million, or $140 per square foot. As a result of the entry into this lease, a review for impairment of leasehold improvements at 985 Almanor Avenue will take place in the first quarter of 2005. The net book value of these leasehold improvements as of December 31, 2004 was $4.0 million.

On January 21, 2005, the Company entered into an Interim Agreement with Avecia Limited for initial work related to the manufacture by Avecia of alfimeprase. The initial work will include assessment and planning, transfer of processes and assays to Avecia, purchase of certain capital equipment, replicated fermentation and purification runs and consulting work in preparation for the manufacture of alfimeprase pursuant to Good Manufacturing Practices regulations. The Company will pay Avecia fees totaling £0.7 million (approximately equivalent to $1.3 million as of December 31, 2004) for completion of this initial work, and will also pay for the purchase of necessary items of equipment, together with certain related fees and expenses. The Interim Agreement will expire upon the first to occur of completion of the work under the agreement by Avecia, entry by Nuvelo and Avecia into a definitive agreement, or termination of the agreement by either party. Either party may terminate the agreement at any time, subject to certain cancellation fees, if applicable. The Interim Agreement requires negotiation in good faith towards the potential entry into a definitive agreement with Avecia that would cover activities under the Interim Agreement as well as other activities related to the manufacture of alfimeprase.

In February 2005, the Company raised approximately $68.3 million in a public offering, net of underwriters’ fees and stock issuance costs of approximately $5.0 million, from the sale of 9,775,000 shares of common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital expenditures, working capital needs, current and future clinical trials of the lead drug candidate, alfimeprase, as well as other research and drug development activities.

19.    Selected Quarterly Financial Data (Unaudited)

Summarized selected quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Contract revenues	$43	$54	$20	$78
Operating loss	(10,778)	(10,274)	(10,629)	(16,963)
Loss from continuing operations	(10,837)	(10,295)	(10,643)	(17,166)
Loss from discontinued operations	(2,145)	(574)	(317)	(512)
Net loss	(12,982)	(10,869)	(10,960)	(17,678)
Basic and diluted net loss per share from continuing operations*	(0.33)	(0.32)	(0.33)	(0.63)
Total basic and diluted net loss per share*	(0.40)	(0.34)	(0.34)	(0.65)

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Contract revenues	$12	$55	$198	$759
Operating loss	(8,658)	(9,841)	(15,085)	(11,699)
Loss from continuing operations	(8,882)	(10,151)	(15,324)	(11,871)
Loss from discontinued operations	(507)	(756)	(984)	(1,712)
Net loss	(9,389)	(10,907)	(16,308)	(13,583)
Basic and diluted net loss per share from continuing operations*	(0.35)	(0.48)	(0.73)	(0.72)
Total basic and diluted net loss per share*	(0.37)	(0.51)	(0.78)	(0.82)

*	The sum of earnings per share for the four quarters may be different from the full year amount as a result of computing the quarterly and full year amounts based on the weighted average number of common shares outstanding in the respective periods.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

We have recently completed our first annual company-wide review of our internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as a complement to our existing overall internal control over financial reporting. As a result, we have continued to improve the design and effectiveness of our internal control over financial reporting. We anticipate that improvements and changes will continue to be made. However, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2004 based on these criteria.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included hereunder.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nuvelo, Inc.:

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting, that Nuvelo, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nuvelo, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nuvelo, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nuvelo, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nuvelo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

March 15, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to “General Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” under Proposal No. 1 in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2005 Annual Meeting of Stockholders.

Item 11.	E xecutive Compensation

The response to this item is incorporated by reference to “Certain Information With Respect to Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2005 Annual Meeting of Stockholders.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee approved the engagement of KPMG LLP in 2004 for the following non-audit services: the preparation of property tax returns, and tax advice in preparing for and in connection with the filing of such returns.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated financial statements filed as part of this Report are listed under Part II, Item 8, page 32 of this Form 10-K.

2.	No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest.(27)

2.3	Stock Purchase Agreement, dated December 3, 2004, entered into by and between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc.(28)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(27)

3.2	Amended and Restated By-Laws of the Registrant.(29)

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.(30)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split.(26)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(27)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000.(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation.(7)

4.7	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., entered into January 8, 2002.(36)

4.8	Form of Warrant, dated as of April 5, 2002.(3)

4.9*	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005.

Exhibit Number	Description

4.10*	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005.

4.11	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation.(27)

4.12	Certificate of Designations of Series A Junior Participating Preferred Stock.(27)

4.13	Reference is made to Exhibits 3.1 through 3.4.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(2)

10.2	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994.(2)

10.3	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997.(2)

10.4†	Stock Option Plan, as amended.(9)

10.5*†	Employee Stock Purchase Plan, as amended and restated on December 14, 2004.

10.6†	Non-Employee Director Stock Option Plan, as amended.(10)

10.7	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999.(11)

10.8†	Non-Qualified Employee Stock Purchase Plan.(12)

10.9†	Scientific Advisory Board/ Consultants Stock Option Plan.(12)

10.10†	Employment and Confidential Information Agreement between Hyseq, Inc. and Dr. Ted W. Love dated January 11, 2001.(13)

10.11	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001.(14)

10.12	Industrial Multi-Tenant Lease between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended.(13)

10.13	Form of Registration Rights Agreement, dated as of August 28, 2001, among Hyseq, Inc. and the investors party thereto.(4)

10.14†	Stock Option Agreement, dated as of February 1, 2000, between Hyseq, Inc. and Dr. George B. Rathmann.(6)

10.15	Line of Credit Agreement, dated as of August 6, 2001, between Hyseq, Inc. and Dr. George B. Rathmann.(6)

10.16†	Stock Option Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Dr. George B. Rathmann.(6)

10.17	Interference Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

10.18†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(15)

10.19	Registration Rights Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto.(3)

10.20	Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(15)

10.21	Collaboration Agreement, dated of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(16)

Exhibit Number	Description

10.22	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company.(17)

10.23†	Form of Severance Agreement.(8)

10.24	Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(18)

10.25	Equipment Schedules 3 and 4, dated July 27, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(19)

10.26	Equipment Schedule 5, dated November 28, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(20)

10.27	Equipment Schedules 6 and 7, dated March 18, 2002, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(21)

10.28	Securities Purchase Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto.(3)

10.29	Form of Warrant Purchase Agreement, entered into January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(2)

10.30†	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan.(22)

10.31	Guarantee by George Rathmann in favor of AMB Property, L.P., dated October 1, 2002.(23)

10.32	Amendment to Amended and Restated Line of Credit, dated as of November 9, 2002, between Hyseq, Inc. and Dr. George B. Rathmann.(23)

10.33†	Nuvelo, Inc. 2002 Equity Incentive Plan.(24)

10.34†	Form of Non-Stockholder Approved Option Agreement for Officers.(24)

10.35†	Stock Option Agreement, dated as of September 21, 2001, between Nuvelo, Inc. and Dr. George B. Rathmann.(24)

10.36	Second Amendment to Lease by and between the Irvine Company and Nuvelo, Inc. dated October 21, 2003.(25)

10.37	Assignment and Assumption of Lease by and between the Company and Idenix, Inc. dated October 28, 2003.(25)

10.38	Collaboration Agreement, dated as of January 12, 2004, between Nuvelo, Inc. and Archemix Corp.(26)

10.39	License Agreement, dated as of February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(26)

10.40	Amended and Restated Secreted Protein Development and Collaboration Agreement, dated January 28, 2004, between Deltagen, Inc. and Nuvelo, Inc.(31)

10.41†	Nuvelo, Inc. 2004 Equity Incentive Plan.(32)

10.42†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(33)

10.43†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(33)

10.44†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(34)

10.45	Amendment No. 3 to Collaboration Agreement, dated as of September 10, 2004, between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(34)

Exhibit Number	Description

10.46	Loan and Security Agreement, dated as of August 31, 2004, between Nuvelo, Inc., and Silicon Valley Bank.(34)

10.47†	Nuvelo, Inc. Executive Change in Control and Severance Benefit Plan.(35)

10.48*§	Opt-Out, Termination, Settlement and Release Agreement, dated October 29, 2004, between Nuvelo, Inc. and Amgen, Inc.

10.49*§	License Agreement, dated November 3, 2004, between Nuvelo, Inc. and Amgen, Inc.

10.50*	Lease Agreement, dated January 11, 2005, between Nuvelo, Inc. and BMR-201 Industrial Road LLC.

10.51*§	Interim Agreement, dated January 21, 2005, between Nuvelo, Inc. and Avecia Limited.

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2004.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment requested.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-8, filed on December 5, 1997, File No. 333-41663.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-8, filed on May 21, 1998, File No. 333-53089.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 20, 2000, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001, File No. 000-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 10-K/ A, for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 10-Q/ A, for the quarterly period ended March 31, 2002, filed on July 22, 2002, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 10Q, for the quarterly period ended September 30, 2002, filed on November 8, 2002, File No. 000-22873.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics, Inc.’s report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-31035.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics, Inc.’s report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001, File No. 000-31035.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-31035.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics, Inc.’s report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 14, 2002, File No. 000-31035.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on February 7, 2003, File No. 333-103055.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Annual Report on Form 10-K, filed on March 31, 2003, for the year ended December 31, 2002, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on September 5, 2003, File No. 333-108563.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 14, 2003, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 9, 2004, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on May 21, 2004, File No. 333-115747.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed September 25, 2000, File No. 333-70134.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on March 15, 2005.

NUVELO, INC.

By:	/s/ LEE BENDEKGEY
Lee Bendekgey Senior Vice President, Chief Financial Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc., in the capacities indicated, on March 15, 2005.

Signature	Title

/s/ TED W. LOVE Ted W. Love	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ LEE BENDEKGEY Lee Bendekgey	Senior Vice President, Chief Financial Officer and General Counsel (Principal Financial Officer)

/s/ GARY S. TITUS Gary S. Titus	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ GEORGE B. RATHMANN George B. Rathmann	Chairman of the Board

/s/ BURTON E. SOBEL Burton E. Sobel	Director

/s/ MARK L. PERRY Mark L. Perry	Director

/s/ MARY K. PENDERGAST Mary K. Pendergast	Director

/s/ BARRY L. ZUBROW Barry L. Zubrow	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest.(27)

2.3	Stock Purchase Agreement, dated December 3, 2004, entered into by and between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc.(28)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(27)

3.2	Amended and Restated By-Laws of the Registrant.(29)

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.(30)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split.(26)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(27)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000.(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation.(7)

4.7	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., entered into January 8, 2002.(36)

4.8	Form of Warrant, dated as of April 5, 2002.(3)

4.9*	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc., dated as of January 20, 2005.

4.10*	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc., dated as of January 20, 2005.

4.11	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation.(27)

4.12	Certificate of Designations of Series A Junior Participating Preferred Stock.(27)

4.13	Reference is made to Exhibits 3.1 through 3.4.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(2)

10.2	Patent License Agreement between Arch Development Corporation and Hyseq, Inc. dated June 7, 1994.(2)

10.3	Stock Purchase Agreement for Series B Convertible Preferred Stock dated May 28, 1997.(2)

10.4†	Stock Option Plan, as amended.(9)

10.5*†	Employee Stock Purchase Plan, as amended and restated on December 14, 2004.

Exhibit Number	Description
10.6†	Non-Employee Director Stock Option Plan, as amended.(10)

10.7	Collaboration and License Agreement between Hyseq, Inc. and American Cyanamid Company dated December 10, 1999.(11)

10.8†	Non-Qualified Employee Stock Purchase Plan.(12)

10.9†	Scientific Advisory Board/ Consultants Stock Option Plan.(12)

10.10†	Employment and Confidential Information Agreement between Hyseq, Inc. and Dr. Ted W. Love dated January 11, 2001.(13)

10.11	Lease between The Irvine Company and Hyseq, Inc. dated as of April 30, 2001.(14)

10.12	Industrial Multi-Tenant Lease between AMB Property, L.P. and Hyseq, Inc. dated June 23, 2000, as amended.(13)

10.13	Form of Registration Rights Agreement, dated as of August 28, 2001, among Hyseq, Inc. and the investors party thereto.(4)

10.14†	Stock Option Agreement, dated as of February 1, 2000, between Hyseq, Inc. and Dr. George B. Rathmann.(6)

10.15	Line of Credit Agreement, dated as of August 6, 2001, between Hyseq, Inc. and Dr. George B. Rathmann.(6)

10.16†	Stock Option Agreement, dated as of August 21, 2001, between Hyseq, Inc. and Dr. George B. Rathmann.(6)

10.17	Interference Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

10.18†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(15)

10.19	Registration Rights Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto.(3)

10.20	Settlement Agreement, dated as of October 24, 2001, between Hyseq, Inc. and Affymetrix, Inc.(15)

10.21	Collaboration Agreement, dated of January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(16)

10.22	Amendment No. 1 to Lease Agreement, dated as of August 1, 2002, between Hyseq, Inc. and The Irvine Company.(17)

10.23†	Form of Severance Agreement.(8)

10.24	Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(18)

10.25	Equipment Schedules 3 and 4, dated July 27, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(19)

10.26	Equipment Schedule 5, dated November 28, 2001, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(20)

10.27	Equipment Schedules 6 and 7, dated March 18, 2002, to the Master Lease Agreement, dated as of May 10, 2001 between General Electric Capital Corporation and Variagenics, Inc.(21)

10.28	Securities Purchase Agreement, dated as of April 5, 2002, among Hyseq, Inc. and the investors party thereto.(3)

Exhibit Number	Description
10.29	Form of Warrant Purchase Agreement, entered into January 8, 2002, between Hyseq, Inc. and Amgen, Inc.(2)

10.30†	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan.(22)

10.31	Guarantee by George Rathmann in favor of AMB Property, L.P., dated October 1, 2002.(23)

10.32	Amendment to Amended and Restated Line of Credit, dated as of November 9, 2002, between Hyseq, Inc. and Dr. George B. Rathmann.(23)

10.33†	Nuvelo, Inc. 2002 Equity Incentive Plan.(24)

10.34†	Form of Non-Stockholder Approved Option Agreement for Officers.(24)

10.35†	Stock Option Agreement, dated as of September 21, 2001, between Nuvelo, Inc. and Dr. George B. Rathmann.(24)

10.36	Second Amendment to Lease by and between the Irvine Company and Nuvelo, Inc. dated October 21, 2003.(25)

10.37	Assignment and Assumption of Lease by and between the Company and Idenix, Inc. dated October 28, 2003.(25)

10.38	Collaboration Agreement, dated as of January 12, 2004, between Nuvelo, Inc. and Archemix Corp.(26)

10.39	License Agreement, dated as of February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(26)

10.40	Amended and Restated Secreted Protein Development and Collaboration Agreement, dated January 28, 2004, between Deltagen, Inc. and Nuvelo, Inc.(31)

10.41†	Nuvelo, Inc. 2004 Equity Incentive Plan.(32)

10.42†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(33)

10.43†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(33)

10.44†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(34)

10.45	Amendment No. 3 to Collaboration Agreement, dated as of September 10, 2004, between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(34)

10.46	Loan and Security Agreement, dated as of August 31, 2004, between Nuvelo, Inc., and Silicon Valley Bank.(34)

10.47†	Nuvelo, Inc. Executive Change in Control and Severance Benefit Plan.(35)

10.48*§	Opt-Out, Termination, Settlement and Release Agreement, dated October 29, 2004, between Nuvelo, Inc. and Amgen, Inc.

10.49*§	License Agreement, dated November 3, 2004, between Nuvelo, Inc. and Amgen, Inc.

10.50*	Lease Agreement, dated January 11, 2005, between Nuvelo, Inc. and BMR-201 Industrial Road LLC.

10.51*§	Interim Agreement, dated January 21, 2005, between Nuvelo, Inc. and Avecia Limited.

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2004.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number		Description
31.1*		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement filed on Form S-1, as amended, File No. 333-29091.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-8, filed on December 5, 1997, File No. 333-41663.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-8, filed on May 21, 1998, File No. 333-53089.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 8-K/ A, filed on March 17, 2000, File No. 00-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 20, 2000, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 8-K, filed on May 21, 2001, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 10-K/ A, for the year ended December 31, 2001, filed on May 9, 2002, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 10-Q/ A, for the quarterly period ended March 31, 2002, filed on July 22, 2002, File No. 000-22873.
(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form 10 Q, for the quarterly period ended September 30, 2002, filed on November 8, 2002, File No. 000-22873.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics Inc.’s report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 14, 2001, File No. 000-31035.
(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics Inc.’s report on Form 10-Q, for the quarterly period ended September 30, 2001, filed on November 14, 2001, File No. 000-31035.
(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-31035.
(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Variagenics Inc.’s report on Form 10-Q, for the quarterly period ended March 31, 2002, filed on May 14, 2002, File No. 000-31035.
(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on February 7, 2003, File No. 333-103055.
(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Annual Report on Form 10-K, filed on March 31, 2003, for the year ended December 31, 2002, File No. 000-22873.
(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on September 5, 2003, File No. 333-108563.
(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 10-Q, for the quarterly period ended September 30, 2003, filed on November 14, 2003, File No. 000-22873.
(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.
(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 9, 2004, File No. 000-22873.
(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.
(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Registration Statement on Form S-8, filed on May 21, 2004, File No. 333-115747.
(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.
(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.
(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.
(36)	Previously filed with the SEC as an Exhibit to and Incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed September 25, 2000, File No. 333-70134.

