Form 10-Q
period 2005-03-31
NUVELO INC
filed 2005-05-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On April 29, 2005: 42,017,960

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$66,968	$16,811
Short-term investments	39,724	33,814
Accounts receivable	36	271
Clinical trial supplies	11,535	12,637
Other current assets	3,013	2,462

Total Current Assets	121,276	65,995

Restricted cash	191	191
Equipment, leasehold improvements and capitalized software, at cost	24,021	25,866
Accumulated depreciation and amortization	(18,450)	(19,818)

Equipment, leasehold improvements and capitalized software, net	5,571	6,048
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,407	2,359

Total Assets	$134,116	$79,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,068	$3,107
Accrued employee liabilities	819	1,337
Accrued clinical trial and drug manufacturing costs	1,504	931
Deferred rent	11,745	10,138
Accrued interest	2,535	2,341
Current portion of bank loans	1,453	693
Current portion of capital lease obligations	109	966
Current portion of related party line of credit	2,750	2,750
Other current liabilities	257	350

Total Current Liabilities	23,240	22,613

Noncurrent portion of bank loans	2,647	1,907
Noncurrent portion of notes payable	4,000	4,000
Noncurrent portion of capital lease obligations	18	113
Noncurrent portion of related party line of credit	4,354	5,042

Total Liabilities	34,259	33,675

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 42,014,464 and 32,228,732 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	42	32
Additional paid-in capital	370,702	301,811
Accumulated other comprehensive loss	(177)	(206)
Accumulated deficit	(270,710)	(256,048)

Total stockholders’ equity	99,857	45,589

Total liabilities and stockholders’ equity	$134,116	$79,264

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Contract revenue	$42	$78

Operating expenses:
Research and development	11,057	15,373
General and administrative	3,813	1,689
Loss (gain) on sale or disposal of assets	24	(21)

Total operating expenses	14,894	17,041

Operating loss	(14,852)	(16,963)
Interest income	508	478
Interest expense — related party	(118)	(126)
Interest expense — other	(200)	(555)

Loss from continuing operations	(14,662)	(17,166)
Loss from discontinued operations	—	(512)

Net loss	$(14,662)	$(17,678)

Basic and diluted net loss per share:
Continuing operations	$(0.39)	$(0.63)
Discontinued operations	$—	$(0.02)

Total basic and diluted net loss per share	$(0.39)	$(0.65)

Weighted average shares used in computing basic and diluted net loss per share	37,960	27,391

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(12,359)	$(8,827)

Cash flows from investing activities:
Sales or maturities of short-term investments	10,206	7,674
Purchases of short-term investments	(16,087)	—
Purchases of property and equipment	(56)	(202)
Proceeds from sale of assets	—	21

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,937)	7,493

Cash flows from financing activities:
Payments on capital lease obligations	(952)	(522)
Payments on related party line of credit	(688)	(688)
Proceeds from bank loan	1,500	—
Proceeds from issuance of common stock (public offerings), net	68,524	69,572
Proceeds from issuance of common stock upon the exercise of options, warrants and under the employee stock purchase plan	69	473

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,453	68,835

Net increase in cash and cash equivalents	50,157	67,501
Cash and cash equivalents at beginning of period	16,811	13,141

Cash and cash equivalents at end of period	$66,968	$80,642

Supplemental disclosures of cash flow information:
Interest paid	$83	$128
Income taxes paid	$2	$6
Supplemental schedule of non-cash investing activities:
Acquisition of leasehold improvements under tenant improvement allowance	$221	$—

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” the “Company,” “we,” “us,” or “our”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

The consolidated financial statements include the accounts of Nuvelo, Inc., Hyseq Diagnostics, Inc. and Callida Genomics, Inc. (Callida), through its disposal on December 3, 2004. The results of operations of Callida have been reclassified to discontinued operations for all periods presented. All significant intercompany transactions and accounts have been eliminated on consolidation.

Use of Estimates

Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in evaluating if there continues to be alternative future use for clinical drug material, and in estimating goodwill and long-lived asset impairment, clinical trial accruals and stock-based compensation.

Liquidity

To date, the Company’s primary sources of liquidity have been cash from financing activities, collaboration receipts and the merger with Variagenics in January 2003. The Company plans to continue to raise funds through additional public and/or private offerings and collaboration activities in the future. The primary use of capital resources has been to fund operating activities, including research and clinical development expenses, license payments and spending on capital items. In the event that the Company is unable to raise additional funds through financing activities, the Company will have to reduce its operating costs and delay its research and development programs.

Significant Accounting Policies

During interim periods, the Company has followed the accounting policies described in its Form 10-K for the fiscal year ended December 31, 2004. Please refer to the Annual Report to Shareholders for the same period when reviewing this Form 10-Q.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that companies account for such transactions using a fair value based method, such as the Black-Scholes option pricing model, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal year after June 15, 2005. The Company currently accounts for stock-based compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. At present, the Company has not yet determined which method to adopt, but regardless of the method, adoption of this statement is expected to have a material adverse effect on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(14,662)	$(17,678)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	178	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,921)	(961)

Pro forma net loss	$(17,405)	$(18,639)

Total basic and diluted net loss per share, as reported	$(0.39)	$(0.65)
Pro forma basic and diluted net loss per share	$(0.46)	$(0.68)

3. Comprehensive Loss

The components of comprehensive loss in each period presented are as follows:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(14,662)	$(17,678)
Unrealized gain on available-for-sale securities	29	10

Comprehensive loss	$(14,633)	$(17,668)

4. Financing Arrangements

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank that provides a $6.0 million term loan facility and a $4.0 million revolving credit line and grants Silicon Valley Bank a security interest over certain of our assets, excluding intellectual property. As a condition precedent to the Loan Agreement, the Company agreed, among other things, to certain covenants and reporting requirements. In December 2004, the Company completed a planned $2.6 million initial draw-down on the term loan, the proceeds of which were used entirely to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court, Sunnyvale, California. In March 2005, the Company completed a second draw-down under the term loan, of $1.5 million, with $0.6 million of these proceeds being used to pay off certain capital leases. The $1.5 million draw-down will be repaid in 36 equal monthly installments, plus accrued interest, commencing on April 1, 2005. The Company has not drawn-down any of the funds available under the revolving credit line, which is currently being used to collateralize a $4.0 million letter of credit issued to the Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California. The proceeds of all other term loan draw-downs and the revolving credit line may be used solely for working capital or other general business requirements. The Company’s term loan borrowings, except for the second draw-down, shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus 3.25%, and, in any event, shall not be less than 6.43% per annum, which is the rate applicable to the initial draw-down. The second draw-down was at a rate equal to the 36-month Treasury Rate in effect on the funding date plus 2.75%, being 6.78%. The Company’s revolving credit line borrowings shall bear interest at Silicon Valley Bank’s prime rate in effect from time to time. As of March 31, 2005, the Company had received waivers for any breaches of related covenants and reporting requirements.

5. Facilities Lease Agreement

On January 11, 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual increases of $0.07 per square foot per month. The lease will commence on or around September 1, 2005 and contains an option to cancel the lease after five years, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), and rights of first refusal over all vacant space in the building during the first two years of the lease. The lease contains a tenant improvement allowance of $8.7 million, or $140 per square foot.

As a result of the entry into this lease, a review for impairment of leasehold improvements at 985 Almanor Avenue in Sunnyvale, California took place in January 2005. As identifiable cash flows related to these assets are not independent of those of the Company as a whole, these assets were grouped with all the assets and liabilities of the Company for the purposes of the impairment review, and as a result, no impairment of these assets was identified, as the fair value of the net assets of the Company exceeds its carrying value. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the Company subleases or otherwise exits this facility, an impairment charge will be recorded based on the difference between the carrying value and fair value of the leasehold improvements at the time of the sublease or exit. As of March 31, 2005, this difference was estimated to be $3.8 million.

6. Common Stock Offering

In February 2005, the Company raised $68.5 million in a public offering, net of underwriters’ fees and stock issuance costs of $4.8 million, from the sale of 9,775,000 shares of common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital expenditures, working capital needs, current and future clinical trials of alfimeprase, rNAPc2 and ARC183, as well as other research and drug development activities.

7. Collaborative and Manufacturing Agreements

On March 31, 2005, the Company entered into a new collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206 (NU206 Agreement). The existing collaboration agreement with Kirin (Original Agreement), which was amended in the third quarter of 2004 to extend the term to December 31, 2005 and expand the scope to include additional secreted protein genes from the Company’s full-length gene portfolio, continues to govern all product candidates other than NU206. Under the NU206 Agreement, the Company will receive a $2.0 million upfront cash payment from Kirin, and will lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 will be shared in a 60 (Nuvelo) / 40 (Kirin) ratio. If the NU206 Agreement is terminated, or if Kirin or Nuvelo elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty based structure. The Company will continue to jointly own discoveries resulting from the Original Agreement and jointly develop and market the resulting products, while sharing costs, efforts and revenues with Kirin.

On January 21, 2005, the Company entered into an Interim Agreement with Avecia Limited for initial work related to the manufacture by Avecia of alfimeprase, the Company’s lead clinical compound. The initial work will include assessment and planning, transfer of processes and assays to Avecia, purchase of certain capital equipment, replicated fermentation and purification runs and consulting work in preparation for the manufacture of alfimeprase pursuant to current Good Manufacturing Practices requirements. The Company will pay Avecia fees totaling £0.7 million (equivalent to $1.3 million as of March 31, 2005) for completion of this initial work, and will also pay for the purchase of necessary items of equipment, together with certain related fees and expenses. The Interim Agreement will expire upon the first to occur of completion of the work under the agreement by Avecia, entry by Nuvelo and Avecia into a definitive agreement, or termination of the agreement by either party. Either party may terminate the agreement at any time, subject to certain cancellation fees, if applicable. The Interim Agreement requires negotiation in good faith towards the potential entry into a definitive agreement with Avecia that would cover activities under the Interim Agreement as well as other activities related to the ongoing manufacture of alfimeprase.

8. Transactions with Related Parties

Dr. Rathmann, the Company’s Chairman, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007. The remaining principal and accrued interest to date totaled $8.6 million as of March 31, 2005, and the interest rate on the note was 6.75%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average stock price over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of March 31, 2005, 1,248,175 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Dr. Rathmann continues to provide a personal guarantee of $1.5 million to the Irvine Company, related to the 985 Almanor Avenue facility lease.

9. Segment Information

The Company is engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development. The Company has only one reportable segment since the sale of its majority-owned subsidiary Callida Genomics, Inc. in December 2004, and accordingly all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the condensed consolidated financial statements.

10. Subsequent Events

As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase on April 15, 2005, the Company is required to pay Amgen $5.0 million within 30 days of this date as a milestone payment under the license agreement between the Company and Amgen entered into in November 2004. The amount will be recorded as research and development expense in the second quarter of 2005.

As a result of entering into the NU206 Agreement with Kirin on March 31, 2005 (see Note 7), the Company received a $2.0 million upfront cash payment from Kirin in April 2005, which will be recognized ratably as revenue over the estimated performance period under the contract, commencing in the second quarter of 2005.

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

Overview

We are engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. In April 2005, we began patient enrollment in a Phase 3 trial of our lead product candidate, alfimeprase, for the treatment of acute peripheral arterial occlusion (PAO), or “leg attack.” Alfimeprase, a thrombolytic agent, has completed Phase 2 trials in two indications, acute PAO and catheter occlusion. A Phase 3 program in catheter occlusion is expected to begin in the second half of 2005. Adding to our cardiovascular portfolio, in the first quarter of 2004 we entered into a partnership with Archemix for the development and commercialization of ARC183, a novel thrombin inhibitor, and a license agreement with Dendreon for worldwide rights to rNAPc2, an anticoagulant that inhibits the interaction of factor VIIa and tissue factor. ARC183 is currently in a Phase 1 program evaluating its potential use in coronary artery bypass graft (CABG) surgery, which we expect to conclude in the second quarter of 2005; rNAPc2 is currently in a Phase 2 program evaluating its potential use in treating acute coronary syndromes (ACS). Within this program, we are conducting a Phase 2a trial evaluating the safety and efficacy of rNAPc2 that is expected to conclude in the second quarter of 2005, and an additional Phase 2 trial evaluating heparin replacement is expected to commence in the second half of 2005.

In March 2005, we entered into a new collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin), for the development and commercialization of NU206, a potent gastrointestinal growth factor identified as a result of our proprietary research programs. In addition, we plan to leverage our proprietary gene collection and expertise in secreted proteins and antibody discovery to expand our pipeline and create partnering and licensing opportunities.

The alfimeprase Phase 3 acute PAO program will consist of two overlapping trials with an estimated total of approximately 700 patients between the two trials. The first trial in this program, NAPA-2 (Novel Arterial Perfusion with Alfimeprase-2), is a randomized, double-blind study comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients. The trial will be conducted in over 100 centers worldwide. The study’s primary endpoint is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy and peripheral arterial bypass graft surgery as well as amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated, including safety endpoints such as the incidence of bleeding, as well as pharmacoeconomic endpoints, such as length of hospital and intensive care unit (ICU) stay. The second Phase 3 trial, NAPA-3, is expected to begin in the second half of 2005.

Alfimeprase is a thrombolytic agent, or blood clot dissolver, with a novel mechanism of action, and was identified through a research program at Amgen Inc. In January 2002 we entered into a 50/50 cost/profit sharing arrangement with Amgen for the development and commercialization of alfimeprase. In October 2004, Amgen exercised its rights pursuant to the terms of this collaboration agreement to terminate its collaboration with us and enter instead into an exclusive license whereby we are granted the worldwide rights to develop and commercialize alfimeprase in exchange for the payment to Amgen of previously negotiated milestone payments and royalties. Under the terms of our license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or our designated manufacturer. On January 21, 2005, we entered into an Interim Agreement with Avecia, our designated manufacturer, to manufacture alfimeprase, and we are currently in negotiations with Avecia for a definitive agreement to manufacture commercial quantities of alfimeprase. Amgen is required to continue to supply alfimeprase to us during the transition period. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase on April 15, 2005, we are required to pay Amgen $5.0 million within 30 days of this date. Additional future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if and when any of these additional milestones will be achieved.

rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. We are currently investigating rNAPc2 in a Phase 2a double-blind, placebo-controlled clinical trial for potential use in treating acute coronary syndromes (ACS), including unstable angina (UA), and non-ST segment elevation myocardial infarction (NSTEMI). We plan to complete patient enrollment of this trial in the second quarter of 2005. We also plan to commence an additional Phase 2 trial with rNAPc2, a heparin-replacement study, in the second half of 2005. We have licensed worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon, as a result of a licensing agreement entered into with Dendreon Corporation in February 2004. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), and have expensed $5.6 million for this and related development costs in 2004 and $0.6 million for related development costs in the first three months of 2005. We are required to pay Dendreon milestone payments, ranging from $2.0 million to $6.0 million, for both of rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, upon submission of a New Drug Application (NDA), and upon first commercial sale. If all development and commercialization milestones are achieved, total milestone payments to Dendreon can reach as much as $23.5 million, although we currently cannot predict if and when any of these milestone will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying future royalties to Dendreon depending on certain sales volume of rNAPc2.

We continue to pursue the development and commercialization of ARC183 under a collaboration agreement entered into with Archemix, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In August 2004, we jointly initiated a Phase 1 clinical program for ARC183, a novel thrombin inhibitor, for potential use in coronary artery bypass graft (CABG) surgery. These studies are evaluating the safety, tolerability, anticoagulation activity and titratability of ARC183. We expect to complete enrollment of the Phase 1 clinical program of ARC183 in the second quarter of 2005. Under the terms of the agreement, we paid Archemix an upfront fee of $3.0 million in cash, and equally share all costs associated with its development and commercialization since our initial funding of these costs reached $4.0 million in the third quarter of 2004. We expensed $7.7 million for the upfront fee and related development costs in 2004 and $0.7 million for related development costs in the first three months of 2005. Archemix is initially responsible for leading development and for all clinical development activities through the dosing of the first patient in a Phase 2 study. Thereafter, we and Archemix will agree on leadership of clinical development and commercialization activities. We are required to pay Archemix total development milestone payments of up to $11.0 million, including $10.0 million upon the first dosing of a patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We estimate that the milestone payment of $10.0 million could occur in the first half of 2006. If ARC183 is commercialized, both companies are responsible for paying any related royalties to each other depending on product sales volume.

On March 31, 2005, we entered into a new collaboration agreement with Kirin for the development and commercialization of NU206 (NU206 Agreement). In late 2004, NU206 became the first compound to enter IND-enabling studies from our existing collaboration with Kirin. Research to date indicates that NU206 acts as a specific and potent stimulator of gastrointestinal epithelial cells and therefore could have potential clinical utility in inflammatory bowel disease, short-bowel syndrome and in chemotherapy or radiation therapy induced mucositis. We plan to announce a primary indication in the second quarter of 2005. Our existing collaboration agreement with Kirin (Original Agreement), which was amended in the third quarter of 2004 to extend the term to December 31, 2005 and expand the scope to include additional secreted protein genes from our full-length gene portfolio, continues to govern all product candidates other than NU206. Under the NU206 Agreement, we received a $2.0 million upfront cash payment from Kirin in April 2005, and will lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 will be shared in a 60 (Nuvelo) / 40 (Kirin) ratio. If the NU206 Agreement is terminated, or Nuvelo or Kirin elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty based structure. Under the Original Agreement, we have completed the initial analysis of 50 secreted protein genes in mouse models and will be testing additional candidates genes in 2005. We will continue to jointly own discoveries resulting from the Original Agreement and jointly develop and market the resulting products, while sharing costs, efforts and revenues with Kirin.

In January 2005, we entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual adjustments. The lease will commence on or around September 1, 2005 and contains an option to cancel the lease after five years, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), and rights of first refusal over all vacant space in the building during the first two years of the lease. The lease contains a tenant improvement allowance of $8.7 million, or $140 per square foot.

In February 2005, we raised $68.5 million in a public offering, net of underwriters’ fees and stock issuance costs of $4.8 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures, working capital needs, current and future clinical trials of alfimeprase, rNAPc2 and ARC183, as well as other research and drug development activities. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

Results of Operations

Nuvelo’s core business is to discover, develop and market therapeutic drugs for the treatment of human diseases. The following results of operations include those of both Nuvelo Inc. and Callida Genomics, Inc. (Callida), through the disposal of this subsidiary on December 3, 2004. The results of Callida have been reclassified to discontinued operations for all periods presented.

Contract Revenue

Contract revenue was $42,000 in the three months ended March 31, 2005, as compared to $78,000 in the corresponding period of 2004. A one-time upfront fee of $2.0 million related to the new NU206 collaboration agreement with Kirin was received in April 2005 and will be recognized ratably as revenue over the estimated performance period under the contract, commencing in the second quarter of 2005.

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

R&D expenses were $11.1 million in the three months ended March 31, 2005, as compared to $15.4 million in the corresponding period of 2004. The decrease of $4.3 million was primarily due to $7.0 million in upfront fees expensed in the 2004 period related to license and collaboration agreements for our rNAPc2 and ARC183 clinical development candidates, partially offset by increased expenses associated with the start of the alfimeprase Phase 3 trial in 2005.

R&D expenses included in the statement of operations for the three months ended March 31, 2005 and since inception for our significant programs are as follows (including license and collaboration fees):

Program	Year to Date	Since Inception
	(in millions)
alfimeprase	$5.4	$32.2
rNAPc2	$0.6	$6.2
ARC183	$0.7	$8.4

We expect to expense up to $11.5 million of drug manufacturing costs within the next twelve months as we advance alfimeprase into Phase 3 clinical trials in 2005. We also are required to pay Amgen a milestone fee of $5.0 million in the second quarter of 2005, as a result of dosing of the first patient in the first phase 3 clinical trial for alfimeprase, which occurred on April 15, 2005. We currently do not expect to incur any other milestone expense for alfimeprase or our rNAPc2 and ARC183 drug candidates in 2005. We expect other R&D expenses to increase during 2005 as we continue to dedicate our resources to advance the Phase 3 clinical trials for alfimeprase, as well as work to enhance our pipeline by seeking attractive therapeutic candidates that complement our ongoing development programs, while prosecuting and enforcing our intellectual property rights.

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

G&A expenses were $3.8 million in the three months ended March 31, 2005, as compared to $1.7 million in the corresponding period of 2004. The increase of $2.1 million was primarily due to a $0.7 million increase in G&A personnel costs, a $0.6 million increase in consulting and professional fees, largely associated with the internal controls documentation, testing and auditing required under the Sarbanes-Oxley Act of 2002, a $0.3 million increase in non-cash stock compensation expense, and a $0.2 million increase in facilities expenses.

We expect general and administrative expenses to increase during 2005 as compared to 2004 in order to support growth in our general operating activities.

Interest Income and Expense, Net

We had net interest income of $0.2 million in the three months ended March 31, 2005, as compared to $0.2 million net interest expense in the corresponding period of 2004. The change resulted from a $0.4 million decrease in investment-related interest expense between the periods.

Loss from Continuing Operations

Since our inception we have incurred significant net losses, and as of March 31, 2005 our accumulated deficit was $270.7 million. During the three months ended March 31, 2005 we incurred a net loss from continuing operations of $14.7 million, as compared to $17.2 million in the corresponding period of 2004.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue development of our clinical stage drug candidates, alfimeprase, a thrombolytic agent, rNAPc2, an anticoagulant, ARC183, a novel thrombin inhibitor, and our preclinical stage drug candidate, NU206, a gastrointestinal growth factor. In addition, we expect to incur significant costs as we further expand research and development of our potential biopharmaceutical product candidates, potentially in-license other drug candidates, and continue to prosecute and enforce our intellectual property rights.

Loss from Discontinued Operations

On December 3, 2004, we sold our subsidiary, Callida Genomics, Inc. (Callida). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of Callida have been reclassified to discontinued operations for all periods presented. During the three months ended March 31, 2004, we incurred a net loss from discontinued operations of $0.5 million, related to Callida.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$66,968	$16,811
Short-term investments	39,724	33,814

Cash, cash equivalents and short-term investments	$106,692	$50,625

Cash flows from operating, investing and financing activities in the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities	$(12,359)	$(8,827)
Cash flows from investing activities	(5,937)	7,493
Cash flows from financing activities	68,453	68,835

Net increase in cash and cash equivalents	$50,157	$67,501

Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2005, we had total cash, cash equivalents and short-term investments of $106.7 million, as compared to $50.6 million as of December 31, 2004. The increase of $56.1 million resulted primarily from net proceeds of $68.5 million from a public offering in February 2005, partially offset by cash used in operating activities.

As of March 31, 2005, all of our short-term investments in marketable securities have maturities of less than one year, and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of corporate debt and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

Our primary sources of liquidity to date have been cash from financing activities, collaboration receipts and our merger with Variagenics in January 2003. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In February 2005, we raised $68.5 million in a public offering, net of underwriters’ fees and stock issuance costs of $4.8 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share.

In August 2004, we entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank that provides us with a $6.0 million term loan facility and a $4.0 million revolving credit line and grants Silicon Valley Bank a security interest over certain of our assets, excluding intellectual property. As a condition precedent to the Loan Agreement, we agreed, among other things, to certain covenants and reporting requirements. In December 2004, we completed a planned $2.6 million initial draw-down on the term loan, the proceeds of which were used entirely to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court, Sunnyvale, California. In March 2005, we completed a second draw-down under the term loan, of $1.5 million, with $0.6 million of these proceeds being used to pay off certain capital leases. We have not drawn-down any of the funds available under the revolving credit line, which is currently being used to collateralize a $4.0 million letter of credit issued to the Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California. The proceeds of all other term loan draw-downs and the revolving credit line may be used solely for our working capital or other general business requirements. Our term loan borrowings, except for the second draw-down, shall bear interest at a fixed rate per annum equal to the 36-month Treasury Rate in effect on the funding date plus 3.25%, and, in any event, shall not be less than 6.43% per annum, which is the rate applicable to the initial draw-down. The second draw-down was at a rate equal to the 36-month Treasury Rate in effect on the funding date plus 2.75%, being 6.78%. Our revolving credit line borrowings shall bear interest at Silicon Valley Bank’s prime rate in effect from time to time. As of March 31, 2005, we had received waivers for any breaches of related covenants and reporting requirements.

Dr. Rathmann, the chairman of our board of directors, provided us with a $20.0 million line of credit in August 2001, of which we have drawn down $11.0 million, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007. As of March 31, 2005, the remaining principal and accrued interest to date totaled $8.6 million. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of March 31, 2005, 1,248,175 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

We issued Affymetrix a five-year promissory note for $4.0 million in November 2001, bearing a fixed annual interest rate of 7.5%. Accrued interest will be paid with the final principal payment in November 2006. As of March 31, 2005, the remaining principal and accrued interest to date totaled $5.0 million. The outstanding principal and interest under the note may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock at a price based upon 90% of the average price of our common stock over a 10-day period ending 2 days prior to the conversion. As of March 31, 2005, 832,779 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares issuable to Affymetrix on a registration statement that has been declared effective by the SEC.

Our primary uses of capital resources to date have been to fund operating activities, including research and clinical development expenses, license payments and spending on capital items. We used cash of $12.4 million and $8.8 million for operating activities, and cash of $0.1 million and $0.2 million for the purchase of capital items, in the three months ended March 31, 2005 and 2004, respectively.

In August 2002, we amended our lease on the property at 985 Almanor Ave. to provide for a rent deferral of $4.9 million over the subsequent three years, retroactive to June 1, 2002. We will be required to repay the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of $0.1 million. In October 2003, we amended the lease for a second time, to provide for an additional rent deferral. In order to receive this rent deferral, we pre-paid $2.7 million of base rental payments in October 2003 to cover the nine-month period beginning October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent will be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and $0.2 million of savings. The deferral amount will be repaid on May 30, 2011, the end of the lease term. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of $0.1 million, commencing on June 1, 2011 if the lease term is extended for at least 36 months, and early reinstatement of the original rental rates if we successfully raise $75.0 million in a single public or private equity offering, with the remaining amount of rent deferred under both lease amendments up to that date coming due immediately.

Cash Used in Operating Activities

Net cash used in operating activities was $12.4 million in the three months ended March 31, 2005, as compared to $8.8 million in the corresponding period of 2004. The increase of $3.6 million was primarily due to a larger build-up of clinical trial and drug manufacturing liabilities in the three months ended March 31, 2004, as compared to that in the corresponding period of 2005.

We expect an increase in operating expenses in 2005, as we advance through the Phase 3 clinical trials for alfimeprase and continue to expand our drug development programs. In addition, we are required to pay Amgen a milestone fee of $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase, which occurred on April 15, 2005. Our future milestone payments for drug development under current agreements, including the $5.0 million payable to Amgen, could total $74.5 million if all milestones are achieved, which would significantly affect our future cash flows. We expect to pay only $5.0 million of this amount in 2005, as a milestone payment under the Amgen license agreement. If we are successful in reaching the commercialization stage, we will also be responsible for paying our collaboration and licensing partners certain product royalties, depending on product sales volumes. We do not foresee a significantly negative impact in our liquidity based on potential royalty payment obligations, as the majority of these payments are related to commercial sales, which provide us with offsetting cash inflows.

Cash Used in / Provided by Investing Activities

Net cash used in investing activities was $5.9 million in the three months ended March 31, 2005, as compared to $7.5 million of net cash provided in the corresponding period of 2004. The change of $13.4 million was primarily due to purchases of short-term investments of $16.1 million as a result of cash raised from the public offering completed in the 2005 period, partially offset by an increase in proceeds from the sales or maturities of short-term investments in this period.

We expect capital expenditures to increase during 2005 as compared to 2004, as we prepare our newly-leased facilities at 201 Industrial Road in San Carlos, California to be our primary headquarters.

Cash Provided by Financing Activities

Net cash provided by financing activities was $68.5 million in the three months ended March 31, 2005, as compared to $68.8 million in the corresponding period of 2004. The decrease of $0.3 million was primarily due to a decrease in net proceeds from public offerings and other common stock issuances of $1.5 million, and increased payments on capital leases of $0.4 million, partially offset by the proceeds from a second draw-down on our term loan facility of $1.5 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in the remainder of 2005 and future periods (in thousands):

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
Contractual obligations:
Operating lease obligations	$5,870	$9,021	$9,292	$9,572	$8,822	$17,363	$59,940
Bank loans (a)	1,244	1,695	1,420	126	—	—	4,485
Note payable (b)	—	5,014	—	—	—	—	5,014
Capital lease obligations (a)	110	12	14	—	—	—	136
Related party line of credit (c)	2,063	2,750	3,812	—	—	—	8,625

Total contractual obligations	$9,287	$18,492	$14,538	$9,698	$8,822	$17,363	$78,200

(a)	Includes interest payments at fixed rates of interest.
(b)	Fixed interest of 7.5% per annum is accrued and due with the final loan payment to Affymetrix in November 2006. Includes $1.0 million interest accrued as of March 31, 2005.
(c)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment to Dr. Rathmann in October 2007. Includes $1.5 million interest accrued as of March 31, 2005.

The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific milestones events and not the passage of time. No milestones were achieved as of March 31, 2005 and therefore no contractual obligations were triggered as of that date. We currently expect only one milestone to be achieved in 2005, being a payment to Amgen of $5.0 million in the second quarter, as a result of dosing of the first patient in the first phase 3 clinical trial for alfimeprase, which occurred on April 15, 2005. We estimate that a milestone payment of $10.0 million, that is payable to Archemix upon dosing of the first patient in a Phase 2 trial, could occur in the first half of 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent amounts. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely be different from the estimates made.

We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as Clinical Trial Supplies, a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied, (e.g., for alfimeprase, these include deep-vein thrombosis, stroke and acute myocardial infarction). We recognize clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility to the packaging and distribution facility. On a quarterly basis we evaluate if there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be charged to expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact to our financial condition and results of operations.

Impairment or Disposal of Long-Lived Assets

Periodically, we determine whether any long-lived asset or related asset group has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount of the asset or asset group exceeds its fair value. Intangibles with determinable useful lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and we perform an annual impairment review regardless of any such events or changes. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets, our overall business strategy or market and economic trends. Events may occur that could cause us to conclude that impairment indicators exist and that certain long-lived assets or related asset groups are impaired, which may result in a significant adverse impact to our financial condition and results of operations.

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

The SFAS 142 goodwill impairment model involves a two-step process. During the first step, we compare the fair value of the reporting unit with its carrying value, including goodwill. The estimated fair value of the reporting unit, in this case the Nuvelo business segment, being the only business segment in the company, is computed by multiplying the quoted market price of the company’s common stock on the Nasdaq National Market by the outstanding common stock of the company at that time.

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

We have designated October 31 as the annual impairment testing date for our goodwill, although additional testing may be performed if circumstances warrant a re-evaluation. If it is determined that the carrying value of goodwill has been impaired, the value would be reduced by a charge to operations in the amount of the impairment, which may result in a significant adverse impact to our financial condition and results of operations. There was assessed to be no goodwill impairment based on the testing performed on October 31, 2004.

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. We defer upfront refundable fees and recognize revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where we have no continuing performance obligations, we recognize upfront nonrefundable fees as revenues on the effective date of the related agreement. In situations where continuing performance obligations exist, we defer and amortize upfront nonrefundable fees over the performance period. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the services are performed. The terms of such arrangements may cause our operating results to vary considerably from period to period.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) we have elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Effective from the beginning of our 2006 fiscal year, we will be subject to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is expected to have a material adverse effect on our consolidated financial statements (see Recent Accounting Pronouncements below).

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that companies account for such transactions using a fair value based method, such as the Black-Scholes option pricing model, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal year after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. At present, we have not yet determined which method we will adopt, but regardless of the method, adoption of this statement is expected to have a material adverse effect on our consolidated financial statements.

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

Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards (IRBs), and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements and the FDA, an IRB or we may suspend or terminate clinical trials at any time.

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

Patient enrollment is affected by factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;

•	patient referral practices of physicians; and

•	availability of clinical trial sites.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate product and royalty revenues and could impose significant additional costs on us or on our collaborators. In addition, prior to initiating our current Phase 3 PAO trial for alfimeprase, we have never conducted Phase 3 clinical trials, and we may be unable to successfully conduct multiple Phase 3 clinical trials involving the numbers of clinical sites and the numbers of patients planned for our alfimeprase Phase 3 clinical trials.

We face heavy government regulation, and FDA regulatory approval of our products is uncertain.

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries. To obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that the product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices (cGMP) requirements.

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

Any delay or failure by us, or our collaboration partners, to obtain regulatory approvals for our product candidates:

•	would adversely affect our ability to generate product and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain;

•	would adversely affect the marketing of our products; and

•	could cause the price of our shares to decline.

Even if we do receive regulatory approval for our drug candidates, the FDA or international regulatory authorities may impose limitations on the indicated uses for which our products may be marketed, subsequently withdraw approval or take other actions against us, or our products, that are adverse to our business. The FDA and comparable international regulatory authorities generally approve products for particular indications. An approval for a limited indication reduces the size of the potential market for the product. Product approvals, once granted, may be withdrawn if problems occur after initial marketing.

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

In October 2004, Amgen Inc. exercised its rights under the collaboration agreement entered into in January 2002 to convert the relationship from a collaboration into a licensing arrangement in accordance with terms agreed upon by us and Amgen. In November 2004, we entered into a license agreement with Amgen granting us worldwide rights to develop and commercialize alfimeprase in exchange for payment of previously negotiated development milestones and royalties. We are required to pay Amgen $5.0 million within 30 days of dosing of the first patient in the first Phase 3 clinical trial for alfimeprase, which occurred on April 15, 2005. Additional future milestone payments under the license agreement could total as much as $35.0 million. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or to our designated manufacturer. Amgen is required to continue to supply alfimeprase to us during the transition period. On January 21, 2005, we entered into an Interim Agreement with Avecia Limited (Avecia), our designated manufacturer, for the manufacture of alfimeprase, and we are currently in negotiations with Avecia for a definitive agreement for the manufacture of commercial quantities of alfimeprase. Either party may terminate this agreement at any time. While we currently believe we have enough supplies of alfimeprase for phase 3 trials for the treatment of acute PAO and catheter occlusion, additional supplies may be necessary, and we do not yet have a definitive agreement for the manufacture of additional supplies of alfimeprase. We cannot be certain that we will be able to reach a definitive agreement with Avecia or any other manufacturer, upon commercially reasonable terms for alfimeprase’s manufacture or that Avecia or any other manufacturer will be able to produce alfimeprase in the quantities and with the quality we need for our clinical trials. If we are unable to find a manufacturer, or manufacturers, to produce alfimeprase in the quantities and with the quality we need, at a commercially reasonable price, we may incur significant, additional expenses and our efforts to complete our clinical trials and obtain FDA approval to market alfimeprase could be significantly delayed.

In our collaboration with Archemix for the development and commercialization of ARC183, we share equally all research and development costs and revenues since our initial funding of these costs reached $4.0 million in the third quarter of 2004. We are obligated to make milestone payments of $10.0 million upon the first dosing of a patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for pre-clinical studies. The payment of $10.0 million upon reaching the Phase 2 milestone is payable even if Archemix voluntarily terminates the collaboration, or does not meet its obligations under the agreement and we terminate the collaboration for Archemix’s default. We have the option to lead commercialization in which both parties may participate if we establish certain commercialization capabilities; however, if we do not establish such commercialization capabilities, Archemix, or a third party selected by the parties’ joint steering committee, will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses. If we cannot develop an internal sales force, we will not be able to lead commercialization activities on our own. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

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

Pursuant to our licensing arrangement with Dendreon relating to rNAPc2, we are obligated to make milestone payments ranging from $2.0 million to $6.0 million upon the first dosing of the first patient in a Phase 3 clinical trial, upon submission of a new drug application (NDA), and upon commercialization for the first and second indications. If all milestones are achieved, total milestone payments to Dendreon can reach as much as $23.5 million.

On March 31, 2005, we entered into a new collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206. All operating expenses and profits related to the development and commercialization of NU206 will be shared in a 60 (Nuvelo) / 40

(Kirin) ratio. If the NU206 Agreement is terminated, or Nuvelo or Kirin elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty based structure. Under the original collaboration agreement with Kirin, we will continue to jointly own discoveries resulting from this collaboration and to jointly develop and market the resulting products while sharing costs, efforts and revenues with Kirin.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with Amgen, Archemix, Dendreon or Kirin, we may be delayed or prevented from developing or commercializing alfimeprase, ARC183, rNAPc2 and NU206, or other pre-clinical product candidates, or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

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

We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application (IND) with the FDA, and proceed with clinical trials for any of our drug candidates. Until now, we have relied on Amgen to manufacture our clinical drug product, alfimeprase. We have entered into an Interim Agreement with Avecia and are in the process of transitioning manufacture of alfimeprase from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase. If our efforts are unsuccessful, we may not have adequate supplies of alfimeprase to complete our clinical trials or to commercialize alfimeprase on our anticipated schedule.

We are dependent on third-party contract research organizations to conduct certain research, including good laboratory practices toxicology studies, in order to gather the data necessary to file INDs with the FDA for any of our drug candidates. Our drug candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture these drug candidates at a cost or in quantities necessary to make them commercially viable. In addition, if and when any of our other drug candidates enter the clinical trial phase, we will initially depend on third-party contract manufacturers to produce the volume of cGMP grade material needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices (GLP) toxicology and other studies necessary to file an IND with the FDA, and (2) produce a sufficient volume of cGMP grade material in order to conduct clinical trials of ARC183 and our other drug candidates. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

Moreover, contract manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through a facilities inspection program. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

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

The success of our business is highly dependent on the principal members of our scientific and management staff, including our senior management team. The loss of the services of any such individual might seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as clinical development. Retaining and training personnel with the requisite skills is challenging, and, if general economic conditions improve, is likely to become extremely competitive, particularly in Northern California, where we are located.

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

We have not yet commercialized any of our in-licensed therapeutic product candidates. Moreover, we have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. We, or our collaboration partners, will need to obtain regulatory approval before releasing any drug products. We have spent, and expect to continue to spend, significant amounts of time and money in our internal research programs in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such a determination process constitutes the first step in developing commercial products from our internal research programs. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing of our recombinant proteins under pre-clinical development, yet we may not be able to produce sufficient proteins for pre-clinical studies. A commercially viable product may never be developed from our gene discoveries.

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

Our internal drug development programs are currently in the research stage or in pre-clinical development. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our internal research does advance, we will need to engage in certain additional pre-clinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities and may not be successful in developing or commercializing products.

Under our Original Agreement with Kirin, Kirin has primary responsibility for clinical development in its territory and we have primary responsibility in our territory. Under our collaboration with Archemix, Archemix leads development until the first dosing of a patient in a Phase 2 clinical trial, and thereafter, a joint steering committee will designate one party to lead development until commercialization. With respect to these arrangements, we run the risk that Kirin or Archemix may not pursue clinical development in a timely or effective manner.

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

We, our collaborators and our suppliers, may also not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we do not develop a commercially viable product, then we will suffer significant harm to our business, financial condition and operating results.

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

Even if our product candidates are approved for marketing and are accepted by physicians, patients and the medical community, the size of the market for these products may be insufficient to sustain our business, or may not provide an acceptable return on our investment in the development of these products. For example, our lead product candidate, alfimeprase, is undergoing clinical trials for the treatment of acute PAO. There are currently no thrombolytic agents approved for the treatment of acute PAO, and as a result there is currently limited market data available for us to use in judging the market size for a therapeutic product of this nature. The number of incidents of acute PAO that are treatable with an approved thrombolytic agent may not be sufficient to create a sustainable market for alfimeprase, if approved. As a result, the commercialization of alfimeprase for the treatment of acute PAO, or any of our other product candidates, could fail even if we receive marketing approval from the FDA and acceptance by the medical and patient communities.

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

Our competitors may obtain patents and regulatory approvals for their competing products more rapidly than we, or our collaboration partners, or develop products that are more effective than those developed by us, or our collaboration partners. Any potential products based on genes we identify ultimately will face competition from other companies developing gene-based products as well as from companies developing other forms of treatment for diseases which may be caused by, or related to, the genes we identify. Similarly, our products will face competition from other companies developing similar products as well as from companies developing other forms of treatment for the same conditions.

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

We had net losses of $50.2 million in 2003, $52.5 million in 2004 and $14.7 million in the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $270.7 million.

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

In January 2005, we entered into a lease agreement for 61,826 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our existing facility at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a significant charge to our earnings based on the remaining lease rental expense for this facility, reduced by the estimated income from sublease rental, if any. As of March 31, 2005, the remaining lease rental expense for this facility was $34.7 million. Similarly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if we sublease or otherwise exit this facility, we could also incur a significant charge to our earnings for the impairment of leasehold improvements related to this facility, based on the difference between their carrying value and fair value at the time of the sublease or exit. As of March 31, 2005, this difference was measured to be $3.8 million.

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

Historically, our stock price has been extremely volatile. Between January 1, 2004 and December 31, 2004, the price ranged between a high of $16.50 per share and a low of $6.77 per share, and between January 1, 2005 and March 31, 2005 ranged between a high of $10.33 per share and a low of $6.35 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2005, we had 42,014,464 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and greater than five percent stockholders and unregistered shares held by non-affiliates. As of March 31, 2005, our directors, officers and greater than five percent stockholders held 3,566,900 shares of our common stock, which are transferable pursuant to Rule 144 or in some cases Rule 145, each as promulgated under the Securities Act, or pursuant to effective registration statements. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of March 31, 2005, these registration rights covered approximately 1,516,792 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

In addition, under registration statements on Form S-8 under the Securities Act, as of March 31, 2005 we have registered approximately 5,419,651 shares of our common stock for sale upon the exercise of outstanding options under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan and stock option agreements entered into outside of any of our stock option plans. Included in the 5,419,651 shares, options to exercise 4,546,932 shares of our common stock were outstanding under the specified plans, and shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. Additionally, included in the 5,419,651 shares, we have reserved approximately 872,719 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of March 31, 2005, 3,844,507 shares of the total 6,936,443 shares related to these warrants and options were exercisable. In addition, as of March 31, 2005, we had 3,083,589 shares of our common stock remaining for future option grants under our 2004 Equity Incentive Plan. Under our Employee Stock Purchase Plan, we have approximately 47,242 shares of our common stock reserved for future issuance as of March 31, 2005. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

As of March 31, 2005, 832,779 shares of our common stock were issuable, at our option, to repay a note in the principal amount of $4.0 million held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock by Affymetrix may also result in significant downward pressure on the price of our common stock. In addition, as of March 31, 2005, 1,248,175 shares of common stock were issuable, upon mutual agreement, to convert the promissory note that we have issued under a line of credit with George Rathmann. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by George Rathmann may also result in significant downward pressure on the price of our common stock.

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

Recent accounting pronouncements may impact our future financial position and results of operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that such transactions be accounted for using a fair value-based method, such as Black-Scholes, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal year after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB 25. We will be required to implement SFAS 123(R) effective from the beginning of our 2006 fiscal year, and we expect that its adoption will have a material adverse impact to our consolidated financial statements.

We have adopted an Executive Change in Control and Severance Benefit Plan that could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.

On December 14, 2004, our Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for our executive officers and other eligible employees. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain of our eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted by us previously. All of our executive employees at the level of Vice President or above have been designated as participants in the plan and our Board of Directors may designate other eligible individuals as participants. The plan provides that, upon a change in control of the company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding our change in control. If a participant is terminated without cause or constructively terminated one month before or one year after our change in control, he or she will also be entitled to certain cash severance and continued medical benefits. The change in control and severance benefits for certain of our employees provided for under this plan could make it more difficult and expensive, or less desirable, for a third party to acquire us, even if doing so would benefit our stockholders.

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

We risk financial exposure to product liability claims in the event that the use of products developed by us, or our collaboration partners, if any, result in personal injury.

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

Our research and development and production activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, patient tissue and blood samples. We, our collaborators and service providers, are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we, or our collaborators or service providers, fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations. In addition, our collaborators and service providers may be working with these types of hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We place our investments with high quality issuers and, by policy, limit the amount of credit exposure with any one issuer. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss, and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

•	We have exposure to changes in interest rates on our cash equivalents, which are held primarily in money market funds and debt securities with original maturities of 90 days or less, and that earn interest at variable rates.

•	Changes in interest rates do not affect interest income on our short-term investments as they are maintained in corporate debt and asset-backed securities with fixed rates and original maturities of less than 24 months.

•	Changes in interest rates do not affect interest income on our restricted cash as it is maintained in commercial paper with fixed rates and original maturities of less than 90 days.

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

There were no significant changes in our market risk exposures through the first quarter of 2005 since our Form 10-K filing on March 16, 2005.

Foreign Exchange Risk

We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk. However, at each quarter end we may have liabilities for costs incurred by overseas providers that are denominated in foreign currencies. An increase or decrease in the related exchange rates prior to payment may affect our operating results accordingly. Due to the size of these liabilities and the relatively short time before they are paid, we currently do not use derivative financial instruments to mitigate this exposure, although we will continue to review this issue in the future.

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest.(2)

2.3	Stock Purchase Agreement, dated December 3, 2004, entered into by and between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc.(3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(2)

3.2*	Amended and Restated By-Laws of the Registrant.

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.(4)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split.(8)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000.(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation.(7)

4.7	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., entered into January 8, 2002.(9)

4.8	Form of Warrant, dated as of April 5, 2002.(10)

4.9	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.10	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.11	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation.(2)

4.12	Certificate of Designations of Series A Junior Participating Preferred Stock.(2)

4.13	Reference is made to Exhibits 3.1 through 3.4.

10.50	Lease Agreement, dated January 11, 2005, between Nuvelo, Inc. and BMR-201 Industrial Road LLC. (11)

10.51§	Interim Agreement, dated January 21, 2005, between Nuvelo, Inc. and Avecia Limited. (11)

10.52	Letter Agreement, dated March 30, 2005, between Silicon Valley Bank and Nuvelo, Inc. (12)

10.53*§	Collaboration Agreement, dated March 31, 2005, between Kirin Brewery Company and Nuvelo, Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed September 25, 2000, File No. 333-70134.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on April 5, 2005, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

	By:	/s/ Lee Bendekgey
Lee Bendekgey Senior Vice President and Chief Financial Officer
Dated: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest.(2)

2.3	Stock Purchase Agreement, dated December 3, 2004, entered into by and between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc.(3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(2)

3.2*	Amended and Restated By-Laws of the Registrant.

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.(4)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split.(8)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000.(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation.(7)

4.7	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., entered into January 8, 2002.(9)

4.8	Form of Warrant, dated as of April 5, 2002.(10)

4.9	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.10	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.11	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation.(2)

4.12	Certificate of Designations of Series A Junior Participating Preferred Stock.(2)

4.13	Reference is made to Exhibits 3.1 through 3.4.

10.50	Lease Agreement, dated January 11, 2005, between Nuvelo, Inc. and BMR-201 Industrial Road LLC. (11)

10.51§	Interim Agreement, dated January 21, 2005, between Nuvelo, Inc. and Avecia Limited. (11)

10.52	Letter Agreement, dated March 30, 2005, between Silicon Valley Bank and Nuvelo, Inc. (12)

10.53*§	Collaboration Agreement, dated March 31, 2005, between Kirin Brewery Company and Nuvelo, Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment requested.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed September 25, 2000, File No. 333-70134.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on April 5, 2005, File No. 000-22873.