Form 10-Q
period 2005-06-30
NUVELO INC
filed 2005-08-08
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 31, 2005: 42,126,540

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$47,930	$16,811
Short-term investments	43,968	33,814
Accounts receivable	66	271
Clinical trial supplies	11,228	12,637
Other current assets	2,678	2,462

Total Current Assets	105,870	65,995

Equipment, leasehold improvements and capitalized software, at cost	29,216	25,866
Accumulated depreciation and amortization	(19,014)	(19,818)

Equipment, leasehold improvements and capitalized software, net	10,202	6,048

Restricted cash	191	191
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,784	2,359

Total Assets	$123,718	$79,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,236	$3,107
Accrued employee liabilities	1,044	1,337
Accrued clinical trial and drug manufacturing costs	1,524	931
Deferred revenue	1,938	—
Deferred rent	16,381	10,138
Accrued interest	2,725	2,341
Current portion of bank loans	1,540	693
Current portion of capital lease obligations	54	966
Current portion of related party line of credit	2,750	2,750
Other current liabilities	204	350

Total Current Liabilities	30,396	22,613

Non-current portion of bank loans	2,262	1,907
Non-current portion of notes payable	4,000	4,000
Non-current portion of capital lease obligations	16	113
Non-current portion of related party line of credit	3,667	5,042
Other non-current liabilities	336	—

Total Liabilities	40,677	33,675

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 42,049,297 and 32,228,732 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	42	32
Additional paid-in capital	370,827	301,811
Accumulated other comprehensive loss	(111)	(206)
Accumulated deficit	(287,717)	(256,048)

Total stockholders’ equity	83,041	45,589

Total liabilities and stockholders’ equity	$123,718	$79,264

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Contract revenue	$197	$20	$239	$98

Operating expenses:
Research and development	14,486	8,701	25,543	24,074
General and administrative	3,151	1,952	6,964	3,640
Loss (gain) on sale or disposal of assets	(1)	(4)	23	(24)

Total operating expenses	17,636	10,649	32,530	27,690

Operating loss	(17,439)	(10,629)	(32,291)	(27,592)
Interest expense — related party	(115)	(117)	(234)	(243)
Interest expense — other	(125)	(187)	(271)	(531)
Interest income	470	990	978	1,467
Other income (expense), net	202	(700)	149	(911)

Loss from continuing operations	(17,007)	(10,643)	(31,669)	(27,810)
Loss from discontinued operations	—	(317)	—	(828)

Net loss	$(17,007)	$(10,960)	$(31,669)	$(28,638)

Basic and diluted net loss per share:
Continuing operations	$(0.40)	$(0.33)	$(0.79)	$(0.94)
Discontinued operations	—	(0.01)	—	(0.03)

Total basic and diluted net loss per share	$(0.40)	$(0.34)	$(0.79)	$(0.97)

Weighted average shares used in computing basic and diluted net loss per share	42,027	31,870	40,005	29,630

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(25,955)	$(21,299)

Cash flows from investing activities:
Sales or maturities of short-term investments	27,972	19,127
Purchases of short-term investments	(38,031)	(59,099)
Purchases of property and equipment	(393)	(407)
Proceeds from sale of assets	—	26

NET CASH USED IN INVESTING ACTIVITIES	(10,452)	(40,353)

Cash flows from financing activities:
Proceeds from bank loans	1,500	—
Payments on bank loans	(298)	—
Payments on capital lease obligations	(1,009)	(1,056)
Payments on related party line of credit	(1,375)	(1,375)
Proceeds from issuance of common stock from public offerings, net	68,448	69,455
Proceeds from issuance of common stock upon the exercise of options, warrants and under the employee stock purchase plan	260	754

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,526	67,778

Net increase in cash and cash equivalents	31,119	6,126
Cash and cash equivalents at beginning of period	16,811	13,141

Cash and cash equivalents at end of period	$47,930	$19,267

Supplemental disclosures of cash flow information:
Interest paid	$132	$242
Income taxes paid	$4	$6

Supplemental schedule of non-cash investing activities:
Acquisition of leasehold improvements under tenant improvement allowance	$4,787	$—
Capitalization of estimated future building restoration costs	$336	$—

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc., Hyseq Diagnostics, Inc. and Callida Genomics, Inc. (Callida), through its disposal on December 3, 2004. The results of operations of Callida have been reclassified to discontinued operations for all periods presented. All significant inter-company transactions and accounts have been eliminated on consolidation.

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

Significant Accounting Policies

During interim periods, the Company has followed the accounting policies described in its Form 10-K for the fiscal year ended December 31, 2004. An additional policy regarding foreign currency transactions and contracts was approved during the second quarter of 2005 and will be implemented in the third quarter of 2005, a summary of which is as detailed hereunder.

Foreign Currency Transactions and Contracts

The Company has authorized the use of foreign exchange forward contracts, and similar instruments, to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in foreign currency. These contracts may be designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) at hedge inception, and will be evaluated for effectiveness at least quarterly. The Company will only hedge exposures that can be confidently identified and quantified, and will not enter into speculative foreign currency transactions. All contracts will have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, will be recognized as either assets or liabilities in the balance sheet and measured at fair value. The hedges are designed to match the critical terms of the foreign currency-denominated purchases at inception, and effectiveness will be calculated by comparing the change in fair value of the hedge contract (on a spot-to-spot basis) to the change in fair value of the underlying hedged item (also on a spot-to-spot basis). The effective component of the hedge gains and losses will be recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet, and recognized in the income statement when the transaction being hedged occurs. Any hedge ineffectiveness will be recognized immediately as a general and administrative expense. As of June 30, 2005, the Company had not entered into any foreign exchange forward contracts.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Financial Accounting Standards Nos. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that companies account for such transactions using a fair value based method, such as the Black-Scholes option pricing model, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal year after June 15, 2005. The Company currently accounts for stock-based compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. At present, the Company has not yet determined which method to adopt, but regardless of the method, adoption of this statement is expected to have a material adverse effect on the Company’s consolidated results of operations.

2. Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) the Company has elected to account for stock-based compensation to employees under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company’s pro forma information for employee stock options is as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(17,007)	$(10,960)	$(31,669)	$(28,638)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	178	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,951)	(1,750)	(5,863)	(2,701)

Pro forma net loss	$(19,958)	$(12,710)	$(37,354)	$(31,339)

Basic and diluted net loss per share, as reported	$(0.40)	$(0.34)	$(0.79)	$(0.97)
Pro forma basic and diluted net loss per share	$(0.47)	$(0.40)	$(0.93)	$(1.06)

3. Comprehensive Loss

The components of comprehensive loss in each period presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(17,007)	$(10,960)	$(31,669)	$(28,638)
Unrealized gain (loss) on available-for-sale securities, net of related tax effects	66	(302)	95	(292)

Comprehensive loss	$(16,941)	$(11,262)	$(31,574)	$(28,930)

4. Financing Arrangements

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, which the Company was full in compliance with as of June 30, 2005. Proceeds may be used solely for working capital or other general business needs.

In December 2004, the Company completed a $2.6 million initial draw-down from the term loan facility, the proceeds of which were used entirely to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court in Sunnyvale, California. In March 2005, the Company completed a $1.5 million second draw-down from the term loan facility, with $0.6 million of these proceeds being used to pay off certain capital leases. On June 30, 2005, the remaining $1.9 million of the term loan facility expired unused. The $2.6 million draw-down is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005. The $1.5 million draw-down is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005.

As of June 30, 2005, the Company has not drawn-down any of the funds available under the revolving credit line, which is being used to collateralize a $4.0 million letter of credit issued to the Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California (see Note 10). Any borrowings under this line shall bear interest at SVB’s prime rate.

5. Facilities Lease Agreement

In January 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual increases of $0.07 per square foot per month. The lease will commence on or around September 1, 2005 and contains an option to cancel the lease after five years, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), and rights of first refusal over all vacant space in the building during the first two years of the lease. The lease contains a tenant improvement allowance of $8.7 million, or $140 per square foot.

As a result of the entry into this lease, a review for impairment of leasehold improvements at 985 Almanor Avenue in Sunnyvale, California took place in January 2005. As identifiable cash flows related to these assets are not independent of those of the Company as a whole, these assets were grouped with all the assets and liabilities of the Company for the purposes of the impairment review, and as a result, no impairment of these assets was identified, as the fair value of the net assets of the Company exceeds its carrying value. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the Company subleases or otherwise exits this facility, an impairment charge will be recorded based on the difference between the carrying value and fair value of the leasehold improvements at the time of the sublease or exit. As of June 30, 2005, this difference was estimated to be $4.0 million.

The Company has estimated that it will incur future restoration costs for the premises at 985 Almanor Avenue with a current fair value of $0.3 million. Under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, this amount has been recorded as an increase to both the leasehold improvements fixed asset account and the other non-current liabilities account in the balance sheet. Depreciation and interest accretion expense charged during the quarter was negligible.

6. Common Stock Offering

In February 2005, the Company raised $68.4 million in a public offering, net of underwriters’ fees and stock issuance costs of $4.9 million, from the sale of 9,775,000 shares of common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital expenditures, working capital needs, current and future clinical trials of alfimeprase, rNAPc2 and ARC183, as well as other research and drug development activities.

7. Collaborative and Manufacturing Agreements

On March 31, 2005, the Company entered into a new collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206 (NU206 Agreement). The existing collaboration agreement with Kirin (Original Agreement), which was amended in the third quarter of 2004 to extend the term to December 31, 2005 and expand the scope to include additional secreted protein genes from the Company’s full-length gene portfolio, continues to govern all product candidates other than NU206. The Company will continue to jointly own discoveries resulting from the Original Agreement and jointly develop and market the resulting products, while sharing costs, efforts and revenues with Kirin. As a result of the NU206 Agreement, the Company will lead worldwide development, manufacturing and commercialization of the compound, and received a $2.0 million upfront cash payment from Kirin in April 2005. This amount will be recognized as revenue ratably over the estimated performance period under the contract, starting from the second quarter of 2005. All operating expenses and profits related to the development and commercialization of NU206 will be shared in a 60 (Nuvelo) / 40 (Kirin) ratio. If the NU206 Agreement is terminated, or if Kirin or Nuvelo elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure.

On June 30, 2005, the Company entered into a Development and Validation Agreement with Avecia Limited, a United Kingdom-based company, for development and validation of the scaled-up manufacturing process of alfimeprase. This agreement supersedes the Interim Agreement that was entered into with Avecia on January 21, 2005. Under this new agreement, Avecia will conduct process development work and a process validation campaign for the manufacture of alfimeprase. This validation campaign is intended to validate the alfimeprase manufacturing process under the U.S. Food and Drug Administration’s Good Manufacturing Practice (GMP) Regulation. The Company is obligated to pay Avecia fees totaling £10.0 million for completion of this manufacturing work, payable in stages and upon completion by Avecia of pre-negotiated milestones (see Note 10). Milestone payments and fees previously agreed to under the Interim Agreement, of which £0.5 million have already been paid, continue under this new Development and Validation Agreement, and are incorporated into the total fee. The milestone fees paid to date have been recorded as research and development expenses, and future milestone expenses will be recorded as they are incurred, as either research and development expenses, or clinical trial supplies in the balance sheet, depending on the nature of the expense. The Company is also paying certain related fees and expenses, including the cost of supplies, materials, specified subcontracted work and equipment. The agreement does not cover the commercial manufacture of alfimeprase, but the Company and Avecia have agreed to negotiate in good faith towards the completion of a commercial supply agreement once Avecia has commenced the validation campaign. The Development and Validation Agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Avecia if the Company breaches the agreement, and by the Company for any reason, subject in some cases to cancellation fees and penalties.

8. Transactions with Related Parties

Dr. Rathmann, the Company’s Chairman, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007. The remaining principal and accrued interest to date totaled $8.1 million as of June 30, 2005, and the interest rate on the note was 7.25%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average stock price over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of June 30, 2005, 1,095,319 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Additionally, as of June 30, 2005, Dr. Rathmann continued to provide a personal guarantee of $1.5 million to the Irvine Company, related to the 985 Almanor Avenue facility lease (see Note 10).

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

10. Subsequent Events

In July 2005, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3, and such registration statement was declared effective in August 2005. Under this shelf registration, the Company may, from time to time, sell up to $100.0 million of debt securities, preferred stock and/or common stock. The Company plans to use the net proceeds from any securities issued under this registration statement for general corporate purposes, including the advancement of drug candidates in clinical trials, capital spending and working capital.

In August 2005, the Company entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Limited. Under the agreements, the Company may sell up to $75.0 million in shares of common stock to Kingsbridge Capital within a three-year period. The Company has agreed, prior to selling any of these shares to Kingsbridge Capital, to register the shares for resale by Kingsbridge, independent of the above shelf registration. The Company plans to use the net proceeds from any shares sold to Kingsbridge for general corporate purposes, including the advancement of drug candidates in clinical trials, capital spending and working capital. In connection with the execution of the stock purchase agreement, the Company issued a warrant to Kingsbridge Capital, exercisable for 350,000 shares of common stock at an exercise price of $12.07 per share, which is 130% of the of the average closing price of the Company’s common stock during the five trading days preceding the issuance of the warrant.

In July 2005, the Loan Agreement with SVB (see Note 4) was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006. The Company has yet to draw-down any of the funds available under this revolving credit line. The original $4.0 million facility continues to be used to collateralize a $4.0 million letter of credit issued to the Irvine Company related to the lease for the facility at 985 Almanor Avenue. Of the $4.0 million increase to the credit facility, $2.0 million will be used to collateralize an addition of $2.0 million to the Irvine Company letter of credit made in July 2005, in order to replace Dr. Rathmann’s guarantee (see Note 8). A further $1.7 million will be used as collateral for approximately $16.7 million worth of foreign exchange hedge contracts that were entered into with SVB in July 2005 (see below). The remainder will be used for working capital or other general business needs.

In July 2005, as a result of the entry into the Development and Validation Agreement with Avecia Limited (see Note 7), the Company entered into foreign currency forward hedging contracts to buy a total of £9.5 million for $16.7 million, in order to reduce the Company’s exposure to fluctuations in the British pound prior to payment. The contracts all have maturities of one year or less, and will be designated as cash flow hedges under SFAS 133.

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

Overview

We are engaged in the discovery, development and commercialization of life improving therapeutics for the treatment of human disease. Our clinical pipeline includes three acute cardiovascular focused product candidates, alfimeprase, rNAPc2 and ARC183. In April 2005, we began patient enrollment in the first of two Phase 3 trials of our lead product candidate, alfimeprase, for the treatment of acute peripheral arterial occlusion (PAO), or “leg attack.” The second Phase 3 trial is expected to begin in the second half of 2005. A Phase 3 program evaluating alfimeprase in a second target indication, catheter occlusion, is also expected to begin in the second half of 2005. In May 2005, we completed a Phase 2a trial with novel anticoagulant, rNAPc2, evaluating its potential use in treating patients with acute coronary syndromes (ACS). Based on the encouraging safety results from this trial, an additional Phase 2 trial with rNAPc2 is expected to begin in the second half of 2005. In addition, ARC183 is currently in a Phase 1 program evaluating its potential use in patients undergoing acute cardiovascular procedures.

In addition to our clinical candidates, we have a research engine focused on secreted proteins and antibody discovery. In late 2004, NU206, a potent gastrointestinal growth factor, became the first compound to enter IND-enabling studies from these internal research efforts, and in March 2005, we entered into a new collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin), for the development and commercialization of NU206. In addition, we plan to leverage our proprietary gene collection and expertise in secreted proteins and antibody discovery to expand our pipeline and create partnering and licensing opportunities.

Alfimeprase

Alfimeprase is a thrombolytic agent, or blood clot dissolver, with a novel mechanism of action, that was identified through a research program at Amgen Inc. We have two Phase 3 programs for alfimeprase, one in patients with acute PAO and one in patients with occluded central venous catheters. The alfimeprase Phase 3 acute PAO program, known as NAPA (Novel Arterial Perfusion with Alfimeprase), consists of two overlapping trials that will include a total of up to 700 patients between the two trials. The first trial in this program, NAPA-2, which commenced in April 2005, is a randomized, double-blind study comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients. The trial will be conducted in over 100 centers worldwide. The study’s primary endpoint is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated, including safety endpoints such as the incidence of bleeding, as well as pharmacoeconomic endpoints such as length of hospital and intensive care unit (ICU) stay. The second Phase 3 trial, NAPA-3, is expected to begin in the second half of 2005.

The alfimeprase Phase 3 catheter occlusion program, known as SONOMA (Speedy Opening of Non-Functional and Occluded Catheters with Mini-Dose Alfimeprase), includes two overlapping multi-national trials. The first trial is an efficacy study called SONOMA-2, and is expected to begin in the second half of 2005. This study is a randomized, double-blind trial, comparing 3 mg of alfimeprase with placebo in 300 patients with occluded centralvenous catheters. Two-thirds of the patients will receive alfimeprase and the remainder will receive placebo. The study’s primary endpoint is restoration of function to occluded central venous catheters at 15 minutes. The second study, known as SONOMA-3, will be an open-label, single-arm trial evaluating alfimeprase in 800 patients. This study’s primary endpoint is safety, although we will be evaluating efficacy in these patients as well.

In January 2002 we entered into a 50/50 cost/profit sharing arrangement with Amgen for the development and commercialization of alfimeprase. In October 2004, Amgen exercised its rights pursuant to the terms of this collaboration agreement to terminate its collaboration with us and enter instead into an exclusive license agreement, whereby we are granted the worldwide rights to develop and commercialize alfimeprase in exchange for the payment to Amgen of previously negotiated milestone payments and royalties. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase on April 15, 2005, we paid a $5.0 million milestone fee to Amgen in May 2005. Additional future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if and when any of these additional milestones will be achieved.

On June 30, 2005, we entered into a Development and Validation Agreement with Avecia Limited for development and validation of the scaled-up manufacturing process of alfimeprase. The Development and Validation Agreement supersedes the Interim Agreement that we entered into with Avecia on January 21, 2005. Under this new agreement, Avecia will conduct process development work and a process validation campaign for the manufacture of alfimeprase. This validation campaign is intended to validate the alfimeprase manufacturing process under the U.S. Food and Drug Administration’s Good Manufacturing Practice (GMP) Regulation. We are obligated to pay Avecia fees totaling £10.0 million for completion of this manufacturing work, payable in stages and upon completion by Avecia of pre-negotiated milestones. Under the terms of our license agreement with Amgen, Amgen is transferring the technology necessary for the manufacture of alfimeprase to Avecia, and is required to continue to supply alfimeprase to us during the transition period.

rNAPc2

rNAPc2 is a recombinant version of a naturally occurring protein that has anticoagulant properties. In May 2005, we completed a Phase 2a double-blind, placebo-controlled clinical trial showing that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to 10 micrograms/kg in patients being treated for ACS, including unstable angina (UA), and non-ST segment elevation myocardial infarction (NSTEMI). Based on these encouraging safety results, an additional Phase 2 trial with rNAPc2, a heparin-replacement study, is scheduled to begin in the second half of 2005. We have licensed worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon, as a result of a licensing agreement entered into with Dendreon Corporation in February 2004. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), and have expensed $5.6 million for this and related development costs in 2004 and $1.0 million for related development costs in the first six months of 2005. We are required to pay Dendreon milestone payments, ranging from $2.0 million to $6.0 million, for both of rNAPc2’s first and second indications upon dosing of the first patient in a Phase 3 clinical trial, upon submission of a New Drug Application (NDA), and upon first commercial sale. If all development and commercialization milestones are achieved, additional future milestone payments to Dendreon can reach as much as $23.5 million, although we currently cannot predict if and when any of these milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying future royalties to Dendreon depending on sales volumes of rNAPc2.

ARC 183

We continue to pursue the development of ARC183, a direct thrombin inhibitor, under a collaboration agreement entered into with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In August 2004, we jointly initiated a Phase 1 clinical program for ARC183 for potential use in acute cardiovascular procedures. This program continues to enroll patients and we expect to announce top-line results upon completion of the program. These studies are evaluating the safety, tolerability, anticoagulation activity and titratability of ARC183. Under the terms of the agreement, we paid Archemix an upfront fee of $3.0 million in cash, and equally share all costs associated with its development and commercialization since our initial funding of these costs reached $4.0 million in the third quarter of 2004. We expensed $7.7 million for the upfront fee and related development costs in 2004 and $1.4 million for related development costs in the first six months of 2005. Archemix is initially responsible for leading development and for all clinical development activities through the dosing of the first patient in a Phase 2 study. Thereafter, we and Archemix will agree on leadership of clinical development and commercialization activities. We are required to pay Archemix total development milestone payments of up to $11.0 million, including $10.0 million upon the first dosing of a patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Nuvelo and Archemix for IND-enabling studies. We currently cannot predict if and when any of these milestones will be achieved. If ARC183 is commercialized, both companies are responsible for paying any related royalties to each other depending on product sales volume.

NU206

On March 31, 2005, we entered into a new collaboration agreement with Kirin for the development and commercialization of NU206 (NU206 Agreement). In late 2004, NU206 became the first compound to enter IND-enabling studies from our existing collaboration with Kirin. Research to date indicates that NU206 acts as a specific and potent stimulator of gastrointestinal epithelial cells. Therefore, we plan to initially pursue NU206 as a supportive cancer therapy for radiation and chemotherapy-induced mucositis in the gastrointestinal tract. In addition, NU206 appears to have potential clinical utility in inflammatory bowel disease and short-bowel syndrome. Our existing collaboration agreement with Kirin (Original Agreement), which was amended in the third quarter of 2004 to extend the term to December 31, 2005 and expand the scope to include additional secreted protein genes from our full-length gene portfolio, continues to govern all product candidates other than NU206. Under the Original Agreement, we have completed the initial analysis of 50 secreted protein genes in mouse models and will be testing additional candidate genes in 2005. We will continue to jointly own discoveries resulting from the Original Agreement and jointly develop and market the resulting products, while sharing costs, efforts and revenues with Kirin. Under the NU206 Agreement, we received a $2.0 million upfront cash payment from Kirin in April 2005, and will lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 will be shared in a 60 (Nuvelo) / 40 (Kirin) ratio. If the NU206 Agreement is terminated, or Nuvelo or Kirin elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Financing and Facilities

In February 2005, we raised $68.4 million in a public offering, net of underwriters’ fees and stock issuance costs of $4.9 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. We intend to use the net proceeds from this offering for general corporate purposes, including current and future clinical trials of alfimeprase, rNAPc2 and ARC183, as well as other research and drug development activities, capital spending and working capital. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions.

In July 2005, we filed a shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3, and such registration statement was declared effective in August 2005. Under this shelf registration, we may, from time to time, periodically sell up to $100.0 million of debt securities, preferred stock and/or common stock. We plan to use the net proceeds from any securities issued under this registration statement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital.

In August 2005, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Limited. Under the agreements, we may sell up to $75.0 million in shares of common stock to Kingsbridge Capital Limited within a three-year period, subject to certain limitations. We have agreed, prior to selling any of these shares to Kingsbridge Capital, to register the shares for resale by Kingsbridge, independent of the above shelf registration. We plan to use the net proceeds from any securities issued under this agreement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital. In connection with the execution of the stock purchase agreement, the Company issued a warrant to Kingsbridge Capital, exercisable for 350,000 shares of common stock at an exercise price of $12.07 per share, which is 130% of the of the average closing price of the Company’s common stock during the five trading days preceding the issuance of the warrant.

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

Results of Operations

Nuvelo’s core business is to discover, develop and commercialize therapeutic drugs for the treatment of human diseases. The following results of operations include those of both Nuvelo Inc. and Callida Genomics, Inc. (Callida), through the disposal of this subsidiary on December 3, 2004. The results of Callida have been reclassified to discontinued operations for all periods presented.

Contract Revenue

Contract revenue was $197,000 and $239,000 in the three and six months ended June 30, 2005, respectively, as compared to $20,000 and $98,000 in the corresponding periods of 2004. The increase in each respective period was primarily due to the ratable recognition of $62,000 in revenue from the one-time upfront fee of $2.0 million related to the NU206 collaboration agreement with Kirin, and increased sublicense and royalty income from our MTHFR patent license.

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

R&D expenses were $14.5 million in the three months ended June 30, 2005, as compared to $8.7 million in the corresponding period of 2004. The increase of $5.8 million was primarily due to the $5.0 million milestone payment to Amgen related to the commencement of the alfimeprase Phase 3 acute PAO clinical trial in April 2005.

R&D expenses were $25.5 million in the six months ended June 30, 2005, as compared to $24.1 million in the corresponding period of 2004. The increase of $1.4 million was primarily due to a $3.8 million increase in R&D personnel and outside service costs resulting from increased clinical trial activities, partially offset by a $2.0 million decrease in license fees as a result of the difference between the $5.0 million milestone payment to Amgen in 2005 and the one-time $7.0 million license fees paid to Archemix and Dendreon in 2004.

R&D expenses included in the statement of operations for the three and six months ended June 30, 2005, and since inception, for our significant programs are as follows (including license and collaboration fees):

Program	Three months ended June 30, 2005	Six months ended June 30, 2005	Since Inception
	(in millions)
alfimeprase	$9.1	$14.5	$41.3
rNAPc2	$0.4	$1.0	$6.6
ARC183	$0.7	$1.4	$9.1
NU206	$0.3	$0.3	$0.3

We expect to expense up to $11.2 million of drug manufacturing costs (classified as ‘Clinical trial supplies’ in the balance sheet) within the next twelve months as we utilize existing alfimeprase drug material in our Phase 3 clinical trials, or otherwise. We currently do not expect to incur any other milestone expenses for alfimeprase or our rNAPc2 and ARC183 drug candidates in the remainder of 2005, except for those under the Avecia Development and Validation Agreement. We expect other R&D expenses to increase during 2005 as we continue to dedicate our resources to Phase 3 clinical trials for alfimeprase, as well as work to enhance our pipeline by seeking attractive therapeutic candidates that complement our ongoing development programs, while prosecuting and enforcing our intellectual property rights.

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

G&A expenses were $3.2 million in the three months ended June 30, 2005, as compared to $2.0 million in the corresponding period of 2004. The increase of $1.2 million was primarily due to a $0.7 million increase in G&A personnel costs, and an increase of $0.3 million in consulting, professional fees and other outside service costs.

G&A expenses were $7.0 million in the six months ended June 30, 2005, as compared to $3.6 million in the corresponding period of 2004. The increase of $3.4 million was primarily due to a $1.4 million increase in G&A personnel costs, a $0.7 million increase in consulting and professional fees, largely related to the Sarbanes-Oxley Act of 2002, and an increase of $0.6 million in non-cash stock compensation expense and outside service costs.

We expect G&A expenses to increase during 2005 as compared to 2004 in order to support growth in our general operating activities.

Interest and Other Income (Expense)

We had net interest and other income of $0.4 million and $0.6 million in the three and six months ended June 30, 2005, respectively, as compared to $14,000 and $0.2 million net interest and other expense in the corresponding periods of 2004. The changes resulted primarily from higher cash and investment balances in 2005.

Loss from Continuing Operations

Since our inception we have incurred significant net losses, and as of June 30, 2005 our accumulated deficit was $287.7 million. During the three and six months ended June 30, 2005 we incurred net losses from continuing operations of $17.0 million and $31.7 million, respectively, as compared to $10.6 million and $27.8 million, respectively, in the corresponding periods of 2004. The increase in the loss from continuing operations in the first half of 2005 was primarily due to increased R&D personnel costs and expenses associated with the initiation and continued enrollment of the alfimeprase Phase 3 programs, and increased G&A personnel costs, consulting, professional fees and other outside service costs.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue development of our clinical stage drug candidates, alfimeprase, rNAPc2 and ARC183, and our preclinical stage drug candidate, NU206. In addition, we expect to incur significant costs as we further expand research and development of our potential biopharmaceutical product candidates, potentially in-license other drug candidates, and continue to prosecute and enforce our intellectual property rights.

Loss from Discontinued Operations

On December 3, 2004, we sold our subsidiary, Callida Genomics, Inc. (Callida). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of Callida have been reclassified to discontinued operations for all periods presented. During the three and six months ended June 30, 2004, we incurred a net loss from discontinued operations of $0.3 million and $0.8 million, respectively, related to Callida.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$47,930	$16,811
Short-term investments	43,968	33,814

Cash, cash equivalents and short-term investments	$91,898	$50,625

Cash flows from operating, investing and financing activities in the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities	$(25,955)	$(21,299)
Cash flows from investing activities	(10,452)	(40,353)
Cash flows from financing activities	67,526	67,778

Net increase in cash and cash equivalents	$31,119	$6,126

Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2005, we had total cash, cash equivalents and short-term investments of $91.9 million, as compared to $50.6 million as of December 31, 2004. The increase of $41.3 million resulted primarily from net proceeds of $68.4 million from a public offering in February 2005, partially offset by the $5.0 million milestone payment to Amgen and cash used in operating activities during this period.

As of June 30, 2005, all of our short-term investments in marketable securities have maturities of less than one year, and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of corporate debt and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

Our primary sources of liquidity to date have been cash from financing activities, collaboration receipts and our merger with Variagenics in January 2003. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In February 2005, we raised $68.4 million in a public offering, net of underwriters’ fees and stock issuance costs of $4.9 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share.

In August 2004, we entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of our assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, which we were in full in compliance with as of June 30, 2005. Proceeds may be used solely for working capital or other general business needs. In December 2004, we completed a $2.6 million initial draw-down from the term loan facility, the proceeds of which were used entirely to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court in Sunnyvale, California. In March 2005, we completed a $1.5 million second draw-down from the term loan facility, with $0.6 million of these proceeds being used to pay off certain capital leases. On June 30, 2005, the remaining $1.9 million of the term loan facility expired unused. The $2.6 million draw-down is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005; the $1.5 million draw-down is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005.

In July 2005, the Loan Agreement with SVB was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006. We have yet to draw-down any of the funds available under this revolving credit line. The original $4.0 million facility continues to be used to collateralize a $4.0 million letter of credit issued to the Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California. Of the $4.0 million increase to the credit line facility, $2.0 million is being used to collateralize an addition of $2.0 million to the Irvine Company letter of credit made in July 2005, in order to replace a guarantee by Dr. Rathmann. A further $1.7 million is being used as collateral for $16.7 million of foreign exchange hedge contracts that were entered into with SVB in July 2005, in relation to the Development and Validation Agreement with Avecia Limited. The remainder will be used for working capital or other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate.

Dr. Rathmann, the chairman of our board of directors, provided us with a $20.0 million line of credit in August 2001, of which we have drawn down $11.0 million, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007. As of June 30, 2005, the remaining principal and accrued interest to date totaled $8.1 million. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of June 30, 2005, 1,095,319 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

We issued Affymetrix a five-year promissory note for $4.0 million in November 2001, bearing a fixed annual interest rate of 7.5%. Accrued interest will be paid with the final principal payment in November 2006. As of June 30, 2005, the remaining principal and accrued interest to date totaled $5.1 million. The outstanding principal and interest under the note may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock at a price based upon 90% of the average price of our common stock over a 10-day period ending 2 days prior to the conversion. As of June 30, 2005, 735,800 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares issuable to Affymetrix on a registration statement that has been declared effective by the SEC.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development expenses and license payments, and spending on capital items. We used cash of $26.0 million and $21.3 million for operating activities, and cash of $0.4 million and $0.4 million for the purchase of capital items, in the six months ended June 30, 2005 and 2004, respectively.

In August 2002, we amended our lease on the property at 985 Almanor Ave. to provide for a rent deferral of $4.9 million over the subsequent three years, retroactive to June 1, 2002. We are required to repay the deferred rent liability, plus interest, over a four-year period starting from June 1, 2005, in equal monthly installments of $0.1 million. In October 2003, we amended the lease for a second time, to provide for an additional rent deferral. In order to receive this rent deferral, we pre-paid $2.7 million of base rental payments in October 2003 to cover the nine-month period beginning October 1, 2003 and ending June 30, 2004. The amendment provides that no base rent would be due for the period July 1, 2004 through March 30, 2005, resulting in a $2.9 million deferral and $0.2 million of savings. The deferral amount will be repaid on May 30, 2011, the end of the lease term. Other terms of the agreement include the ability to repay the $2.9 million deferred rent in 36 monthly installments of $0.1 million, commencing on June 1, 2011 if the lease term is extended for at least 36 months, and early reinstatement of the original rental rates if we successfully raise $75.0 million in a single public or private equity offering, with the remaining amount of rent deferred under both lease amendments up to that date coming due immediately.

Cash Used in Operating Activities

Net cash used in operating activities was $26.0 million in the six months ended June 30, 2005, as compared to $21.3 million in the corresponding period of 2004. The increase of $4.7 million was primarily due to an increase in the net loss before depreciation and amortization expense in 2005.

We expect an increase in operating expenses in 2005, as we advance our Phase 3 clinical trials for alfimeprase and continue to expand our drug development programs. We paid Amgen a milestone fee of $5.0 million in May 2005 as a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005. Our future milestone payments for drug development under current agreements could total $69.5 million if all milestones are achieved (excluding milestones under the Avecia Development and Validation Agreement), which would significantly affect our future cash flows. None of these milestone payments are expected to be made in 2005. If we are successful in reaching the commercialization stage, we will also be responsible for paying our collaboration and licensing partners certain product royalties, depending on product sales volumes. We do not foresee a significantly negative impact in our liquidity based on potential royalty payment obligations, as the majority of these payments are related to commercial sales, which provide us with offsetting cash inflows.

Cash Used in Investing Activities

Net cash used in investing activities was $10.5 million in the six months ended June 30, 2005, as compared to $40.4 million of net cash used in the corresponding period of 2004. The reduction of $29.9 million was primarily due to a $21.1 million reduction in purchases, and an $8.9 million increase in maturities, of short-term investments in 2005.

Cash Provided by Financing Activities

Net cash provided by financing activities was $67.5 million in the six months ended June 30, 2005, as compared to $67.8 million in the corresponding period of 2004. The amounts are primarily comprised of the net proceeds from public offerings of $68.4 million and $69.5 million in 2005 and 2004, respectively.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors”. We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. We believe that we have adequate cash reserves to fund our operations through 2006, depending on assumptions regarding clinical trial enrollment rates and the timing and nature of potential business development agreements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in the remainder of 2005 and future periods (in thousands):

	2005	2006	2007	2008	2009	2010 and thereafter	Total
Contractual obligations:
Operating lease obligations	$4,149	$9,021	$9,292	$9,572	$8,822	$17,363	$58,219
Bank loans (a)	886	1,695	1,420	126	—	—	4,127
Note payable (b)	—	5,089	—	—	—	—	5,089
Capital lease obligations (a)	50	12	14	—	—	—	76
Related party line of credit (c)	1,375	2,750	3,928	—	—	—	8,053
Facility restoration obligation (d)	—	—	—	—	—	477	477

Total contractual obligations	$6,460	$18,567	$14,654	$9,698	$8,822	$17,840	$76,041

(a)	Includes interest payments at fixed rates of interest.
(b)	Fixed interest of 7.5% per annum is accrued and due with the final loan payment to Affymetrix in November 2006. Includes $1.1 million interest accrued as of June 30, 2005.
(c)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment to Dr. Rathmann in October 2007. Includes $1.6 million interest accrued as of June 30, 2005.
(d)	Includes estimated interest accretion at 6% per annum.

The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific milestones events and not the passage of time. Similarly, the table excludes contract termination penalties that are not expected to be realized.

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

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as ‘Clinical trial supplies’, a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied, (e.g., for alfimeprase, these include deep-vein thrombosis, stroke and acute myocardial infarction). We recognize clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility to the packaging and distribution facility. On a quarterly basis we evaluate whether there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be charged to expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact to our financial condition and results of operations.

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. We defer upfront refundable fees and recognize revenues upon the later of when they become nonrefundable or when performance obligations are completed. In situations where we have no continuing performance obligations, we recognize upfront nonrefundable fees as revenues on the effective date of the related agreement. Upfront nonrefundable licensing fees, including product opt-ins, and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue either ratably over the development period if development risk is significant, or ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated. Revenues related to collaborative research agreements and government grants are generally recognized over the related funding periods for each contract as the services are performed. The terms of such arrangements may cause our operating results to vary considerably from period to period.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) we have elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Effective from the beginning of our 2006 fiscal year, we will be subject to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is expected to have a material adverse effect on our consolidated results of operations (see Recent Accounting Pronouncements below).

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

Foreign Currency Transactions and Contracts

We use foreign exchange forward contracts, and similar instruments, to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in foreign currency. These contracts may be designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) at hedge inception, and will be evaluated for effectiveness at least quarterly. We will only hedge exposures that can be confidently identified and quantified, and will not enter into speculative foreign currency transactions. All contracts will have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, will be recognized as either assets or liabilities in the balance sheet and measured at fair value. The hedges are designed to match the critical terms of the foreign currency-denominated purchases at inception, and effectiveness will be calculated by comparing the change in fair value of the hedge contract (on a spot-to-spot basis) to the change in fair value of the underlying hedged item (also on a spot-to-spot basis). The effective component of the hedge gains and losses will be recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet, and recognized in the income statement when the transaction being hedged occurs. Any hedge ineffectiveness will be recognized immediately as a general and administrative expense. As of June 30, 2005, we had not entered into any foreign exchange forward contracts.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statements of Financial Accounting Standards Nos. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize as an expense the fair value of stock options and other stock-based compensation to employees. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that companies account for such transactions using a fair value based method, such as the Black-Scholes option pricing model, to fairly value stock options and recognize that value as an expense. The standard will be effective for public companies as of the beginning of the first fiscal year after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. At present, we have not yet determined which method we will adopt, but regardless of the method, adoption of this statement is expected to have a material adverse effect on our consolidated results of operations.

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

We have not yet commercialized any products. We must demonstrate that our product candidates satisfy rigorous standards of safety and efficacy before the FDA and comparable agencies in foreign markets will allow our product candidates to be sold. We cannot apply for regulatory approval of our potential products until we have performed significant additional research and development and testing. We cannot be certain that we, or our strategic partners, will be permitted to undertake clinical testing of our potential products or continue clinical testing of alfimeprase, rNAPc2, or ARC183. If we are successful in initiating clinical trials, we may experience delays in conducting them. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials that may prevent or limit the use of our products. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. Even after a successful clinical trial, we cannot market products in the United States or in foreign countries until we receive the related regulatory approvals.

Our clinical trials may not yield results that will enable us to obtain regulatory approval for our products.

We will only receive regulatory approval for a drug candidate if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex, and expensive processes with uncertain results. It will take us several years to complete our testing, and failure can occur at any stage of testing. Results attained in pre-clinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition will be materially adversely affected.

Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards (IRBs), and must meet the requirements of these authorities in the United States or in foreign countries, including those for informed consent and good clinical practices. We may not be able to comply with these requirements and the FDA, a similar foreign authority, an IRB, or we may suspend or terminate clinical trials at any time.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate product, milestone and royalty revenues and could impose significant additional costs on us or on our collaborators. In addition, prior to initiating our current Phase 3 acute PAO trial for alfimeprase, we had never conducted a Phase 3 clinical trial, and we may be unable to successfully conduct multiple Phase 3 clinical trials involving such numbers of clinical sites and patients as planned for our alfimeprase Phase 3 clinical trials.

We face heavy government regulation, and FDA and international regulatory approval of our products is uncertain.

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

The process of obtaining FDA and other required regulatory approvals and clearances typically takes several years and will require us to expend substantial capital and resources. Despite the time and expense expended, regulatory approval is never guaranteed. The number of pre-clinical and clinical tests that will be required for FDA and international regulatory approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA or comparable international regulatory authorities can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be safe or effective;

•	the FDA or comparable international regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than we and our collaboration partners interpret them;

•	the FDA or comparable international regulatory authorities may not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

•	the FDA or comparable international regulatory officials may change their approval polices or adopt new regulations.

Moreover, if and when our products do obtain such approval or clearances, the marketing, distribution and manufacture of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

•	warning letters;

•	fines;

•	civil penalties;

•	injunctions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	refusal of the government to grant approvals; or

•	withdrawal of approvals and criminal prosecution.

Any delay or failure by us, or our collaboration partners, to obtain regulatory approvals for our product candidates:

•	would adversely affect our ability to generate product, milestone and royalty revenues;

•	could impose significant additional costs on us or our collaboration partners;

•	could diminish competitive advantages that we may attain;

•	would adversely affect the marketing of our products; and

•	could cause the price of our shares to decline.

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

If we fail to maintain existing collaborative agreements or fail to develop new collaborative arrangements, our business will be harmed.

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

In October 2004, Amgen Inc. exercised its rights under the collaboration agreement entered into in January 2002 to convert the relationship from a collaboration into a licensing arrangement in accordance with terms agreed upon by us and Amgen. In November 2004, we entered into a license agreement with Amgen granting us worldwide rights to develop and commercialize alfimeprase in exchange for payment of previously negotiated development milestones and royalties. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase on April 15, 2005, we paid a $5.0 million milestone fee to Amgen in May 2005. Additional future milestone payments under the license agreement could total as much as $35.0 million. Under the terms of the license agreement, Amgen will transfer the technology necessary for the manufacture of alfimeprase to us or to our designated manufacturer. Amgen is required to continue to supply alfimeprase to us during the transition period. On January 21, 2005, we entered into an Interim Agreement with Avecia Limited (Avecia), our designated manufacturer, for the manufacture of alfimeprase, and on June 30, 2005, we entered into a definitive agreement with Avecia for the scale up and validation of the manufacturing process for alfimeprase, in anticipation of the potential commencement of the manufacture of commercial quantities. While we currently believe we have enough supplies of alfimeprase for phase 3 trials for the treatment of acute PAO and catheter occlusion, additional supplies may be necessary, and we are not yet certain that Avecia will succeed in manufacturing additional supplies of alfimeprase for such trials. If Avecia is unable to produce alfimeprase in the quantities and with the quality we need, we may incur significant, additional expenses and our efforts to complete our clinical trials and obtain approval to market alfimeprase could be significantly delayed.

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

We are subject to a number of additional risks associated with our collaboration with Archemix for ARC183, including the right of Archemix to terminate its collaboration with us on limited notice and for reasons outside our control, our limited ability to influence Archemix’s conduct of clinical trials prior to the dosing of the first patient in a Phase 2 trial, and the loss of significant rights if the collaboration is terminated because we fail to meet our obligations under it. In particular, if Archemix terminates the collaboration for our breach, all of our rights to ARC183 and other collaboration products will become the property of Archemix, and we may not practice certain activities related to anti-thrombin compounds in the field of modifying blood-clotting times in therapeutic applications through the use of aptamers such as ARC183, including research and development, manufacturing and commercialization activities.

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

On March 31, 2005, we entered into a new collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206. All operating expenses and profits related to the development and commercialization of NU206 will be shared in a 60 (Nuvelo) / 40 (Kirin) ratio. If the NU206 Agreement is terminated, or Nuvelo or Kirin elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. Under the original collaboration agreement with Kirin, we will continue to jointly own discoveries resulting from this collaboration and to jointly develop and market the resulting products while sharing costs, efforts and revenues with Kirin.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with Amgen, Avecia, Archemix, Dendreon or Kirin, we may be delayed or prevented from developing or commercializing alfimeprase, ARC183, rNAPc2 and NU206, or other pre-clinical product candidates, or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

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

We currently rely upon third parties to perform administrative functions and functions related to the research, development, pre-clinical testing and clinical trials of our drug candidates. In addition, because we do not have the resources, facilities or experience to manufacture our drug candidates on our own, we currently rely, and will continue to rely, on third parties to manufacture, which includes manufacturing bulk compound, filling and finishing, and labeling and packaging, our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers and do not have long-term supply agreements with our third-party manufacturers.

We do not currently have significant manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application (IND) with the FDA, and proceed with clinical trials for any of our drug candidates. Until recently, we have relied on Amgen to manufacture our clinical drug product, alfimeprase. We have entered into a definitive Development and Validation Agreement with Avecia for the scale up and validation of the alfimeprase manufacturing process and are in the process of transitioning manufacture of alfimeprase from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase. If our efforts are unsuccessful, we may not have adequate supplies of alfimeprase to complete our clinical trials or to obtain regulatory approvals for alfimeprase on our anticipated schedule. Our drug candidates have never been manufactured on a commercial scale. Third-party manufacturers may not be able to manufacture these drug candidates at a cost or in quantities necessary to make them commercially viable.

In addition, if and when any of our other drug candidates enter the clinical trial phase, we will initially depend on third-party contract manufacturers to produce the volume of cGMP-grade material needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (1) complete the Good Laboratory Practices (GLP) toxicology and other studies necessary to file an IND with the FDA, (2) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (3) fill and finish, and label and package our material. We cannot be certain that we will be able to do so on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

We are dependent on third-party contract research organizations to conduct certain research, including GLP toxicology studies, in order to gather the data necessary to file INDs with the FDA for any of our drug candidates. These third parties may not conduct their research properly, or they may fail to complete their contract research on the anticipated schedule. In either case, the progress of our clinical programs may delayed and our research and development costs may increase, which may in turn have a material adverse affect on our business.

Our reliance on these relationships poses a number of risks, including:

•	disagreements with third parties that could disrupt our operation or delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between third parties’ work for us and their work for another entity, and the resulting loss of their services;

•	failure to identify acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them;

•	inability of third parties to manufacture, including filing and finishing, and labeling and packaging, our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates; and

•	lack of all necessary intellectual property rights to manufacture and sell our drug candidates.

Given these risks, our current and future arrangements with third parties may not be successful. If these efforts fail, we would be required to devote additional internal resources to the activities currently performed, or to be performed, by third parties, to seek alternative third-party sources, or to delay our product development or commercialization.

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

The success of our business is highly dependent on the principal members of our scientific and management staff, including our senior management team. The loss of the services of any such individual might seriously harm our product development and commercialization efforts. In addition, we will require additional skilled personnel in areas such as clinical development. Retaining and training personnel with the requisite skills is challenging and extremely competitive, particularly in Northern California, where we are located.

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

We plan to relocate our corporate headquarters in 2005, which could result in disruptions to our business and loss of key personnel

Later this year, we anticipate relocating our corporate headquarters, where all of our employees currently work, from Sunnyvale, California to San Carlos, California. The relocation could result in disruptions to our business, particularly with regard to information technologies, which could result in the loss of data, and with regard to laboratory operations. In addition, the relocation could cause some of our employees to seek new employment with employers located closer to their homes. The loss of key employees could have a serious adverse effect on our operations.

Because we have not yet commercialized any of our drug candidates, our ability to develop and subsequently commercialize products is unproven.

We have not yet commercialized any of our in-licensed therapeutic product candidates. Moreover, we have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. We, or our collaboration partners, will need to obtain regulatory approval before releasing any drug products. We have spent, and expect to continue to spend, significant amounts of time and money in our internal research programs in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such a determination process constitutes the first step in developing commercial products from our internal research programs. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing our recombinant proteins under pre-clinical development, yet we may not be able to produce sufficient proteins for pre-clinical studies. A commercially viable product may never be developed from our gene discoveries.

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

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the intended uses for which the product candidates may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves of our or our collaboration partners’ product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the products will be subject to extensive regulatory requirements.

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

We currently have no sales, marketing or distribution capability. As the potential commercialization of our products approaches, we intend to hire marketing and sales personnel to enable us to participate in the commercialization of our products in the United States. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate technical and sales expertise or in developing an adequate distribution capability to support them, our ability to generate product revenues will be adversely affected. To the extent we cannot or choose not to use internal resources for the marketing, sales or distribution of any potential products in the United States or elsewhere, we intend to rely on collaboration partners or licensees. We may not be able to establish or maintain such relationships. To the extent that we depend on collaboration partners or other third parties for marketing and distribution, any revenues we receive will depend upon their efforts. Such efforts may not be successful, and we will not be able to control the amount and timing of resources that collaboration partners or other third parties devote to our products.

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

Even if our product candidates are approved for marketing and are accepted by physicians, patients and the medical community, the size of the market for these products may be insufficient to sustain our business, or may not provide an acceptable return on our investment in the development of these products. For example, our lead product candidate, alfimeprase, is undergoing clinical trials for the treatment of acute PAO. There are currently no thrombolytic agents approved for the treatment of acute PAO in the United States or overseas, and as a result there is currently limited market data available for us to use in judging the market size for a therapeutic product of this nature. The number of incidents of acute PAO that are treatable with an approved thrombolytic agent may not be sufficient to create a sustainable market for alfimeprase, if approved. As a result, the commercialization of alfimeprase for the treatment of acute PAO, or any of our other product candidates, could fail even if we receive marketing approval from the FDA or similar foreign authority, and acceptance by the medical and patient communities.

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the acute peripheral arterial occlusion, or PAO, indication from product candidates being developed and/or marketed by Abbot Laboratories, Protein Design Labs, Inc. and Genentech.

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

There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments or cures superior to any therapy developed by us or that any therapy we develop will be preferred to any existing or newly-developed alternative products.

We face uncertainty with respect to coverage, pricing, third-party reimbursements and healthcare reform.

Our ability to collect significant royalties from our products may depend on our ability, and the ability of our collaboration partners or customers, to obtain adequate levels of coverage for our products and reimbursement from third-party payers such as:

•	government health administration authorities;

•	private health insurers;

•	health maintenance organizations;

•	pharmacy benefit management companies; and

•	other healthcare-related organizations.

Third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product or device has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. If third-party payers deny coverage or offer inadequate levels of reimbursement, we may not be able to market our products effectively. We also face the risk that we will have to offer our products at prices lower than anticipated as a result of the current trend in the United States towards managed healthcare through health maintenance organizations. Currently, third-party payers are increasingly challenging the prices charged for medical products and services. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of healthcare services and products. Existing U.S. laws, such as the Medicare Prescription Drug and Modernization Act of 2003, or future legislation to reform healthcare or reduce government insurance programs could also adversely affect prices of our approved products, if any. The cost-containment measures that healthcare providers are instituting and the results of potential healthcare reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our products are marketed outside of the United States, foreign government pricing controls and other regulations may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

We may merge with or acquire other companies, and our failure to receive the anticipated benefits in these transactions could harm our business.

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

Moreover, we assumed the costs of defending against litigation claims asserted against Variagenics, and anytime we, or a subsidiary, merge with or acquire another company, we will be exposed to similar costs. In addition, we may be exposed to a number of other risks in connection with future transactions, including:

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

Our facilities are located in Northern California. If a fire or other natural disaster (such as an earthquake) disrupts our research or development efforts, our business, financial condition and operating results could be materially adversely affected. Some of our landlords may maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption coverage, we do not maintain earthquake coverage for personal property or resulting business interruption.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND FINANCIAL RESULTS

We have not been profitable, anticipate continuing losses and may never become profitable.

We had net losses of $50.2 million in 2003, $52.5 million in 2004 and $31.7 million in the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $287.7 million.

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

In January 2005, we entered into a lease agreement for 61,826 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our existing facility at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a significant charge to our earnings based on the remaining lease rental expense for this facility, reduced by the estimated income from sublease rental, if any. As of June 30, 2005, the remaining lease rental expense for this facility was $33.3 million. Similarly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if we sublease or otherwise exit this facility, we could also incur a significant charge to our earnings for the impairment of leasehold improvements related to this facility, based on the difference between their carrying value and fair value at the time of the sublease or exit. As of June 30, 2005, this difference was estimated to be $4.0 million.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and pre-clinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of manufacturing our material for pre-clinical, clinical and commercial purposes;

•	progress in clinical studies of our products, including alfimeprase, rNAPc2 and ARC 183;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	our ability to use our common stock to repay the outstanding note to Affymetrix and our line of credit from our Chairman, Dr. George B. Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in research and pre-clinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

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

Historically, our stock price has been extremely volatile. Between January 1, 2004 and December 31, 2004, the price ranged between a high of $16.50 per share and a low of $6.77 per share, and between January 1, 2005 and June 30, 2005 ranged between a high of $10.33 per share and a low of $5.75 per share. The significant market price fluctuations of our common stock are due to a variety of factors, including:

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2005, we had 42,049,297 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and greater than five percent stockholders and unregistered shares held by non-affiliates. As of June 30, 2005, our directors, officers and greater than five percent stockholders held approximately 5.75% of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of June 30, 2005, these registration rights covered approximately 1,516,792 shares of our common stock which were then outstanding or which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

In addition, under registration statements on Form S-8 under the Securities Act, as of June 30, 2005 we have registered approximately 5,520,839 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, the Variagenics, Inc. Amended 1997 Employee Director and Consultant Stock Option Plan and stock option agreements entered into outside of any of our stock option plans. Included in the 5,520,839 shares, options to exercise 4,648,120 shares of our common stock were outstanding under the specified plans as of June 30, 2005, and shares of our common stock acquired pursuant to these plans and agreements are available for sale in the open market. Additionally, included in the 5,520,839 shares, we have reserved approximately 872,719 shares of our common stock for issuance upon the exercise of outstanding options under stock option agreements entered into outside of any of our stock option plans. As of June 30, 2005, 3,930,263 shares of the shares issuable upon exercise of our outstanding warrants and options were exercisable. In addition, as of June 30, 2005, we had 2,967,410 shares of our common stock remaining for future option grants under our 2004 Equity Incentive Plan. Under our Employee Stock Purchase Plan, we have approximately 277,461 shares of our common stock reserved for future issuance as of June 30, 2005. The existence of the currently outstanding warrants and options to purchase our common stock may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

In July 2005, we filed a shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3, and such registration statement was declared effective in August 2005. Under this shelf registration, we may, from time to time, sell up to $100.0 million of debt securities, preferred stock and/or common stock. In August 2005, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Limited. Under these agreements, we may periodically sell up to $75.0 million in shares of common stock to Kingsbridge Capital over a three-year period. We have agreed, prior to selling any of these shares to Kingsbridge Capital, to register the shares for resale by Kingsbridge. Should we sell securities under either this shelf registration statement or this stock purchase agreement, it could have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock.

As of June 30, 2005, 735,800 shares of our common stock were issuable, at our option, to repay a note in the principal amount of $4.0 million held by Affymetrix. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization. Moreover, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the Securities and Exchange Commission. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock by Affymetrix may also result in significant downward pressure on the price of our common stock. In addition, as of June 30, 2005, 1,095,319 shares of common stock were issuable, upon mutual agreement, to convert the promissory note that we have issued under a line of credit with our Chairman, Dr. George Rathmann. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the price of our common stock.

We will need to raise significant additional capital to finance the research and clinical development of our drug products. If future securities offerings are successful, they could dilute our current shareholders’ equity interests and reduce the market price of our common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. Under our August 31, 2004 Loan and Security Agreement with Silicon Valley Bank, as amended, we cannot pay dividends without Silicon Valley Bank’s prior written consent, except for dividends paid in shares of our capital stock. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

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

Specifically, our certificate of incorporation provides that all stockholder action must be effected at a duly called meeting, and not by a written consent. The by-laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our common stock. These provisions of our certificate of incorporation and our by-laws could discourage potential acquisition proposals and could delay or prevent a change in control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

We face exposure to currency fluctuations for transactions denominated in foreign currencies, which may adversely affect our results of operations.

To mitigate the impact of currency exchange rate fluctuations on our cash outflows for certain foreign currency-denominated purchases, we have developed and implemented a foreign exchange risk management policy utilizing forward contracts to hedge against this exposure. For example, we have entered into $16.7 million of foreign exchange hedge contracts with Silicon Valley Bank in relation to the Development and Validation Agreement with Avecia Limited, pursuant to which we will be required to make payments to Avecia in British Pounds. Although we use forward contracts to reduce the impact of foreign currency fluctuations on our future results, these efforts may not be successful, and any such fluctuations could adversely affect our results of operations.

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

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot assure you that our patents and licenses will successfully preclude others from using our technology. We could incur substantial costs in seeking enforcement of our proprietary rights against infringement. In addition, to obtain a patent on a novel gene or the protein it encodes, we need to identify a utility for the novel gene or the encoded protein we seek to protect under patent law. Identifying a utility may require significant research and development with respect to which we may incur a substantial expense and invest a significant amount of time.

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

Changes in interest rates do not affect interest expense on our outstanding bank loans, note payable and capital leases, as they bear fixed rates of interest.

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

There were no significant changes in our market risk exposures through the second quarter of 2005, since our Form 10-K filing on March 16, 2005.

Foreign Exchange Risk

Some payments to overseas suppliers of goods or services may be denominated in foreign currencies. In particular, on June 30, 2005, we entered into a Development and Validation Agreement with Avecia Limited, under which payments for their services will be denominated in British pounds. As a result, our financial results could be adversely affected by future increases in the British pound exchange rate. The Company has implemented a hedging program to mitigate the impact of currency rate fluctuations on our cash outflows.

We have no investments denominated in foreign currencies, and therefore our investments are not subject to foreign currency exchange risk. However, at each quarter end we may have liabilities for costs incurred by overseas providers that are denominated in foreign currencies. The Company has recently implemented a policy of hedging significant foreign currency exposures that can be confidently identified and quantified. An increase or decrease in exchange rates on unhedged exposures may affect our operating results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

There have been no material developments in any legal actions reported in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 24, 2005. At that meeting, a quorum was present and three proposals were voted upon.

1.	Two nominees were elected as Class III Directors, each to hold office until the 2008 annual meeting of stockholders or until his or her successor is duly elected and qualified. The nominees and the voting for each were as follows:

NOMINEE	FOR	WITHHELD
Dr. George B. Rathmann	36,407,475	1,714,109
Mary K. Pendergast	37,986,475	135,109

2.	An amendment to our Employee Stock Purchase Plan to increase the number shares reserved under it from 250,000 to 500,000 was approved. The voting for the proposal was as follows:

VOTES
For	19,125,992
Against	2,273,607
Abstain	293,017
Proxy non-votes	16,428,968

3.	The selection of KPMG, LLP as our independent auditors for the fiscal year 2005 was ratified. The voting for the proposal was as follows:

VOTES
For	38,064,387
Against	30,519
Abstain	26,678

The following directors’ terms of office continued after the Annual Meeting of Stockholders on May 24, 2005:

Ted W. Love

Mark L. Perry

Burton E. Sobel

Barry L. Zubrow

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest.(2)

2.3	Stock Purchase Agreement, dated December 3, 2004, entered into by and between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc.(3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(2)

3.2	Amended and Restated By-Laws of the Registrant.

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.(4)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split.(8)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000.(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation.(7)

4.7	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., entered into January 8, 2002.(9)

4.8	Form of Warrant, dated as of April 5, 2002.(10)

4.9	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.10	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.11	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation.(2)

4.12	Certificate of Designations of Series A Junior Participating Preferred Stock.(2)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc., dated as of June 7, 2005. (12)

4.14	Reference is made to Exhibits 3.1 through 3.4.

10.5*	Amended Employee Stock Purchase Plan.

10.41*	Nuvelo, Inc. 2004 Equity Incentive Plan, as amended.

10.54	First Amendment to Lease, dated May 10, 2005, between BMR-2001 Industrial Road LLC and Nuvelo, Inc. (13)

10.55*	Development and Validation Agreement, dated June 30, 2005, between Avecia Limited and Nuvelo, Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed September 25, 2000, File No. 333-70134.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed July 14, 2005, File No. 333-126591.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on May 13, 2005, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ Lee Bendekgey
Lee Bendekgey Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Dated: August 8, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2002, among Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc.(1)

2.2	Agreement and Plan of Merger, dated March 19, 2004, between the Registrant and Nuvelo, Inc., a Nevada corporation and the Registrant’s predecessor in interest.(2)

2.3	Stock Purchase Agreement, dated December 3, 2004, entered into by and between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc.(3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(2)

3.2	Amended and Restated By-Laws of the Registrant.

3.3	Certificate of Ownership and Merger of Variagenics, Inc. with and into Hyseq, Inc.(4)

3.4	Form of Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed in connection with our 1-for-3 reverse stock split.(8)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(2)

4.2	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(5)

4.3	Hyseq Promissory Note, dated as of November 13, 2001, in the principal amount of $4,000,000.(6)

4.4	Registration Rights Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.5	Pledge and Security Agreement, dated as of November 13, 2001, between Hyseq, Inc. and Affymetrix, Inc.(6)

4.6	Amendment to Rights Agreement, dated as of November 9, 2002, between Hyseq, Inc. and U.S. Stock Transfer Corporation.(7)

4.7	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc., entered into January 8, 2002.(9)

4.8	Form of Warrant, dated as of April 5, 2002.(10)

4.9	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.10	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc, dated as of January 20, 2005. (11)

4.11	Amendment to Rights Agreement, dated as of March 19, 2004, between Nuvelo, Inc. and U.S. Stock Transfer Corporation.(2)

4.12	Certificate of Designations of Series A Junior Participating Preferred Stock.(2)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc., dated as of June 7, 2005. (12)

4.14	Reference is made to Exhibits 3.1 through 3.4.

10.5*	Amended Employee Stock Purchase Plan.

10.41*	Nuvelo, Inc. 2004 Equity Incentive Plan, as amended.

10.54	First Amendment to Lease, dated May 10, 2005, between BMR-2001 Industrial Road LLC and Nuvelo, Inc. (13)

10.55*	Development and Validation Agreement, dated June 30, 2005, between Avecia Limited and Nuvelo, Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 12, 2004, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed on April 1, 2002, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Registration Statement on Form S-4, filed on November 27, 2002, File No. 333-101503.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on February 19, 2004, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed September 25, 2000, File No. 333-70134.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s report on Form S-3, filed on June 14, 2002, File No. 333-90458.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed July 14, 2005, File No. 333-126591.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s report on Form 8-K, filed on May 13, 2005, File No. 000-22873.