Form 10-K
period 2005-12-31
NUVELO INC
filed 2006-03-15
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Industrial Road, Suite 310, San Carlos, CA	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

650-517-8000

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2005 was $297,399,359, based on the last sale price of the common stock as reported by the Nasdaq Stock Market.*

As of February 28, 2006, the Registrant had 51,656,770 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2006 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

*	Excludes 3,575,900 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeded 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeded 5% of the Registrant’s Common Stock outstanding was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

PART I

Item 1.	Business

We have included or incorporated by reference into this Annual Report on Form 10-K statements that may constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate”, “believe”, “intends”, “estimates”, “expect”, “should”, “may”, “potential”, and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Our actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed in this Annual Report, including those set forth in this section under the caption “Item 1A. Risk Factors,” as well as those under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed elsewhere in this Annual Report on Form 10-K.

Business Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. Our development pipeline includes three acute cardiovascular programs focused on alfimeprase, rNAPc2 and a thrombin inhibiting aptamer. We also have an emerging pre-clinical oncology pipeline.

Our lead cardiovascular development program is for alfimeprase, a novel, direct-acting thrombolytic agent, or blood clot dissolver, which is currently in Phase 3 clinical trials for the treatment of acute peripheral arterial occlusion, or PAO, and for the treatment of catheter occlusion. We also intend to expand this development program by initiating a Phase 2 clinical trial in the second half of 2006 to evaluate the potential of alfimeprase for the treatment of ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat deep venous thrombosis, or DVT. As provided in the collaboration and license agreement that we entered into in January 2006, we granted Bayer HealthCare AG, or Bayer, the right to commercialize alfimeprase outside the United States, while retaining the right to commercialize alfimeprase in the United States.

Our second cardiovascular development program is for recombinant nematode anticoagulant protein c2, or rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex, which is responsible for initiating the blood clotting process. We recently completed a Phase 2a clinical trial with rNAPc2 in acute coronary syndrome, or ACS, and are currently enrolling patients in a subsequent Phase 2 trial intended to evaluate its potential use as a replacement for heparin, an anticoagulant, in patients with ACS.

Our third cardiovascular development program is in the preclinical stage and is focused on identifying an optimized thrombin inhibiting aptamer for potential use as a rapid-on/rapid-off anticoagulant for patients undergoing acute cardiovascular procedures, such as coronary artery bypass graft, or CABG, surgery.

In addition to these programs, we have an emerging oncology development pipeline. We are progressing a potent gastrointestinal epithelial growth factor, NU206, as a preclinical development candidate for the potential treatment of mucositis, which is a side effect of chemotherapy and radiation therapies received by cancer patients. NU206 is targeted to enter Phase 1 clinical development in the second half of 2006. We are also investigating the potential of rNAPc2 as a cancer therapy based on its apparent role in the cellular signaling of both metastasis and angiogenesis in a variety of cancers.

Finally, we have a drug discovery effort focused on two research programs: the first investigating secreted proteins and the second investigating antibodies against cell surface proteins as potential cancer targets. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

As of December 31, 2005, our cash, cash equivalents and short-term investments totaled $70.3 million. In January 2006, following our entry into the alfimeprase collaboration and license agreement with Bayer, we received a $50.0 million up-front cash payment from Bayer, and in February 2006, we raised approximately $111.9 million in a public offering, after deducting underwriters’ fees and stock issuance costs of approximately $7.7 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

We expect gross operating expenses to increase significantly in 2006, as we advance our alfimeprase Phase 3 clinical trial activity, increase alfimeprase manufacturing expenditures under our agreement with Avecia Ltd. and future agreements with any other drug manufacturers and incur additional general corporate expenses, including those for continued preparations for the planned commercial launch of alfimeprase. This gross operating expense increase will be partially offset by cost-sharing reimbursements from Bayer for 40 percent of alfimeprase-related global development spending. We are currently operating at a loss and do not expect to be profitable, or to generate revenues from product sales, until we have successfully commercialized a product candidate.

Product Pipeline

The following table summarizes key information about our current product pipeline:

Products in Development

Alfimeprase

Our lead product candidate, alfimeprase, is a thrombolytic agent with a novel mechanism of action, for which we obtained worldwide development and commercialization rights from Amgen in October 2004. Alfimeprase is a modified and recombinant version of fibrolase, a naturally occurring enzyme that directly and rapidly degrades fibrin, the protein that provides the structural scaffold of blood clots. Thrombolytics currently on the market, such as Activase (alteplase), are plasminogen activators that work by activating plasminogen to form plasmin, which in turn degrades fibrin. In contrast, alfimeprase directly degrades fibrin, creating the potential for more rapid clot dissolution, or lysis. Alfimeprase is locally delivered at the site of the blood clot and is inactivated quickly by alpha-2 macroglobulin, a naturally occurring protein in the bloodstream. We believe this clearance mechanism limits the systemic activity of alfimeprase and implies that patients may experience fewer of the bleeding side effects associated with plasminogen activators.

Alfimeprase in acute peripheral arterial occlusion

The lead medical indication we are pursuing for alfimeprase is acute PAO. Acute PAO is a significant cause of morbidity in the United States, with estimates of over 100,000 cases reported annually. Acute PAO occurs when arterial blood flow is blocked to a distant part of the body, usually the leg, by a blood clot. Traditionally, surgical approaches have been used to treat acute PAO. However, thrombolytic agents such as Activase have been used as a less-invasive alternative, even though they have not been approved by the FDA to treat acute PAO. Studies have shown that current thrombolytic therapies can take 24 to 36 hours or more to restore flow to the blocked limb, with five to 16 percent of patients experiencing a major bleed and one to two percent of patients experiencing intracerebral hemorrhage. We believe alfimeprase has the potential to be a more effective agent than existing agents for use in treating acute PAO by reducing treatment time and the potential for bleeding side effects.

We completed our Phase 2 clinical trial in patients with acute PAO in the second quarter of 2004. This trial was an open label, dose-escalation study evaluating the safety and activity of alfimeprase. The trial enrolled 113 patients in multiple centers in the United States, Europe, Russia and other locations. The Phase 2 results indicate that alfimeprase has the potential to offer significant advances in the rapid resolution of a blood clot while minimizing potentially fatal side effects such as intracerebral hemorrhage and other bleeding complications. Analysis of the Phase 2 results showed that alfimeprase has the potential to partially or completely break up blood clots within four hours of initiation of dosing with rates of up to 76 percent and to restore arterial flow with rates of up to 60 percent. Up to 69 percent of study patients were able to avoid open vascular surgical intervention in the 30 days following treatment with alfimeprase. Among the 113 patients enrolled, there were no intracerebral hemorrhages or deaths at 30 days. There were seven major bleeding events reported, none of which was categorized as systemic bleeding events and only one of which was categorized by the investigator as possibly related to alfimeprase. Incidents of transient hypotension were also reported and were dose-related. Events associated with distal embolism were also noted. We do not believe that these events were more significant in number or severity than similar events associated with other therapies delivered by catheter to blood clots.

In April 2005, we commenced the first of two clinical trials in the alfimeprase Phase 3 acute PAO program, known as NAPA, or Novel Arterial Perfusion with Alfimeprase. This program consists of two overlapping trials that will include a total of 600 patients between the two trials. The first trial in this program, NAPA-2, is a randomized, double-blind study comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients. The trial is being conducted in approximately 100 centers worldwide. The study’s primary endpoint is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated, including safety endpoints such as the incidence of bleeding, as well as pharmacoeconomic endpoints such as length of hospital and intensive care unit stay. We expect to complete enrollment in the NAPA-2 trial in the second half of 2006.

The second Phase 3 trial, NAPA-3, is the subject of a special protocol assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA, and will essentially replicate the NAPA-2 trial. Under an SPA, the FDA provides guidance on the design of a trial prior to its initiation. We expect to begin enrollment in the NAPA-3 trial in early 2006.

We have been granted fast track designation by the FDA for alfimeprase in acute PAO. Fast track designation can potentially facilitate development and expedite review of biologics license applications, or BLAs. Fast track designation is reserved for new drugs that demonstrate the potential to address an unmet medical need and are intended for treatment of a serious or life-threatening condition. In addition, we have obtained orphan drug status for alfimeprase in the United States and Europe for the treatment of acute PAO, which may provide us with up to seven and ten years of market exclusivity in the United States and Europe, respectively, following market authorization.

Alfimeprase in catheter occlusion

Alfimeprase is also in late-stage clinical development for use in catheter occlusion. Catheter occlusion is the obstruction of blood flow through a central venous catheter. It is estimated that about five million catheters are implanted in patients each year in the United States, and approximately 25 percent become occluded. Current treatment for catheter occlusion includes removal and replacement of the catheter, or treatment with Cathflo Activase (alteplase). Based on clinical trial evidence of alfimeprase’s activity, we believe alfimeprase has the potential to restore flow to occluded catheters more rapidly than Cathflo Activase.

In the third quarter of 2004, we completed patient enrollment in a Phase 2 multi-center, double-blind, randomized study in 55 patients with occluded central venous catheters comparing three doses (0.3 mg, 1.0 mg and 3.0 mg) of alfimeprase against the approved dose of Cathflo Activase (2.0 mg). The alfimeprase 3.0 mg dose produced cumulative flow rates of 40 percent at five minutes after the first dose, 50 percent at 15 minutes after the first dose, 60 percent at 30 minutes and 120 minutes after the first dose, and 80 percent at 120 minutes after the second dose. This is compared to Cathflo Activase, which produced flow rates of zero percent at five minutes after the first dose, zero percent at 15 minutes after the first dose, 23 percent at 30 minutes after the first dose, 46 percent at 120 minutes after the first dose, and 62 percent at 120 minutes after the second dose. No major hemorrhagic events were reported in any treated patients and only one patient had a catheter-related infection.

In September 2005, we commenced the first of two multi-national trials in the alfimeprase Phase 3 catheter occlusion program, known as SONOMA, or Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase. The first trial is an efficacy study called SONOMA-2, which is a randomized, double-blind trial, comparing 3.0 mg of alfimeprase with placebo in 300 patients with occluded central venous catheters. Two-thirds of the patients will receive alfimeprase and the remainder will receive placebo. The study’s primary endpoint is restoration of function to occluded central venous catheters at 15 minutes. We expect to complete enrollment in the SONOMA-2 trial in the second half of 2006.

The second study, known as SONOMA-3, is an open label, single-arm trial evaluating alfimeprase in 800 patients. This study’s primary endpoint is safety, although we will be evaluating efficacy in these patients as well. We began enrolling patients in this trial in February 2006.

Alfimeprase in stroke

In January 2006, we announced our intention to expand the alfimeprase development program and initiate a Phase 2 clinical trial in the second half of 2006 to study the potential of alfimeprase to treat patients with ischemic stroke. Each year, approximately 650,000 patients suffering from stroke are admitted into hospitals in the United States. Some of these patients have hemorrhagic strokes, which are characterized by the rupture of blood vessels in the brain and usually result in death. The large majority of stroke patients suffer from ischemic strokes, which are characterized by blood clots that prevent the flow of blood to the brain, thereby depriving the brain of oxygen. Depending on the location and severity of the blood clot, the most common consequence of ischemic stroke is loss of function, including paralysis.

Currently, the therapeutic options for patients with ischemic stroke are limited. Activase has been approved in the United States for treatment of ischemic stroke. Its use has been limited, however, by the requirement that patients receive it within three hours of onset of the stroke and by the increased bleeding risk associated with its use. We believe that alfimeprase has the potential to expand the treatment window for ischemic strokes due to its rapid and direct mechanism of action and its potential safety profile.

Alfimeprase in deep venous thrombosis

In January 2006, we also announced our intention to initiate a Phase 2 clinical program in 2007 to evaluate the potential of alfimeprase to treat patients suffering from DVT. Each year, approximately 300,000 patients are diagnosed with DVT in the United States. DVT is characterized by blood clots in the venous system of peripheral limbs, typically the legs. The consequences of DVT include pain and swelling of the affected limb and, in relatively rare circumstances, pulmonary embolism which can result in death.

Currently, very few DVT patients receive thrombolytics. DVT is rarely a life-threatening condition and, therefore, doctors are typically reluctant to administer thrombolytics, which expose DVT patients to significant bleeding risk. As a result, DVT patients generally receive anticoagulants intended to prevent further propagation of the blood clot and are told to limit activity until the blood clot resolves, often over a period of months. We believe alfimeprase has the potential to treat this patient population with a reduced bleeding risk because of its unique mechanism of action and its potential safety profile.

rNAPc2

Our second drug candidate, rNAPc2, is a recombinant version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the factor VIIa and tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation and has also been shown to play a role in both metastasis, or the secondary growth of cancer cells, and angiogenesis, or the formation of new blood vessels, as they relate to tumor growth. Compared to other commercially available anticoagulants, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 is designed to block the first step in the cascade. By blocking the coagulation cascade before amplification of the coagulation process, rNAPc2 could prove to be more effective in treating patients with conditions such as ACS, or as a prophylactic against clot formation in conditions such as DVT. In addition, the novel mechanism of action of rNAPc2 offers the potential to have therapeutic utility in cancer.

ACS occurs when an atherosclerotic plaque ruptures in a coronary artery, which triggers the coagulation cascade and results in the formation of a blood clot. The clot blocks the flow of blood to the heart muscle, depriving it of oxygen and causing chest pain and, if severe, permanent heart muscle death. In the United States, ACS accounts for approximately 1.4 million hospital admissions annually. Patients with ACS are traditionally given aspirin and heparin, among other agents, to stabilize their medical condition. Recent guidelines also recommend the addition of the antiplatelet agent Plavix (clopidogrel) to the standard of care. However, based upon the significant number of patients with ACS who continue to experience poor outcomes, such as recurrent angina, myocardial infarction or death, we believe there is a need for improved antithrombotic therapies.

rNAPc2, given alone or with standard therapy, may reduce the risk of subsequent heart attack or death in patients suffering from ACS. Unlike aspirin, heparin, and other current antithrombotic agents, which all exert their effects at later stages of the blood coagulation cascade, rNAPc2 blocks the first step in the clotting cascade. A medical regimen that includes rNAPc2 could, therefore, enable a multi-pronged attack at several points along the blood coagulation process. Alternatively, by stopping coagulation at the outset, rNAPc2 could also prove effective as a stand-alone therapy.

We licensed the worldwide rights for all indications of rNAPc2 and all of the rNAPc molecules owned by Dendreon Corporation in February 2004. The United States government may claim a non-exclusive right to use rNAPc2 with respect to the treatment of hemorrhagic fever. To date, rNAPc2 has been shown to be well tolerated in over 650 patients and healthy volunteers in several Phase 1 and 2 clinical studies.

In May 2005, we completed a Phase 2a double-blind, placebo-controlled clinical trial that was conducted with the TIMI Study Group, showing that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to ten micrograms/kg in patients being treated for ACS, including unstable angina and non-ST segment elevation myocardial infarction. Results showed that treatment with rNAPc2, in addition to standard antithrombotic therapies in patients with ACS, resulted in a dose-related inhibition of thrombin generation without an increase in clinically significant bleeding. The difference in TIMI major or minor bleed rate was not statistically significant between the two treatment groups (4.3 percent in patients treated with rNAPc2 versus 2.5 percent in those treated with placebo). In addition, rNAPc2 suppressed prothrombin fragments one and two and prolonged the prothrombin time, both in a dose-related fashion. Additional data is now being generated from this Phase 2a trial based on surrogate endpoints, and we expect to present efficacy data sometime in 2006.

Based on the encouraging safety results from the Phase 2a trial, we initiated a Phase 2 heparin-replacement trial with rNAPc2 in August 2005. The Phase 2 study, which is also being conducted with the TIMI Study Group, is an open label study that is evaluating the efficacy and safety of rNAPc2 by reducing the dose of, and ultimately replacing, unfractionated heparin in patients being treated for ACS. The study will include 50 to 100 patients and is being conducted in approximately 25 centers across the United States and Canada. This trial is expected to complete enrollment in the first half of 2006.

In addition, we are planning to investigate the potential of rNAPc2 as a cancer therapy. The factor VIIa and tissue factor protease complex, which rNAPc2 inhibits, has been shown to play a role in the cellular signaling of both metastasis and angiogenesis in a variety of cancers. As an inhibitor of these processes, which are critical to the progression of a number of cancer types, rNAPc2 may have potential as a therapy for these cancers.

Thrombin inhibiting aptamer

We continue to pursue the development of a thrombin inhibiting aptamer under a collaboration agreement entered into with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In September 2005, we concluded a Phase 1 clinical study for the first target molecule from this program, ARC183. This study evaluated the safety, tolerability, anticoagulation activity and titratability of ARC183 for potential use in acute cardiovascular settings such as CABG surgery. Preliminary results from the trial showed that administration of ARC183 resulted in a rapid onset of anticoagulation and demonstrated stable, dose-related anticoagulation activity and rapid self-reversal of drug effects after administration of the drug infusion ceased. However, the amount of drug needed to achieve the desired anticoagulation for use in CABG surgery resulted in a sub-optimal dosing profile. For that reason, we decided jointly with Archemix not to pursue further development of ARC183 and instead are pursuing optimized thrombin inhibiting aptamers.

NU206

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd., for the development and commercialization of NU206. Under this collaboration, we expect to initiate a Phase 1 clinical program with NU206 in the second half of 2006. We plan to initially pursue NU206 as a supportive cancer therapy, specifically to treat radiation and chemotherapy-induced mucositis in the gastrointestinal tract. Research to date indicates that NU206 acts as a highly specific and potent stimulator of gastrointestinal epithelial cells. In addition, NU206 appears to be highly active in multiple animal models of gastrointestinal disease that could support clinical testing in additional indications.

Research programs

In addition to our clinical and development stage drug candidates, we have two ongoing drug discovery programs focused on the identification of novel human genes that encode proteins with therapeutic potential: the first program is focused on secreted proteins and the second on cancer antibody targets. Over the long-term, we intend to develop additional product opportunities from our ongoing discovery efforts. In addition to the development of internal therapeutic candidates, we intend to leverage these discoveries to create revenue-generating licensing and partnering arrangements.

The secreted protein program included a research program with Kirin and includes our internal discovery program. Our 2001 collaboration agreement with Kirin for the research and development of secreted proteins expired December 31, 2005, in accordance with its terms. We and Kirin have already advanced several secreted protein candidates to more extensive studies to better define their therapeutic utility based upon early findings in initial mouse models, and are currently discussing the possibility of engaging in additional research and development with respect to certain secreted proteins to be selected by us and Kirin from the pool of candidates that were the subject of the 2001 collaboration. Within our internal secreted protein discovery program, we have developed a fast and efficient method of expressing human secreted proteins in mice. This program could significantly bolster our ability to identify which secreted proteins within our patent estate have the greatest potential for therapeutic use.

The cancer antibody program is focused on screening our proprietary gene sequence collection to identify proteins located on the surface of tumor cells that could be targeted by therapeutic monoclonal antibodies.

Our Strategy

We are focused on building a successful biopharmaceutical business and committed to creating a product-focused company that leverages our drug discovery and development expertise. Key elements of our strategy are to:

Successfully develop and commercialize our lead drug candidate, alfimeprase

We are seeking to develop and commercialize our lead drug candidate, alfimeprase, for the treatment of acute PAO, catheter occlusion, and a variety of other thrombotic conditions, including stroke and DVT. As part of this strategy, in 2005 we initiated two pivotal Phase 3 clinical programs in acute PAO and in catheter occlusion. We have exclusive rights to this compound in the United States and in 2006 we entered into a significant development and collaboration agreement with Bayer for the development and commercialization of alfimeprase outside the United States.

Commercialize our hospital-based products in the United States

Rather than license other companies to commercialize our products in the United States, we plan to sell them ourselves through our own hospital-based sales force. We believe that the resources required to develop a sales and marketing organization to sell products to hospitals is manageable for a company of our size, and will allow us to capture more value from our clinical development successes. In 2005, we began to hire a marketing organization, which we plan to expand in 2006. Our marketing organization is currently performing market research and planning for the anticipated launch of alfimeprase.

Leverage our expertise in cardiovascular disease and oncology to advance our clinical development programs

We are primarily focused on the development of acute, hospital-based, cardiovascular drug candidates and oncology drug candidates. We believe this portfolio leverages our expertise in cardiovascular and oncology drug development, enabling us to pursue a more rapid path toward drug commercialization.

Build a diversified pipeline of product candidates

We are pursuing several drug development candidates in various stages of clinical and preclinical development. In addition, we seek to identify drug development candidates that have the potential to receive regulatory approval to treat a number of different indications, thereby further diversifying our risk by providing each drug candidate with a number of potential commercialization paths. We believe this strategy reduces our exposure to the impact of any single product failure, maximizes our potential returns from successful compounds, and increases our flexibility to eliminate programs we deem less promising. By broadening our portfolio across indications and products, we intend to increase the probability of clinical and commercial success. In addition, we focus on molecules that we believe have a greater chance of success due to the predictability of preclinical models used in their development.

Opportunistically seek to license or acquire complementary products

We intend to supplement our internal drug discovery efforts through the acquisition of products that complement our development strategy. We continue to identify, evaluate and pursue the acquisition or licensing of strategically valuable product opportunities.

Corporate Information

We were incorporated as “Hyseq, Inc.” in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, we merged with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts, and, in connection with the merger, changed our name to “Nuvelo, Inc.” On March 25, 2004, we reincorporated from Nevada to Delaware. Our principal executive offices are located at 201 Industrial Road, Suite 310, San Carlos, California 94070.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website, on the World Wide Web at http://www.nuvelo.com or by contacting the Investor Relations Department at our corporate office by calling (650) 517-8000 or sending an e-mail message to ir@nuvelo.com. Information found on our website is not incorporated by reference into this report.

Research and Development Collaborations

Expenditures for research and development were $57.8 million, $40.0 million and $30.0 million in 2005, 2004 and 2003, respectively. Our significant research and development collaborations are as follows:

Bayer

In January 2006, we entered into a license and collaboration agreement with Bayer for the global development and commercialization of alfimeprase. Under this agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent. We retain all commercialization rights and profits from alfimeprase sales in the United States. We are eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that we received in January 2006, up to $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We expect to receive a $10.0 million development milestone fee in the second half of 2006 upon the initiation of a phase 2 trial for alfimeprase in ischemic stroke. In addition, Bayer will be responsible for 40 percent of the costs for global development programs. We will be responsible for 60 percent of the costs and will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program.

Amgen

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen, in exchange for the future payment to Amgen of previously negotiated milestone payments and royalties. In accordance with the terms of the license agreement, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to our designated manufacturer, Avecia. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005, we paid a $5.0 million milestone fee to Amgen in May 2005, which was charged to expense. Future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if or when any of these additional milestones will be achieved. Under our agreement with Bayer, we will continue to bear sole responsibility for these milestone payments and royalties owed to Amgen.

Dendreon

We have obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into with them in February 2004. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), and incurred $5.6 million in expenses for this and related development costs in 2004 and $1.5 million for related development costs in 2005. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. A $2.0 million milestone for dosing of the first patient in a Phase 3 clinical trial may be achieved within the next 12 months, although we currently cannot predict if or when this or any other milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying future royalties to Dendreon depending on sales of rNAPc2.

Archemix

We continue to pursue the development of a thrombin inhibiting aptamer under a collaboration agreement entered into with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In accordance with the terms of the agreement, we paid Archemix an upfront fee of $3.0 million and paid the first $4.0 million of costs associated with development. We and Archemix will equally share all development and commercialization costs in excess of $4.0 million. We incurred $7.7 million in expenses for the upfront fee and related development costs in 2004 and $2.6 million for related development costs in 2005. Archemix is initially responsible for leading development and for all clinical development activities through the dosing of the first patient in a Phase 2 study. Thereafter, we and Archemix will agree on leadership of clinical development and commercialization activities. We are required to pay Archemix total development milestone payments of up to $11.0 million, consisting of $10.0 million upon dosing of the first patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Archemix and us for IND-enabling studies. The milestone for designation of a backup compound may be achieved within the next 12 months, although we currently cannot predict if or when this or the $10.0 million milestone will be achieved.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd., for the development and commercialization of NU206. Under this agreement, we received a $2.0 million upfront cash payment from Kirin in April 2005, and we will lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 will be shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure. We have recorded expenses of $2.7 million in 2005 in relation to this collaboration.

Our 2001 collaboration agreement with Kirin for the research and development of secreted proteins expired December 31, 2005, in accordance with its terms. We and Kirin are currently discussing the possibility of engaging in additional research and development with respect to certain secreted proteins to be selected by us and Kirin from the pool of candidates that were the subject of the 2001 collaboration. We recorded expenses of $0.3 million in 2005, $3.0 million in 2004, and $0.2 million in 2003, in relation to this collaboration.

Manufacturing

In June 2005, we entered into a development and validation agreement with Avecia Limited, a United Kingdom-based company, for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this new agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. We are to pay Avecia fees totaling £12.9 million for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £2.9 million as a result of an amendment to the work program in December 2005 to provide for additional process development and validation work. The milestone fees paid to date have been recorded as either research and development expenses in the income statement or clinical trial supplies in the balance sheet, depending on the nature of the expense. We are also paying certain related fees and expenses including the cost of supplies, materials, specified subcontracted work and equipment. The agreement does not cover the commercial manufacture of alfimeprase drug substance, but we and Avecia have agreed to negotiate in good faith towards the completion of a commercial supply agreement once Avecia has commenced the validation campaign. The development and validation agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Avecia if we breach the agreement, and by us for any reason, subject in some cases to cancellation fees and penalties.

In accordance with the terms of the license and collaboration agreement with Bayer, we will supply alfimeprase to Bayer for use in global development of alfimeprase without charging Bayer separately for those supplies, but will be entitled to include the costs of manufacturing these supplies in the development expenses shared by the two parties. In addition, we and Bayer have agreed to use diligent efforts to negotiate and complete a manufacturing agreement within 6 months from entering into the license and collaboration agreement, pursuant to which Nuvelo will sell alfimeprase to Bayer for use in any country-specific trials conducted by Bayer and for commercial sale by Bayer in any countries outside the United States in which alfimeprase is approved for sale.

We rely on Avecia as a sole-source manufacturer of alfimeprase drug substance, and currently do not have a long-term supply agreement for the commercial-scale manufacture of this drug substance or for the manufacture of alfimeprase final drug product. If Avecia and a final drug product manufacturer are unable to produce alfimeprase in the quantities and with the quality required, we may incur significant additional expenses, and efforts to complete clinical trials and obtain approval to market alfimeprase could be significantly delayed. Additionally, we do not have long-term supply agreements in place for the manufacture of rNAPc2 or NU206.

Patents and Trade Secrets

We own or have rights in a number of patents and patent applications relating to each of our clinical candidate molecules, and we also own or have acquired rights in many of our pre-clinical molecules and technologies. The table below shows the actual or estimated year that the primary patent for each of our clinical candidate molecules expires:

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

We cannot ensure that any of the patents that we own or have rights in will provide sufficient legal protection for the molecules or processes that such patents cover, or any competitive advantage. Any of our granted patents could be challenged, and held unenforceable or invalid in legal proceedings, or could be infringed or circumvented by others. Further, it is possible that others could obtain patent protection for molecules, processes and the like that are competitive with our potential products. In addition, other patent holders could assert their patents against us, claiming that such patents prevent us from marketing our products. Upon expiration of each of the relevant patents, other entities could enter the market with competitive products and/or processes in each country where a patent has expired.

We place a high value on our trade secrets. To protect these trade secrets, we typically require employees to enter in to a confidentiality agreement upon commencing employment. In addition, we generally require our consultants, licensing and collaboration partners, and scientific advisors to enter into confidentiality agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that we can effectively protect our rights to such unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Competition

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the acute PAO indication from product candidates being developed and/or marketed by PDL BioPharma, Inc. and Genentech.

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

Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we have, and may have greater expertise than our collaboration partners have, in discovery, research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

We will face competition with respect to product efficacy and safety, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, and price and patent position, including the potentially dominant patent positions of others. There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments or cures superior to any therapy developed by us or that any therapy we develop will be preferred to any existing or newly-developed alternative products.

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

The results of pre-clinical and clinical testing are submitted to the FDA in the form of a Biologic License Application, or BLA, for biological products such as those we currently have in research and development programs. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

Currently one of our product candidates, alfimeprase, qualifies as an orphan drug for the treatment of acute peripheral arterial occlusion in the United States and the European Union. Under the Orphan Drug Act in the United States and the Orphan Drug Regulation in the European Union, incentives are provided to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that affect fewer than 200,000 persons annually in the United States or not more than 5 in 10,000 persons annually in the European Union. A drug that receives orphan drug designation by the FDA in the United States or by the European Medicines Evaluation Agency, or EMEA, in the European Union and is the first product to receive marketing approval for its product claim is entitled to various advantages, including an exclusive marketing period of seven years in the United States and ten years in Europe for that product claim. However, any drug that is considered by the FDA or the EMEA to be different from or clinically superior to a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA or EMEA, will not be precluded from sale in the United States or Europe during the seven-year and ten year exclusive marketing period, respectively.

Whether or not FDA approval has been obtained, approval of a product by comparable foreign regulatory authorities is necessary prior to the commencement of marketing of a product in those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval. Although there are some centralized procedures for filings in the European Union countries, in general each country has its own procedures and requirements.

Even if regulatory approval for a product is obtained, the product and the facilities manufacturing the product are subject to continued review and periodic inspection. Each drug-manufacturing establishment in the United States must be registered with the FDA. Domestic and foreign manufacturing establishments are subject to inspections by the FDA and must comply with the FDA’s cGMP regulations, as well as regulatory agencies in other countries if products are sold outside the United States. The FDA stringently applies regulatory standards for manufacturing drugs, biologics, and medical devices. The FDA’s cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities.

Our policy is to conduct research activities in compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules. We also are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our work. The extent and character of governmental regulation that might result from future legislation or administrative action cannot be accurately predicted.

Human Resources

As of December 31, 2005, we had 103 full-time equivalent employees, 46 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 75 of these employees are engaged in research and development activities, and approximately 28 are engaged in finance, business development, commercial operations and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS RELATED TO OUR BUSINESS

Our near-term success is dependent on the success of our lead product candidate, alfimeprase, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.

Alfimeprase is currently being evaluated in Phase 3 clinical trials for the treatment of each of acute PAO and catheter occlusion and will require the successful completion of these or other planned Phase 3 clinical trials before we are able to submit a biologics license application, or BLA, to the FDA for approval. If our Phase 3 or other clinical trials fail to demonstrate that alfimeprase is safe and effective, it will not receive regulatory approval. Even if alfimeprase receives FDA approval, it may never be successfully commercialized. We may also have inadequate financial or other resources to pursue this product candidate through the clinical trial process or through commercialization. In addition, prior to initiating our current Phase 3 trials for alfimeprase, we had never conducted a Phase 3 clinical trial, and we may be unable to successfully complete clinical trials involving the number of clinical sites and patients as planned for our alfimeprase Phase 3 clinical trials. If we are unable to successfully commercialize or obtain regulatory approval for alfimeprase, we may not be able to generate revenue, become profitable or continue our operations. One of our Phase 3 trials of alfimeprase, NAPA-3, is the subject of a special protocol assessment agreement with the FDA. Under this agreement, the FDA provides guidance on the design of a trial prior to its initiation. We have also been granted fast track designation by the FDA for alfimeprase in acute PAO. The special protocol assessment agreement and the fast track designation do not offer any assurance that alfimeprase will receive FDA approval, and the FDA is in no way constrained by the agreement or the designation in its ability to deny approval for alfimeprase.

Development of our other products will take years, and our products require regulatory approval before they can be sold.

We currently have two clinical stage drug candidates. All of our other potential products currently are in research or pre-clinical development, and revenues from the sales of any products may not occur for several years, if at all. We cannot be certain that any of our products will be demonstrated to be safe and effective or that we will obtain regulatory approvals for any indication. We cannot predict whether we will be able to develop and commercialize any of our drug candidates successfully. If we are unable to obtain regulatory approval and successfully commercialize our potential products, our business, results of operations and financial condition will be affected in a materially adverse manner.

Our clinical trials may not yield results that will enable us to obtain regulatory approval for our products.

We, and our collaborators, will only receive regulatory approval for a drug candidate if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. It will take us several years to complete our testing, and failure can occur at any stage of testing. To date, we have not successfully completed any Phase 3 clinical trials, and we have not completed all planned pre-clinical and Phase 1 clinical trials for each of our product candidates. The results we obtain in pre-clinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition will be materially adversely affected.

Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards, or IRBs, and must meet the requirements of these authorities in the United States and in foreign countries, including those for informed consent and good clinical practices. We may not be able to comply with these requirements and the FDA, a similar foreign authority, an IRB, or we may suspend or terminate clinical trials at any time.

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

Clinical trials for our drug candidates require that we identify and enroll a large number of patients with the disorder or condition under investigation. We, or our collaborators, may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner.

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

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries. To obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that the product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices, or cGMP, regulations, and that the process for manufacturing the product has been validated in accordance with the requirements of the FDA and comparable agencies in other countries.

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

In addition, in order to market any products outside of the United States, we and our collaborators must establish and comply with numerous and varying regulatory requirements of other jurisdictions, including the European Medicines Evaluation Agency, or EMEA, regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries differs from that required to obtain FDA approval. The regulatory approval process in other countries can include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States.

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

If we fail to maintain existing licenses and collaborations, or fail to develop new collaborations, our business will be harmed.

The success of our business is dependent, in significant part, upon our ability to maintain current licensing and collaborative relationships and enter into multiple new licenses and collaboration agreements. We also must manage effectively the numerous issues that arise from such arrangements and agreements. Management of our relationships with these third parties has required and will require:

•	a significant amount of our management team’s time and effort;

•	effective allocation of our and third-party resources to multiple projects;

•	agreements with third parties as to ownership of proprietary rights and development plans, including clinical trials or regulatory approval strategy; and

•	the recruitment and retention of management, scientific and other personnel.

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. Under the agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent. We will retain all commercialization rights and profits from alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and are eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones, over the course of the agreement. In addition, Bayer will be responsible for 40 percent of the costs for global development programs. We will be responsible for 60 percent of the costs and will remain the lead for the design and conduct of the global development programs. Each party will solely bear the expense of any country-specific alfimeprase clinical trials conducted by it, where the country-specific clinical trials are not part of the agreed global development program. If we fail to maintain a successful collaboration with Bayer, Bayer could terminate our agreement, which could force us to expend additional amounts to obtain regulatory approval, delay the commercial launch of alfimeprase outside the United States, delay our ability to obtain regulatory approval for alfimeprase in the stroke and deep venous thrombosis indications, and have a negative impact on the success of alfimeprase’s commercial launch, all of which would have a material, adverse effect on our business.

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen in exchange for payment to Amgen of future development milestones and royalties. Future milestone payments under the license agreement could total as much as $35.0 million. Under our agreement with Bayer, we retain sole responsibility for making these payments to Amgen. In accordance with the terms of the license agreement, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to our designated manufacturer, Avecia. In June 2005, we entered into a definitive agreement with Avecia for the scale up and validation of the manufacturing process for alfimeprase drug substance, in anticipation of the potential commencement of the manufacture of commercial quantities. We currently do not have an agreement in place for the manufacture of alfimeprase final drug product. While we currently believe we have enough supplies of alfimeprase for phase 3 trials for the treatment of acute PAO and catheter occlusion, additional supplies may be necessary for these trials and for anticipated trials in other indications, and we are not yet certain that Avecia and a final drug product manufacturer will succeed in manufacturing additional supplies of alfimeprase for such trials. We may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by Avecia and a final drug product manufacturer and that previously manufactured by Amgen. If Avecia and a final drug product manufacturer are unable to produce alfimeprase in the quantities and with the quality we need, when we need it, we may incur significant additional expenses, and our and Bayer’s efforts to complete our clinical trials and obtain approval to market alfimeprase could be significantly delayed.

Pursuant to our licensing arrangement with Dendreon relating to rNAPc2, we are to make milestone payments, ranging from $2.0 million to $6.0 million, upon dosing of the first patient in a Phase 3 clinical trial, upon submission of an NDA and upon first commercial sale, for both the first and second indications of rNAPc2. If these and other milestones are all achieved, total milestone payments to Dendreon may reach as much as $23.5 million.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin for the development and commercialization of NU206. All operating expenses and profits related to the development and commercialization of NU206 will be shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or we or Kirin elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. Our 2001 collaboration agreement with Kirin for research and development of secreted proteins expired on December 31, 2005 in accordance with its terms. We and Kirin are currently discussing the possibility of engaging in additional research and development with respect to certain secreted proteins to be selected by us and Kirin from the pool of candidates that were the subject of the 2001 collaboration. If we cannot reach agreement on a continuation of the research program with Kirin, we may need to find another partner to research and develop the compounds previously being researched in collaboration with Kirin, or we may have to delay or abandon further research and development of these compounds.

In our collaboration with Archemix for the research and development of a thrombin inhibiting aptamer, we share equally all research and development costs and revenues subsequent to our initial funding of these costs reaching $4.0 million in the third quarter of 2004. We are to make milestone payments of $10.0 million upon dosing of the first patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both us and Archemix for pre-clinical studies. During the collaboration we are limited in our ability to influence Archemix’s conduct of clinical trials prior to the dosing of the first patient in a Phase 2 trial. The payment of $10.0 million upon reaching the Phase 2 milestone is payable even if Archemix voluntarily terminates the collaboration, or does not meet its obligations under the agreement and we terminate the collaboration for Archemix’s default, provided that in any of those cases we have rights to the compound when the Phase 2 trial is initiated. Archemix can terminate its collaboration with us on limited notice and for reasons outside our control. We lose significant rights if the collaboration is terminated because we fail to meet our obligations under it. In particular, if Archemix terminates the collaboration for our breach, all of our rights to collaboration products will become the property of Archemix, and we may not practice certain activities, including research and development, manufacturing and commercialization activities, in the field of modifying blood-clotting times in therapeutic applications through the use of aptamers.

Under our collaboration with Archemix, we have the option to lead commercialization in which both parties may participate if we establish certain commercialization capabilities; however, if we do not establish such commercialization capabilities, Archemix, or a third party selected by the parties’ joint steering committee, will have the option to lead commercialization. We do not currently have established commercialization experience or an internal trained sales force and we may not successfully develop such capabilities without incurring additional expenses. If we cannot develop an internal sales force, we will not be able to lead commercialization activities on our own. If we do not lead the commercialization efforts, we are dependent on Archemix or a third party’s experience in commercialization and ability to perform and we may also incur additional expenses for a third party to undertake commercialization efforts.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, rNAPc2, NU206, a thrombin inhibiting aptamer or other pre-clinical product candidates, or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

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

We do not currently have manufacturing facilities for clinical or commercial production of our drug candidates and depend on contract research and manufacturing organizations. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates. Until recently, we have relied on Amgen to manufacture our clinical drug product, alfimeprase. We have entered into a definitive development and validation agreement with Avecia for the scale up and validation of the alfimeprase drug substance manufacturing process and have transitioned the process of its manufacture from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase drug substance. Additionally, we do not have an agreement in place for the manufacture of alfimeprase final drug product. We may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by Avecia and a final drug product manufacturer and that previously manufactured by Amgen. If Avecia and a final drug product manufacturer are unable to manufacture clinical or commercial grade alfimeprase for us, or we are unable to complete commercial arrangements with Avecia and a final drug product manufacturer, we may not have adequate supplies of alfimeprase to complete our clinical trials or to obtain regulatory approvals for alfimeprase on our anticipated schedule. Our drug candidates have never been manufactured on a commercial scale. We received a supply of rNAPc2 from Dendreon, which we have used in our research and development activities. When we deplete this existing supply, we will need to contract with a third party manufacturer to produce additional rNAPc2. Third-party manufacturers may not be able to manufacture these drug candidates at a cost or in quantities necessary to make them commercially viable.

In addition, if and when any of our other drug candidates, such as NU206, enter the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We will need to enter into contractual relationships with these or other organizations in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these relationships with third-party contract organizations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials, anticipated regulatory approval dates and time of product launch, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future clinical development collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our shares will decline.

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

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research, development and commercialization strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. We also rely on services provided by outside consultants. Attracting and retaining qualified outside consultants is competitive, and, generally, outside consultants can terminate their relationship with us at will. If we do not attract and retain qualified personnel, outside consultants and scientific collaborators, or if we experience turnover or difficulties recruiting new employees or outside consultants, our research, development and commercialization programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

We currently have limited sales, marketing and distribution capability. As the potential commercialization of our products approaches, we intend to hire marketing and sales personnel to enable us to participate in the commercialization of our products in the United States. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate qualifications and talent, our ability to generate product revenues will be adversely affected.

In September 2005, we relocated our corporate headquarters from Sunnyvale, California to San Carlos, California. This relocation has caused and could cause some of our employees to seek new employment with employers located closer to their homes. The loss of key employees could have a serious adverse effect on our operations.

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

We have not yet commercialized any of our in-licensed therapeutic product candidates. Moreover, we have not developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. We, or our collaboration partners, will need to obtain regulatory approval before releasing any drug products. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our in-licensed product candidates, and in our internal research programs in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such a determination process constitutes the first step in developing commercial products from our in-licensed product candidates and internal research programs. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing our in-licensed product candidates and our recombinant proteins under pre-clinical development. We may not be able to produce sufficient proteins for pre-clinical studies of our internally-generated product candidates. A commercially viable product may never be developed from our gene discoveries.

Our commercialization of products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	difficulties in manufacturing the product on a large scale;

•	difficulties in planning, coordinating and executing the commercial launch of the product;

•	difficulties in marketing, distribution or sale of the product;

•	competition from superior products; or

•	third-party patents that preclude us from marketing a product.

Our internal drug development programs are currently in the research stage or in pre-clinical development. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Our programs may not move beyond their current stages of development. Even if our internal research does advance, we will need to engage in certain additional pre-clinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities with respect to protein candidates and may not be successful in developing or commercializing such products.

Under our license and collaboration agreement with Bayer, we share the costs of global development of alfimeprase, with Nuvelo responsible for 60 percent of these costs and Bayer responsible for 40 percent. We and Bayer will manage the design and conduct of the global development program jointly, but in the event of a disagreement, we retain the right to make any final decision.

Under our collaboration with Archemix, Archemix leads development until the first dosing of a patient in a Phase 2 clinical trial, and thereafter, a joint steering committee will designate one party to lead development until commercialization. With respect to these arrangements, we run the risk that Bayer or Archemix may not pursue clinical development in a timely or effective manner.

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

Finally, even if a product candidate such as alfimeprase or rNAPc2 were approved for commercial sale, significant strategic planning and resources will be necessary to effectively coordinate commercial launch of the product in the approved indication or indications, and to effectively market, distribute and sell the product for use in the approved indication or indications. In addition, the marketing, distribution, sale and reimbursement of pharmaceutical products is heavily regulated, and we must comply with all such applicable laws and regulations, or incur costs, fees and other liabilities associated with non-compliance. If our or a collaboration partner’s commercial launch of a product approved for commercial sale were to be unsuccessful, or if we or a collaboration partner were to fail in our or their efforts to properly market, distribute or sell any product approved for sale, our business, financial condition and operating results would suffer significant harm.

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

Even if they are approved for marketing, our products, if any, may never achieve market acceptance among physicians, patients and the medical community. Our products, if successfully developed, will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical, medical device and biotechnology companies. Our products will also compete with new products currently under development by such companies and others. The degree of market acceptance of any products developed by us, alone, or in conjunction with our collaboration partners, will depend on a number of factors, including:

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

We are expanding our operations, and any difficulties managing this growth could disrupt our business.

The implementation of our business strategy requires us to expand our operations, which will place additional demands on our financial, administrative and information technology resources and increase the demands on our financial systems and controls. We have begun the process of hiring a commercial organization and putting the infrastructure in place to support a potential commercial launch of alfimeprase. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties. As our operations grow, we must expand and enhance our financial, administrative and information technology infrastructures. If we are unable to effectively manage the growth of our operations, we may not be able to implement our business strategy, and our financial condition and results of operations may be adversely affected.

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. We expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate, alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the acute PAO indication from product candidates being developed and/or marketed by PDL BioPharma, Inc. and Genentech.

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

Many of the companies developing competing products have significantly greater financial resources than we have. Many such companies also have greater expertise than we have, and may have greater expertise than our collaboration partners have, in discovery, research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

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

Third-party payers may deny coverage or offer inadequate levels of reimbursement if they determine that a prescribed product has not received appropriate clearances from the FDA or other government regulators, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary or inappropriate. If third-party payers deny coverage or offer inadequate levels of reimbursement, we may not be able to market our products effectively. We also face the risk that we will have to offer our products at prices lower than anticipated as a result of the current trend in the United States towards managed healthcare through health maintenance organizations. Currently, third-party payers are increasingly challenging the prices charged for medical products and services. Prices could be driven down by health maintenance organizations that control or significantly influence purchases of healthcare services and products. Existing U.S. laws, such as the Medicare Prescription Drug and Modernization Act of 2003, or future legislation to reform healthcare or reduce government insurance programs could also adversely affect prices of our approved products, if any. The cost-containment measures that healthcare providers are instituting and the results of potential healthcare reforms may prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results. In addition, to the extent that our products are marketed outside of the United States, foreign government pricing controls and other regulations may prevent us and our collaboration partners from maintaining prices for our products that are sufficient for us to realize profits and may otherwise significantly harm our business, financial condition and operating results.

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

We had net losses of $50.2 million in 2003, $52.5 million in 2004 and $71.6 million in 2005. As of December 31, 2005, we had an accumulated deficit of $327.7 million.

All of our product candidates are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. The process of developing our drug products will require significant additional research and development, pre-clinical testing, clinical trials and regulatory approvals.

These activities, together with general administrative and other expenses, are expected to result in operating losses for the foreseeable future. To date, we have not generated any revenues from product sales. We do not expect to achieve significant product sales or royalty revenue from product sales for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue pre-clinical research and clinical trials, apply for regulatory approvals, develop our drug candidates, expand our operations and develop systems that support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in developing our drug candidates, obtaining regulatory approvals and commercializing our products, and our operations may not be profitable even if any of our drug candidates are commercialized. We may never generate profits and, as a result, the market price of our common stock could decline.

Moreover, utilization of our net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions. It is possible that certain transactions that we have entered into, including our merger with Variagenics in January 2003, when considered in connection with other transactions, may result in a “change in ownership” for purposes of these provisions.

In January 2005, we entered into a lease agreement for 61,826 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our facility at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a significant charge to our earnings based on the remaining lease rental expense for this facility, reduced by the estimated income from sublease rental, if any. As of December 31, 2005, the remaining lease rental expense for this facility was $30.5 million. Similarly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if we sublease or otherwise exit this facility, we could also incur a significant charge to our earnings for the impairment of leasehold improvements related to this facility, based on the difference between their carrying value and fair value at the time of the sublease or exit. As of December 31, 2005, this difference was estimated to be $3.7 million.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	the success of our collaborative relationship with Bayer, in accordance with the alfimeprase license and collaboration agreement we entered into in January 2006;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, rNAPc2, NU206 and a thrombin inhibiting aptamer;

•	the cost of manufacturing our material for pre-clinical, clinical and commercial purposes;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and pre-clinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	our ability to use our common stock to repay an outstanding convertible promissory note to Affymetrix and our line of credit with Dr. George Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have and their progress in research, pre-clinical and clinical studies;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our licensing and collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

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

Historically, our stock price has been extremely volatile. Between January 1, 2005 and December 31, 2005, the price ranged between a high of $10.35 per share and a low of $5.75 per share, and between January 1, 2006 and February 28, 2006, the price ranged between a high of $18.71 per share and a low of $8.16 per share. The significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of the market for the common stock;

•	the experimental nature of our potential products;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, upon repayment of our outstanding convertible promissory note to Affymetrix, or upon repayment of our line of credit with Dr. George Rathmann;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles;

•	general market conditions; and

•	public concern with respect to our products.

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

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of February 28, 2006, we had 51,656,770 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and greater than five percent stockholders and unregistered shares held by non-affiliates. As of February 28, 2006, our directors, officers and greater than five percent stockholders held approximately 16.5 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

Under registration statements on Form S-8 under the Securities Act, as of February 28, 2006, we have also registered approximately 8,403,244 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in the 8,403,244 shares, as of February 28, 2006, are (i) 6,234,427 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 823,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 1,120,796 shares of our common stock reserved for future option grants under our 2004 Equity Incentive Plan, and (iv) 224,482 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of February 28, 2006, 3,026,040 of the shares issuable upon exercise of our outstanding options were exercisable. Once these shares are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of February 28, 2006, 1,786,685 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of February 28, 2006, $5.3 million of our common stock was issuable, at our option, to repay our convertible promissory note held by Affymetrix, Inc., including accrued interest, at a conversion price based on 90 percent of the average price of our common stock over a ten-day period ending two days prior to conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed ten percent of our market capitalization. Pursuant to registration rights we granted to Affymetrix, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock by Affymetrix may also result in significant downward pressure on the market price of our common stock.

As of February 28, 2006, $6.5 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

Under the August 2005 committed equity financing facility, or CEFF, that we entered into with Kingsbridge Capital Ltd., and related stock purchase and registration rights agreements, we may periodically sell up to $75.0 million in shares of our common stock to Kingsbridge over a three-year period, subject to certain conditions and restrictions. In November 2005, under this CEFF, we sold 653,103 shares for gross proceeds of $5.0 million, and in December 2005 sold 1,186,297 shares for gross proceeds of $9.4 million. We may sell the balance of $60.6 million of shares of our common stock over the remainder of the three-year term of the CEFF. Should we sell further securities under the CEFF, it could have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the market price of our common stock.

We will need to raise significant additional capital to finance the research, development and commercialization of our drug products. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock.

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

To mitigate the impact of currency exchange rate fluctuations on our cash outflows for certain foreign currency-denominated purchases, we have developed and implemented a foreign exchange risk management policy utilizing forward contracts to hedge against this exposure. For example, in the third quarter of 2005, we entered into $16.7 million of foreign exchange hedge contracts with Silicon Valley Bank in relation to our development and validation agreement with Avecia, pursuant to which we are required to make payments to Avecia in British pounds. Although we use forward contracts to reduce the impact of foreign currency fluctuations on our future results, these efforts may not be successful, and any such fluctuations could adversely affect our results of operations.

Recent accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. On December 16, 2004, the Financial Accounting

Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” also known as SFAS 123(R), an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize the fair value of employee stock options and other stock-based compensation as an expense. The statement eliminates the ability to account for share-based employee compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” also known as APB 25, and generally requires instead that such transactions be accounted for using a fair value-based method, such as Black-Scholes, to fairly value stock options and recognize that value as an expense over the requisite service period. The standard is effective for us beginning in the fiscal year commencing January 1, 2006. For all periods prior to January 1, 2006, we have accounted for our stock-based employee compensation plans in accordance with APB 25. We expect that the adoption of SFAS 123(R) will have a material adverse impact to our results of operations.

The committed equity financing facility with Kingsbridge may not be available to us when we desire to draw upon it, may require us to make additional “blackout” payments to Kingsbridge, and may result in dilution to our stockholders.

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. In November 2005, under this stock purchase agreement, we sold 653,103 shares for gross proceeds of $5.0 million, and in December 2005 sold 1,186,297 shares for gross proceeds of $9.4 million. The balance of $60.6 million remains available for use by us over the remainder of the three-year period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq National Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

We are entitled in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the registration statement under which shares sold under the CEFF are registered for resale, thereby prohibiting Kingsbridge from selling shares. If we deliver a blackout notice in the 15 trading days following the settlement of a sale of shares under the CEFF, or if the registration statement is not effective in circumstances not permitted by our agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the market price of our common stock declines during a suspension of the registration statement, the blackout payment could be significant.

Should we sell additional shares to Kingsbridge under the CEFF, or issue shares in lieu of any blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the market price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to ten percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our share price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than ten percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

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

In December 2004, our board of directors approved an “Executive Change in Control and Severance Benefit Plan” for our executive officers and other eligible employees. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain of our eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted by us previously. All of our executive employees at the level of Vice President or above have been designated as participants in the plan and our board of directors may designate other eligible individuals as participants. The plan provides that, upon a change in control of the company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause, or constructively terminated, within one month preceding our change in control. If a participant is terminated without cause or constructively terminated one month before or one year after our change in control, he or she will also be entitled to certain cash severance and continued medical benefits. The change in control and severance benefits for certain of our employees provided for under this plan could make it more difficult and expensive, or less desirable, for a third party to acquire us, even if doing so would benefit our stockholders.

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

We currently have, or have in-licensed, issued patents and pending patent applications that include claims to our in-licensed clinical products. We obtained exclusive worldwide rights to alfimeprase from Amgen in October 2004. We obtained exclusive worldwide rights for all indications of rNAPc2 and all of the rNAPc molecules owned by Dendreon in February 2004. The United States government may claim a non-exclusive right to use rNAPc2 with respect to the treatment of hemorrhagic fever. We also currently have patents that cover some of our technological discoveries and patent applications that we expect to protect some of our gene, protein and technological discoveries. We will continue to apply for patents for our discoveries. We cannot assure you that any of our applications, or our licensors’ applications, will issue as patents, or that any patent issued or licensed to us will not be challenged, invalidated, circumvented or held unenforceable by way of an interference proceeding or litigation.

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

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages or licensing fees and limit our ability to sell some or all of our products.

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

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We may be required to obtain licenses to patents or other proprietary rights of others in order to conduct research, development or commercialization of some or all of our programs. We plan to seek licenses, as we deem appropriate, but it is possible that we may infringe upon these patents or proprietary rights of third parties. If we do not obtain these licenses, we may encounter delays in product market introductions, incur substantial costs while we attempt to design around existing patents or not be able to develop, manufacture or sell products. In response, third parties may assert infringement or other intellectual property claims against us. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties, which could adversely impact our product costs and have an impact on our business. Further, if we do obtain these licenses, the agreed terms may necessitate reevaluation of the potential commercialization of any one of our programs. Failing to obtain a license could result in litigation. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

Our research and development and production activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, patient tissue and blood samples. We, our collaborators and service providers, are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we, or our collaborators or service providers, fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations. In addition, our collaborators and service providers may be working with hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In January 2005, we entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California, which became our primary headquarters in September 2005. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. On March 10, 2006, the lease was amended to provide for the exercise of our expansion option over 7,624 square feet of rentable space.

We also lease approximately 140,000 square feet of space at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage. The lease on this space extends through May 2011.

Item 3.	Legal Proceeding

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

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

On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. We believe that any loss or settlement amount will not be material to our financial position or results of operations, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, it is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2005.

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

	High	Low
Year ended December 31, 2004
First quarter	$16.50	$10.36
Second quarter	13.20	7.57
Third quarter	10.44	6.77
Fourth quarter	11.23	8.36

Year ended December 31, 2005
First quarter	$10.33	$6.35
Second quarter	8.00	5.75
Third quarter	10.35	7.35
Fourth quarter	9.93	7.53

As of February 28, 2006, there were approximately 219 stockholders of record of our common stock, and the last sale price reported on The Nasdaq National Market for our common stock was $17.14 per share.

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

Information relating to compensation plans under which our equity securities are authorized for issuance is included in Item 12 of Part III of this Annual Report, which is incorporated by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2006 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

On August 4, 2005, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Ltd. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.0718 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during a 8 day pricing period. The value of the maximum number of shares we may issue in any pricing period shall be the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $2.50, or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. Under the terms of the CEFF, the maximum number of shares we may sell is 8,075,000 shares (exclusive of the shares underlying the warrant).

Under the CEFF, in November 2005 we sold 653,103 shares for gross proceeds of $5.0 million, and in December 2005 we sold 1,186,297 shares for gross proceeds of $9.4 million. Nuvelo is not obligated to sell any of the remaining $60.6 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF, and for the issuance of the warrant in consideration of such commitment.

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$545	$195	$1,024	$25,554	$24.550
Loss from continuing operations	(71,611)	(48,942)	(46,229)	(39,512)	(33,836)
Loss from discontinued operations, including loss on disposal	—	(3,547)	(3,958)	(5,466)	(2,636)
Net loss	$(71,611)	$(52,489)	$(50,187)	$(44,978)	$(36,472)
Basic and diluted net loss per share:
Continuing operations	(1.73)	(1.59)	(2.19)	(5.48)	(6.29)
Discontinued operations	—	(0.11)	(0. 18)	(0.76)	(0.49)
Total basic and diluted net loss per share	$(1.73)	$(1.70)	$(2.37)	$(6.24)	$(6.78)
Weighted average shares used in computing basic and diluted net loss per share	41,279	30,874	21,054	7,220	5,386

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$70,336	$50,625	$34,189	$2,225	$12,329
Working capital	40,850	45,261	25,772	(20,728)	(1,717)
Total assets	108,046	79,264	57,809	27,072	39,904
Bank loans	3,032	2,600	—	—	—
Notes payable	4,000	4,000	6,600	6,600	4,000
Capital lease obligations	22	1,079	3,070	2,242	4,734
Related party line of credit	5,042	7,792	10,542	10,000	—
Accumulated deficit	(327,659)	(256,048)	(203,559)	(153,372)	(108,394)
Total stockholders equity (deficit)	56,764	45,589	22,701	(4,564)	15,421

A factor affecting the comparability of information between 2004 and 2005 was our public offering in February 2005, in which an aggregate of approximately 9.8 million shares of common stock were sold for net proceeds of approximately $68.4 million.

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

We have included or incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K, and from time to time our management may make statements that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on our management’s current expectations and involve risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed in this Annual Report, including those set forth in this Item 7 as well as under “Item 1. Business” and “Item 1A. Risk Factors.” We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results unless required by law.

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. Our development pipeline includes three acute cardiovascular programs focused on alfimeprase, a direct-acting thrombolytic in Phase 3 clinical trials for the treatment of thrombotic-related disorders; rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex that is currently in Phase 2 clinical development for acute coronary syndrome, and a thrombin inhibiting aptamer for anticoagulation during medical procedures. We are also progressing an emerging oncology pipeline, which includes preclinical candidate NU206, for the potential treatment of chemotherapy/radiation therapy-induced mucositis and rNAPc2 for potential use in a variety of cancers based on its apparent role in the cellular signaling of both metastasis and angiogenesis. In addition, we expect to leverage our expertise in secreted proteins and cancer antibody discovery to further expand our pipeline and create additional partnering and licensing opportunities.

Alfimeprase

Our lead product candidate, alfimeprase, is a thrombolytic agent with a novel mechanism of action. It is a modified and recombinant version of fibrolase, a naturally occurring enzyme that directly and rapidly degrades fibrin, the protein that provides the structural scaffold of blood clots. Currently, we have two Phase 3 programs in progress for alfimeprase, one in patients with acute PAO and one in patients with occluded central venous catheters. In April 2005, we commenced the first of two trials in the alfimeprase Phase 3 acute PAO program, known as NAPA (Novel Arterial Perfusion with Alfimeprase). This program consists of two overlapping trials that will include a total of 600 patients between the two trials. The first trial in this program, NAPA-2, is a randomized, double-blind study comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients. The trial will be conducted in approximately 100 centers worldwide. The study’s primary endpoint is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated, including safety endpoints such as the incidence of bleeding, as well as pharmacoeconomic endpoints such as length of hospital and intensive care unit stay. We expect to complete enrollment in the NAPA-2 trial in the second half of 2006. The second Phase 3 trial, NAPA-3, is under a special protocol assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA), and will essentially replicate the NAPA-2 trial. Under an SPA, the FDA provides guidance on the design of a trial prior to its initiation. We expect to begin enrollment in the NAPA-3 trial in early 2006. We have been granted fast track designation by the FDA for alfimeprase in acute PAO. Fast track designation can potentially facilitate development and expedite review of biologics license applications. Fast track designation is reserved for new drugs that demonstrate the potential to address an unmet medical need and are intended for treatment of a serious or life-threatening condition. In addition, we have obtained orphan drug status for alfimeprase in the United States and Europe for the treatment of acute PAO, which may provide us with up to seven and ten years of market exclusivity in the United States and Europe, respectively, following market authorization.

In September 2005, we commenced the first of two multi-national trials in the alfimeprase Phase 3 catheter occlusion program, known as SONOMA (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase). The first trial is an efficacy study called SONOMA-2, which is a randomized, double-blind trial, comparing 3.0 mg of alfimeprase with placebo in 300 patients with occluded central venous catheters. Two-thirds of the patients will receive alfimeprase and the remainder will receive placebo. The study’s primary endpoint is restoration of function to occluded central venous catheters at 15 minutes. We expect to complete enrollment in the SONOMA-2 trial in the second half of 2006. The second study, known as SONOMA-3, is an open label, single-arm trial evaluating alfimeprase in 800 patients. This study’s primary endpoint is safety, although we will be evaluating efficacy in these patients as well. We began enrolling patients in this trial in February 2006.

We also intend to expand our alfimeprase pipeline by initiating a Phase 2 clinical trial in the second half of 2006 to evaluate the potential of alfimeprase for the treatment of ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat deep venous thrombosis (DVT).

In January 2006, we entered into a license and collaboration agreement with Bayer for the global development and commercialization of alfimeprase. Under this agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent. We retain all commercialization rights and profits from alfimeprase sales in the United States. We are eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that we received in January 2006, up to $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We expect to receive a $10.0 million development milestone fee in the second half of 2006 upon the initiation of a phase 2 trial for alfimeprase in ischemic stroke. In addition, Bayer will be responsible for 40 percent of the costs for global development programs. We will be responsible for 60 percent of the costs and will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program.

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen, in exchange for the future payment to Amgen of previously negotiated milestone payments and royalties. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005, we paid a $5.0 million milestone fee to Amgen in May 2005. Future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if or when any of these additional milestones will be achieved. Under our agreement with Bayer, we will continue to bear sole responsibility for these milestone payments and royalties owed to Amgen.

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. Under the terms of our license agreement with Amgen, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to Avecia. We are to pay Avecia fees totaling £12.9 million for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £2.9 million as a result of an amendment to the work program in December 2005 to provide for additional process development and validation work. Of the £12.9 million total commitment, £7.7 million ($13.6 million) had yet to be paid as of December 31, 2005.

rNAPc2

Our second drug candidate, rNAPc2, is a recombinant version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the factor VIIa and tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation and has also been shown to play a role in both metastasis, or the secondary growth of cancer cells, and angiogenesis, or the formation of new blood vessels, as they relate to tumor growth. In May 2005, we completed a Phase 2a double-blind, placebo-controlled clinical trial showing that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to ten micrograms/kg in patients being treated for ACS, including unstable angina, and non-ST segment elevation myocardial infarction. Additional data is now being generated from this Phase 2a trial based on surrogate endpoints, and we expect to present efficacy data sometime in 2006. Based on these encouraging results, we initiated a Phase 2 heparin-replacement trial with rNAPc2 in August 2005. This trial is expected to complete enrollment in the first half of 2006. In addition, we are investigating the potential of rNAPc2 as a cancer therapy.

We have obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into with them in February 2004. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), and incurred $5.6 million in expenses for this and related development costs in 2004 and $1.5 million for related development costs in 2005. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. A $2.0 million milestone for dosing of the first patient in a Phase 3 clinical trial may be achieved within the next 12 months, although we currently cannot predict if or when this or any other milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying future royalties to Dendreon depending on sales of rNAPc2.

Thrombin Inhibiting Aptamer

We continue to pursue the development of a thrombin inhibiting aptamer under a collaboration agreement entered into with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In September 2005, we concluded a Phase 1 clinical study for the first target molecule from this program, ARC183. This study evaluated the safety, tolerability, anticoagulation activity and titratability of ARC183 for potential use in acute cardiovascular settings such as CABG surgery. Preliminary results from the trial showed that administration of ARC183 resulted in a rapid onset of anticoagulation and demonstrated stable, dose-related anticoagulation activity and rapid self-reversal of drug effects after administration of the drug infusion ceased. However, the amount of drug needed to achieve the desired anticoagulation for use in CABG surgery resulted in a sub-optimal dosing profile. For that reason, we decided jointly with Archemix not to pursue further development of ARC183 and instead are pursuing optimized thrombin inhibiting aptamers.

In accordance with the terms of the agreement, we paid Archemix an upfront fee of $3.0 million and paid the first $4.0 million of costs associated with development. We and Archemix will equally share all development and commercialization costs in excess of $4.0 million. We incurred $7.7 million in expenses for the upfront fee and related development costs in 2004 and $2.6 million for related development costs in 2005. Archemix is initially responsible for leading development and for all clinical development activities through the dosing of the first patient in a Phase 2 study. Thereafter, we and Archemix will agree on leadership of clinical development and commercialization activities. We are required to pay Archemix total development milestone payments of up to $11.0 million, consisting of $10.0 million upon dosing of the first patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Archemix and us for IND-enabling studies. The milestone for designation of a backup compound may be achieved within the next 12 months, although we currently cannot predict if or when this or the $10.0 million milestone will be achieved.

NU206

Preclinical candidate, NU206, is a highly specific and potent gastrointestinal epithelial growth factor. We plan to initially pursue NU206 as a supportive cancer therapy, specifically to treat radiation and chemotherapy-induced mucositis in the gastrointestinal tract and expect to initiate a Phase 1 clinical program with NU206 in the second half of 2006.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd., for the development and commercialization of NU206. Under this agreement, we received a $2.0 million upfront cash payment from Kirin in April 2005, and we will lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 will be shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Financing and Facilities

In February 2006, we raised approximately $111.9 million in a public offering, after deducting underwriters’ fees and stock issuance costs of approximately $7.7 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share. We intend to use the net proceeds from this offering for the advancement of our drug candidates in clinical trials, the development of a commercialization infrastructure, capital expenditures, and to meet working capital needs. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions. In addition, under our lease agreement for our facilities at 985 Almanor Avenue, Sunnyvale, California, as amended, in February 2006 we paid The Irvine Company approximately $3.7 million from these proceeds, being ten percent of the net amount raised in excess of $75.0 million.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. We plan to use the net proceeds from any securities issued under this agreement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.07 per share. Under this facility, we sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005.

In February 2005, we raised $68.4 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $4.9 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share.

In January 2005, we entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California, which became our primary headquarters in September 2005. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. The lease contains a tenant improvement allowance of $8.9 million, which was fully utilized in 2005. On March 10, 2006, the lease was amended to provide for the exercise of our expansion option over 7,624 square feet of rentable space. The amendment allows for a tenant improvement allowance of $1.0 million.

Results of Operations

Nuvelo’s core business is to discover, develop and commercialize novel acute cardiovascular and cancer therapies. The following results of operations include those of both Nuvelo and Callida Genomics, Inc. (Callida), through its disposal on December 3, 2004. The results of Callida have been reclassified to discontinued operations for all periods presented.

Contract Revenues

Contract revenues were $0.5 million in 2005, compared to $0.2 million in 2004 and $1.0 million in 2003. The $0.3 million increase in 2005 from 2004 was primarily due to the recognition of revenue from the one-time upfront fee of $2.0 million received from Kirin under the NU206 collaboration agreement, which was deferred and is being recognized on a straight-line basis over the related performance period. The $0.8 million decrease in 2004 from 2003 was primarily due to $0.5 million of deferred revenues recognized in 2003 from the $4.0 million license payment received from Affymetrix as part of the October 2001 settlement of all our outstanding litigation with Affymetrix, with no corresponding amount in 2004.

We expect revenues to increase significantly during 2006, due to the recognition of revenue from the upfront license fee of $50.0 million received from Bayer in January 2006. This amount will be recognized on a straight-line basis over the related performance period. In addition, we expect to record revenues following the receipt of a $10.0 million milestone fee due from Bayer if we initiate a trial for alfimeprase in ischemic stroke in the second half of 2006. Our revenues may vary significantly from quarter to quarter as a result of this and other licensing or collaboration activities. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
	(In thousands)
Research and development	$57,778	$39,970	$30,014	45%	33%

Research and development (R&D) expenses, primarily consist of R&D personnel costs, clinical trial and drug manufacturing costs, license, collaboration and royalty fees and allocated facilities expenses. The expense for 2005 includes an adjustment of $0.6 million that was recorded subsequent to our earnings release dated February 27, 2006.

The $17.8 million increase in R&D expense in 2005 as compared to 2004 was primarily due to a $12.1 million increase in consulting and outside service expenses related to clinical trials, a $6.7 million increase in clinical trial supplies expense, largely from the use of alfimeprase drug product in clinical trials and from a $2.0 million write-off for drug product in excess of anticipated requirements, and a $3.8 million increase in R&D personnel expenses in support of these activities. These increases were partially offset by a $2.2 million decrease in license fees, primarily as a result of the difference between the $5.0 million milestone payment to Amgen in 2005 and the $7.0 million of license fees paid to Archemix and Dendreon in 2004.

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

R&D expenses included in the statement of operations for 2005 and since inception for our significant programs are as follows (including license and collaboration fees):

Program	2005	Since Inception
	(In millions)
Alfimeprase	$34.8	$61.6
rNAPc2	$1.5	$7.1
Thrombin inhibiting aptamer	$2.6	$10.3
NU206	$2.7	$2.7

We expect gross R&D expenses to increase significantly during 2006, as we intensify our alfimeprase Phase 3 clinical trial activity and increase alfimeprase manufacturing expenditures under our agreement with Avecia and future agreements with any other drug manufacturers. The increase will be partially offset by cost-sharing reimbursements from Bayer for 40 percent of alfimeprase-related global development spending.

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

General and Administrative Expenses

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
	(In thousands)
General and administrative	$15,801	$8,702	$15,069	82%	(42)%

General and administrative (G&A) expenses primarily consist of G&A personnel and consulting costs, including those related to pre-commercialization activities, professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

The $7.1 million increase in G&A expense in 2005 as compared to 2004 was primarily due a $2.4 million increase in G&A personnel costs and a $2.1 million increase in consulting and outside service expenses, as we build the infrastructure necessary to support our growth and begin preparations for the planned commercial launch of alfimeprase.

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

We expect G&A expenses to continue to increase in 2006 in order to support growth in our general operating activities and as we continue preparations for the planned commercial launch of alfimeprase.

Loss on Sale of Assets

Losses on sales of assets were $4,000 in 2005, compared to $0.2 million in 2004 and $1.2 million in 2003. The $1.0 million decrease in 2004 was primarily due to the $1.2 million write-off in 2003 of Humboldt Court leasehold improvements in connection with our decision not to exercise a purchase option in April 2003 related to an early lease termination agreement executed in November 2002.

Interest and Other Income (Expense), net

We had net interest and other income of $1.4 million in 2005, compared to net interest and other expense of $0.3 million in 2004 and $0.9 million in 2003. The $1.7 million increase in the net amount for 2005 as compared to 2004 was primarily due to decreased amortization of premiums/discounts related to our investment balances. The $0.6 million decrease in net expense for 2004 as compared to 2003 was primarily due to the increase in interest income resulting from higher average cash and investment balances due to public offerings completed in October 2003 and March 2004, partially offset by increased amortization of premiums/discounts related to our investment balances.

Loss from Continuing Operations

Since our inception, we have incurred significant net losses, and as of December 31, 2005, our accumulated deficit was $327.7 million. During 2005, we incurred a net loss from continuing operations of $71.6 million as compared to $48.9 million in 2004 and $46.2 million in 2003. The $22.7 million increase in the loss from continuing operations in 2005 as compared to 2004 resulted primarily from increases in R&D expenses related to clinical trials and drug manufacturing for alfimeprase, the use of alfimeprase drug product as we progress our late-stage clinical trials and personnel costs in support of these activities, and higher general and administrative expenses incurred to build the infrastructure to support the company’s growth and begin preparations for the planned commercial launch of alfimeprase.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue development of our clinical stage drug candidates, alfimeprase and rNAPc2, our thrombin inhibiting aptamer program, and our preclinical stage drug candidate, NU206. In addition, we expect to incur significant costs as we continue preparations for the planned commercial launch of alfimeprase, further expand research and development of potential biopharmaceutical product candidates, potentially in-license other drug candidates, and continue to prosecute and enforce our intellectual property rights.

Loss from Discontinued Operations

On December 3, 2004, we sold our subsidiary, Callida Genomics, Inc. (Callida). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operating results of Callida have been reclassified to discontinued operations for all periods presented, with the related net losses being $3.5 million and $4.0 million in 2004 and 2003, respectively. The loss in 2004 includes a charge to our earnings of $1.6 million resulting from the sale of Callida, primarily representing the difference between the value of the convertible promissory notes received and the carrying value of Callida’s assets and liabilities on our balance sheet.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances at the end of 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
	(In thousands)
Cash and cash equivalents	$37,764	$16,811
Short-term investments	32,572	33,814

Cash, cash equivalents and short-term investments	$70,336	$50,625

Cash flows from operating, investing and financing activities in 2005, 2004 and 2003, including those from discontinued operations, were as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Net cash used in operating activities	$(59,035)	$(50,112)	$(45,066)
Net cash (used in) provided by investing activities	(1,175)	(13,576)	28,393
Net cash provided by financing activities	81,163	67,358	27,589

Net increase in cash and cash equivalents	$20,953	$3,670	$10,916

Cash, Cash Equivalents and Short-Term Investments

As of December 31, 2005, we had total cash, cash equivalents and short-term investments of $70.3 million, as compared to $50.6 million as of December 31, 2004. The increase of $19.7 million resulted primarily from net cash proceeds of $68.4 million from a public offering in February 2005 and $14.2 million from two draw-downs under the Kingsbridge CEFF in the fourth quarter of 2005, being offset by $59.0 million of cash used in operating activities and $4.9 million of payments on debt obligations in 2005.

In January 2006, we received a $50.0 million up-front cash payment from Bayer upon entry into the license and collaboration agreement for alfimeprase, and in February 2006, we raised approximately $111.9 million in a public offering, after deducting underwriters’ fees and stock issuance costs of approximately $7.7 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

As of December 31, 2005, all of our short-term investments in marketable securities have maturities of less than one year, and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

Our primary sources of liquidity to date have been cash from financing activities, collaboration receipts and our merger with Variagenics in January 2003. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In February 2005, we raised $68.4 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $4.9 million, from the sale of 9,775,000 shares of our common stock, including 1,275,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge, under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. As of December 31, 2005, we had $60.6 million remaining available under the CEFF, having sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005 under this facility.

In August 2004, we entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of our assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, which we were in full compliance with as of December 31, 2005. Proceeds may be used solely for working capital or other general business needs. In December 2004, we completed a $2.6 million initial draw-down from the term loan facility, the proceeds of which were used to repay a note for the same amount that was owed to AMB Property, LP in relation to the termination of a lease agreement for facilities at Humboldt Court in Sunnyvale, California. In March 2005, we completed a $1.5 million second draw-down from the term loan facility, with $0.6 million of these proceeds being used to pay off certain capital leases. On June 30, 2005, the remaining $1.9 million of the term loan facility expired unused. The $2.6 million draw-down is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005; the $1.5 million draw-down is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005.

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006. We have yet to draw-down any of the funds available under this revolving credit line. Of the $8.0 million total facility, $6.0 million is currently being used to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California. This letter of credit was increased from $4.0 million to $6.0 million in July 2005 in order to replace the guarantee provided by Dr. Rathmann to The Irvine Company. The remaining $2.0 million is being used partly as collateral for foreign exchange hedging contracts with SVB, and partly being available for working capital or other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, and would cause replacement collateral to be required for the items above.

Dr. Rathmann, a member of our board of directors and chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which we have drawn down $11.0 million, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of December 31, 2005, the remaining principal and accrued interest to date totaled $6.9 million, and the interest rate on the note on this date was 8.25%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2005, 818,347 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

We issued Affymetrix a five-year promissory note for $4.0 million in November 2001, bearing a fixed annual interest rate of 7.5%. Accrued interest will be paid with the final principal payment on November 13, 2006, unless both are repaid before then. As of December 31, 2005, the remaining principal and accrued interest to date totaled $5.2 million. The outstanding principal and interest under the note may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock at a price based upon 90% of the average price of our common stock over a 10-day period ending 2 days prior to the conversion. As of December 31, 2005, 700,011 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Cash Used in Operating Activities

Net cash used in operating activities was $59.0 million in 2005, compared to $50.1 million in 2004 and $45.1 million in 2003. The increase of $8.9 million in 2005 as compared to 2004 was primarily due to an increase in spending related to clinical trials and drug manufacturing for alfimeprase. The increase of $5.0 million in 2004 as compared to 2003 was primarily due to payments to Amgen of $8.5 million in relation to the termination of the collaboration agreement in October 2004, as well as total license and collaboration agreement fees of $3.5 million paid to Dendreon and Archemix, partially offset by the elimination of $6.3 million of expenses incurred in 2003 resulting from our merger with Variagenics in January 2003.

We expect gross operating spending to increase significantly during 2006, as we advance our alfimeprase Phase 3 clinical trial activity and increase alfimeprase manufacturing expenditures under our agreement with Avecia and future agreements with any other drug manufacturers, and incur additional general corporate expenses, including those for continued preparations for the planned commercial launch of alfimeprase. This increase in spending is expected to be offset by the $50.0 million up-front payment received from Bayer in January 2006 upon entry into our license and collaboration agreement for alfimeprase, the related 40 percent cost sharing reimbursements for global development spending, and a potential $10.0 million milestone fee due from Bayer if we initiate a trial for a stroke indication. Our future milestone payments under current agreements with Amgen, Dendreon and Archemix could total $69.5 million, although we currently cannot predict with any certainty if or when any of these milestones will be achieved.

Cash Used in / Provided by Investing Activities

Net cash used in investing activities was $1.2 million in 2005, compared to $13.6 million in 2004 and $28.4 million provided by investing activities in 2003. The net decrease of $12.4 million in 2005 as compared to 2004 was primarily due to an increase in cash provided by sales or maturities of investments. The net increase of $42.0 million in 2004 as compared to 2003 was primarily due to $25.7 million of cash received from the acquisition of Variagenics in 2003, and increased purchases of short-term investments as a result of cash raised from the public offering completed in March 2004, partially offset by an increase in proceeds from the subsequent sales or maturities of those investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $81.2 million in 2005, compared to $67.4 million in 2004 and $27.6 million in 2003. The amounts are primarily comprised of the net proceeds from public offerings of $68.4 million, $69.5 million and $26.5 million in 2005, 2004 and 2003, respectively, plus additional net cash proceeds of $14.2 million from two draw-downs under the Kingsbridge CEFF in 2005.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Item 1A. Risk Factors.” We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. We believe that we have adequate cash reserves to fund our operations for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2006	2007	2008	2009	2010	2011 and Thereafter	Total
Contractual obligations:
Operating lease obligations	$9,021	$9,292	$9,572	$8,822	$8,379	$8,984	$54,070
Bank loans (a)	1,695	1,420	126	—	—	—	3,241
Note payable (b)	5,239	—	—	—	—	—	5,239
Capital lease obligations (a)	12	14	—	—	—	—	26
Related party line of credit (c)	2,750	4,145	—	—	—	—	6,895
Facility restoration obligation (d)	—	—	—	—	—	509	509

Total contractual obligations	$18,717	$14,871	$9,698	$8,822	$8,379	$9,493	$69,980

(a)	Includes interest payments at fixed rates of interest.
(b)	Fixed interest of 7.5% per annum is accrued and due with the final loan payment in November 2006. Includes $1.2 million interest accrued as of December 31, 2005. The outstanding principal and interest may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock.
(c)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment in October 2007. Includes $1.9 million interest accrued as of December 31, 2005. The outstanding principal and interest may be repaid at any time upon mutual agreement, by conversion into shares of our common stock.
(d)	Includes estimated interest accretion at 7.25% per annum.

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

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as “clinical trial supplies”, a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied, (e.g., for alfimeprase, these include deep-vein thrombosis and stroke). We recognize clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. On a quarterly basis, we evaluate whether there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be written-off to research and development expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact to our financial condition and results of operations. In the fourth quarter of 2005, a non-cash write-off of $2.0 million was charged to research and development expense for drug product in excess of anticipated requirements.

Impairment or Disposal of Long-Lived Assets

Periodically, we determine whether any long-lived asset or related asset group has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount of the asset or asset group exceeds its fair value. Intangibles with determinable useful lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and we perform an annual impairment review regardless of any such events or changes. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets, our overall business strategy or market and economic trends. Events may occur that could cause us to conclude that impairment indicators exist and that certain long-lived assets or related asset groups are impaired, which may result in a significant adverse impact to our financial condition and results of operations. There were assessed to be no impairments to long-lived assets as of December 31, 2005.

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. We defer upfront refundable fees and recognize revenues upon the later of when they become non-refundable or when performance obligations are completed or considered perfunctory or inconsequential. In situations where we have no continuing performance obligations, or our continuing obligations are perfunctory or inconsequential, we recognize upfront non-refundable fees as revenues on the effective date of the related agreement. Upfront non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue ratably over the period until our performance obligations in relation to these fees become inconsequential. Revenues related to collaborative research agreements and government grants are generally recognized ratably over the term of the related agreement as the services are performed.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), we have elected to account for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Effective from the beginning of our 2006 fiscal year, we will be subject to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which will have a material adverse effect on our consolidated results of operations (see Recent Accounting Pronouncements below).

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

Foreign Currency Transactions and Contracts

We use foreign exchange forward contracts, and similar instruments, to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in foreign currency. Contracts for anticipated transactions are designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) at hedge inception, and are evaluated for effectiveness at least quarterly. We only hedge exposures that can be confidently identified and quantified, and do not enter into speculative foreign currency transactions. All contracts have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. The effective component of the hedge gains and losses are recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing is recognized immediately as a general and administrative expense.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statement of Financial Accounting Standards No. 123, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize the fair value of employee stock options and other stock-based compensation as an expense. The statement eliminates the ability to account for share-based employee compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that companies account for such transactions using a fair value based method, such as the Black-Scholes option pricing model, to fairly value stock options and recognize that value as an expense over the requisite service period. The standard is effective for us as of the beginning of the fiscal year commencing January 1, 2006. For all periods prior to January 1, 2006, we have accounted for our stock-based employee compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. We intend to adopt SFAS 123(R) using the modified prospective method. The adoption of SFAS 123(R) is expected to have a material adverse effect on our results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of the direct effects caused by a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Further, changes in depreciation, amortization or depletion methods for long-lived, non-financial assets are to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on our results of operations or financial condition.

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

•	We have exposure to changes in interest rates on our cash equivalents, which are held primarily in money market funds and debt securities with original maturities of 90 days or less, and that earn interest at variable rates.

•	Changes in interest rates do not affect interest income on our short-term investments as they are maintained in U.S. government agency and corporate debt and asset-backed securities with fixed rates and original maturities of less than 24 months.

•	Changes in interest rates do not affect interest income on any restricted cash we may hold, as it is generally maintained in commercial paper with fixed rates and original maturities of less than 90 days.

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

The table below summarizes the carrying amounts as of December 31, 2005 and 2004 and related average annual interest rates of our various financial instruments:

	2005 Average Rate	2005 Carrying Amount	2004 Average Rate	2004 Carrying Amount
		(In thousands)		(In thousands)
Cash equivalents	3.24%	$37,764	0.97%	$16,811
Short-term investments	2.71%	$32,572	1.49%	$13,814
Restricted cash	—%	$—	1.37%	$191
Bank loans	6.56%	$3,032	6.43%	$2,600
Notes payable	7.50%	$4,000	7.50%	$4,000
Capital lease obligations	12.59%	$22	10.18%	$1,079
Related party line of credit	7.19%	$5,042	5.38%	$7,792

Foreign Exchange Risk

Some payments to overseas suppliers of goods or services may be denominated in foreign currencies. Accordingly, as part of our corporate risk management strategy, we have implemented a policy of hedging significant foreign currency exposures that can be confidently identified and quantified, in order to mitigate the impact of currency rate fluctuations on our cash outflows. We do not enter into speculative foreign currency transactions. In July 2005, we entered into a development and validation with Avecia Ltd. under which payments for their services are denominated in British pounds. As a result, our financial results could be adversely affected by future increases in the British pound exchange rate. In order to reduce our exposure to fluctuations in the British pound prior to any payment made under this contract, we entered into a number of foreign currency forward hedging contracts in 2005, all maturing within one year and being designated as cash flow hedges under SFAS 133. The table below provides information about the open derivative contracts at December 31, 2005, with amounts in U.S. dollar equivalents (in thousands, except for average contract rate):

	December 31, 2005
	Notional Amount	Average Contract Rate	Fair Value - Gain (Loss)
British pounds	$9,959	0.57	$(150)

We have no investments denominated in foreign currencies, and therefore our investments are not subject to foreign currency exchange risk. However, at each quarter end, we may have liabilities for costs incurred by overseas providers that are denominated in foreign currencies that are not hedged because of their small size and/or short time until settlement. An increase or decrease in exchange rates on these unhedged exposures may affect our operating results.

Item 8.	Financial Statements and Supplementary Data

Nuvelo, Inc.’s financial statements and notes thereto appear on pages 61 to 90 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated balance sheets of Nuvelo, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvelo, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nuvelo, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Nuvelo, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nuvelo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nuvelo, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nuvelo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuvelo, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Francisco, California

March 15, 2006

NUVELO, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands, except share information)
ASSETS
Cash and cash equivalents	$37,764	$16,811
Short-term investments	32,572	33,814
Accounts receivable	72	271
Clinical trial supplies	12,261	12,637
Other current assets	3,096	2,462

Total current assets	85,765	65,995

Equipment, leasehold improvements and capitalized software, at cost	29,615	25,866
Accumulated depreciation and amortization	(14,450)	(19,818)

Equipment, leasehold improvements and capitalized software, net	15,165	6,048

Restricted cash	—	191
Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,445	2,359

Total assets	$108,046	$79,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,919	$3,107
Accrued employee liabilities	2,272	1,337
Accrued clinical trial and drug manufacturing costs	4,482	931
Deferred revenue	1,813	—
Current portion of deferred rent	17,105	8,259
Accrued interest	3,092	2,341
Current portion of bank loans	1,540	693
Current portion of notes payable	4,000	—
Current portion of capital lease obligations	9	966
Current portion of related party line of credit	2,750	2,750
Other current liabilities	2,933	350

Total current liabilities	44,915	20,734
Non-current portion of deferred rent	2,224	1,879
Non-current portion of bank loans	1,492	1,907
Non-current portion of notes payable	—	4,000
Non-current portion of capital lease obligations	13	113
Non-current portion of related party line of credit	2,292	5,042
Other non-current liabilities	346	—

Total liabilities	51,282	33,675

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2005 and 2004	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 44,149,456 and 32,228,732 issued and outstanding as of December 31, 2005 and 2004, respectively	44	32
Additional paid-in capital	384,629	301,811
Accumulated other comprehensive loss	(250)	(206)
Accumulated deficit	(327,659)	(256,048)

Total stockholders’ equity	56,764	45,589

Total liabilities and stockholders’ equity	$108,046	$79,264

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Contract revenues	$545	$195	$1,024

Operating expenses:
Research and development	57,778	39,970	30,014
General and administrative	15,801	8,702	15,069
Loss on sale or disposal of assets	4	167	1,225

Total operating expenses	73,583	48,839	46,308

Operating loss	(73,038)	(48,644)	(45,284)
Interest expense — related party	(450)	(481)	(557)
Interest expense — other	(554)	(880)	(846)
Interest income	2,158	2,893	747
Other income (expense), net	273	(1,830)	(289)

Loss from continuing operations	(71,611)	(48,942)	(46,229)
Loss from discontinued operations (including loss on disposal of $1,641 in 2004, net of tax of $0)	—	(3,547)	(3,958)

Net loss	$(71,611)	$(52,489)	$(50,187)

Basic and diluted net loss per share:
Continuing operations	$(1.73)	$(1.59)	$(2.19)
Discontinued operations	—	(0.11)	(0.18)

Total basic and diluted net loss per share	$(1.73)	$(1.70)	$(2.37)

Weighted average shares used in computing basic and diluted net loss per share	41,279	30,874	21,054

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Other Compre- hensive Loss	Accumu- lated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount
	(In thousands)
Balance at December 31, 2002	7,700	$8	$148,806	$(6)	$—	$(153,372)	$(4,564)

Components of comprehensive loss:
Net loss	—	—	—	—	—	(50,187)	(50,187)
Unrealized loss on available-for-sale securities	—	—	—	—	(15)	—	(15)

Comprehensive loss							(50,202)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	700	1	1,524	—	—	—	1,525
Issuance of common stock in connection with Variagenics merger	13,262	13	48,755	—	—	—	48,768
Warrants issued	—	—	192	—	—	—	192
Issuance of common stock upon cashless exercise of warrants	126	—	—	—	—	—	—
Issuance of common stock through a public offering in October 2003, net of issuance cost of $1,846	3,833	4	26,326	—	—	—	26,330
Deferred stock compensation in connection with Variagenics merger	—	—	322	(160)	—	—	162
Compensation expense related to stock option modifications	—	—	415	—	—	—	415
Amortization of deferred stock compensation	—	—	—	75	—	—	75
Market value adjustment of deferred stock compensation	—	—	(61)	61	—	—	—

Balance at December 31, 2003	25,621	$26	$226,279	$(30)	$(15)	$(203,559)	$22,701

Components of comprehensive loss:
Net loss	—	—	—	—	—	(52,489)	(52,489)
Unrealized loss on available-for-sale securities	—	—	—	—	(191)	—	(191)

Comprehensive loss							(52,680)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	267	—	1,148	—	—	—	1,148
Issuance of common stock upon exercise of warrants	241	—	1,199	—	—	—	1,199
Issuance of common stock upon cashless exercise of warrants	87	—	—	—	—	—	—
Issuance of common stock through a public offering in March 2004, net of issuance cost of $5,308	5,750	6	69,436	—	—	—	69,442
Issuance of common stock in connection with Dendreon license agreement	263	—	3,500	—	—	—	3,500
Compensation expense related to stock option modification	—	—	152	—	—	—	152
Consultant stock compensation expense	—	—	127	—	—	—	127
Market value adjustment of deferred stock compensation	—	—	(30)	30	—	—	—

Balance at December 31, 2004	32,229	$32	$301,811	$—	$(206)	$(256,048)	$45,589

Components of comprehensive loss:
Net loss	—	—	—	—	—	(71,611)	(71,611)
Unrealized loss on hedging instruments	—	—	—	—	(197)	—	(197)
Unrealized gain on available-for-sale securities	—	—	—	—	153	—	153

Comprehensive loss							(71,655)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	307	—	1,717	—	—	—	1,717
Issuance of common stock through a public offering in February 2005, net of issuance cost of $4,865	9,775	10	68,438	—	—	—	68,448
Issuance of common stock under Kingsbridge CEFF, net of issuance cost of $220	1,839	2	14,180	—	—	—	14,182
Fair value of warrant granted in connection with Kingsbridge CEFF	—	—	(2,078)	—	—	—	(2,078)
Compensation expense related to stock option modification	—	—	394	—	—	—	394
Consultant stock compensation expense	—	—	167	—	—	—	167

Balance at December 31, 2005	44,150	$44	$384,629	$—	$(250)	$(327,659)	$56,764

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(71,611)	$(52,489)	$(50,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,668	4,117	5,529
Loss on disposal of assets	4	167	1,225
Write-off of clinical trial supplies	1,984	—	—
Stock compensation expense	561	279	490
License expense	—	3,500	—
Change in deferred revenue	(187)	—	(565)
Change in fair value of warrant	(567)	—	—
Other non-cash items	(31)	—	192
Loss on disposal of discontinued operations	—	1,641	—
Changes in operating assets and liabilities:
Accounts receivable	199	70	2,210
Clinical trial supplies	(1,624)	(8,611)	(4,026)
Other current assets	(634)	(1,161)	650
Other non-current assets	(103)	(559)	2,010
Accounts payable	1,812	997	(1,976)
Accrued employee liabilities	935	574	(1,542)
Accrued clinical trial and drug manufacturing costs	3,551	(4,717)	5,646
Deferred revenue	2,000	—	40
Deferred rent	335	5,391	759
Accrued interest	751	781	856
Accrued license fee	—	—	(1,775)
Other current liabilities	922	(92)	(4,602)

Net cash used in operating activities	(59,035)	(50,112)	(45,066)

Cash flows from investing activities:
Sales or maturities of short-term investments	64,161	50,866	22,480
Purchases of short-term investments	(62,766)	(63,823)	(20,227)
Purchases of equipment, leasehold improvements and software capitalization	(2,570)	(664)	(320)
Proceeds from sale of assets	—	45	745
Cash received in conjunction with the acquisition of Variagenics, net of merger costs	—	—	25,715

Net cash (used in) provided by investing activities	(1,175)	(13,576)	28,393

Cash flows from financing activities:
Proceeds from release of restricted cash	191	310	1,355
Payment of promissory note	—	(2,600)	—
Proceeds from bank loans	1,500	2,600	—
Payments on bank loans	(1,068)	—	—
Payments on capital lease obligations	(1,057)	(1,991)	(2,318)
Proceeds from related party line of credit	—	—	1,000
Payments on related party line of credit	(2,750)	(2,750)	(458)
Proceeds from issuance of common stock from public offerings, net	82,630	69,442	26,485
Proceeds from issuance of common stock upon the exercise of options, warrants and under the employee stock purchase plan	1,717	2,347	1,525

Net cash provided by financing activities	81,163	67,358	27,589

Net increase in cash and cash equivalents	20,953	3,670	10,916
Cash and cash equivalents at beginning of year	16,811	13,141	2,225

Cash and cash equivalents at end of year	$37,764	$16,811	$13,141

Supplemental disclosures of cash flow information:
Interest paid	$250	$436	$535
Income taxes paid	$3	$7	$5
Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowance	$8,856	$—	$—
Capitalization of estimated future building restoration costs	$346	$—	$—
Fair value of warrant granted as deferred equity financing facility costs	$2,078	$—	$—
Cashless exercise of warrants	$—	$646	$1,208
Fair value of common stock, stock options and warrants issued and exchanged in connection with the acquisition of Variagenics	$—	$—	$48,768

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

Nuvelo, Inc. (“Nuvelo,” or the “Company”) was incorporated as “Hyseq, Inc.” in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, the Company merged with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts, and, in connection with the merger, changed its name to “Nuvelo, Inc.” On March 25, 2004, the Company was reincorporated from Nevada to Delaware. The Company’s wholly owned subsidiary, Hyseq Diagnostics, Inc., is inactive.

The Company is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes three acute cardiovascular programs focused on alfimeprase, rNAPc2 and a thrombin inhibiting aptamer, as well as an emerging oncology pipeline.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain prior period items have been reclassified to conform to the current year presentation. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in evaluating if there continues to be alternative future use or the need for reserves for alfimeprase clinical drug material, and in estimating goodwill and long-lived asset impairment, clinical trial accruals, stock-based compensation and in determining revenue recognition.

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

The Company currently relies on a sole source, Avecia Ltd., for the manufacture of alfimeprase drug substance, and did not have a manufacturing agreement in place for alfimeprase final drug product as of December 31, 2005. If Avecia and a final drug product manufacturer are unable to produce alfimeprase in the quantities and with the quality required, the Company may incur significant additional expenses, and efforts to complete clinical trials and obtain approval to market alfimeprase could be significantly delayed.

Cash Equivalents and Short-term Investments

Cash equivalents consist of money market funds and debt securities with original maturities of 90 days or less. Short-term investments consist of U.S. government agency and corporate debt and asset-backed securities with maturities of less than one year from the balance sheet date. The Company invests its excess cash in securities with strong ratings and has established guidelines relative to diversification and their maturity with the objective of maintaining safety of principal and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company classifies all cash equivalents and short-term investments as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and records investments at fair value, based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense in the statements of operations. Gross realized losses on available-for-sale investments were $3,000, $4,000 and $0, and gross realized gains were $0, $0 and $40,000, in 2005, 2004 and 2003, respectively.

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), the Company capitalizes clinical trial drug manufacturing costs as “clinical trial supplies”, a current asset on the balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied, (e.g., for alfimeprase, these include deep-vein thrombosis and stroke). The Company recognizes clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. On a quarterly basis, the Company evaluates whether there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be written-off to research and development expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements. In the fourth quarter of 2005, a non-cash write-off of $2.0 million was charged to research and development expense for material in excess of anticipated requirements.

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

Impairment or Disposal of Long-Lived Assets

Periodically, management determines whether any long-lived asset or related asset group has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount of the asset or asset group exceeds its fair value. Intangibles with determinable useful lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and the Company performs an annual impairment review regardless of any such events or changes. There were assessed to be no impairments to long-lived assets as of December 31, 2005.

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

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. Upfront refundable fees are deferred and recognized as revenue upon the later of when they become non-refundable or when performance obligations are completed or considered perfunctory or inconsequential. In situations where the Company has no continuing performance obligations, or the continuing obligations are perfunctory or inconsequential, upfront non-refundable fees are recognized as revenues on the effective date of the related agreement. Upfront non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as revenue ratably over the period until the performance obligations in relation to these fees become inconsequential. Revenues related to collaborative research agreements and government grants are generally recognized ratably over the term of the related agreement as the services are performed.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), the Company has elected to account for stock-based compensation to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123, as amended by SFAS 148. Stock options granted to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Company’s pro forma information for employee stock options, net of any related tax effects, is as follows (in thousands, except for per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(71,611)	$(52,489)	$(50,187)
Add: Stock-based employee compensation expense included in reported net loss	394	152	440
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,899)	(7,843)	(4,353)

Pro forma net loss	$(82,116)	$(60,180)	$(54,100)

Total basic and diluted net loss per share, as reported	$(1.73)	$(1.70)	$(2.37)
Pro forma basic and diluted net loss per share	$(1.99)	$(1.95)	$(2.58)

The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected volatility	0.71	0.94	0.95
Risk-free interest rate	4.11%	3.68%	2.53%
Dividend yield	—	—	—
Expected term of option	5.6 years	5.4 years	5.7 years

The fair value of employee purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected volatility	0.34	0.53	0.79
Risk-free interest rate	3.95%	2.75%	1.31%
Dividend yield	—	—	—
Expected term of option	0.25 years	1.0 years	1.0 years

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

Foreign Currency Transactions and Contracts

The Company has authorized the use of foreign exchange forward contracts, and similar instruments, to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in a foreign currency. Contracts for anticipated transactions are designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) at hedge inception, and are evaluated for effectiveness at least quarterly. The Company only hedges exposures that can be confidently identified and quantified, and does not enter into speculative foreign currency transactions. All contracts have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. The effective component of the hedge gains and losses are recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing is recognized immediately as a general and administrative expense.

Net Loss per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128) for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. In 2005, 2004 and 2003, outstanding options and warrants for 8,800,208, 6,283,461 and 4,567,501 shares of common stock, respectively, as determined using the treasury stock method, were not included in weighted average shares outstanding, as they were anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), an amendment of Statement of Financial Accounting Standards No. 123, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize the fair value of employee stock options and other stock-based compensation as an expense. The statement eliminates the ability to account for share-based employee compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and generally requires instead that companies account for such transactions using a fair value based method, such as the Black-Scholes option pricing model, to fairly value stock options and recognize that value as an expense over the requisite service period. The standard is effective for the Company as of the beginning of the fiscal year commencing January 1, 2006. For all periods prior to January 1, 2006, the Company has accounted for stock-based employee compensation plans in accordance with APB 25. SFAS 123(R) offers companies alternative methods of adopting this standard. The Company intends to adopt SFAS 123(R) using the modified prospective method. The adoption of SFAS 123(R) is expected to have a material adverse effect on the Company’s results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of the direct effects caused by a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Further, changes in depreciation, amortization or depletion methods for long-lived, non-financial assets are to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on the Company’s results of operations or financial condition.

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

The Company and Affymetrix sold the Callida stock in exchange for convertible promissory notes in the principal amount of $1.0 million, being $0.9 million for the Company, and $0.1 million for Affymetrix, and potential additional earn-out payments as described below. The notes are convertible into SBH Genomics’ preferred shares if SBH Genomics raises at least $2.0 million in venture capital financing within 4 years after the date of the closing. This preferred stock will be converted at the same price per share at which it is sold to the venture capital investors, and will be granted the same rights and preferences as those provided to the venture capital investors. If SBH Genomics fails to raise at least $2.0 million in venture capital financing within this period, the notes will become due and payable. No interest or principal are payable on the notes for two years from the closing date. Simple interest of prime plus 1% per annum will be payable in years three and four on a quarterly basis. Prime will be set as of the second anniversary of the sale and adjusted on the third anniversary. The patents and patent applications owned by Callida are collateral for the notes. As additional consideration for the sale of Callida to SBH Genomics, SBH Genomics will make earn-out payments equal to 2.5% of its net annual revenues in excess of $5.0 million from the sale of, or license under, certain Callida patents for a period of 10 years. The earn-out will initially be paid to Affymetrix, until the $4.0 million promissory note owed by the Company to Affymetrix has been fully paid (see Note 13), and thereafter will be split in the same ratio as the original ownership of Callida by the two entities.

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

4.    Merger with Variagenics, Inc.

On January 31, 2003, the Company completed its merger with Variagenics, Inc., a publicly traded company incorporated in Delaware. Variagenics developed molecular diagnostic tests by identifying genetic markers associated with response to cancer therapies, with the goal of optimizing patient care. Nuvelo and Variagenics merged because they believed the merger would benefit the stockholders of both companies by leveraging the companies’ assets and management to develop biotherapeutic, pharmacogenomic and molecular diagnostic products and accelerate revenue generation. As a result of the merger, Variagenics’ shareholders received approximately 13.2 million Company shares, at a purchase price of $48.6 million, net of transaction costs of $1.6 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based on the fair value of identifiable assets and liabilities (in thousands):

At January 31, 2003
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

The following unaudited pro forma financial information presents the combined results of the operations of Variagenics and the Company as if the merger had occurred on January 1, 2003 (in thousands, except per share data):

Year Ended December 31, 2003
Contract revenues	$1,063
Net loss	(50,236)
Total basic and diluted net loss per share	(2.39)

5.    Financial Instruments

Available-For-Sale Investments

The cost and fair value of the Company’s available-for-sale investments as of December 31, 2005 and 2004 is as follows (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,639	$—	$—	$12,639
U.S. government agencies	14,269	1	(21)	14,249
Corporate debt securities	32,805	4	(26)	32,783
Asset-backed securities	5,319	—	(11)	5,308

	$65,032	$5	$(58)	$64,979

Reported as:
Cash equivalents				$32,407
Short-term investments				32,572

				$64,979

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$11,940	$—	$—	$11,940
U.S. government agencies	4,141	—	—	4,141
Corporate debt securities	29,712	—	(181)	29,531
Asset-backed securities	4,308	—	(15)	4,283

	$50,101	$—	$(206)	$49,895

Reported as:
Cash equivalents				$16,081
Short-term investments				33,814

				$49,895

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2005
	Amortized Cost	Estimated Fair Value
Due in less than one year	$65,032	$64,979

The following is a summary of available-for-sale investments with unrealized losses and their related fair value by the period of time each investment has been in an unrealized loss position (in thousands):

	December 31, 2005
	Unrealized Losses	Estimated Fair Value
Unrealized loss position for less than one year	$58	$30,022

Due to the short maturities of investments, the type and quality of security held, the relatively small size of unrealized losses compared to fair value, and the short duration of such unrealized losses, the Company believes these unrealized losses to be temporary in nature.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturities of these instruments. The carrying amount of the Company’s debt instruments approximate fair value as their fixed interest rates approximate current market lending rates offered for similar debt instruments proposed by the Company’s current banking institution as of December 31, 2005. The carrying amount of the Company’s foreign exchange forward contracts approximate fair value as they are calculated based on quoted market prices as of December 31, 2005.

6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	December 31,
	2005	2004
Unrealized loss on hedging instruments	$(197)	$—
Unrealized loss on available-for-sale securities	(53)	(206)

Accumulated other comprehensive loss	$(250)	$(206)

7.    Equipment, Leasehold Improvements and Capitalized Software

Equipment, leasehold improvements and capitalized software, net, consist of the following (in thousands):

	December 31,
	2005	2004
Machinery, equipment and furniture	$7,847	$7,513
Computers and capitalized software	6,009	7,295
Leasehold improvements	15,759	11,058

	29,615	25,866
Less: accumulated depreciation	(14,450)	(19,818)

Equipment, leasehold improvements and capitalized software, net	$15,165	$6,048

Depreciation expense, including expense from discontinued operations, totaled $2.7 million, $3.7 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Equipment as of both December 31, 2005 and 2004 includes items under capital leases in the amount of $0.2 million, and related accumulated depreciation of $0.1 million. These leases are secured by the equipment leased thereunder.

8.    Patents and Licenses

Patent and license costs are incurred in connection with obtaining or licensing certain patents and the filing of patent applications, and are capitalized and amortized on a straight-line basis over each patent’s estimated useful life, which approximates 17 years. As of December 31, 2005 and 2004, the gross carrying amounts were $0.3 million and $0.7 million, respectively, and accumulated amortization of patent costs was $50,000 and $0.4 million, respectively. Patent and license amortization expense, including expense from discontinued operations, was $17,000, $0.4 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, impairment charges for patents of $0.2 million were recorded to loss on disposal of discontinued operations in the consolidated statement of operations for 2004, related to the disposal of Callida. Annual amortization expense for the next five years on existing balances as of December 31, 2005 is estimated to be $17,000 in each year.

9.    Borrowing Arrangements

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, with which the Company was in compliance as of December 31, 2005. Proceeds may be used solely for working capital or other general business needs.

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

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006. As of December 31, 2005, the Company has yet to draw-down any of the funds available under this revolving credit line. Of the $8.0 million total facility, $6.0 million is currently being used to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California. This letter of credit was increased from $4.0 million to $6.0 million in July 2005 in order to replace the guarantee provided by Dr. Rathmann to The Irvine Company (see Note 11). The remaining $2.0 million is being used partly as collateral for foreign exchange hedging contracts with SVB (see Note 14), and partly being available for working capital or other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, being 7.25% as of December 31, 2005, and would cause replacement collateral to be required for the items above.

Aggregate debt repayments for the next five years under long-term borrowings as of December 31, 2005 are as follows (in thousands):

	2006	2007	2008	2009	2010
Bank loans	$1,540	$1,367	$125	$—	$—
Note payable (Note 13)	4,000	—	—	—	—
Related party line of credit (Note 16)	2,750	2,292	—	—	—

Aggregate debt repayments	$8,290	$3,659	$125	$—	$—

10.    Capital Lease Obligations

The Company has financed equipment purchases through capital lease agreements. The capital lease obligations are to be repaid over a term of 60 months at interest rates ranging from 13.46% to 13.95% and are secured by the related equipment.

Minimum future payments under the capital lease agreements as of December 31, 2005 are as follows (in thousands):

Years Ending December 31,
2006	$12
2007	14
2008	—
2009	—
2010	—

Total capital lease payments	26
Less: Amount representing interest	(4)

Present value of future capital lease payments	22
Less: Current portion	(9)

Non-current portion	$13

11.    Commitments and Contingencies

Operating Leases

As of December 31, 2005, the Company had leases for two facilities under operating lease agreements, one expiring in May 2011 and one in August 2012. The related rent is being recognized as expense on a straight-line basis. Rent expense, including expense from discontinued operations, was $6.9 million, $7.3 million and $8.0 million in 2005, 2004 and 2003 respectively.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Years Ending December 31,
2006	$9,021
2007	9,292
2008	9,572
2009	8,822
2010	8,379
2011 and thereafter	8,984

Minimum rental commitments	$54,070

In January 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual increases of $0.07 per square foot per month. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space (see Note 19). The lease contains a tenant improvement allowance of $8.9 million, which was fully utilized in 2005, and has been recorded to leasehold improvements and deferred rent, with the respective balances being charged to depreciation and credited to rent expense over the lease term. In the event of the Company’s default under the lease, the landlord has the right to recover any damages to compensate for such default.

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

The Company has estimated that it will incur future restoration costs for the premises at 985 Almanor Avenue with a current fair value of $0.3 million. Under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” this amount has been recorded as an increase to both leasehold improvements and other non-current liabilities in the balance sheet. Depreciation and interest accretion expense charged during the year was immaterial.

In August 2002, the lease on the property at 985 Almanor Avenue was amended to provide for a rent deferral of $4.9 million over the subsequent three years, retroactive to June 1, 2002. The Company is currently repaying the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of $0.1 million. In October 2003, the lease was amended for a second time, to provide for an additional rent deferral of $2.9 million, to be repaid on May 30, 2011, the end of the lease term. In order to receive this rent deferral, the Company pre-paid $2.7 million of base rental payments in October 2003 to cover the nine-month period beginning October 1, 2003 and ending June 30, 2004, with no base rent being due for the period July 1, 2004 through March 30, 2005. Other agreement terms included the early reinstatement of the original rental rates if the Company successfully raised $75.0 million in a single public or private offering, with the remaining amount of rent deferred under both lease amendments up to that date becoming due immediately. In September 2005, a third amendment to the lease was entered into, which amended this provision so that if the Company raises $75.0 million or more in cash as a result of a single public or private offering, The Irvine Company will be paid the lesser of (i) 10% of any amount raised in excess of $75.0 million, or (ii) any remaining deferred rent obligation (see Note 19). The third amendment also required the Company to increase the letter of credit related to this lease from $4.0 million to $6.0 million (see Note 9), and released Dr. Rathmann from further obligations as a guarantor under the lease (see Note 16).

12.    Stockholders’ Equity

Preferred Stock

Since reincorporation as a Delaware corporation on March 25, 2004, the Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued. As of December 31, 2005 and 2004, there were no issued and outstanding shares of preferred stock.

In June 5, 1998, the Company’s Board of Directors adopted a rights plan and declared a dividend with respect to each share of common stock then outstanding. This dividend took the form of a right that entitles the holders to purchase one one-thousandth of a share of our Series A junior participating preferred stock at a purchase price that is subject to adjustment from time to time. These rights have also been issued in connection with each share of common stock issued after June 5, 1998. The rights are exercisable only if a person or entity or affiliated group of persons or entities acquires, or has announced its intention to acquire, 15% (27.5% in the case of certain approved stockholders) or more of the Company’s outstanding common stock. The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors. This rights agreement was amended on March 19, 2004, to reflect the Company’s reincorporation under Delaware law.

Common Stock

In February 2005, the Company raised $68.4 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $4.9 million, from the sale of 9,775,000 shares of common stock, including 1,275,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $7.50 per share. The Company intends to use the net proceeds from this offering for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital.

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. The warrant’s fair value on the date of grant of $2.1 million, being $5.94 per share, was recorded as a deferred financing cost to additional paid-in capital. The fair value was established using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 4.15%; contractual life of 5.5 years, and volatility of 82%. The opposing current liability has and will continue to be marked-to-market each quarter, with the change being recorded to general and administrative expenses. The fair value of the warrant as of December 31, 2005 was $1.5 million, and is included in other current liabilities in the balance sheet. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50, or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also requires the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, and to maintain its effectiveness. The registration statement was declared effective on October 13, 2005. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The Company sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005 under the CEFF, and may sell the balance of $60.6 million of common stock over the remainder of the three-year term of the CEFF.

Warrants

As of December 31, 2005, warrants to purchase 1,786,685 shares of common stock were outstanding at exercise prices ranging from $4.05 to $24.87, with a weighted average exercise price per share of $19.15. These warrants, which were granted as part of various financing and business agreements, expire at various times between August 2006 and February 2011. Warrants are recorded at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model. Any warrants recorded as liabilities as opposed to equity will be marked-to-market each quarter, as with the Kingsbridge warrants above.

Stock Option Plans

In May 2004, the Company adopted the 2004 Equity Incentive Plan, (2004 Plan), to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. Under the 2004 Plan, all awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan replaces all prior option plans (detailed below), which were terminated upon its adoption, with no new awards to be granted thereunder. A total of 7,204,085 common shares were initially reserved for issuance under the 2004 Plan, including up to 2,454,085 shares previously reserved for issuance under prior plans, and as of December 31, 2005 there were 1,198,843 shares reserved for future option grants. For stock options, the 2004 Plan requires that the exercise price of each option may not be less than the fair market value of a share of common stock on the date of grant, and in the case of incentive stock options granted to an owner of more than 10% of the total combined voting power of all classes of the Company’s stock (10% Owners), must have an exercise price equal to at least 110% of the fair market value on the date of grant. Options granted to employees generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. As of December 31, 2005, 5,380,435 options were outstanding under the 2004 Plan. The maximum term of any option granted under the 2004 Plan is ten years, provided that incentive stock options granted to 10% Owners must have a term not exceeding five years.

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan (Employee Plan). Options granted under the Employee Plan were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of not less than fair market value and non-statutory options were granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the Board of Directors. Options vest as determined by the Board of Directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2005, options to purchase 397,967 shares were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan), providing for periodic stock option grants to non-employee directors of the Company. Under the Directors Plan, each new, non-employee director received a one-time grant of options to purchase 7,680 shares of common stock, of which options to purchase 3,840 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically received options to purchase up to 1,920 shares each year (such that the amount received under the Directors Plan when added to all prior options granted to a director which vest in that year totaled 1,920) on the date of the annual meeting of the stockholders. Options under the Directors Plan were granted at the fair market value of the Company’s common stock on the date of the grant. In 2000, the Company’s stockholders approved an amendment to the Directors Plan that changed the method for determining the number of shares granted under the plan, and lengthened the vesting date for the new director’s initial and first annual grants of options. Under the amendment, the number of shares granted were equal to the lesser of the number determined by dividing $200,000 by the fair market value of the Company’s common stock on the date of grant, or 3,333 shares. The amendment also revised the vesting date for initial options that were granted when a new director joined the Company’s Board such that 50% of a new director’s option vest one year after the grant date and the other 50% vest two years after the grant date. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2005, options to purchase 90,713 shares were outstanding under the Directors Plan.

In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB/Consultant Plan) that provided for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allowed the Board of Directors to approve grants of stock options to consultants. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. At December 31, 2005, options to purchase 1,666 shares were outstanding under the SAB/Consultant Plan.

In August 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan), to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. The 2002 Plan authorized the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan required that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to 10% Owners. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2005, options to purchase 319,203 shares were outstanding under the 2002 Plan.

On January 31, 2003, in connection with the merger of Variagenics, Inc., the Company assumed Variagenics’ existing stock option plan, the Amended 1997 Employee, Director and Consultant Stock Option Plan (1997 Plan), by reserving and registering an additional 2,269,666 shares of common stock. The 1997 Plan authorized the grant of incentive and non-qualified stock options to employees, directors and consultants of the Company. Options generally vest ratably over three- to five-year periods and expire after 10 years if not exercised. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of December 31, 2005, no options to purchase shares were outstanding under the 1997 Plan.

In 1998, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 3,806 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $14.25 and $30.19 per share. The options vest over periods of up to four years. In February 2000, a director who was previously an officer of the Company was granted an option to purchase 333,333 shares of common stock at $95.06 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option became exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. In 2001, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 422,720 shares to five employee officers at prices between $29.87 and $37.69 per share as inducements to become employees of the Company. In August 2001, a director of the Company was granted an option to purchase 333,333 shares of common stock at $25.91 per share, the closing price on the day prior to the grant. As of December 31, 2005, 823,539 options issued outside of any of the Company’s stock option plans were outstanding.

The Directors Plan, the Employee Plan, the 2002 Plan, the 2004 Plan and the options granted to a director to purchase 666,666 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

In December 2004, the Company’s Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for executive officers and other eligible employees. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted previously. The plan provides that, upon a change in control of the Company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding a change in control. In addition, if a participant is terminated without cause or constructively terminated outside the context of change in control, he or she shall be credited with an additional year of vesting with respect to Nuvelo stock options and stock awards held. If a change in control occurs in the future, it is possible that material additional stock-based compensation expense could be incurred.

A summary of the Company’s stock option activity, and related information follows:

	Year Ended December 31,
	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	4,766,669	$18.77	2,680,170	$26.52	1,968,373	$36.33
Options assumed from Variagenics acquisition	—	$—	—	$—	1,576,356	$5.64
Options granted	3,232,000	$8.69	2,773,980	$9.76	755,873	$4.89
Options exercised	(243,065)	$5.34	(234,534)	$3.79	(641,918)	$2.07
Options canceled	(742,081)	$13.76	(452,947)	$17.23	(978,514)	$12.00

Options outstanding at end of period	7,013,523	$15.11	4,766,669	$18.77	2,680,170	$26.52

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 2.34 – $ 6.63	806,780	7.78	$5.78	507,366	$5.70
6.73 – 8.41	830,479	9.18	7.67	204,062	7.32
8.46 – 8.96	270,166	9.28	8.67	42,313	8.75
9.04 – 9.17	1,643,085	9.57	9.16	144,004	9.16
9.21 – 9.67	738,222	8.57	9.52	412,070	9.57
9.68 – 9.88	709,296	8.96	9.83	147,251	9.83
9.90 – 10.18	821,043	8.45	10.15	302,056	10.16
10.19 – 37.04	709,685	6.19	22.80	611,044	24.67
37.50 – 132.38	483,767	4.35	80.15	483,767	80.15
285.56 – 285.56	1,000	4.16	285.56	1,000	285.56

	7,013,523	8.31	$15.11	2,854,933	$24.05

The weighted-average grant date fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $5.58, $7.17 and $3.69, respectively.

Employee Stock Purchase Plan

The Company’s stockholders have approved an employee stock purchase plan, covering an aggregate of 250,000 shares of the Company’s common stock. Each quarter, an eligible employee may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first business day of the quarter or the last business day. In the year ended December 31, 2005, 63,332 shares of the Company’s stock were sold under the employee stock purchase plan at a weighted-average price of $6.64 per share. The weighted-average grant date fair values of the purchase rights granted during the years ended December 31, 2005, 2004 and 2003 were $7.81, $9.77 and $1.71 per share, respectively.

13.    Collaborative and Manufacturing Agreements

Amgen

In October 2004, Nuvelo obtained worldwide rights to develop and commercialize alfimeprase from Amgen, in exchange for the future payment to Amgen of previously negotiated milestone payments and royalties. In accordance with the terms of the license agreement, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to Nuvelo’s designated manufacturer, Avecia. Between January 2002 and October 2004, Nuvelo had been operating under a 50/50 cost/profit sharing collaboration agreement with Amgen, and recorded related expenses of $6.7 million in 2004 and $7.5 million in 2003. In connection with the termination of this agreement, the Company entered into an opt-out, termination, settlement and release agreement with Amgen, whereby the Company made a payment of $8.5 million to Amgen, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the agreement and was capitalized accordingly. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005, Nuvelo paid a $5.0 million milestone fee to Amgen in May 2005, which was charged to research and development expense. Future milestone payments under the license agreement could total as much as $35.0 million. The Company recognizes clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. Prior to shipment of alfimeprase from the drug manufacturing or storage facility, the Company reflects the manufacturing work in process as clinical trial supplies, a current asset on the balance sheet, which totaled $12.3 million and $12.6 million as of December 31, 2005 and 2004, respectively.

Avecia

In June 2005, Nuvelo entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. Nuvelo is to pay Avecia fees totaling £12.9 million for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £2.9 million as a result of an amendment to the work program in December 2005 to provide for additional process development and validation work. The milestone fees paid to date have been recorded as either research and development expenses in the income statement or clinical trial supplies in the balance sheet, depending on the nature of the expense. The Company is also paying certain related fees and expenses including the cost of supplies, materials, specified subcontracted work and equipment. The agreement does not cover the commercial manufacture of alfimeprase drug substance, but the Company and Avecia have agreed to negotiate in good faith towards the completion of a commercial supply agreement once Avecia has commenced the validation campaign. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Avecia if the Company breaches the agreement, and by the Company for any reason, subject in some cases to cancellation fees and penalties.

Dendreon

Nuvelo obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into with them in February 2004. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), and incurred $5.6 million in expenses for this and related development costs in 2004 and $1.5 million for related development costs in 2005. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. If rNAPc2 is commercialized, Nuvelo will also be responsible for paying future royalties to Dendreon depending on sales of rNAPc2.

Archemix

The Company continues to pursue the development of a thrombin inhibiting aptamer under a collaboration agreement entered into with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In accordance with the terms of the agreement, Nuvelo paid Archemix an upfront fee of $3.0 million and paid the first $4.0 million of costs associated with development. Nuvelo and Archemix will equally share all development and commercialization costs in excess of $4.0 million. The Company incurred $7.7 million in expenses for the upfront fee and related development costs in 2004 and $2.6 million for related development costs in 2005. Archemix is initially responsible for leading development and for all clinical development activities through the dosing of the first patient in a Phase 2 study. Thereafter, Nuvelo and Archemix will agree on leadership of clinical development and commercialization activities. Nuvelo is required to pay Archemix total development milestone payments of up to $11.0 million, consisting of $10.0 million upon dosing of the first patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Archemix and the Company for IND-enabling studies.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In March 2005, Nuvelo entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd., for the development and commercialization of NU206. Under this agreement, the Company received a $2.0 million upfront cash payment from Kirin in April 2005, which was deferred and is being recognized on a straight-line basis over the related performance period. Nuvelo will lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 will be shared 60 percent by Nuvelo and 40 percent by Kirin. If this agreement is terminated, or Kirin or Nuvelo elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure. Research and development expenses of $2.7 million were recorded in 2005 in relation to this collaboration.

The 2001 collaboration agreement with Kirin for the research and development of secreted proteins expired December 31, 2005, in accordance with its terms. Nuvelo and Kirin are currently discussing the possibility of engaging in additional research and development of certain secreted proteins to be selected by both parties. The Company recorded research and development expenses of $0.3 million in 2005, $3.0 million in 2004, and $0.2 million in 2003, in relation to this collaboration.

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

Affymetrix paid a total of $8.0 million in cash to the Company at the close of the settlement. The $8.0 million payment comprised of two pieces. Firstly, Affymetrix made a license payment of $4.0 million in return for a non-exclusive license, without the right to grant sublicenses, under 11 U.S. patents and 30 U.S. patent applications and counterpart foreign patents and applications to make, use, sell, and import products in the non-universal array field. The remaining deferred revenues of $0.5 million from the original $4.0 million license payment was recognized in 2003.

Secondly, Affymetrix made a loan to the Company of $4.0 million in the form of a 5-year promissory note bearing annual interest of 7.5%, for the Company’s cash investment in Callida. Consequent to the sale of Callida, the note is collateralized by the $0.9 million promissory note issued by SBH Genomics to the Company, patents and patent applications transferred to SBH Genomics and any royalties payable by SBH Genomics related to them. Accrued interest will be paid with the final principal payment on November 13, 2006, unless both are repaid before then. As of December 31, 2005, the remaining principal and accrued interest to date totaled $5.2 million. The outstanding principal and interest under the note may be repaid in whole or in part at any time, at the Company’s option, by conversion into shares of Nuvelo’s common stock at a price based upon 90% of the average price of Nuvelo’s common stock over a 10-day period ending 2 days prior to the conversion. As of December 31, 2005, 700,011 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

14.    Foreign Currency Derivatives

In July 2005, the Company entered into a development and validation agreement with Avecia Ltd. under which payments for their services are denominated in British pounds. In order to reduce exposure to fluctuations in the British pound prior to any payment made under this contract, the Company entered into a number of foreign currency forward hedging contracts in 2005, all maturing within one year and being designated as cash flow hedges under SFAS 133. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. The contract currencies and duration reflect the anticipated foreign currency-denominated transaction details at inception, and effectiveness is calculated by affirming the probability of the transaction and comparing, on a spot-to-spot basis, the change in fair value of the hedge contract to the change in fair value of the forecasted transaction (the underlying hedged item). The effective component of hedge gains and losses is recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing is recognized immediately as a general and administrative expense. In 2005, an immaterial amount was recorded to general and administrative expense associated with the time value excluded from effectiveness testing. Should a hedge be de-designated or the hedge instrument terminated prior to recognition of the forecasted transaction, amounts accumulated in other comprehensive income (loss) will remain there until the hedged item impacts earnings. In the event the forecasted transaction is considered unlikely to occur or does not occur in the appropriate time frame, all gains and losses on the related hedge will be recognized immediately as a general and administrative expense.

As of December 31, 2005, the Company had notional amounts outstanding of £5.7 million ($10.0 million) on these contracts and the outstanding contracts had a negative fair value of $150,000, which is recorded in current liabilities in the balance sheet. The following table summarizes the activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges held by the Company during the period presented (in thousands):

Year Ended December 31, 2005
Balance at beginning of period	$—
Changes in fair value of derivatives, net	(191)
Reclasses to research and development expense from other comprehensive loss	(6)

Balance at end of period	$(197)

All of the $197,000 unrealized loss reported in accumulated other comprehensive loss at December 31, 2005 is expected to be reclassified to the income statement within 12 months.

15.    Income Taxes

The Company had no current state or federal income taxes for the years ended December 31, 2005, 2004, and 2003. The reconciliations between the amounts computed by applying the U.S. federal statutory tax rate of 34% to loss from continuing operations and the actual provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Loss from continuing operations	$(71,611)	$(48,942)	$(46,229)
Federal tax benefit at statutory rate	(24,348)	(16,640)	(15,718)
Current year net operating losses and temporary differences, for which a full valuation allowance is recorded	24,556	16,655	15,978
State taxes, net of federal benefit	3	16	4
Other permanent differences	(211)	(31)	(264)

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2005	2004	2003
Deferred tax assets:
Property and equipment	$2,337	$3,843	$2,535
Accruals and reserves	4,741	4,361	4,292
Net operating loss carryforwards	136,814	110,093	96,272
Research and other tax credit carryforwards	23,469	18,065	16,158
Capital loss carryforward — discontinued operations	3,152	3,152	—
Capitalized research and development costs	9,002	6,858	5,250
Stock-based compensation	3,492	3,485	5,070
Other	792	—	—
State taxes	1	8	2

Total deferred tax assets	183,800	149,865	129,579
Valuation allowance	(183,800)	(149,865)	(129,579)

Deferred tax assets, net of valuation allowance	$—	$—	$—

Deferred tax assets are reduced by a valuation allowance, as management believes that it is more likely than not that the deferred tax assets will not be realized. The net valuation allowance increased by $33.9 million, $20.3 million and $55.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $385.5 million and $98.5 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $12.0 million and $9.9 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2025, if not utilized. The State of California net operating losses will expire at various dates beginning in 2006 through 2015, if not utilized.

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

Approximately $13.3 million of the federal net operating losses and $7.2 million of the state net operating losses relate to deductions from stock-based compensation. No income statement benefit will result from the realization of these losses.

The tax benefit of approximately $5.0 million in deferred tax assets related to the merger with Variagenics will be treated as a reduction to goodwill and other intangible assets under the provisions of SFAS 109 when realized.

16.    Transactions with Related Parties

Dr. Rathmann, a member of the Company’s board of directors and chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million has been drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of December 31, 2005, the remaining principal and accrued interest to date totaled $6.9 million, and the interest rate on the note on this date was 8.25%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2005, 818,347 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

The personal guarantee that Dr. Rathmann had provided to The Irvine Company, related to the 985 Almanor Avenue facility lease, was terminated during 2005 (see Note 11).

17.    Segment and Geographic Data

Segment data

The Company is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company has only one reportable segment since the sale of its majority-owned subsidiary, Callida Genomics, Inc., in December 2004. Accordingly, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the consolidated financial statements. Reportable segments reflect the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development.

Geographic data

For geographical reporting, revenues are attributed to the geographical location where the customer or collaboration partner is located. Long-lived assets consist primarily of equipment, leasehold improvements and capitalized software and are attributed to the geographical location where the assets are located. Revenues and long-lived assets by geographical location were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues:
United States	$357	$195	$984
Japan	188	—	—
Germany	—	—	40

Total revenues	$545	$195	$1,024

Long-lived assets:
United States	$14,627	$6,048	$9,955
England	538	—	—

Total long-lived assets	$15,165	$6,048	$9,955

Revenues from collaborative agreements or other sources representing 10% or more of total revenues in each period were as follows:

	Year Ended December 31,
	2005	2004	2003
Source:
MTHFR technology sublicensing	66%	100%	18%
Kirin	34%	*	*
Affymetrix	*	*	51%
Celera Diagnostics	*	*	24%

*	less than 10%

18.    Legal Matters

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

On July 16, 2003, the Company’s Board of Directors approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. Nuvelo believes that any loss or settlement amount will not be material to the Company’s financial position or results of operations, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, it is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. The Company could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, the Company’s business could be harmed.

19.    Subsequent Events

In January 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare AG, or Bayer, for the global development and commercialization of alfimeprase. Under this agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent. Nuvelo retains all commercialization rights and profits from alfimeprase sales in the United States and is eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that was received in January 2006, up to $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. In addition, Bayer will be responsible for 40 percent of the costs for global development programs. Nuvelo will be responsible for 60 percent of the costs and will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program. Nuvelo will continue to bear sole responsibility for milestone payments and royalties owed to Amgen.

In February 2006, the Company raised approximately $111.9 million in a public offering, after deducting underwriters’ fees and stock issuance costs of approximately $7.7 million, from the sale of 7,475,000 shares of common stock, including 975,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share. As a result of this offering, in February 2006, the Company paid The Irvine Company $3.7 million towards the remaining deferred rent obligation under the terms of the related lease agreement (see Note 11).

On March 10, 2006, the lease on the property at 201 Industrial Road was amended to provide for the exercise of the Company’s expansion option over 7,624 square feet of rentable space (see Note 11). The amendment allows for a tenant improvement allowance of $1.0 million, and the related lease rental payments are expected to commence in the third quarter of 2006.

20.    Selected Quarterly Financial Data (Unaudited)

Summarized selected quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Contract revenues	$183	$123	$197	$42
Operating loss	(21,895)	(18,852)	(17,439)	(14,852)
Loss from continuing operations	(21,484)	(18,459)	(17,007)	(14,661)
Net loss	(21,484)	(18,459)	(17,007)	(14,661)
Basic and diluted net loss per share from continuing operations*	(0.50)	(0.44)	(0.40)	(0.39)
Total basic and diluted net loss per share*	(0.50)	(0.44)	(0.40)	(0.39)

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Contract revenues	$43	$54	$20	$78
Operating loss	(10,778)	(10,274)	(10,629)	(16,963)
Loss from continuing operations	(10,837)	(10,295)	(10,643)	(17,166)
Loss from discontinued operations	(2,145)	(574)	(317)	(512)
Net loss	(12,982)	(10,869)	(10,960)	(17,678)
Basic and diluted net loss per share from continuing operations*	(0.33)	(0.32)	(0.33)	(0.63)
Total basic and diluted net loss per share*	(0.40)	(0.34)	(0.34)	(0.65)

*	The sum of earnings per share for the four quarters may be different from the full year amount as a result of computing the quarterly and full year amounts based on the weighted average number of common shares outstanding in the respective periods.

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

Changes in Internal Control over Financial Reporting

We have recently completed our second annual company-wide assessment of our internal control over financial reporting as part of the process of complying with Section 404 of the Sarbanes-Oxley Act of 2002, and as a complement to our existing overall internal control over financial reporting. As a result, we have continued to improve the design and effectiveness of our internal control over financial reporting. We anticipate that improvements and changes will continue to be made. However, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2005 based on these criteria.

Our independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report included on page 62.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2006 Annual Meeting of Stockholders.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee did not approve the engagement of KPMG LLP for any non-audit services in 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated financial statements filed as part of this Report are listed under Part II, Item 8, page 60 of this Form 10-K.

2.	No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(16)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(23)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(27)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(23)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(31)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(23)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(23)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(4)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(17)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(23)

4.6	Hyseq Promissory Note in the principal amount of $4,000,000 dated November 13, 2001.(10)

4.7	Registration Rights Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.8	Pledge and Security Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.9	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(7)

4.10	Form of Warrant dated April 5, 2002.(13)

4.11	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

Exhibit Number	Description

4.12	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(33)

4.14	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(35)

4.15	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(35)

4.16	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.17	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.18	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(1)

10.2	Patent License Agreement dated June 7, 1994 between Arch Development Corporation and Hyseq, Inc.(1)

10.3	Stock Purchase Agreement dated May 28, 1997 for Series B Convertible Preferred Stock.(1)

10.4†	Stock Option Plan, as amended.(2)

10.5†	Employee Stock Purchase Plan, as amended and restated on December 14, 2004.(36)

10.6†	Non-Employee Director Stock Option Plan, as amended.(3)

10.7	Collaboration and License Agreement dated December 10, 1999 between Hyseq, Inc. and American Cyanamid Company.(5)

10.8†	Non-Qualified Employee Stock Purchase Plan.(6)

10.9†	Scientific Advisory Board/Consultants Stock Option Plan.(6)

10.10†	Employment and Confidential Information Agreement dated January 11, 2001 between Hyseq, Inc. and Dr. Ted W. Love.(7)

10.11	Lease dated April 30, 2001 between The Irvine Company and Hyseq, Inc.(8)

10.12	Form of Registration Rights Agreement dated August 28, 2001 between Hyseq, Inc. and the investors party thereto.(9)

10.13†	Stock Option Agreement dated February 1, 2000 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.14†	Stock Option Agreement dated August 21, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.15	Line of Credit Agreement dated August 6, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.16	Interference Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.17	Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.18†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(11)

Exhibit Number	Description

10.19†	Stock Option Agreement dated September 21, 2001 between Nuvelo, Inc. and Dr. George B. Rathmann.(10)

10.20†	Form of Non-Stockholder Approved Option Agreement for Officers.(11)

10.21	Registration Rights Agreement dated April 5, 2002 between Hyseq, Inc. and the investors party thereto.(13)

10.22	Collaboration Agreement dated of January 8, 2002 between Hyseq, Inc. and Amgen, Inc.(14)

10.23	Amendment No. 1 to Lease Agreement dated August 1, 2002 between Hyseq, Inc. and The Irvine Company.(15)

10.24	Form of Warrant Purchase Agreement, entered into January 8, 2002 between Hyseq, Inc. and Amgen, Inc.(12)

10.25	Securities Purchase Agreement dated April 5, 2002, among Hyseq, Inc. and the investors party thereto.(13)

10.26†	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan.(18)

10.27	Guarantee by George Rathmann in favor of AMB Property, L.P. dated October 1, 2002.(19)

10.28	Amendment to Amended and Restated Line of Credit dated November 9, 2002 between Hyseq, Inc. and Dr. George B. Rathmann.(19)

10.29†	Nuvelo, Inc. 2002 Equity Incentive Plan.(20)

10.30	Second Amendment to Lease dated October 21, 2003 by and between the Irvine Company and Nuvelo, Inc.(21)

10.31	Collaboration Agreement dated January 12, 2004 between Nuvelo, Inc. and Archemix Corp.(22)

10.32	License Agreement dated February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(22)

10.33	Amended and Restated Secreted Protein Development and Collaboration Agreement dated January 28, 2004 between Deltagen, Inc. and Nuvelo, Inc.(24)

10.34†	Nuvelo, Inc. 2004 Equity Incentive Plan.(36)

10.35†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.36†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.37†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(26)

10.38	Amendment No. 3 to Collaboration Agreement dated September 10, 2004 between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(26)

10.39	Loan and Security Agreement dated August 31, 2004 between Nuvelo, Inc., and Silicon Valley Bank.(26)

10.40†	Nuvelo, Inc. Executive Change in Control and Severance Benefit Plan.(28)

10.41§	Opt-Out, Termination, Settlement and Release Agreement dated October 29, 2004 between Nuvelo, Inc. and Amgen, Inc.(28)

10.42§	License Agreement dated November 3, 2004 between Nuvelo, Inc. and Amgen, Inc.(29)

Exhibit Number	Description

10.43	Lease Agreement dated January 11, 2005 between Nuvelo, Inc. and BMR-201 Industrial Road LLC.(29)

10.44§	Interim Agreement dated January 21, 2005 between Nuvelo, Inc. and Avecia Limited.(29)

10.45	Letter Agreement dated March 30, 2005 between Silicon Valley Bank and Nuvelo, Inc.(30)

10.46§	Collaboration Agreement dated March 31, 2005 between Kirin Brewery Company and Nuvelo, Inc.(31)

10.47	First Amendment to Lease dated May 10, 2005 between BMR-2001 Industrial Road LLC and Nuvelo, Inc.(32)

10.48	Development and Validation Agreement dated June 30, 2005 between Avecia Limited and Nuvelo, Inc.(36)

10.49	First Amendment to Loan and Security Agreement dated July 18, 2005 between Silicon Valley Bank and Nuvelo, Inc.(34)

10.50	Common Stock Purchase Agreement dated August 4, 2005 by and between Kingsbridge Capital Limited and Nuvelo, Inc.(35)

10.51	Third Amendment to Lease dated September 15, 2005 between The Irvine Company and Nuvelo, Inc.(38)

10.52†	2005 Base Salaries for Named Executive Officers.(34)

10.53	Separation agreement between Linda Fitzpatrick and Nuvelo, Inc. dated August 4, 2005.(39)

10.54†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2005 Fiscal Year.(40)

10.55†*	Offer Letter dated September 7, 2004 between Nuvelo, Inc. and Dr. Michael Levy.

10.56§*	License and Collaboration Agreement dated January 4, 2006 between Bayer Healthcare AG and Nuvelo, Inc.

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2005.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on December 5, 1997, File No. 333-41663.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on May 20, 1998, File No. 333-53089.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on March 20, 2000, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on May 21, 2001, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K/A, filed on May 9, 2002, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on May 15, 2002, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q/A, filed on July 22, 2002, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on November 8, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on February 7, 2003, File No. 333-103055.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 31, 2003, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on September 5, 2003, File No. 333-108563.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 14, 2003, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on February 19, 2004, File No. 000-22873.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed April 4, 2005, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed May 13, 2005, File No. 000-22873.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 21, 2005, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 8, 2005, File No. 000-22873.

(37)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(38)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2005, File No. 000-22873.

(39)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2005, File No. 000-22873.

(40)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 10, 2006, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on March 15, 2006.

NUVELO, INC.

By:	/s/ GARY S. TITUS
Gary S. Titus Vice President and acting Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted W. Love and Gary S. Titus, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc., in the capacities indicated, on March 15, 2006.

Signature	Title

/s/ TED W. LOVE Ted W. Love	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GARY S. TITUS Gary S. Titus	Vice President and acting Chief Financial Officer (Principal Financial Officer)

/s/ BARRY L. ZUBROW Barry L. Zubrow	Vice Chairman of the Board

/s/ MARY K. PENDERGAST Mary K. Pendergast	Director

/s/ MARK L. PERRY Mark L. Perry	Director

/s/ KIMBERLY POPOVITS Kimberly Popovits	Director

/s/ GEORGE B. RATHMANN George B. Rathmann	Director and Chairman Emeritus

/s/ BURTON E. SOBEL Burton E. Sobel	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(16)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(23)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(27)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(23)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(31)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(23)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(23)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(4)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(17)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(23)

4.6	Hyseq Promissory Note in the principal amount of $4,000,000 dated November 13, 2001.(10)

4.7	Registration Rights Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.8	Pledge and Security Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.9	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(7)

4.10	Form of Warrant dated April 5, 2002.(13)

4.11	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.12	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(33)

4.14	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(35)

4.15	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(35)

4.16	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.17	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.18	Reference is made to Exhibits 3.1 and 3.2.

Exhibit Number	Description

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(1)

10.2	Patent License Agreement dated June 7, 1994 between Arch Development Corporation and Hyseq, Inc.(1)

10.3	Stock Purchase Agreement dated May 28, 1997 for Series B Convertible Preferred Stock.(1)

10.4†	Stock Option Plan, as amended.(2)

10.5†	Employee Stock Purchase Plan, as amended and restated on December 14, 2004.(36)

10.6†	Non-Employee Director Stock Option Plan, as amended.(3)

10.7	Collaboration and License Agreement dated December 10, 1999 between Hyseq, Inc. and American Cyanamid Company.(5)

10.8†	Non-Qualified Employee Stock Purchase Plan.(6)

10.9†	Scientific Advisory Board/Consultants Stock Option Plan.(6)

10.10†	Employment and Confidential Information Agreement dated January 11, 2001 between Hyseq, Inc. and Dr. Ted W. Love.(7)

10.11	Lease dated April 30, 2001 between The Irvine Company and Hyseq, Inc.(8)

10.12	Form of Registration Rights Agreement dated August 28, 2001 between Hyseq, Inc. and the investors party thereto.(9)

10.13†	Stock Option Agreement dated February 1, 2000 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.14†	Stock Option Agreement dated August 21, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.15	Line of Credit Agreement dated August 6, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.16	Interference Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.17	Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.18†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(11)

10.19†	Stock Option Agreement dated September 21, 2001 between Nuvelo, Inc. and Dr. George B. Rathmann.(10)

10.20†	Form of Non-Stockholder Approved Option Agreement for Officers.(11)

10.21	Registration Rights Agreement dated April 5, 2002 between Hyseq, Inc. and the investors party thereto.(13)

10.22	Collaboration Agreement dated of January 8, 2002 between Hyseq, Inc. and Amgen, Inc.(14)

10.23	Amendment No. 1 to Lease Agreement dated August 1, 2002 between Hyseq, Inc. and The Irvine Company.(15)

10.24	Form of Warrant Purchase Agreement, entered into January 8, 2002 between Hyseq, Inc. and Amgen, Inc.(12)

10.25	Securities Purchase Agreement dated April 5, 2002, among Hyseq, Inc. and the investors party thereto.(13)

Exhibit Number	Description

10.26†	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan.(18)

10.27	Guarantee by George Rathmann in favor of AMB Property, L.P. dated October 1, 2002.(19)

10.28	Amendment to Amended and Restated Line of Credit dated November 9, 2002 between Hyseq, Inc. and Dr. George B. Rathmann.(19)

10.29†	Nuvelo, Inc. 2002 Equity Incentive Plan.(20)

10.30	Second Amendment to Lease dated October 21, 2003 by and between the Irvine Company and Nuvelo, Inc.(21)

10.31	Collaboration Agreement dated January 12, 2004 between Nuvelo, Inc. and Archemix Corp.(22)

10.32	License Agreement dated February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(22)

10.33	Amended and Restated Secreted Protein Development and Collaboration Agreement dated January 28, 2004 between Deltagen, Inc. and Nuvelo, Inc.(24)

10.34†	Nuvelo, Inc. 2004 Equity Incentive Plan.(36)

10.35†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.36†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.37†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(26)

10.38	Amendment No. 3 to Collaboration Agreement dated September 10, 2004 between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(26)

10.39	Loan and Security Agreement dated August 31, 2004 between Nuvelo, Inc., and Silicon Valley Bank.(26)

10.40†	Nuvelo, Inc. Executive Change in Control and Severance Benefit Plan.(28)

10.41§	Opt-Out, Termination, Settlement and Release Agreement dated October 29, 2004 between Nuvelo, Inc. and Amgen, Inc.(28)

10.42§	License Agreement dated November 3, 2004 between Nuvelo, Inc. and Amgen, Inc.(29)

10.43	Lease Agreement dated January 11, 2005 between Nuvelo, Inc. and BMR-201 Industrial Road LLC.(29)

10.44§	Interim Agreement dated January 21, 2005 between Nuvelo, Inc. and Avecia Limited.(29)

10.45	Letter Agreement dated March 30, 2005 between Silicon Valley Bank and Nuvelo, Inc.(30)

10.46§	Collaboration Agreement dated March 31, 2005 between Kirin Brewery Company and Nuvelo, Inc.(31)

10.47	First Amendment to Lease dated May 10, 2005 between BMR-2001 Industrial Road LLC and Nuvelo, Inc.(32)

10.48	Development and Validation Agreement dated June 30, 2005 between Avecia Limited and Nuvelo, Inc.(36)

10.49	First Amendment to Loan and Security Agreement dated July 18, 2005 between Silicon Valley Bank and Nuvelo, Inc.(34)

Exhibit Number	Description

10.50	Common Stock Purchase Agreement dated August 4, 2005 by and between Kingsbridge Capital Limited and Nuvelo, Inc.(35)

10.51	Third Amendment to Lease dated September 15, 2005 between The Irvine Company and Nuvelo, Inc.(38)

10.52†	2005 Base Salaries for Named Executive Officers.(34)

10.53	Separation agreement between Linda Fitzpatrick and Nuvelo, Inc. dated August 4, 2005.(39)

10.54†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2005 Fiscal Year.(40)

10.55†*	Offer Letter dated September 7, 2004 between Nuvelo, Inc. and Dr. Michael Levy.

10.56§*	License and Collaboration Agreement dated January 4, 2006 between Bayer Healthcare AG and Nuvelo, Inc.

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2005.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on December 5, 1997, File No. 333-41663.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on May 20, 1998, File No. 333-53089.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on March 20, 2000, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on May 21, 2001, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K/A, filed on May 9, 2002, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on May 15, 2002, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q/A, filed on July 22, 2002, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on November 8, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on February 7, 2003, File No. 333-103055.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 31, 2003, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on September 5, 2003, File No. 333-108563.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 14, 2003, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on February 19, 2004, File No. 000-22873.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed April 4, 2005, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed May 13, 2005, File No. 000-22873.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 21, 2005, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 8, 2005, File No. 000-22873.

(37)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(38)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2005, File No. 000-22873.

(39)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2005, File No. 000-22873.

(40)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 10, 2006, File No. 000-22873.

