Form 10-Q
period 2006-03-31
NUVELO INC
filed 2006-05-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer   ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On April 30, 2006: 51,803,771

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$166,010	$37,764
Short-term investments	34,264	32,572
Accounts receivable	59	72
Clinical trial supplies	14,572	12,261
Other current assets	10,699	3,096

Total current assets	225,604	85,765

Equipment, leasehold improvements and capitalized software, at cost	30,219	29,615
Accumulated depreciation and amortization	(15,208)	(14,450)

Equipment, leasehold improvements and capitalized software, net	15,011	15,165

Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,806	2,445

Total assets	$248,092	$108,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,578	$4,919
Accrued employee liabilities	1,482	2,272
Accrued clinical trial and drug manufacturing costs	3,754	4,482
Current portion of deferred revenue	3,640	250
Current portion of deferred rent	12,650	17,105
Accrued interest	3,264	3,092
Current portion of bank loans	1,540	1,540
Notes payable	4,000	4,000
Current portion of capital lease obligations	29	9
Current portion of related party line of credit	2,750	2,750
Other current liabilities	4,798	2,933

Total current liabilities	41,485	43,352

Non-current portion of deferred revenue	47,263	1,563
Non-current portion of deferred rent	2,346	2,224
Non-current portion of bank loans	1,107	1,492
Non-current portion of capital lease obligations	86	13
Non-current portion of related party line of credit	1,604	2,292
Other non-current liabilities	353	346

Total liabilities	94,244	51,282

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 51,801,087 and 44,149,456 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	52	44
Additional paid-in capital	501,284	384,629
Accumulated other comprehensive loss	(178)	(250)
Accumulated deficit	(347,310)	(327,659)

Total stockholders’ equity	153,848	56,764

Total liabilities and stockholders’ equity	$248,092	$108,046

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Contract revenue	$1,065	$42

Operating expenses:
Research and development	12,099	11,057
General and administrative	10,208	3,813
Loss (gain) on sale or disposal of assets	(7)	24

Total operating expenses	22,300	14,894

Operating loss	(21,235)	(14,852)
Interest expense — related party	(97)	(118)
Interest expense — other	(132)	(147)
Interest income	1,813	457
Other income (expense), net	—	(2)

Net loss	$(19,651)	$(14,662)

Basic and diluted net loss per share	$(0.40)	$(0.39)
Weighted average shares used in computing basic and diluted net loss per share	48,913	37,960

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,651)	$(14,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772	734
Loss (gain) on disposal of assets	(7)	24
Stock compensation expense	3,264	308
Change in fair value of warrant	2,877	—
Other non-cash items	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	13	235
Clinical trial supplies	(2,315)	1,102
Other current assets	(7, 603)	(551)
Other non-current assets	(365)	(52)
Accounts payable	(1,341)	(1,039)
Accrued employee liabilities	(790)	(518)
Accrued clinical trial and drug manufacturing costs	(728)	573
Deferred revenue	49,090	—
Deferred rent	(4,333)	1,386
Accrued interest	172	194
Other current liabilities	(948)	(93)

Net cash provided by (used in) operating activities	18,092	(12,359)

Cash flows from investing activities:
Sales or maturities of short-term investments	16,878	10,206
Purchases of short-term investments	(18,543)	(16,087)
Purchases of equipment, leasehold improvements and software capitalization	(504)	(56)
Proceeds from sale of assets	7	—

Net cash used in investing activities	(2,162)	(5,937)

Cash flows from financing activities:
Proceeds from bank loans	—	1,500
Payments on bank loans	(385)	—
Payments on capital lease obligations	(10)	(952)
Payments on related party line of credit	(688)	(688)
Proceeds from issuance of common stock from public offerings, net	112,010	68,524
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	1,389	69

Net cash provided by financing activities	112,316	68,453

Net increase in cash and cash equivalents	128,246	50,157
Cash and cash equivalents at beginning of period	37,764	16,811

Cash and cash equivalents at end of period	$166,010	$66,968

Supplemental disclosures of cash flow information:
Interest paid	$50	$83
Income taxes paid	$2	$2

Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowance	$—	$221
Acquisition of property and equipment under capital lease	$103	$—
Capitalization of estimated future building restoration costs	$7	$—

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. The accompanying financial information is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year.

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc., Nuvelo’s wholly owned and inactive subsidiary. All significant inter-company transactions and accounts have been eliminated on consolidation. Nuvelo is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes three acute cardiovascular programs focused on alfimeprase, rNAPc2 and a thrombin inhibiting aptamer, as well as an emerging oncology pipeline.

Use of Estimates

Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in evaluating if there continues to be alternative future use or the need for reserves for capitalized clinical drug material, and in estimating goodwill and long-lived asset impairment, clinical trial accruals, stock-based compensation and in determining revenue recognition.

Liquidity and Concentration Risk

The Company’s primary sources of liquidity are from financing activities and collaboration receipts. The Company plans to continue to raise funds through additional public and/or private offerings and collaboration activities in the future. The primary use of capital has been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments and spending on capital items.

The Company currently relies on a sole source, Avecia Ltd., for the manufacture of alfimeprase drug substance, and did not have a manufacturing agreement in place for alfimeprase final drug product as of March 31, 2006. If Avecia and a final drug product manufacturer are unable to produce alfimeprase in the quantities and with the quality required, the Company may incur significant additional expenses, and efforts to complete clinical trials and obtain approval to market alfimeprase could be significantly delayed.

Significant Accounting Policies

During the interim period, the Company has followed the accounting policies described in its Form 10-K for the fiscal year ended December 31, 2005. Additional detail has been added to the revenue recognition policy as a result of the entry into a license and collaboration agreement with Bayer HealthCare AG (Bayer) during the first quarter of 2006, and the stock-based compensation policy has been updated as a result of the adoption by the Company of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006. The updated policies are detailed hereunder.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company defers up-front refundable fees and recognizes revenues upon the later of when they become non-refundable or when performance obligations under the related agreement are completed or considered perfunctory or inconsequential. In situations where there are no continuing performance obligations, or continuing obligations are perfunctory or inconsequential, revenue is recognized for up-front non-refundable fees on the effective date of the related agreement. Up-front non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as revenue ratably over the term of the related agreement.

If we determine that separate elements do not exist in a revenue arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), all revenues from up-front licensing fees, milestones and contract manufacturing are recognized ratably over the term of the related agreement until the fair values of all undelivered elements of the arrangement are known. Once the fair values of all undelivered elements are known, the Company immediately recognizes any remaining deferred revenue from previously delivered elements, including milestones. All revenues from this point onwards are recognized when the associated earnings process is complete and when payment is reasonably assured.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company has elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the income statement over the related vesting periods, and prior period results are not restated.

The Company has selected the Black-Scholes option–pricing model as the most appropriate fair-value method for its stock-based awards. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the Company uses the graded-vested (multiple option) method for expense attribution and prior to January 1, 2006, recognized option forfeitures as they occurred. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using the straight-line (single option) method for expense attribution and now estimates forfeitures and only recognizes expense for those shares expected to vest. See Note 2 for a more detailed discussion of SFAS 123(R).

The Company accounts for compensation expense related to stock options granted to non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date in compliance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The compensation expense is amortized using the straight-line method.

2. Stock-Based Compensation

Stock Plans

In May 2004, the Company adopted the 2004 Equity Incentive Plan, (2004 Plan), to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan was amended and restated on May 24, 2005 and again on March 7, 2006. Under the 2004 Plan, all awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan replaces all prior option plans (detailed below), with no new awards to be granted under the prior plans. A total of 7,204,085 common shares were initially reserved for issuance under the 2004 Plan, including up to 2,454,085 shares previously reserved for issuance under prior plans, and as of March 31, 2006 there were 1,131,143 shares reserved for future option grants. For stock options, the 2004 Plan requires that the exercise price of each option may not be less than the fair market value of a share of common stock on the date of grant, and in the case of incentive stock options granted to an owner of more than 10% of the total combined voting power of all classes of the Company’s stock (10% Owners), must have an exercise price equal to at least 110% of the fair market value on the date of grant. The maximum term of any option granted under the 2004 Plan is 10 years, provided that incentive stock options granted to 10% Owners must have a term not exceeding 5 years. Options granted to employees generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. As of March 31, 2006, 5,326,930 options were outstanding under the 2004 Plan.

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan (Employee Plan). Options granted under the Employee Plan were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of not less than fair market value and non-statutory options were granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the Board of Directors. Options vest as determined by the Board of Directors (generally in four equal annual installments commencing one year after the date of grant), and expire 10 years from the date of grant. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of March 31, 2006, options to purchase 393,621 shares were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan), providing for periodic stock option grants to non-employee directors of the Company. Under the Directors Plan, each new, non-employee director received a one-time grant of options to purchase 7,680 shares of common stock, of which options to purchase 3,840 shares vest immediately, with the balance vesting in two equal allotments on the first and second anniversaries of joining the Board. All non-employee directors automatically received options to purchase up to 1,920 shares each year (such that the amount received under the Directors Plan when added to all prior options granted to a director which vest in that year totaled 1,920) on the date of the annual meeting of the stockholders. Options under the Directors Plan were granted at the fair market value of the Company’s common stock on the date of the grant. In 2000, the Company’s stockholders approved an amendment to the Directors Plan that changed the method for determining the number of shares granted under the plan, and lengthened the vesting date for the new director’s initial and first annual grants of options. Under the amendment, the number of shares granted were equal to the lesser of the number determined by dividing $200,000 by the fair market value of the Company’s common stock on the date of grant, or 3,333 shares. The amendment also revised the vesting date for initial options that were granted when a new director joined the Company’s Board such that 50% of a new director’s option vest one year after the grant date and the other 50% vest two years after the grant date. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of March 31, 2006, options to purchase 75,461 shares were outstanding under the Directors Plan.

In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB/Consultant Plan) that provided for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allowed the Board of Directors to approve grants of stock options to consultants. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. At March 31, 2006, options to purchase 1,666 shares were outstanding under the SAB/Consultant Plan.

In 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan), to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. The 2002 Plan authorized the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan required that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to 10% Owners. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after 10 years if not exercised. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of March 31, 2006, options to purchase 302,293 shares were outstanding under the 2002 Plan.

On January 31, 2003, in connection with the merger of Variagenics, Inc., the Company assumed Variagenics’ existing stock option plan, the Amended 1997 Employee, Director and Consultant Stock Option Plan (1997 Plan), by reserving and registering an additional 2,269,666 shares of common stock. The 1997 Plan authorized the grant of incentive and non-qualified stock options to employees, directors and consultants of the Company. Options generally vested ratably over three- to five-year periods. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of March 31, 2006, no options to purchase shares were outstanding under the 1997 Plan.

In 1998, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 3,806 shares of common stock to three non-employee directors and a scientific advisory board member at prices between $14.25 and $30.19 per share. The options vest over periods of up to four years. In February 2000, a director who was previously an officer of the Company was granted an option to purchase 333,333 shares of common stock at $95.06 per share, the closing price on the day prior to the grant, as an inducement to become an employee of the Company. This option became exercisable one-third upon the date of grant, one-third on the one-year anniversary and one third on the two-year anniversary of the date of grant. In 2001, the Company granted options outside of any of the Company’s stock option plans to purchase a total of 422,720 shares to five employee officers at prices between $29.87 and $37.69 per share as inducements to become employees of the Company. In August 2001, a director of the Company was granted an option to purchase 333,333 shares of common stock at $25.91 per share, the closing price on the day prior to the grant. As of March 31, 2006, 823,539 options issued outside of any of the Company’s stock option plans were outstanding.

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

The Company maintains an employee stock purchase plan (ESPP), covering an aggregate of 250,000 shares of the Company’s common stock. Each quarter, an eligible employee may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first business day of the quarter or the last business day. As of March 31, 2006, there were 224,482 shares available for issuance under the ESPP.

Stock-Based Compensation – Stock Options and ESPP

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Compensation cost is calculated on the date of grant using the fair value of the award as determined using the Black-Scholes option-pricing model, which requires assumptions to be made for the expected term of the awards, expected volatility of the Company’s stock price, risk-free interest rates and expected dividend yields. The Company then amortizes compensation cost for awards expected to vest over the related vesting periods, generally being four years for employee stock options.

For all option grants, the Company considers the contractual term and historical data to estimate future exercises and cancellations, including post-vesting termination behavior, and therefore the expected term of each option. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on the Company’s historic and expected dividend payouts. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of the Company’s common stock and option forfeitures were recognized as they occurred. The graded-vested (multiple option) method continues to be used for expense attribution of these options that were unvested as of January 1, 2006. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using a combination of historic and implied volatility of the Company’s common stock to derive expected volatility. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ form those estimates. The straight-line (single option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2006	2005
Expected term	5.41 years	5.59 years
Expected volatility	0.73	0.92
Risk-free interest rate	4.55%	3.91%
Expected dividend yield	—	—

The fair values of purchase rights granted under the Company’s ESPP during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2006	2005
Expected term	0.25 years	0.25 years
Expected volatility	0.81	0.39
Risk-free interest rate	4.60%	2.75%
Expected dividend yield	—	—

The Black-Scholes model requires the input of highly subjective assumptions, including the expected term of the stock-based award and expected stock price volatility. These assumptions listed above involve inherent uncertainties and are based on management’s best estimates and judgment. If other assumptions had been used, employee stock-based compensation expense could have been materially different from amounts recorded in the financial statements under SFAS 123(R) and disclosed on a pro forma basis under SFAS 123. In addition, under SFAS 123(R), the Company is required to estimate the expected forfeiture rate of awards and only recognize expense for those awards expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different from amounts recorded in the financial statements.

In the three months ended March 31, 2006, we granted 153,000 options with an estimated fair value of $1.5 million. Stock options granted in the three months ended March 31, 2006 and 2005 had an estimated weighted-average grant date fair value of $10.05 and $6.50, respectively. The estimated weighted-average grant date fair values of the purchase rights granted under the ESPP during the same periods were $5.58 and $1.76 respectively. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $1.4 million and $4,000, respectively.

For the three months ended March 31, 2006, the Company recorded $3.1 million of employee stock-based compensation expense related to stock options and ESPP purchase rights, of which $1.3 million and $1.8 million was recorded to research and development expense and general and administrative expense, respectively. Employee stock-based compensation expense of $0.2 million was recognized in the statements of operations for the three months ended March 31, 2005 under APB 25. Stock-based compensation expense related to non-employees was $0.2 million and $0.1 million in the three months ended March 31, 2006 and 2005, respectively. As a result of adopting SFAS 123(R), the Company’s net loss for the three months ended March 31, 2006 is $3.0 million higher than if it had continued to account for employee stock-based compensation under APB 25, as it did in the comparable prior year period. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.34 if SFAS 123(R) had not been adopted, compared to reported basic and diluted net loss per share of $0.40. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

A summary of the Company’s stock option activity for the three months ended March 31, 2006, and related information as of the period end, is as follows:

	Three Months Ended March 31, 2006
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 31, 2006
				(In thousands)
Options outstanding at beginning of period	7,013,523	$15.11
Options granted	153,000	$14.87
Options exercised	(157,713)	$7.92
Options forfeited	(82,911)	$8.46
Options expired	(2,389)	$27.17

Options outstanding at end of period	6,923,510	$15.35	8.09	$51,042
Options vested or expected to vest	6,923,510	$15.35	8.09	$51,042
Options exercisable at end of period	3,139,736	$22.65	7.08	$19,579

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$ 2.34 – $ 6.63	779,404	7.57	$5.79	594,839	$5.80
6.73 – 8.41	721,052	9.03	7.67	206,210	7.41
8.42 – 8.96	293,333	9.13	8.63	51,094	8.74
9.04 – 9.17	1,586,376	9.33	9.16	231,858	9.16
9.21 – 9.67	718,749	8.33	9.53	412,994	9.57
9.75 – 9.91	733,488	8.72	9.83	200,850	9.84
9.99 – 10.14	87,500	8.93	10.07	19,208	10.05
10.18 – 10.18	699,586	8.10	10.18	312,140	10.18
10.19 – 29.87	732,704	6.65	20.79	539,225	22.99
31.16 – 285.56	571,318	4.28	73.27	571,318	73.27

2.34- 285.56	6,923,510	8.09	$15.35	3,139,736	$22.65

The fair value of options vested in the three months ended March 31, 2006 and 2005 was $2.7 million and $2.6 million, respectively. The unamortized compensation expense related to unvested options as of March 31, 2006, excluding estimated forfeitures, was $16.6 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.52 years.

The following table illustrates the pro forma effect under SFAS 123 of options and ESPP purchase rights granted on the Company’s net loss and net loss per share in the three months ended March 31, 2005, net of related tax effects (in thousands, except for per share data):

Three Months Ended March 31, 2005
Net loss, as reported	$(14,662)
Add: Stock-based employee compensation expense included in reported net loss	178
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,908)

Pro forma net loss	$(17,392)

Basic and diluted loss per share:
Total basic and diluted net loss per share, as reported	$(0.39)
Pro forma basic and diluted net loss per share	$(0.46)

3. Comprehensive Loss

The components of comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(19,651)	$(14,662)
Unrealized gain on hedging instruments	45	—
Unrealized gain on available-for-sale securities	27	29

Comprehensive loss	$(19,579)	$(14,633)

4. Borrowing Arrangements

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, with which the Company was in compliance as of March 31, 2006. Proceeds may be used solely for working capital or other general business needs.

In December 2004, the Company completed a $2.6 million initial draw-down and in March 2005 completed a $1.5 million second draw-down from this facility. On June 30, 2005, the remaining $1.9 million of the facility expired unused. The $2.6 million draw-down is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005. The $1.5 million draw-down is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005.

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and to extend the facility through August 29, 2006. As of March 31, 2006, the Company has yet to draw-down any of the funds available under this revolving credit line. Of the $8.0 million total facility, $6.0 million is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and the remaining $2.0 million is being reserved in part as collateral for foreign exchange hedging contracts with SVB (see Note 8), with the remainder being available for working capital or other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, being 7.75% as of March 31, 2006, and would cause replacement collateral to be required for the items above.

5. Facilities Lease Agreement

In January 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual increases of $0.07 per square foot per month. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. The lease contains a tenant improvement allowance of $8.9 million, which was fully utilized in 2005, and has been recorded to leasehold improvements and deferred rent, with the respective balances being charged to depreciation and credited to rent expense over the lease term. In the event of the Company’s default under the lease, the landlord has the right to recover any damages to compensate for such default. On March 10, 2006, the lease on this property was amended to provide for the exercise of the Company’s expansion option over 7,624 square feet of rentable space. The amendment allows for a tenant improvement allowance of $1.0 million, and the related lease rental payments are expected to commence in the third quarter of 2006.

As a result of the entry into the above lease, a review for impairment of leasehold improvements at 985 Almanor Avenue in Sunnyvale, California took place in January 2005. As identifiable cash flows related to these assets are not independent of those of the Company as a whole, these assets were grouped with all the assets and liabilities of the Company for the purposes of the impairment review, and as a result, no impairment of these assets was identified, as the fair value of the net assets of the Company exceeds its carrying value. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the Company subleases or otherwise exits this facility, an impairment charge will be recorded based on the difference between the carrying value and fair value of the leasehold improvements at the time of the sublease or exit. The Company has estimated that it will incur future restoration costs for the premises at 985 Almanor Avenue with a current fair value of $0.4 million. Under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” this amount has been recorded as an increase to both leasehold improvements and other non-current liabilities in the balance sheet. Depreciation and interest accretion expense charged during the quarter was immaterial.

In August 2002, the lease on the property at 985 Almanor Avenue was amended to provide for a rent deferral of $4.9 million over the subsequent three years, retroactive to June 1, 2002. The Company is currently repaying the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005 in equal monthly installments of $0.1 million. In October 2003, the lease was further amended, to provide for an additional rent deferral of $2.9 million, to be repaid on May 30, 2011, the end of the lease term. In order to receive this rent deferral, the Company agreed to pre-pay $2.7 million of base rental payments in October 2003 to cover the nine-month period beginning October 1, 2003 and ending June 30, 2004, with no base rent being due for the period July 1, 2004 through March 30, 2005, and agreed to the early reinstatement of the original rental rates if the Company successfully raised $75.0 million in a single public or private offering, with the remaining amount of rent deferred under both lease amendments up to that date becoming due immediately. In September 2005, a third amendment to the lease was entered into to provide that if the Company raises $75.0 million or more in cash as a result of a single public or private offering, The Irvine Company will be paid the lesser of (i) 10% of any amount raised in excess of $75.0 million, or (ii) any remaining deferred rent obligation. As a result of the public offering in February 2006 (see Note 6), the Company paid The Irvine Company $3.7 million towards the remaining deferred rent obligation under the terms of this third amendment. The third amendment also required the Company to increase the letter of credit related to this lease from $4.0 million to $6.0 million (see Note 4), and released Dr. Rathmann from further obligations as a guarantor under the lease.

6. Common Stock

In February 2006, the Company raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of common stock, including 975,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. The warrant’s fair value on the date of grant of $2.1 million, being $5.94 per share, was recorded as a deferred financing cost to additional paid-in capital. The opposing current liability has and will continue to be marked-to-market each quarter, with the change being recorded to general and administrative expenses. The fair value of the warrant as of March 31, 2006 was $4.4 million, and is included in other current liabilities in the balance sheet. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50, or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, and to maintain its effectiveness. The registration statement was declared effective in October 2005. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005, and may sell the balance of $60.6 million of common stock over the remainder of the three-year term of the CEFF, subject to the above limitations.

7. Collaborative and Manufacturing Agreements

In January 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare AG (Bayer) for the global development and commercialization of alfimeprase. Under this agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. Nuvelo retains all commercialization rights and profits from alfimeprase sales in the United States and is eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that was received in January 2006, up to $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. The $50.0 million up-front cash payment was deferred upon receipt, and as the fair value of all undelivered elements under the agreement are currently not known, is being recognized as revenue on a straight-line basis over the term of the agreement, estimated to be through September 2020. In addition, Bayer is responsible for 40 percent of the costs for global development programs and Nuvelo is responsible for the remaining 60 percent of the costs. Nuvelo will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program. Nuvelo will continue to bear sole responsibility for milestone payments and royalties owed to Amgen.

In June 2005, Nuvelo entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. Nuvelo is to pay Avecia fees totaling £13.6 million ($23.8 million), for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £3.6 million ($6.3 million) as a result of amendments to the work program in December 2005 and March 2006 to provide for additional process development and validation work. The milestone fees paid to date have been recorded as either research and development expenses in the income statement or clinical trial supplies in the balance sheet, depending on the nature of the expense. The Company is also paying certain related fees and expenses including the cost of supplies, materials, specified subcontracted work and equipment. The agreement does not cover the commercial manufacture of alfimeprase drug substance, but the Company and Avecia have agreed to negotiate in good faith towards the completion of a commercial supply agreement once Avecia has commenced the validation campaign. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Avecia if the Company breaches the agreement, and by the Company for any reason, subject in some cases to cancellation fees and penalties.

Receivables from collaboration partners of $6.7 million and $1.2 million were included in other current assets in the balance sheets as of March 31, 2006 and December 31, 2005, respectively, and payables to collaboration partners of $0.5 million were included in accrued clinical trials and drug manufacturing costs in each balance sheet. Expenses reimbursable by collaboration partners are reflected as an offset to expenses in the accompanying statements of operations.

8. Foreign Currency Derivatives

In July 2005, the Company entered into a development and validation agreement with Avecia Ltd. under which Nuvelo’s payments to Avecia are denominated in British pounds. In order to reduce exposure to fluctuations in the British pound prior to any payment made under this contract, the Company has entered into a number of foreign currency forward hedging contracts, all maturing or having matured within one year, and all being designated as cash flow hedges under SFAS 133. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. At hedge inception, critical terms in the derivative contract that may not precisely match the contract over its life are evaluated for effectiveness using regression analysis. Ongoing effectiveness is calculated by affirming the probability of the transaction and comparing, on a spot-to-spot basis, the change in fair value of the hedge contract to the change in fair value of the forecasted transaction (the underlying hedged item). The effective component of hedge gains and losses is recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing is recognized immediately as a general and administrative expense. In 2005 and the three months ended March 31, 2006, immaterial amounts were recorded to general and administrative expense associated with the time value excluded from effectiveness testing. Should a hedge be de-designated or the hedge instrument terminated prior to recognition of the forecasted transaction, amounts accumulated in other comprehensive income (loss) will remain there until the hedged item impacts earnings. In the event the forecasted transaction is considered unlikely to occur or does not occur in the appropriate time frame, all gains and losses on the related hedge will be recognized immediately as a general and administrative expense.

As of March 31, 2006, the Company had notional amounts outstanding of £5.6 million ($9.8 million) on these contracts and the outstanding contracts were in a fair value loss position of $86,000, which is recorded in current liabilities in the balance sheet. The following table summarizes the activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges held by the Company during the period presented (in thousands):

Three Months Ended March 31, 2006
Balance at beginning of period	$(197)
Changes in fair value of derivatives, net	44
Reclasses to research and development expense from other comprehensive loss	1

Balance at end of period	$(152)

All unrealized losses reported in accumulated other comprehensive loss at March 31, 2006 are expected to be reclassified to the income statement within 12 months.

9. Transactions with Related Parties

Dr. Rathmann, a member of the Company’s board of directors and chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million has been drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of March 31, 2006, the remaining principal and accrued interest to date totaled $6.3 million, and the interest rate on the note on this date was 8.75%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of March 31, 2006, 371,972 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

10. Segment Information

The Company is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company has only one reportable segment, therefore all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the condensed consolidated financial statements. The reportable segment reflects the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development.

11. Subsequent Events

On May 5, 2006, the Company executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) that became effective on April 28, 2006, for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the agreement, the Company and Baxter will agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with current plans, Nuvelo expects to pay Baxter approximately $5.1 million, which will increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Baxter if Nuvelo breaches the agreement, and may be terminated by Nuvelo for any reason, subject in some cases to cancellation fees and penalties.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. Our development pipeline includes three acute cardiovascular programs: alfimeprase, a direct-acting thrombolytic in Phase 3 clinical trials for the treatment of thrombotic disorders; rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex that is currently in Phase 2 clinical development for acute coronary syndromes, and a program to develop a thrombin inhibiting aptamer for anticoagulation during medical procedures. We also are progressing an emerging oncology pipeline, which includes preclinical candidate NU206, for the potential treatment of chemotherapy/radiation therapy-induced mucositis, and rNAPc2, for potential use in a variety of cancers based on its apparent role in the cellular signaling related to metastasis and angiogenesis. In addition, we expect to leverage our expertise in secreted proteins and cancer antibody discovery to further expand our pipeline and create additional partnering and licensing opportunities.

Alfimeprase

Our lead product candidate, alfimeprase, is a thrombolytic agent with a novel mechanism of action. It is a modified and recombinant version of fibrolase, a naturally occurring enzyme that directly and rapidly degrades fibrin, the protein that provides the structural scaffold of blood clots. Currently, we have two Phase 3 programs in progress for alfimeprase, one in patients with acute peripheral arterial occlusion (PAO) and one in patients with occluded central venous catheters.

In April 2005, we commenced the first of two trials in the alfimeprase Phase 3 acute PAO program, known as NAPA (Novel Arterial Perfusion with Alfimeprase). This program consists of two trials known as NAPA-2 and NAPA-3. Both trials are randomized, double-blind studies comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients each. The primary endpoint is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated, including safety endpoints, such as the incidence of bleeding, and pharmacoeconomic endpoints, such as length of hospital and intensive care unit stay. Each trial is being conducted in approximately 100 centers worldwide. We expect to complete enrollment in the NAPA-2 trial in the second half of 2006. In April 2006, we began enrollment in the NAPA-3 trial, which is under a special protocol assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA). Under an SPA, the FDA provides guidance on the design of a trial prior to its initiation. Alfimeprase in acute PAO has received fast track designation from the FDA. Fast track designation can potentially facilitate development and expedite review of biologics license applications. Fast track designation is reserved for new drugs that demonstrate the potential to address an unmet medical need and are intended for treatment of a serious or life-threatening condition. In addition, we have obtained orphan drug status for alfimeprase in the United States and Europe for the treatment of acute PAO, which may provide us with up to seven and ten years of market exclusivity in the United States and Europe, respectively, following market authorization.

In September 2005, we commenced the first of two multi-national trials in the alfimeprase Phase 3 catheter occlusion program, known as SONOMA (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase). The first trial is an efficacy study called SONOMA-2, which is a randomized, double-blind study, comparing 3.0 mg of alfimeprase with placebo in 300 patients with occluded central venous catheters. Two-thirds of the patients will receive alfimeprase and the remainder will receive placebo. The study’s primary endpoint is restoration of function to occluded central venous catheters at 15 minutes. We expect to complete enrollment in the SONOMA-2 trial in the second half of 2006. The second trial, known as SONOMA-3, began patient enrollment in February 2006. This is an open label, single-arm study evaluating alfimeprase in 800 patients. This study’s primary endpoint is safety, although we will be evaluating efficacy in these patients as well.

We also intend to expand our alfimeprase development program by initiating a Phase 2 clinical trial in the second half of 2006 to evaluate the potential of alfimeprase for the treatment of acute ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat deep venous thrombosis (DVT).

In January 2006, we entered into a license and collaboration agreement with Bayer HealthCare AG (Bayer) for the global development and commercialization of alfimeprase. Under this agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. We retain all commercialization rights and profits from alfimeprase sales in the United States. We are eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that we received in January 2006, up to $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We expect to receive a $10.0 million development milestone fee in the second half of 2006 upon the initiation of a phase 2 trial for alfimeprase in acute ischemic stroke. In addition, Bayer is responsible for 40 percent of the costs for global alfimeprase development programs, and we are responsible for the remaining 60 percent of the costs. We will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program. In the first quarter of 2006, $5.6 million was billable to Bayer for our alfimeprase-related global development spending as a result of this cost-sharing arrangement.

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen Inc., in exchange for the future payment to Amgen of previously negotiated milestone payments and royalties. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005, we paid a $5.0 million milestone fee to Amgen in May 2005. Future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if or when any of these additional milestones will be achieved. Under our agreement with Bayer, we will continue to bear sole responsibility for these milestone payments and royalties owed to Amgen.

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. Under the terms of our license agreement with Amgen, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to Avecia. We are to pay Avecia fees totaling £13.6 million ($23.8 million), for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £3.6 million ($6.3 million), as a result of amendments to the work program in December 2005 and March 2006 to provide for additional process development and validation work. Of the total commitment, £6.4 million ($11.3 million) had yet to be paid as of March 31, 2006.

On May 5, 2006, we executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) that became effective on April 28, 2006, for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the agreement, we and Baxter will agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with current plans, we expect to pay Baxter approximately $5.1 million, which will increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Baxter if Nuvelo breaches the agreement, and may be terminated by us for any reason, subject in some cases to cancellation fees and penalties.

rNAPc2

Our second drug candidate, rNAPc2, is a recombinant, modified version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the factor VIIa and tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation and has also been shown to play a role in both metastasis, or local and distant spread of cancer cells, and angiogenesis, or the formation of new blood vessels, as they relate to tumor growth. In May 2005, we completed a Phase 2a double-blind, placebo-controlled clinical trial showing that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to ten micrograms/kg in patients being treated for ACS, including unstable angina, and non-ST segment elevation myocardial infarction. Additional data is now being generated from this Phase 2a trial based on surrogate endpoints, and we expect to present efficacy data sometime in 2006. Based on these encouraging results, we initiated a Phase 2 heparin-replacement trial with rNAPc2 in August 2005. This trial is expected to be completed in the second quarter of 2006 and we expect to present data from this trial at an appropriate medical meeting in the second half of this year. In addition, we are investigating the potential of rNAPc2 as a cancer therapy.

We have obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into with them in February 2004. Under the terms of the agreement, we paid Dendreon an up-front fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), and incurred $5.6 million in expenses for this and related development costs in 2004, and $1.5 million and $1.0 million for related development costs in 2005 and the three months ended March 31, 2006, respectively. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. A $2.0 million milestone for dosing of the first patient in a Phase 3 clinical trial may be achieved within the next 12 months, although we currently cannot predict if or when this or any other milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

Thrombin Inhibiting Aptamer

We continue to pursue the development of a thrombin inhibiting aptamer under a collaboration agreement entered into with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, in January 2004. In September 2005, we concluded a Phase 1 clinical study for the first target molecule from this program, ARC183. This study evaluated the safety, tolerability, anticoagulant activity and titratability of ARC183 for potential use in acute cardiovascular settings such as coronary artery bypass graft (CABG) surgery. Results from the trial showed that administration of ARC183 resulted in a rapid onset of anticoagulation and demonstrated stable, dose-related anticoagulant activity and rapid self-reversal of drug effects after the cessation of drug infusion. However, the amount of drug needed to achieve the desired anticoagulation for use in CABG surgery resulted in a sub-optimal dosing profile. For that reason, we decided jointly with Archemix not to pursue further development of ARC183 and instead are pursuing optimized thrombin inhibiting aptamers.

In accordance with the terms of the agreement, we paid Archemix an up-front fee of $3.0 million and paid the first $4.0 million of costs associated with development. We and Archemix are equally sharing all development and commercialization costs in excess of this initial $4.0 million. We incurred $7.7 million in expenses for the up-front fee and related development costs in 2004, and $2.6 million and $0.4 million for related development costs in 2005 and the three months ended March 31, 2006, respectively. Archemix is initially responsible for leading development and for all clinical development activities through the dosing of the first patient in a Phase 2 study. Thereafter, we and Archemix will agree on leadership of clinical development and commercialization activities. We are required to pay Archemix total development milestone payments of up to $11.0 million, consisting of $10.0 million upon dosing of the first patient in a Phase 2 trial and $1.0 million upon the designation of any backup compound selected by both Archemix and us for IND-enabling studies. The milestone for designation of a backup compound may be achieved within the next 12 months, although we currently cannot predict if or when this or the $10.0 million milestone will be achieved.

NU206

Preclinical candidate, NU206, is a highly specific and potent gastrointestinal epithelial growth factor. We plan to initially pursue NU206 as a supportive cancer therapy, specifically to treat radiation and chemotherapy-induced mucositis in the gastrointestinal tract and expect to initiate a Phase 1 clinical program with NU206 in the second half of 2006.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin), for the development and commercialization of NU206. Under this agreement, we received a $2.0 million up-front cash payment from Kirin in April 2005, and we lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Financing and Facilities

In February 2006, we raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share. We intend to use the net proceeds from this offering for the advancement of our drug candidates in clinical trials, the development of a commercialization infrastructure, capital expenditures, and to meet working capital needs. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions. In addition, under our lease agreement for our facilities at 985 Almanor Avenue, Sunnyvale, California, as amended, in February 2006 we paid The Irvine Company $3.7 million from these proceeds, being ten percent of the net amount raised in excess of $75.0 million.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. We plan to continue using the net proceeds from any securities issued under this agreement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.07 per share. As of March 31, 2006, we had $60.6 million remaining available under the CEFF, having sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005 under this facility.

Results of Operations

Contract Revenue

Contract revenues were $1.1 million in the three months ended March 31, 2006, compared to $42,000 in the corresponding periods of 2005. The increase was primarily due to the recognition of $0.8 million of revenue from the up-front license fee of $50.0 million received from Bayer in January 2006. The up-front license fee was recorded as deferred revenue upon receipt and is being recognized on a straight-line basis over the term of the agreement, estimated to be through September 2020, when the last significant alfimeprase-related patent expires. Any other amounts billable to Bayer for milestones achieved or for sales of alfimeprase to Bayer for use in their country-specific trials or commercial sale outside of the United States will be recognized on a similar basis, as will the associated cost of sales. Once the development of alfimeprase has been substantially completed, any remaining deferred revenue and expenses will be recognized at that point, and any milestones and sales of alfimeprase that are billable to Bayer after that point will be recognized as they are earned.

We expect revenues to increase significantly during 2006 as compared to 2005, due to the ongoing revenue recognition from this up-front license fee. In addition, we expect to record revenues following the receipt of a $10.0 million milestone fee due from Bayer if we initiate a Phase 2 trial for alfimeprase in acute ischemic stroke in the second half of 2006. Revenue from this milestone will be recognized on a straight-line basis over the remaining term of the agreement, as noted above. Our revenues may vary significantly from quarter to quarter as a result of this and other licensing or collaboration activities. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

Research and development (R&D) expenses, primarily consist of R&D personnel costs, including related stock-based compensation expense, clinical trial and drug manufacturing costs, license, collaboration and royalty fees and allocated facilities expenses.

R&D expenses were $12.1 million in the three months ended March 31, 2006, compared to $11.1 million in the corresponding period of 2005. The increase of $1.0 million was primarily due to a $4.6 million increase in consulting and outside service expenses related to clinical trials and drug manufacturing, and a $2.6 million increase in R&D personnel expenses in support of these activities, including $1.3 million of stock-based compensation expense related to the implementation of SFAS 123(R). These increases were largely offset by a $5.9 million increase in amounts billable to our collaboration partners under cost-sharing arrangements, primarily to Bayer, which is reimbursing 40 percent of alfimeprase-related global development spending.

R&D expenses included in the statement of operations for our significant programs, including license and collaboration fees, are as follows for the periods indicated:

Program	Three months ended March 31, 2006	Since Inception
	(In millions)
Alfimeprase	$4.9	$66.5
rNAPc2	1.0	8.1
Thrombin inhibiting aptamer	0.4	10.7
NU206	0.7	3.4

We expect R&D expenses excluding credits for cost-sharing to increase significantly during 2006 as compared to 2005, as we intensify our alfimeprase Phase 3 clinical trial activity and increase alfimeprase manufacturing-related expenditures. The increase will be partially offset by amounts billable to our collaboration partners under cost-sharing arrangements, including an estimated $30.0 million to Bayer for 2006 as a whole.

The timing, cost of completing the clinical development of any product candidate, and any potential future product revenues will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. We do not expect to generate any product sales revenue until we reach the commercialization stage for any of our drug products, if this ever occurs.

General and Administrative Expenses

General and administrative (G&A) expenses primarily consist of G&A personnel and consulting costs, including related stock-based compensation expense, professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $10.2 million in the three months ended March 31, 2006, compared to $3.8 million in the corresponding period of 2005. The increase of $6.4 million was primarily due to a $2.5 million increase in G&A personnel costs, including $1.8 million of stock-based compensation expense related to the implementation of SFAS 123(R), a $2.9 million charge related to the quarterly revaluation of the Kingsbridge warrant, and a $0.9 million increase in consulting and outside service expenses, primarily related to pre-commercialization activities for alfimeprase.

We expect G&A expenses to continue to increase in 2006 as compared to 2005 in order to support growth in our general operating activities and as we continue preparations for the planned commercial launch of alfimeprase.

Interest and Other Income (Expense), net

We had net interest and other income of $1.6 million in the three months ended March 31, 2006, compared to $0.2 million in the corresponding period of 2005. The $1.4 million increase was primarily due to an increase in interest income resulting from higher average cash and investment balances and applicable interest rates in the 2006 period.

Net Loss

Since our inception, we have incurred significant net losses, and as of March 31, 2006, our accumulated deficit was $347.3 million. During the three months ended March 31, 2006, we incurred a net loss of $19.7 million, compared to $14.7 million in the corresponding period of 2005. The $5.0 million increase resulted primarily from the increases in expenses noted above, partially being offset by higher revenues and interest income during the 2006 period.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue development of our clinical stage drug candidates, alfimeprase and rNAPc2, our thrombin inhibiting aptamer program, and our preclinical stage drug candidate, NU206. In addition, we expect to incur significant costs as we continue preparations for the planned commercial launch of alfimeprase, further expand research and development of potential biopharmaceutical product candidates, and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances as of the dates indicated were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$166,010	$37,764
Short-term investments	34,264	32,572

Cash, cash equivalents and short-term investments	$200,274	$70,336

Cash flows from operating, investing and financing activities in the periods indicated were as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$18,092	$(12,359)
Net cash used in investing activities	(2,162)	(5,937)
Net cash provided by financing activities	112,316	68,453

Net increase in cash and cash equivalents	$128,246	$50,157

Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2006, we had total cash, cash equivalents and short-term investments of $200.3 million, as compared to $70.3 million as of December 31, 2005. The increase of $130.0 million resulted primarily from net cash proceeds of $112.0 million from a public offering in February 2006 and from a $50.0 million up-front cash payment received from Bayer in January 2006 upon entry into the license and collaboration agreement for alfimeprase. These inflows were partially offset by other operating expenditures during the quarter.

As of March 31, 2006, all of our short-term investments in marketable securities have maturities of less than one year, and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

Our primary sources of liquidity are from financing activities and collaboration receipts. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In February 2006, we raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge, under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. As of March 31, 2006, we had $60.6 million remaining available under the CEFF, having sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005 under this facility.

We have a Loan and Security Agreement in place with Silicon Valley Bank (SVB) under which we have a fully-utilized term loan facility of $4.1 million, and an $8.0 million revolving credit line facility which expires on August 29, 2006. The term loan facility was utilized in two draw-downs, the first being for $2.6 million, which is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005; the second draw-down of $1.5 million is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005. We have yet to draw down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and $2.0 million is being reserved in part as collateral for foreign exchange hedging contracts with SVB, with the remainder being available for working capital or other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, and would cause replacement collateral to be required for the items above.

Dr. Rathmann, a member of our board of directors and chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which we have drawn down $11.0 million, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of March 31, 2006, the remaining principal and accrued interest to date totaled $6.3 million, and the interest rate on the note on this date was 8.75%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of March 31, 2006, 371,972 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

We issued Affymetrix a five-year promissory note for $4.0 million in November 2001, bearing a fixed annual interest rate of 7.5%. Accrued interest will be paid with the final principal payment on November 13, 2006, unless both are repaid before then. As of March 31, 2006, the remaining principal and accrued interest to date totaled $5.3 million. The outstanding principal and interest under the note may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock at a price based upon 90% of the average price of our common stock over a 10-day period ending 2 days prior to the conversion. As of March 31, 2006, 351,507 shares would be issuable to fully repay the principal and interest outstanding upon conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable if our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed 10% of our market capitalization.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $18.1 million in the three months ended March 31, 2006, compared to $12.4 million used in the corresponding period of 2005. The change of $30.5 million was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by increases in spending related to clinical trials and drug manufacturing for alfimeprase.

We expect operating spending, excluding cost-sharing reimbursements, to increase significantly during 2006 as compared to 2005, as we advance our alfimeprase Phase 3 clinical trials, increase manufacturing expenditures, and incur additional general corporate expenses, including those for continued preparations for the planned commercial launch of alfimeprase. This increase in spending will be offset by the $50.0 million up-front payment received from Bayer in January 2006 upon entry into our license and collaboration agreement for alfimeprase, and is expected to be further offset by Bayer’s 40 percent cost sharing reimbursements for global development spending, and a potential $10.0 million milestone fee due from Bayer if we initiate a Phase 2 clinical trial for acute ischemic stroke. Our future milestone payments under current agreements with Amgen, Dendreon and Archemix could total $69.5 million, although we currently cannot predict with any certainty if or when any of these milestones will be achieved.

Cash Used in Investing Activities

Net cash used in investing activities was $2.2 million in the three months ended March 31, 2006, compared to $5.9 million in the corresponding period of 2005. The net decrease of $3.7 million was primarily due to reduced net purchases of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $112.3 million in the three months ended March 31, 2006, compared to $68.5 million in the corresponding period of 2005. The amounts are primarily comprised of the net proceeds from public offerings of $112.0 million and $68.5 million in the 2006 and 2005 periods, respectively.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. We believe that we have adequate cash reserves to fund our operations for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in the remainder of 2006 and future periods (in thousands):

	2006	2007	2008	2009	2010	2011 and thereafter	Total
Contractual obligations:
Operating lease obligations	$6,906	$9,533	$9,750	$8,333	$8,633	$6,523	$49,678
Bank loans (a)	1,262	1,420	126	—	—	—	2,808
Note payable (b)	5,314	—	—	—	—	—	5,314
Capital lease obligations (a)	28	44	29	29	—	—	130
Related party line of credit (c)	2,063	4,242	—	—	—	—	6,305
Facility restoration obligation (d)	—	—	—	—	—	353	353

Total contractual obligations	$15,573	$15,239	$9,905	$8,362	$8,633	$6,876	$64,588

(a)	Includes interest payments at fixed rates of interest.
(b)	Fixed interest of 7.5% per annum is accrued and due with the final loan payment in November 2006. Includes $1.3 million interest accrued as of March 31, 2006. The outstanding principal and interest may be repaid in whole or in part at any time, at our option, by conversion into shares of our common stock.
(c)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment in October 2007. Includes $2.0 million interest accrued as of March 31, 2006. The outstanding principal and interest may be repaid at any time upon mutual agreement, by conversion into shares of our common stock.
(d)	Includes estimated interest accretion at 7.25% per annum.

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

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as “clinical trial supplies,” a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied, (e.g., for alfimeprase, these include deep-vein thrombosis, stroke and acute myocardial infarction). We recognize clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. On a quarterly basis, we evaluate whether there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be written-off to research and development expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact to our financial condition and results of operations.

Impairment or Disposal of Long-Lived Assets

Periodically, we determine whether any long-lived asset or related asset group has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount of the asset or asset group exceeds its fair value. Intangibles with determinable useful lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and we perform an annual impairment review regardless of any such events or changes. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets, our overall business strategy or market and economic trends. Events may occur that could cause us to conclude that impairment indicators exist and that certain long-lived assets or related asset groups are impaired, which may result in a significant adverse impact to our financial condition and results of operations. There were assessed to be no impairments to long-lived assets as of March 31, 2006.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. We defer up-front refundable fees and recognize revenues upon the later of when they become non-refundable or when performance obligations under the related agreement are completed or considered perfunctory or inconsequential. In situations where we have no continuing performance obligations, or our continuing obligations are perfunctory or inconsequential, we recognize up-front non-refundable fees as revenues on the effective date of the related agreement. Up-front non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue ratably over the term of the related agreement.

If we determine that separate elements do not exist in a revenue arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), all revenues from up-front licensing fees, milestones and contract manufacturing are recognized ratably over the term of the related agreement until the fair values of all undelivered elements of the arrangement are known. Once the fair values of all undelivered elements are known, we immediately recognize any remaining deferred revenue from previously delivered elements, including milestones. All revenues from this point onwards are recognized when the associated earnings process is complete and when payment is reasonably assured.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We have elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the income statement over the related vesting periods, and prior period results are not restated.

We have selected the Black-Scholes option–pricing model as the most appropriate fair-value method for its stock-based awards, which requires assumptions to be made for the expected term of the awards, expected volatility of our stock price, risk-free interest rates and expected dividend yields. These assumptions are highly subjective and involve inherent uncertainties and are based on management’s best estimates and judgment. If alternative assumptions had been used instead of those presented in the notes to the financial statements, stock-based compensation expense could have been materially different from amounts recorded in the financial statements under SFAS 123(R) and disclosed on a pro forma basis under SFAS 123. In addition, under SFAS 123(R) we are required to estimate the expected forfeiture rate of awards and only recognize expense for those awards expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different from amounts recorded in the financial statements.

For all option grants, we use the contractual term and historical data to estimate future exercises and cancellations, including post-vesting termination behavior, and therefore the expected term of the option. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on our historic and expected dividend payouts. For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of our common stock and option forfeitures were recognized as they occurred. The graded-vested (multiple option) method continues to be used for expense attribution of these options that were unvested as of January 1, 2006. For options granted after January 1, 2006, and valued in accordance with SFAS 123(R), we are using a combination of historic and implied volatility of our common stock in deriving expected volatility. Forfeitures are estimated such that we only recognize expense for those shares expected to vest, and adjustments are made if actual forfeitures differ form those estimates. The straight-line (single option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

We account for compensation expense related to stock options granted to non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date in compliance with Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The compensation expense is amortized using the straight-line method.

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

There were no significant changes in our market risk exposures through the first quarter of 2006, since our Form 10-K filing on March 15, 2006.

Foreign Exchange Risk

Some payments to overseas suppliers of goods or services may be denominated in foreign currencies. Accordingly, as part of our corporate risk management strategy, we have implemented a policy of hedging significant foreign currency exposures that can be confidently identified and quantified, in order to mitigate the impact of currency rate fluctuations on our cash outflows. We do not enter into speculative foreign currency transactions. In July 2005, we entered into a development and validation with Avecia Ltd. under which payments for their services are denominated in British pounds. As a result, our financial results could be adversely affected by future increases in the British pound exchange rate. In order to reduce our exposure to fluctuations in the British pound prior to any payment made under this contract, we entered into a number of foreign currency forward hedging contracts in 2005 and the three months ended March 31, 2006, all maturing within one year and being designated as cash flow hedges under SFAS 133. The table below provides information about the open derivative contracts at March 31, 2006, with amounts in U.S. dollar equivalents (in thousands, except for average contract rate):

	March 31, 2006
	Notional Amount	Average Contract Rate	Fair Value Gain (Loss)
British pounds	$9,818	0.57	$(86)

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

On March 24, 2006, we were notified that Archemix had filed with Judicial Arbitration and Mediation Services, Inc. (JAMS) a Statement of Claim requesting the initiation of an arbitration pursuant to our January 12, 2004 Collaboration Agreement with Archemix. In its Statement of Claim, Archemix seeks a declaration that the exclusive “Field” as defined in the Collaboration Agreement is limited to aptamers that bind directly to thrombin and a declaration that the Agreement prohibits the parties from developing any compounds outside of the Collaboration that bind to thrombin directly. Archemix also requests unspecified damages. We view Archemix’s asserted claim as highly unlikely to result in our having any liability to Archemix.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. Those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are marked with an asterisk.

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

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA, and comparable agencies in other countries. To obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that the product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations, or cGMP, and that the process for manufacturing the product has been validated in accordance with the requirements of the FDA and comparable agencies in other countries.

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

If and when our products do obtain such approval or clearances, the manufacturing, marketing, and distribution of such products would remain subject to extensive ongoing regulatory requirements. Failure to comply with applicable regulatory requirements could result in:

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

If we fail to maintain existing licenses and collaborations, or fail to develop new collaborations, our business will be harmed.*

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

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. Under the agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. We will retain all commercialization rights and profits from alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and are eligible to receive up to an additional $335.0 million in milestone payments, including

$165.0 million in development milestones and $170.0 million in sales and commercialization milestones, over the course of the agreement. In addition, Bayer will be responsible for 40 percent of the costs for global development programs. We will be responsible for 60 percent of the costs and will remain the lead for the design and conduct of the global development programs. Each party will solely bear the expense of any country-specific alfimeprase clinical trials conducted by it, where the country-specific clinical trials are not part of the agreed global development program. If we fail to maintain a successful collaboration with Bayer, Bayer could terminate our agreement, which could force us to expend additional amounts to obtain regulatory approval, delay the commercial launch of alfimeprase outside the United States, delay our ability to obtain regulatory approval for alfimeprase in the stroke and deep venous thrombosis indications, and have a negative impact on the success of alfimeprase’s commercial launch, all of which would have a material, adverse effect on our business.

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

In February 2004, we entered into a license agreement with Dendreon relating to rNAPc2, in accordance with which we are to make milestone payments, ranging from $2.0 million to $6.0 million, upon dosing of the first patient in a Phase 3 clinical trial, upon submission of an NDA and upon first commercial sale, for both the first and second indications of rNAPc2. If these and other milestones are all achieved, total milestone payments to Dendreon may reach as much as $23.5 million.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin for the development and commercialization of NU206. All operating expenses and profits related to the development and commercialization of NU206 will be shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or we or Kirin elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. Our 2001 collaboration agreement with Kirin for research and development of secreted proteins expired in December 2005 in accordance with its terms.

In January 2004, we entered into a collaboration agreement with Archemix for the research and development of a thrombin inhibiting aptamer, in accordance with which we share equally all research and development costs and revenues subsequent to our initial funding of $4.0 million of these costs through the third quarter of 2004. We are to make a milestone payment of $10.0 million upon dosing of the first patient in a Phase 2 trial, which milestone is payable if Archemix voluntarily terminates the agreement or we terminate the agreement for Archemix’s material default, so long as we have rights to the compound when the Phase 2 trial is initiated. During the collaboration we are limited in our ability to influence Archemix’s conduct of clinical trials prior to the dosing of the first patient in a Phase 2 trial. We also are to make a $1.0 million milestone payment upon the designation of any backup compound selected by both us and Archemix for pre-clinical studies.

Under our collaboration with Archemix, we have the option to lead commercialization in which both parties may participate if we establish certain commercialization capabilities; however, if we do not establish such commercialization capabilities, Archemix, or a third party selected by the parties’ joint steering committee, will have the option to lead commercialization. We currently do not have established commercialization experience or an internal trained sales force and if we do not successfully develop such capabilities we will be dependent on Archemix or a third party’s experience in commercialization and ability to perform. Archemix can terminate its collaboration with us on limited notice and for reasons outside our control. If Archemix terminates the collaboration for our breach, all our rights in any collaboration products will become the property of Archemix, and we may not conduct research, development, manufacturing and commercialization activities in the field of modifying blood-clotting times in therapeutic applications through the use of aptamers.

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

In June 2005, we entered into a definitive agreement with Avecia for the scale up and validation of the manufacturing process for alfimeprase drug substance, in anticipation of the potential commencement of the manufacture of commercial quantities, and in May 2006, we executed a drug product development and clinical supply agreement with Baxter for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. While we currently believe we have enough supplies of alfimeprase for phase 3 trials for the treatment of acute PAO and catheter occlusion, additional supplies may be necessary for these trials and for anticipated trials in other indications, and we are not yet certain that Avecia and Baxter will succeed in manufacturing additional supplies of alfimeprase for such trials. We may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by Avecia and Baxter and that previously manufactured by Amgen.

We have transitioned the process of alfimeprase manufacture from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase drug substance. Additionally, we do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. If Avecia and Baxter are unable to manufacture clinical or commercial grade alfimeprase for us, or we are unable to complete commercial arrangements with Avecia and Baxter, we may not have adequate supplies of alfimeprase to complete our clinical trials or to obtain regulatory approvals for alfimeprase on our anticipated schedule. If Avecia and Baxter are unable to produce alfimeprase in the quantities and with the quality we need, when we need it, we may incur significant additional expenses, and our and Bayer’s efforts to complete our clinical trials and obtain approval to market alfimeprase could be significantly delayed.

Our drug candidates have never been manufactured on a commercial scale. We received a supply of rNAPc2 from Dendreon, which we have used in our research and development activities. When we deplete this existing supply, we will need to contract with a third party manufacturer to produce additional rNAPc2. Third-party manufacturers may not be able to manufacture these drug candidates at a cost, in quantities or with the quality necessary to make them commercially viable.

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

Moreover, contract manufacturers that we may use must continually adhere to cGMP enforced by the FDA through a facilities inspection program. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

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

We have not yet commercialized any of our in-licensed therapeutic product candidates. Moreover, we have not clinically developed any therapeutic products using proteins produced by the genes we have discovered in our internal research programs. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal and human studies. We, or our collaboration partners, will need to obtain regulatory approval before releasing any drug products. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our in-licensed product candidates, and in our internal research programs in determining the function of genes and the proteins they produce, using our own capabilities and those of our collaboration partners. Such a determination process constitutes the first step in developing commercial products from our in-licensed product candidates and internal research programs. We also have spent and will continue to spend significant amounts of time and money in developing processes for manufacturing our in-licensed product candidates and our recombinant proteins under pre-clinical development. We may not be able to produce sufficient proteins for pre-clinical studies of our internally-generated product candidates. A commercially viable product may never be developed from our gene discoveries.

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

Under our license and collaboration agreement with Bayer, we share the costs of global development of alfimeprase, with Nuvelo responsible for 60 percent of these costs and Bayer responsible for 40 percent. We and Bayer manage the design and conduct of the global development program jointly, but in the event of a disagreement, we retain the right to make any final decision.

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

We are expanding our operations, and any difficulties managing this growth could disrupt our business.*

The implementation of our business strategy requires us to expand our operations, which will place additional demands on our financial, administrative and information technology resources and increase the demands on our financial systems and controls. We have begun the process of hiring a commercial organization and putting the infrastructure in place to support a potential commercial launch of alfimeprase. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties. As our operations grow, we must expand and enhance our financial, administrative and information technology infrastructures. We may also need to expand our office and laboratory facilities to accommodate any future growth, but may be unable to lease additional space at our current San Carlos facility at commercially reasonable rates, if at all. We may be required to seek additional facilities. If we are unable to effectively manage the growth of our operations, we may not be able to implement our business strategy, and our financial condition and results of operations may be adversely affected.

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

Our facilities are located in Northern California. If a fire, earthquake, flood or other natural disaster disrupts our research or development efforts, our business, financial condition and operating results could be materially adversely affected. Some of our landlords may maintain earthquake coverage for our facilities. Although we maintain personal property and business interruption coverage, we do not maintain earthquake coverage for personal property or resulting business interruption.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND FINANCIAL RESULTS

We have not been profitable, anticipate continuing losses and may never become profitable.*

We had net losses of $52.5 million in 2004, $71.6 million in 2005 and $19.7 million in the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $347.3 million.

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

In January 2005, we entered into a lease agreement for 61,826 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our facility at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a significant charge to our earnings based on the remaining lease rental expense for this facility, reduced by the estimated income from sublease rental, if any. As of March 31, 2006, the remaining lease rental expense for this facility was $29.1 million. Similarly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if we sublease or otherwise exit this facility, we could also incur a significant charge to our earnings for the impairment of leasehold improvements related to this facility, based on the difference between their carrying value and fair value at the time of the sublease or exit. As of March 31, 2006, this difference was estimated to be $3.5 million.

We are potentially subject to additional non-cash charges which can negatively impact our results of operations. For example, as a result of our adoption of SFAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that are used as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may increase significantly. In addition, in August 2005, in connection with our entry into a Committed Equity Financing Facility, we issued a warrant to Kingsbridge Capital Ltd. to purchase 350,000 shares of our common stock. The warrant’s fair value was recorded as a deferred financing cost to additional paid-in capital, and the opposing current liability has and will continue to be marked-to-market each quarter, with the change being recorded as a charge to our general and administrative expenses. Changes in the price of our common stock over time have and may continue to cause significant charges to expense. Our results of operations could be materially and adversely affected by these or other non-cash charges that we may incur in the future.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	the success of our collaborative relationship with Bayer, in accordance with the alfimeprase license and collaboration agreement we entered into in January 2006;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, rNAPc2, NU206 and a thrombin inhibiting aptamer;

•	the cost of manufacturing our material for pre-clinical, clinical and commercial purposes;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and pre-clinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	our ability to use our common stock to repay an outstanding convertible promissory note to Affymetrix and our line of credit with Dr. George Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.*

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have, their progress in research, pre-clinical and clinical studies and the costs involved in manufacturing them;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our licensing and collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in the price of our common stock or other variables used as a basis for valuing stock-based awards;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

Excluding our two clinical stage drug candidates, our potential products currently are in research or pre-clinical development, and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. A high percentage of our expenses are fixed costs such as lease obligations, and certain charges to our statement of operations are dependent on movements in the price of our common stock, which historically has been and is likely to remain highly volatile. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop in the market price of our common stock.

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

Historically, our stock price has been extremely volatile. Between January 1, 2005 and December 31, 2005, the price ranged between a high of $10.35 per share and a low of $5.75 per share, and between January 1, 2006 and March 31, 2006, the price ranged between a high of $18.71 per share and a low of $8.16 per share. The significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of the market for the common stock;

•	the experimental nature of our potential products;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, upon repayment of our outstanding convertible promissory note to Affymetrix, or upon repayment of our line of credit with Dr. George Rathmann;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or collaborations, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles;

•	general market conditions; and

•	public concern with respect to our products.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2006, we had 51,801,087 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and greater than five percent stockholders and unregistered shares held by non-affiliates. As of March 31, 2006, our directors, officers and greater than five percent stockholders held approximately 16.5 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

Under registration statements on Form S-8 under the Securities Act, as of March 31, 2006, we have also registered approximately 8,279,135 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in the 8,279,135 shares, as of March 31, 2006, are (i) 6,099,971 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 823,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 1,131,143 shares of our common stock reserved for future option grants under our 2004 Equity Incentive Plan, and (iv) 224,482 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of March 31, 2006, 3,118,017 of the shares issuable upon exercise of our outstanding options were exercisable. Once these shares are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of March 31, 2006, 1,786,685 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2006, $5.3 million of our common stock was issuable, at our option, to repay our convertible promissory note held by Affymetrix, Inc., including accrued interest, at a conversion price based on 90 percent of the average price of our common stock over a ten-day period ending two days prior to conversion. Affymetrix has the ability to declare all outstanding principal and interest under the note immediately due and payable in the event that our market capitalization is under $50.0 million and Affymetrix reasonably determines that the loan evidenced by the note is impaired, and we have an obligation to prepay amounts owing under the note to the extent that the amounts outstanding exceed ten percent of our market capitalization. Pursuant to registration rights we granted to Affymetrix, we have registered for resale a portion of these shares on a registration statement that has been declared effective by the SEC. If we decide to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock by Affymetrix may also result in significant downward pressure on the market price of our common stock.

As of March 31, 2006, $6.3 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

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

To mitigate the impact of currency exchange rate fluctuations on our cash outflows for certain foreign currency-denominated purchases, we have developed and implemented a foreign exchange risk management policy utilizing forward contracts to hedge against this exposure. For example, we have entered into a number of foreign exchange hedge contracts with Silicon Valley Bank in relation to our development and validation agreement with Avecia, pursuant to which we are required to make payments to Avecia in British pounds. Although we use forward contracts to reduce the impact of foreign currency fluctuations on our future results, these efforts may not be successful, and any such fluctuations could adversely affect our results of operations.

Recent accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” also known as SFAS 123(R), an amendment of Statements of Financial Accounting Standards No. 123 and 95, that addresses the accounting for share-based awards to employees. The standard requires companies to recognize the fair value of employee stock options and other stock-based compensation as an expense. The statement eliminates the ability to account for share-based employee compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” also known as APB 25, and generally requires instead that such transactions be accounted for using a fair value-based method, such as Black-Scholes, to fairly value stock options and recognize that value as an expense over the requisite service period. The standard is effective for us beginning in the fiscal year commencing January 1, 2006. For all periods prior to January 1, 2006, we have accounted for our stock-based employee compensation plans in accordance with APB 25. We expect that the adoption of SFAS 123(R) will have a material adverse impact to our results of operations. For example, for the three months ended March 31, 2006, our net loss increased by $3.0 million, or $0.06 per share, as a result of our adoption of SFAS 123(R). We expect that our 2006 results will continue to be adversely affected by our adoption of SFAS 123(R) and that the FASB or other rule-making bodies could issue new accounting pronouncements that could affect our future financial position and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2006, the Company executed a Drug Product Development and Clinical Supply Agreement with Baxter Pharmaceutical Solutions LLC (Baxter) that became effective on April 28, 2006, for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the Agreement, the Company and Baxter will agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with current plans, Nuvelo expects to pay Baxter approximately $5.1 million, which will increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase. The Drug Product Development and Clinical Supply Agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Baxter if Nuvelo breaches the agreement, and may be terminated by Nuvelo for any reason, subject in some cases to cancellation fees and penalties.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(5)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(7)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(8)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(7)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(10)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(7)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(6)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(7)

4.6	Hyseq Promissory Note in the principal amount of $4,000,000 dated November 13, 2001.(3)

4.7	Registration Rights Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(3)

4.8	Pledge and Security Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(3)

4.9	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.10	Form of Warrant dated April 5, 2002.(4)

4.11	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.12	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(11)

4.14	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(12)

4.15	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(12)

4.16	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.17	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.18	Reference is made to Exhibits 3.1 and 3.2.

10.54†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2005 Fiscal Year.(14)

Exhibit Number	Description
10.56§	License and Collaboration Agreement dated January 4 2006 between Bayer Healthcare AG and Nuvelo, Inc.(15)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 10, 2006, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 15, 2006, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ GARY S. TITUS
Gary S. Titus
Vice President and acting Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: May 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(5)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(7)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(8)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(7)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(10)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(7)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(6)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(7)

4.6	Hyseq Promissory Note in the principal amount of $4,000,000 dated November 13, 2001.(3)

4.7	Registration Rights Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(3)

4.8	Pledge and Security Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(3)

4.9	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.10	Form of Warrant dated April 5, 2002.(4)

4.11	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.12	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(11)

4.14	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(12)

4.15	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(12)

4.16	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.17	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.18	Reference is made to Exhibits 3.1 and 3.2.

10.54†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2005 Fiscal Year.(14)

10.56§	License and Collaboration Agreement dated January 4 2006 between Bayer Healthcare AG and Nuvelo, Inc.(15)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 10, 2006, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 15, 2006, File No. 000-22873.