Form 10-Q
period 2006-06-30
NUVELO INC
filed 2006-08-08
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 31, 2006: 51,930,801

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$134,786	$37,764
Short-term investments	44,781	32,572
Collaboration receivables	7,803	1,207
Clinical trial supplies	18,020	12,261
Other current assets	3,389	1,961

Total current assets	208,779	85,765

Equipment, leasehold improvements and capitalized software, at cost	30,284	29,615
Accumulated depreciation and amortization	(15,342)	(14,450)

Equipment, leasehold improvements and capitalized software, net	14,942	15,165

Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,894	2,445

Total assets	$231,286	$108,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,887	$4,919
Accrued employee liabilities	2,023	2,272
Accrued clinical trial and drug manufacturing costs	7,953	4,482
Current portion of deferred revenue	3,640	250
Current portion of deferred rent	12,092	17,105
Accrued interest	2,038	3,092
Current portion of bank loans	1,540	1,540
Note payable	—	4,000
Current portion of capital lease obligations	33	9
Current portion of related party line of credit	2,750	2,750
Other current liabilities	4,127	2,933

Total current liabilities	40,083	43,352

Non-current portion of deferred revenue	46,353	1,563
Non-current portion of deferred rent	2,369	2,224
Non-current portion of bank loans	722	1,492
Non-current portion of capital lease obligations	87	13
Non-current portion of related party line of credit	917	2,292
Other non-current liabilities	358	346

Total liabilities	90,889	51,282

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 51,924,436 and 44,149,456 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	52	44
Additional paid-in capital	506,117	384,629
Accumulated other comprehensive income (loss)	436	(250)
Accumulated deficit	(366,208)	(327,659)

Total stockholders’ equity	140,397	56,764

Total liabilities and stockholders’ equity	$231,286	$108,046

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Contract revenue	$1,005	$197	$2,070	$239

Operating expenses:
Research and development	14,695	14,486	26.794	25,543
General and administrative	7,262	3,151	17,470	6,964
Loss (gain) on sale or disposal of assets	3	(1)	(4)	23

Total operating expenses	21,960	17,636	44,260	32,530

Operating loss	(20,955)	(17,439)	(42,190)	(32,291)
Interest expense — related party	(87)	(115)	(185)	(234)
Interest expense — other	(102)	(125)	(232)	(271)
Interest income	2,243	673	4,055	1,130
Other income (expense), net	3	(1)	3	(3)

Net loss	$(18,898)	$(17,007)	$(38,549)	$(31,669)

Basic and diluted net loss per share	$(0.36)	$(0.40)	$(0.76)	$(0.79)
Weighted average shares used in computing basic and diluted net loss per share	51,837	42,027	50,391	40,005

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(38,549)	$(31,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,557	1,347
Loss (gain) on disposal of assets	(4)	23
Write off of clinical trial supplies	122	—
Stock compensation expense	6,951	318
Change in fair value of warrant	2,403	—
Other non-cash items	(90)	—
Changes in operating assets and liabilities:
Collaboration receivables	(6,596)	(373)
Clinical trial supplies	(5,482)	1,409
Other current assets	(1,179)	362
Other non-current assets	(453)	(433)
Accounts payable	(1,032)	(871)
Accrued employee liabilities	(249)	(293)
Accrued clinical trial and drug manufacturing costs	3,471	593
Deferred revenue	48,180	1,938
Deferred rent	(4,989)	1,456
Accrued interest	(1,054)	384
Other current liabilities	(1,059)	(146)

Net cash provided by (used in) operating activities	1,948	(25,955)

Cash flows from investing activities:
Sales or maturities of short-term investments	39,618	27,972
Purchases of short-term investments	(51,849)	(38,031)
Purchases of equipment, leasehold improvements and software capitalization	(1,086)	(393)
Proceeds from sale of assets	10	—

Net cash used in investing activities	(13,307)	(10,452)

Cash flows from financing activities:
Proceeds from bank loans	—	1,500
Payments on bank loans	(770)	(298)
Payment of note payable	(4,000)	—
Payments on capital lease obligations	(19)	(1,009)
Payments on related party line of credit	(1,375)	(1,375)
Proceeds from issuance of common stock from public offerings, net	112,006	68,448
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	2,539	260

Net cash provided by financing activities	108,381	67,526

Net increase in cash and cash equivalents	97,022	31,119
Cash and cash equivalents at beginning of period	37,764	16,811

Cash and cash equivalents at end of period	$134,786	$47,930

Supplemental disclosures of cash flow information:
Interest paid	$1,460	$132
Income taxes paid	$2	$4

Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowances	$121	$4,787
Acquisition of property and equipment under capital leases	$117	$—
Capitalization of estimated future building restoration costs	$12	$336

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc., Nuvelo’s wholly owned and inactive subsidiary. All significant inter-company transactions and accounts have been eliminated on consolidation. Nuvelo is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes three acute cardiovascular programs focused on alfimeprase, rNAPc2 and NU172, as well as an emerging oncology pipeline.

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

The Company currently relies on Avecia Ltd. as a sole source for the manufacture of alfimeprase bulk drug substance, and Baxter Pharmaceutical Solutions LLC (Baxter) as a sole source for its conversion into final drug product. If Avecia and Baxter are unable to produce alfimeprase in the quantities and with the quality required, the Company may incur significant additional expenses, and efforts to complete clinical trials and obtain approval to market alfimeprase could be significantly delayed.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company has elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods, and prior period results are not restated.

The Company has selected the Black-Scholes option–pricing model as the most appropriate fair-value method for its stock-based awards. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the Company uses the graded-vested (multiple-option) method for expense attribution and prior to January 1, 2006, recognized option forfeitures as they occurred. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using the straight-line (single-option) method for expense attribution and now estimates forfeitures and only recognizes expense for those shares expected to vest. See Note 2 for a more detailed discussion of SFAS 123(R).

The Company accounts for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date in compliance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The compensation expense is amortized using the straight-line method.

2. Stock-Based Compensation

Stock Plans

In May 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan has since been amended, including an amendment on May 24, 2006 to increase the number of shares available for issuance under the plan by 4,700,000 shares. Under the 2004 Plan, all awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan replaces all prior option plans (detailed below), with no new awards to be granted under the prior plans. For stock options, the 2004 Plan requires that the exercise price of each option may not be less than the fair market value of a share of common stock on the date of grant, and in the case of incentive stock options granted to an owner of more than 10% of the total combined voting power of all classes of the Company’s stock (10% Owners), must have an exercise price equal to at least 110% of the fair market value on the date of grant. The maximum term of any option granted under the 2004 Plan is ten years, provided that incentive stock options granted to 10% Owners must have a term not exceeding five years. Options granted to employees generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after ten years if not exercised. As of June 30, 2006, options to purchase 5,823,560 shares were outstanding under the 2004 Plan and 3,766,859 shares were reserved for future option grants.

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan (Employee Plan). Options granted under the Employee Plan were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of not less than fair market value and non-statutory options were granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the Board of Directors. Options vest as determined by the Board of Directors (generally in four equal annual installments commencing one year after the date of grant), and expire ten years from the date of grant. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of June 30, 2006, options to purchase 393,621 shares were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan), which provided for periodic stock option grants to non-employee directors of the Company. Options under the Directors Plan, as amended, were granted at the fair market value of the Company’s common stock on the date of the grant, with appointment grants vesting 50% one year after the grant date and 50% two years after the grant date and annual grants vesting fully on the date of grant. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of June 30, 2006, options to purchase 73,795 shares were outstanding under the Directors Plan.

In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB/Consultant Plan) that provided for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allowed the Board of Directors to approve grants of stock options to consultants. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of June 30, 2006, options to purchase 1,666 shares were outstanding under the SAB/Consultant Plan.

In 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan), to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. The 2002 Plan authorized the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan required that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to 10% Owners. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after ten years if not exercised. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of June 30, 2006, options to purchase 293,406 shares were outstanding under the 2002 Plan.

On January 31, 2003, in connection with the merger of Variagenics, Inc., the Company assumed Variagenics’ existing stock option plan, the Amended 1997 Employee, Director and Consultant Stock Option Plan (1997 Plan), by reserving and registering an additional 2,269,666 shares of common stock. The 1997 Plan authorized the grant of incentive and non-qualified stock options to employees, directors and consultants. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under this plan and remaining for grant are now reserved for issuance under the 2004 Plan. As of June 30, 2006, no options to purchase shares were outstanding under the 1997 Plan.

In February 2000, a director who was previously an officer of the Company was granted an option outside of any of the Company’s stock option plans to purchase 333,333 shares of common stock at $95.06 per share, and in August 2001, was granted a further option to purchase 333,333 shares of common stock at $25.91 per share. In 2001, five employee officers were granted options outside of any option plan to purchase a total of 422,720 shares at prices between $29.87 and $37.69 per share. As of June 30, 2006, 823,539 options issued outside of any of the Company’s stock option plans were outstanding.

The Directors Plan, the Employee Plan, the 2002 Plan, the 2004 Plan and the options granted to a director to purchase 666,666 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

In December 2004, the Company’s Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for executive officers and other eligible employees, which was amended and restated in May 2005. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted previously. The plan provides that, upon a change in control of the Company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding a change in control. In addition, if a participant is terminated without cause or constructively terminated outside the context of change in control, he or she shall be credited with an additional year of vesting with respect to Nuvelo stock options and stock awards held. If a change in control occurs in the future, it is possible that material additional stock-based compensation expense could be incurred.

Under the Company’s employee stock purchase plan (ESPP), eligible employees may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first or last business day of each three-month period. As of June 30, 2006, there were 210,635 shares available for issuance under the ESPP.

Stock-Based Compensation – Stock Options and ESPP

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services. Under the standard, stock-based compensation cost is to be measured at the grant date, based on the fair value of the award, and recognized as an expense over the employee’s requisite service period. The Company calculates compensation cost on the date of grant using the Black-Scholes model, which requires assumptions to be made for the expected term of the awards, expected volatility of the Company’s stock price, risk-free interest rates and expected dividend yields. The Company then amortizes compensation cost for awards expected to vest over the related vesting periods, generally being four years for employee stock options.

For all option grants, the Company considers historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of each option. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on the Company’s historic and expected dividend payouts. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of the Company’s common stock and option forfeitures were recognized as they occurred. The graded-vested (multiple-option) method continues to be used for expense attribution of these options that were unvested as of January 1, 2006. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using a combination of historic and implied volatility of the Company’s common stock to derive expected volatility. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ form those estimates. The straight-line (single-option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Assumptions:
Expected term	5.41 years	5.21 years	5.41 years	5.45 years
Expected volatility	0.64	0.87	0.66	0.90
Risk-free interest rate	5.04%	3.85%	4.94%	3.89%
Expected dividend yield	—	—	—	—

Weighted-average grant date fair value per share	$9.62	$4.80	$9.66	$5.90

The fair values of purchase rights granted under the Company’s ESPP during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Assumptions:
Expected term	0.25 years	0.25 years	0.25 years	0.25 years
Expected volatility	0.35	0.38	0.57	0.39
Risk-free interest rate	4.83%	2.99%	4.72%	2.87%
Expected dividend yield	—	—	—	—

Weighted-average grant date fair value per share	$3.73	$1.70	$4.60	$1.73

The Company granted 614,500 and 767,500 options with total estimated fair values of $5.9 million and $7.5 million in the three and six months ended June 30, 2006, respectively, including grants to non-employees. The total intrinsic value of options exercised was $0.8 million and $2.2 million for the three and six months ended June 30, 2006, and $41,000 and $45,000 for the corresponding periods in 2005.

Stock-based compensation expense related to employee stock options and ESPP purchase rights was $3.6 million and $6.7 million for the three and six months ended June 30, 2006, of which $1.3 million and $2.6 million was recorded to research and development expense, and $2.3 million and $4.1 million was recorded to general and administrative expense, respectively. Under APB 25, employee stock-based compensation expense of zero and $0.2 million was recognized in the statements of operations for the three and six months ended June 30, 2005, respectively. Stock-based compensation expense related to non-employees was $0.1 million and $0.2 million for the three and six months ended June 30, 2006, and was negligible in the corresponding periods in 2005.

As a result of adopting SFAS 123(R), the Company’s net loss for the three and six months ended June 30, 2006 is $3.6 million and $6.7 million higher, respectively, than if it had continued to account for employee stock-based compensation under APB 25, as it did in the comparable prior year period. Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have been $(0.29) and $(0.63) if SFAS 123(R) had not been adopted, compared to reported basic and diluted net loss per share of $(0.36) and $(0.76), respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

A summary of the Company’s stock option activity for the six months ended June 30, 2006, and related information as of the period end, is as follows:

	Six Months Ended June 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2006
				(In thousands)
Options outstanding at beginning of period	7,013,523	$15.11
Options granted	767,500	$15.74
Options exercised	(267,208)	$8.26
Options forfeited	(101,839)	$8.65
Options expired	(2,389)	$27.17

Options outstanding at end of period	7.409,587	$15.51	8.01	$43,531
Options vested or expected to vest	7,409,587	$15.51	8.01	$43,531
Options exercisable at end of period	3,452,930	$21.52	7.04	$18,960

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 2.34 – $ 6.63	758,226	7.31	$5.77	623,793	$5.79
6.73 – 8.47	791,624	8.82	7.76	277,897	7.46
8.47 – 8.87	176,604	8.90	8.65	32,115	8.72
8.96 – 9.17	1,580,080	9.06	9.16	308,975	9.15
9.21 – 9.83	1,124,810	8.28	9.64	538,545	9.62
9.83 – 10.18	1,066,346	8.07	10.07	465,950	10.08
10.19 – 17.03	826,356	9.25	14.92	213,614	13.01
17.15 – 83.06	740,713	5.56	28.88	647,213	30.53
88.97 – 132.38	343,828	3.61	95.48	343,828	95.48
285.56 – 285.56	1,000	3.67	285.56	1,000	285.56

2.34 – 285.56	7,409,587	8.01	$15.51	3,452,930	$21.52

The fair value of options vested was $2.9 million and $5.6 million for the three and six months ended June 30, 2006, and $2.1 million and $4.7 million for the corresponding periods in 2005. The unamortized compensation expense related to unvested options as of June 30, 2006, excluding estimated forfeitures, was $18.8 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.48 years.

The following table illustrates the pro forma effect under SFAS 123 of options and ESPP purchase rights granted on the Company’s net loss and net loss per share in the three and six months ended June 30, 2005, net of related tax effects (in thousands, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(17,007)	$(31,669)
Add: Stock-based employee compensation expense included in reported net loss	—	178
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,971)	(5,879)

Pro forma net loss	$(19,978)	$(37,370)

Basic and diluted loss per share:
Total basic and diluted net loss per share, as reported	$(0.40)	$(0.79)
Pro forma basic and diluted net loss per share	$(0.48)	$(0.93)

3. Comprehensive Loss

The components of comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(18,898)	$(17,007)	$(38,549)	$(31,669)
Unrealized gain on hedging instruments	663	—	708	—
Unrealized gain (loss) on available-for-sale securities	(49)	66	(22)	95

Comprehensive loss	$(18,284)	$(16,941)	$(37,863)	$(31,574)

4. Borrowing Arrangements

On May 31, 2006, the Company repaid the $4.0 million promissory note held by Affymetrix, Inc. in cash, as well as accrued interest of $1.4 million as of this date.

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement), with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, with which the Company was in compliance as of June 30, 2006. Proceeds may be used solely for working capital or other general business needs.

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

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and to extend the facility through August 29, 2006. As of June 30, 2006, the Company has yet to draw-down any of the funds available under this revolving credit line. Of the $8.0 million total facility, $6.0 million is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and the remaining $2.0 million is being reserved in part as collateral for foreign exchange hedging contracts with SVB (see Note 8), with the remainder being available for working capital or other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, being 8.25% as of June 30, 2006, and would cause replacement collateral to be required for the items above.

5. Facilities Lease Agreement

In January 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California at $2.35 per square foot per month, subject to annual increases. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. The lease contains a tenant improvement allowance of $8.9 million, which was fully utilized in 2005, and has been recorded to leasehold improvements and deferred rent, with the respective balances being charged to depreciation and credited to rent expense over the lease term. In the event of the Company’s default under the lease, the landlord has the right to recover any damages to compensate for such default. In March 2006, the lease on this property was amended to provide for the exercise of the Company’s expansion option over 7,624 square feet of rentable space. The amendment allows for a tenant improvement allowance of $1.0 million, and the related lease rental payments are expected to commence in the third quarter of 2006.

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

6. Common Stock

In June 2006, Nuvelo filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (SEC) under which the Company may, from time to time, sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities. The Company plans to use the net proceeds from any securities issued under the registration statement for working capital needs and other general corporate purposes, which may include funding the commercialization of alfimeprase, and the advancement of drug candidates in clinical trials.

In February 2006, the Company raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of common stock, including 975,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. The warrant’s fair value on the date of grant of $2.1 million, being $5.94 per share, was recorded as a deferred financing cost to additional paid-in capital. The opposing current liability has and will continue to be marked-to-market each quarter, with the change being recorded to general and administrative expenses. The fair value of the warrant as of June 30, 2006 was $3.9 million, and is included in other current liabilities in the balance sheet. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50, or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, and to maintain its effectiveness. The registration statement was declared effective in October 2005. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005, and may sell the balance of $60.6 million of common stock over the remainder of the three-year term of the CEFF, subject to the above limitations.

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

In June 2005, Nuvelo entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase bulk drug substance, in accordance with FDA regulations. Nuvelo is to pay Avecia fees totaling £13.8 million ($24.2 million), for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £3.8 million ($6.7 million) as a result of amendments to the work program to provide for additional process development and validation work. The milestone fees paid to date have been recorded as either research and development expenses in the statement of operations or clinical trial supplies in the balance sheet, depending on the nature of the expense. The Company is also paying certain related fees and expenses including the cost of supplies, materials, specified subcontracted work and equipment. The agreement does not cover the commercial manufacture of alfimeprase drug substance, but the Company and Avecia have agreed to negotiate in good faith towards the completion of a commercial supply agreement once Avecia has commenced the validation campaign. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Avecia if Nuvelo breaches the agreement, and by Nuvelo for any reason, subject in some cases to cancellation fees and penalties.

In May 2006, the Company executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the agreement, the Company and Baxter will agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with current plans, Nuvelo expects to pay Baxter approximately $5.3 million, which will increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Baxter if Nuvelo breaches the agreement, and may be terminated by Nuvelo for any reason, subject in some cases to cancellation fees and penalties.

8. Foreign Currency Derivatives

In June 2005, the Company entered into a development and validation agreement with Avecia Ltd. under which Nuvelo’s payments to Avecia are denominated in British pounds. In order to reduce exposure to fluctuations in the British pound prior to any payment made under this contract, the Company has entered into a number of foreign currency forward hedging contracts, all maturing or having matured within one year, and all being designated as cash flow hedges under SFAS 133. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. At hedge inception, critical terms in the derivative contract that may not precisely match the contract over its life are evaluated for effectiveness using regression analysis. Ongoing effectiveness is calculated by affirming the probability of the transaction and comparing, on a spot-to-spot basis, the change in fair value of the hedge contract to the change in fair value of the forecasted transaction (the underlying hedged item). The effective component of hedge gains and losses is recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing is recognized immediately as a general and administrative expense. In 2005 and the six months ended June 30, 2006, immaterial amounts were recorded to general and administrative expense associated with the time value excluded from effectiveness testing. Should a hedge be de-designated or the hedge instrument terminated prior to recognition of the forecasted transaction, amounts accumulated in other comprehensive income (loss) will remain there until the hedged item impacts earnings. In the event the forecasted transaction is considered unlikely to occur or does not occur in the appropriate time frame, all gains and losses on the related hedge will be recognized immediately as a general and administrative expense.

As of June 30, 2006, the Company had notional amounts outstanding of £3.8 million ($6.8 million) on these contracts and the outstanding contracts were in a fair value gain position of $249,000, which is recorded in other current assets in the balance sheet. The following table summarizes the activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges held by the Company during the period presented (in thousands):

Six Months Ended June 30, 2006
Balance at beginning of period	$(197)
Changes in fair value of derivatives, net	707
Reclasses to research and development expense from other comprehensive loss	1

Balance at end of period	$(511)

All unrealized losses reported in accumulated other comprehensive loss at June 30, 2006 are expected to be reclassified to the statement of operations within 12 months.

9. Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s board of directors and current chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of June 30, 2006, the remaining principal and accrued interest to date totaled $5.7 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of June 30, 2006, 360,216 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

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

11. Subsequent Events

On July 31, 2006, Nuvelo entered into a new collaboration agreement with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, which replaces the former 50/50 collaboration agreement signed in January 2004. Under the new agreement, Archemix will be responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo will be responsible for development and worldwide commercialization of these product candidates. Nuvelo will make an initial upfront payment to Archemix of $4.0 million, and will fund at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the next three years. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within 5 years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties have agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words including “will,” “anticipate,” “believe,” “intends,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC. Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. Our development pipeline includes three acute cardiovascular programs: alfimeprase, a direct-acting thrombolytic in Phase 3 clinical trials for the treatment of thrombotic disorders; rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex, which recently completed a Phase 2 clinical study for acute coronary syndromes (ACS), and NU172, a direct thrombin inhibitor for use as a short-acting anticoagulant during medical procedures, which is currently in pre-clinical development. We are also advancing an emerging oncology pipeline, which includes pre-clinical candidate NU206, for the potential treatment of chemotherapy/radiation therapy-induced mucositis, and rNAPc2, for potential use in a variety of cancers based on its apparent role in the cellular signaling related to metastasis and angiogenesis. In addition, we expect to leverage our expertise in secreted proteins and cancer antibody discovery to further expand our pipeline and create additional partnering and licensing opportunities.

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

In April 2005, we commenced the first of two trials in the alfimeprase Phase 3 acute PAO program, known as NAPA (Novel Arterial Perfusion with Alfimeprase). This program consists of two trials known as NAPA-2 and NAPA-3. Both trials are randomized, double-blind studies comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients each. The primary endpoint is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated, including safety endpoints, such as the incidence of bleeding, and pharmacoeconomic endpoints, such as length of hospital and intensive care unit stay. Each trial is being conducted in approximately 100 centers worldwide. We expect to complete enrollment in the NAPA-2 trial in the second half of 2006. In April 2006, we began enrollment in the NAPA-3 trial, which is under a special protocol assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA). An SPA is a written agreement with the FDA that specifies the terms and conditions under which a trial will be conducted and analyzed in support of a regulatory submission. Alfimeprase has also received fast track designation from the FDA for acute PAO. Fast track designation can potentially facilitate development and expedite review of biologics license applications. Fast track designation is reserved for new drugs that demonstrate the potential to address an unmet medical need and are intended for treatment of a serious or life-threatening condition. In addition, we have obtained orphan drug status for alfimeprase in the United States and Europe for the treatment of acute PAO, which may provide us with up to seven and ten years of market exclusivity in the United States and Europe, respectively, following market authorization.

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

We also intend to expand our alfimeprase development program by initiating a Phase 2 clinical trial in the second half of 2006 to evaluate the potential of alfimeprase in the treatment of acute ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat deep venous thrombosis (DVT). The Phase 2 acute ischemic stroke, or CARNEROS-1 (Catheter Directed Alfimeprase for Restoration of Neurologic Function and Rapid Opening of Arteries in Stroke) trial, will be an open label, dose escalation study in up to 90 patients with symptom onset within three to nine hours of enrollment in the trial. Primary endpoints will evaluate safety and re-canalization rates.

In January 2006, we entered into a license and collaboration agreement with Bayer HealthCare AG (Bayer) for the global development and commercialization of alfimeprase. Under this agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. We retain all commercialization rights and profits from alfimeprase sales in the United States. We are eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that we received in January 2006, up to $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We expect to meet a $10.0 million development milestone in the second half of 2006 for the initiation of a phase 2 trial for alfimeprase in acute ischemic stroke. In addition, Bayer is responsible for 40 percent of the costs for global alfimeprase development programs, and we are responsible for the remaining 60 percent of the costs. We will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program. In the first six months of 2006, a total of $12.8 million was either billed or is billable to Bayer for our alfimeprase-related global development spending as a result of this cost-sharing arrangement.

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

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia will conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. In accordance with the terms of our license agreement with Amgen, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to Avecia. We are to pay Avecia fees totaling £13.8 million ($24.2 million), for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £3.8 million ($6.7 million), as a result of amendments to the work program to provide for additional process development and validation work. Of the total commitment, £4.7 million ($8.4 million) had yet to be paid as of June 30, 2006.

In May 2006, we executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the agreement, we and Baxter will agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with current plans, we expect to pay Baxter $5.3 million, which will increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase. The agreement remains in force until the completion of the work contemplated under it, but may be terminated early by Baxter if Nuvelo breaches the agreement, and may be terminated by us for any reason, subject in some cases to cancellation fees and penalties.

rNAPc2

Our second drug candidate, rNAPc2, is a recombinant, modified version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the factor VIIa and tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation and has also been shown to play a role in both metastasis, or local and distant spread of cancer cells, and angiogenesis, or the formation of new blood vessels, as they relate to tumor growth. In May 2005, we completed a Phase 2a double-blind, placebo-controlled clinical trial showing that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to ten micrograms/kg in patients being treated for ACS, including unstable angina, and non-ST segment elevation myocardial infarction. Additional data is now being generated from this Phase 2a trial based on surrogate endpoints, and we expect to present efficacy data at the World Congress of Cardiology in September 2006. Based on these encouraging results, we initiated a Phase 2 heparin-replacement trial with rNAPc2 in August 2005. This study completed enrollment in the second quarter of 2006, and we also expect to present data from this at the World Congress of Cardiology in September 2006.

In addition, we are investigating the potential of rNAPc2 as a cancer therapy, and plan to initiate a Phase 2 trial with rNAPc2 in the first half of 2007. The dose escalation trial will enroll up to 120 patients with metastatic colorectal cancer. Four ascending doses of rNAPc2 (1, 2.5, 5 and 10 micrograms/kg) will be given twice weekly in addition to standard chemotherapy as a second-line therapy. Efficacy endpoints will include progression-free survival, metastasis-free survival and overall survival.

We have obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into with them in February 2004. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved, although we currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

NU172

On July 31, 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix will be responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. Under the new collaboration agreement, we will make an initial upfront payment to Archemix of $4.0 million. We will also fund at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the next three years. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within 5 years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties have agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

In addition, we have designated NU172, a short-acting aptamer that directly inhibits thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots, as a development candidate for potential use as an anticoagulant for patients undergoing acute cardiovascular procedures. Data from pre-clinical animal models suggest that NU172 is a potent anticoagulant with the potential to have predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications and no risk of heparin-induced thrombocytopenia. We plan to commence IND-enabling studies with NU172 in the second half of 2006.

NU206

Pre-clinical candidate, NU206, is a highly specific and potent gastrointestinal epithelial growth factor. We plan to initially pursue NU206 as a supportive cancer therapy, specifically to treat radiation and chemotherapy-induced mucositis in the gastrointestinal tract and expect to initiate a Phase 1 clinical program with NU206 in the second half of 2006. We are also investigating inflammatory bowel disease as a potential indication for NU206.

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

Financing and Facilities

In June 2006, we filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission under which we may, from time to time, sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities. We plan to use the net proceeds from any securities issued under the registration statement for working capital needs and other general corporate purposes, which may include funding the commercialization of alfimeprase, and the advancement of drug candidates in clinical trials.

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

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. We plan to continue using the net proceeds from any securities issued under this agreement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.07 per share. As of June 30, 2006, we had $60.6 million remaining available under the CEFF, having sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005 under this facility.

Results of Operations

Contract Revenue

Contract revenues were $1.0 million and $2.1 million in the three and six months ended June 30, 2006, compared to $0.2 million in both corresponding periods of 2005. The increases were primarily due to the recognition of revenue from the $50.0 million up-front license fee received from Bayer in January 2006. The up-front license fee was recorded as deferred revenue upon receipt and is being recognized on a straight-line basis over the term of the agreement, estimated to be through September 2020, when the last significant alfimeprase-related patent expires. Any other amounts billable to Bayer for milestones achieved or for sales of alfimeprase to Bayer for use in their country-specific trials or commercial sale outside of the United States will be recognized on a similar basis, as will the associated cost of sales. Once the development of alfimeprase has been substantially completed, any remaining deferred revenue and expenses will be recognized at that point, and any milestones and sales of alfimeprase that are billable to Bayer after that point will be recognized as they are earned.

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

R&D expenses were $14.7 million in the three months ended June 30, 2006, compared to $14.5 million in the corresponding period of 2005. The increase of $0.2 million was primarily due to a $9.5 million increase in consulting and outside service expenses related to clinical trials and drug manufacturing, and a $2.9 million increase in R&D personnel expenses in support of these activities, including a $1.3 million increase in employee stock-based compensation expense as a result of the implementation of SFAS 123(R). These increases were largely offset by a $7.0 million increase in amounts billable to our collaboration partners under cost-sharing arrangements, primarily to Bayer, which is reimbursing 40 percent of alfimeprase-related global development spending, and a decrease due to the $5.0 million Amgen milestone payment expensed in 2005.

R&D expenses were $26.8 million in the six months ended June 30, 2006, compared to $25.5 million in the corresponding period of 2005. The increase of $1.3 million was primarily due to a $14.2 million increase in consulting and outside service expenses related to clinical trials and drug manufacturing, and a $5.5 million increase in R&D personnel expenses in support of these activities, including a $2.6 million increase in employee stock-based compensation expense. These increases were largely offset by a $12.9 million increase in amounts billable to our collaboration partners under cost-sharing arrangements, and a decrease due to the $5.0 million Amgen milestone payment expensed in 2005.

R&D expenses for our significant programs were as follows for the periods indicated (including up-front fees and net of collaboration cost-sharing):

Program	Six months ended June 30, 2006	Since Inception
	(In millions)
Alfimeprase	$11.4	$73.0
rNAPc2	2.3	9.4
NU206	1.1	3.8

We expect R&D spending to increase significantly during 2006 as compared to 2005, as we intensify our alfimeprase Phase 3 clinical trial activity and increase alfimeprase manufacturing-related expenditures. The increase will be partially offset by amounts billable to our collaboration partners under cost-sharing arrangements, including an estimated $30.0 million to Bayer for 2006 as a whole.

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

G&A expenses were $7.3 million in the three months ended June 30, 2006, compared to $3.2 million in the corresponding period of 2005. The increase of $4.1 million was primarily due to a $2.8 million increase in G&A personnel costs, including a $2.3 million increase in employee stock-based compensation expense as a result of the implementation of SFAS 123(R), and a $0.6 million increase in consulting and outside service expenses, primarily related to pre-commercialization activities for alfimeprase.

G&A expenses were $17.5 million in the six months ended June 30, 2006, compared to $7.0 million in the corresponding period of 2005. The increase of $10.5 million was primarily due to a $5.4 million increase in G&A personnel costs, including a $4.1 million increase in employee stock-based compensation expense, a $2.4 million charge related to the quarterly revaluation of the Kingsbridge warrant, and a $1.6 million increase in consulting and outside service expenses, primarily related to pre-commercialization activities for alfimeprase.

We expect G&A expenses to continue to increase in 2006 as compared to 2005 in order to support growth in our general operating activities and as we continue preparations for the planned commercial launch of alfimeprase.

Interest and Other Income (Expense), net

We had net interest and other income of $2.1 million and $3.6 million in the three and six months ended June 30, 2006, compared to $0.4 million and $0.6 million in the corresponding periods of 2005. The increases were primarily due to an increase in interest income resulting from higher average cash and investment balances and applicable interest rates in the 2006 period.

Net Loss

Since our inception, we have incurred significant net losses, and as of June 30, 2006, our accumulated deficit was $366.2 million. During the six months ended June 30, 2006, we incurred a net loss of $38.5 million, compared to $31.7 million in the corresponding period of 2005. The $6.8 million increase in net loss resulted primarily from the increases in expenses noted above, including a $6.7 million increase in total employee stock-based compensation expense as a result of the implementation of SFAS 123(R) and a $2.4 million charge related to the quarterly revaluation of the Kingsbridge warrant, being partially offset by higher revenues and interest income during the 2006 period.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue development of our clinical stage drug candidates, alfimeprase and rNAPc2, and our pre-clinical stage drug candidates, NU172 and NU206. In addition, we expect to incur significant costs as we continue preparations for the planned commercial launch of alfimeprase, further expand research and development of potential biopharmaceutical product candidates, and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances as of the dates indicated were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$134,786	$37,764
Short-term investments	44,781	32,572

Cash, cash equivalents and short-term investments	$179,567	$70,336

Cash flows from operating, investing and financing activities in the periods indicated were as follows:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$1,948	$(25,955)
Net cash used in investing activities	(13,307)	(10,452)
Net cash provided by financing activities	108,381	67,526

Net increase in cash and cash equivalents	$97,022	$31,119

Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2006, we had total cash, cash equivalents and short-term investments of $179.6 million, as compared to $70.3 million as of December 31, 2005. The increase of $109.3 million resulted primarily from net cash proceeds of $112.0 million from a public offering in February 2006 and from a $50.0 million up-front cash payment received from Bayer in January 2006 upon entry into the license and collaboration agreement for alfimeprase. These inflows were partially offset by other operating expenditures during the period.

As of June 30, 2006, all but $2.0 million of our short-term investments in marketable securities have maturities of less than one year, and all have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

Our primary sources of liquidity are from financing activities and collaboration receipts. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In June 2006, we filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission under which we may, from time to time, sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities.

In February 2006, we raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge, under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. As of June 30, 2006, we had $60.6 million remaining available under the CEFF, having sold 653,103 shares for gross proceeds of $5.0 million in November 2005 and 1,186,297 shares for gross proceeds of $9.4 million in December 2005 under this facility.

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

Dr. Rathmann, a former member of our board of directors and current chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of June 30, 2006, the remaining principal and accrued interest to date totaled $5.7 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of June 30, 2006, 360,216 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

On May 31, 2006, we repaid a five-year promissory note held by Affymetrix. The cash payment consisted of $4.0 million for the principal and $1.4 million for the full amount of accrued interest through the date of the payment.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $1.9 million in the six months ended June 30, 2006, compared to $26.0 million used in the corresponding period of 2005. The change of $27.9 million was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by increases in spending primarily related to clinical trials and drug manufacturing for alfimeprase.

We expect operating spending to increase significantly during 2006 as compared to 2005, as we advance our alfimeprase Phase 3 clinical trials, increase manufacturing expenditures, and incur additional general corporate expenses, including those for continued preparations for the planned commercial launch of alfimeprase. This increase in spending will be offset by the $50.0 million up-front payment received from Bayer in January 2006 upon entry into our license and collaboration agreement for alfimeprase, by Bayer’s 40 percent cost sharing reimbursements for global development spending, and a potential $10.0 million milestone fee due from Bayer if we initiate a Phase 2 clinical trial for acute ischemic stroke. Our future milestone payments under current agreements with Amgen, Dendreon and Archemix could total $93.5 million, although we currently cannot predict with any certainty if or when any of these milestones will be achieved.

Cash Used in Investing Activities

Net cash used in investing activities was $13.3 million in the six months ended June 30, 2006, compared to $10.5 million in the corresponding period of 2005. The increase of $2.8 million was primarily due to increased net purchases of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $108.4 million in the six months ended June 30, 2006, compared to $67.5 million in the corresponding period of 2005. The amounts are primarily comprised of the net proceeds from public offerings of $112.0 million and $68.5 million in the 2006 and 2005 periods, respectively.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in the remainder of 2006 and future periods (in thousands):

	2006	2007	2008	2009	2010	2011 and thereafter	Total
Contractual obligations:
Operating lease obligations	$4,664	$9,533	$9,750	$8,333	$8,633	$6,523	$47,436
Bank loans (a)	835	1,420	126	—	—	—	2,381
Capital lease obligations (a)	21	48	33	33	1	—	136
Related party line of credit (b)	1,375	4,329	—	—	—	—	5,704
Facility restoration obligation (c)	—	—	—	—	—	359	359

Total contractual obligations	$6,895	$15,330	$9,909	$8,366	$8,634	$6,882	$56,016

(a)	Includes interest payments at fixed rates of interest.
(b)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment in October 2007. Includes $2.0 million interest accrued as of June 30, 2006. The outstanding principal and interest may be repaid at any time upon mutual agreement, by conversion into shares of our common stock.
(c)	Includes estimated interest accretion at 7.25% per annum.

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

Impairment or Disposal of Long-Lived Assets

Periodically, we determine whether any long-lived asset or related asset group has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount of the asset or asset group exceeds its fair value. Intangibles with determinable useful lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and we perform an annual impairment review regardless of any such events or changes. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets, our overall business strategy or market and economic trends. Events may occur that could cause us to conclude that impairment indicators exist and that certain long-lived assets or related asset groups are impaired, which may result in a significant adverse impact to our financial condition and results of operations. There were assessed to be no impairments to long-lived assets as of June 30, 2006.

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

The SFAS 142 goodwill impairment model involves a two-step process. First, we compare the fair value of the reporting unit with its carrying value, including goodwill. The estimated fair value of the reporting unit, in this case the Nuvelo business segment, being the only business segment in the company, is computed by multiplying the quoted market price of the company’s common stock on the Nasdaq Global Market by the outstanding common stock of the company at that time. If the fair value of the reporting unit is determined to be more than its carrying value, including goodwill, no goodwill impairment is recognized. If the fair value of the reporting unit is determined to be less than its carrying value, goodwill impairment, if any, is computed using the second step. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test and the fair value of the reporting unit was the price paid to acquire it. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of goodwill, which is used to determine the impairment amount.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We have elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods, and prior period results are not restated.

We have selected the Black-Scholes option–pricing model as the most appropriate fair-value method for our stock-based awards, which requires assumptions to be made for the expected term of the awards, expected volatility of our stock price, risk-free interest rates and expected dividend yields. These assumptions are highly subjective and involve inherent uncertainties and are based on management’s best estimates and judgment. If alternative assumptions had been used instead of those presented in the notes to the financial statements, stock-based compensation expense could have been materially different from amounts recorded in the financial statements under SFAS 123(R) and disclosed on a pro forma basis under SFAS 123. In addition, under SFAS 123(R) we are required to estimate the expected forfeiture rate of awards and only recognize expense for those awards expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different from amounts recorded in the financial statements.

For all option grants we use historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of the option. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on our historic and expected dividend payouts. For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of our common stock and option forfeitures were recognized as they occurred. The graded-vested (multiple-option) method continues to be used for expense attribution of these options that were unvested as of January 1, 2006. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), we are using a combination of historic and implied volatility of our common stock in deriving expected volatility. Forfeitures are estimated such that we only recognize expense for those shares expected to vest, and adjustments are made if actual forfeitures differ form those estimates. The straight-line (single-option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

We account for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date in compliance with Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The compensation expense is amortized using the straight-line method.

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

We record a valuation allowance to reduce deferred income tax assets to an amount that is more likely than not to be realized. Assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to the taxable income of future periods. Our deferred tax assets have been reduced to zero, as management believes that it is more likely than not that the deferred tax assets will not be realized. Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies and estimates of new product development and acceptance, product lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to operating expenses and other industry specific and macro- and micro-economic factors. In addition, consideration is also given to ongoing and constantly evolving global tax laws and our own tax minimization strategies.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify certain parties from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and officers. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

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

•	We have exposure to changes in interest rates on our cash equivalents, which are held primarily in money market funds and debt securities with original maturities of 90 days or less, and that earn interest at variable rates.

•	Changes in interest rates do not affect interest income on our existing short-term investments as they are maintained in U.S. government agency and corporate debt and asset-backed securities with fixed rates and original maturities of less than 24 months.

•	Changes in interest rates do not affect interest income on any restricted cash we may hold, as it is generally maintained in commercial paper with fixed rates and original maturities of less than 90 days.

Changes in interest rates do not affect interest expense on our outstanding bank loans and capital leases, as they bear fixed rates of interest.

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

There were no significant changes in our market risk exposures through the second quarter of 2006, since our Form 10-K filing on March 15, 2006.

Foreign Exchange Risk

Some payments to overseas suppliers of goods or services may be denominated in foreign currencies. Accordingly, as part of our corporate risk management strategy, we have implemented a policy of hedging significant foreign currency exposures that can be confidently identified and quantified, in order to mitigate the impact of currency rate fluctuations on our cash outflows. We do not enter into speculative foreign currency transactions. In June 2005, we entered into a development and validation with Avecia Ltd. under which payments for their services are denominated in British pounds. As a result, our financial results could be adversely affected by future increases in the British pound exchange rate. In order to reduce our exposure to fluctuations in the British pound prior to any payment made under this contract, we entered into a number of foreign currency forward hedging contracts in 2005 and the six months ended June 30, 2006, all maturing within one year and being designated as cash flow hedges under SFAS 133. The table below provides information about the open derivative contracts at June 30, 2006, with amounts in U.S. dollar equivalents (in thousands, except for average contract rate):

	June 30, 2006
	Notional Amount	Average Contract Rate	Fair Value Gain (Loss)
British pounds	$6,821	0.56	$249

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 24, 2006, we were notified that Archemix had filed with Judicial Arbitration and Mediation Services, Inc. (JAMS) a Statement of Claim requesting the initiation of an arbitration pursuant to our January 12, 2004 Collaboration Agreement with Archemix. In its Statement of Claim, Archemix seeks a declaration that the exclusive “Field” as defined in the Collaboration Agreement is limited to aptamers that bind directly to thrombin and a declaration that the Agreement prohibits the parties from developing any compounds outside of the Collaboration that bind to thrombin directly. Archemix also requests unspecified damages. We view Archemix’s asserted claim as highly unlikely to result in our having any liability to Archemix. As a result of the entry into a new collaboration agreement with Archemix on July 31, 2006, the parties have agreed to dismiss this arbitration proceeding.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. Those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are marked with an asterisk(*).

RISKS RELATED TO OUR BUSINESS

We may not be able to develop and commercialize our lead product candidate, alfimeprase, or any of our other drug candidates successfully.*

We currently have two clinical stage drug candidates. All of our other potential products currently are in research or pre-clinical development, and revenues from the sales of any products may not occur for several years, if at all. If we are unable to successfully develop and commercialize alfimeprase and our other potential products, our business, results of operations and financial condition will be affected in a materially adverse manner.

FDA and international regulatory approval of our lead product candidate, alfimeprase, and our other products is uncertain.*

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

Our near-term success is dependent on the success of our lead product candidate, alfimeprase.

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

Our clinical trials may not yield results that will enable us to obtain the regulatory approvals necessary to sell our products.

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

Patient enrollment is affected by factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;

•	patient referral practices of physicians;

•	availability of clinical trial sites; and

•	other clinical trials seeking to enroll subjects with similar profiles.

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

In January 2004, we entered into a collaboration agreement with Archemix for the research and development of a thrombin inhibiting aptamer, in accordance with which we shared equally all research and development costs and revenues subsequent to our initial funding of $4.0 million of these costs through the third quarter of 2004.

On July 31, 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix will be responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. Under the new collaboration agreement, we will make an initial upfront payment to Archemix of $4.0 million. We will also fund at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the next three years. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within 5 years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, rNAPc2, NU172, NU206, or other pre-clinical product candidates, or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

In addition to our existing collaborations, we will focus on effecting new collaborative arrangements where we would share costs of identifying, developing and marketing drug candidates. We cannot assure you that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

We currently depend upon third parties for a variety of functions, including clinical trials management and manufacturing, and will enter into future arrangements for the clinical trials management, manufacture and sale of our products. Our arrangements with these third parties may not provide us with the benefits we expect.*

We currently rely upon third parties to perform administrative functions and functions related to the research, development, pre-clinical testing and clinical trials of our drug candidates. Our reliance on third party contract research organizations and consultants that manage and monitor our clinical trials may result in delays in completing, or in failing to complete, our clinical trials if they fail to perform with the speed and competency we expect. Because we do not have the resources, facilities or experience to manufacture our drug candidates on our own, we rely, and will continue to rely, on third parties, such as contract research and manufacturing organizations, to manufacture, which includes manufacturing bulk compound, filling and finishing, and labeling and packaging, our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers and do not have long-term supply agreements with our third-party manufacturers. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates.

Our drug candidates have never been manufactured on a commercial scale. Until recently, we have relied on Amgen to manufacture our clinical drug product, alfimeprase. In June 2005, we entered into a definitive agreement with Avecia for the scale up and validation of the manufacturing process for alfimeprase drug substance, in anticipation of the potential commencement of the manufacture of commercial quantities. We have transitioned the process of alfimeprase manufacture from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase drug substance. In May 2006, we executed a drug product development and clinical supply agreement with Baxter for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by Avecia and Baxter and that previously manufactured by Amgen.

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

With respect to rNAPc2, we received a supply of rNAPc2 from Dendreon, which is being used in our research and development activities. When we deplete this existing supply, we will need third party manufacturers to produce additional rNAPc2. Third-party manufacturers may not be able to manufacture the bulk drug substance and final drug product at a cost, in quantities or with the quality necessary to make this drug commercially viable.

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

If and when any of our other drug candidates, such as NU206, enter the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into contractual relationships with such third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

Our reliance on these relationships poses a number of risks, including:

•	Ineffective clinical trials management or monitoring resulting in delays in or interruptions to, our clinical trials;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates;

•	inability of third parties to manufacture, including filing and finishing, and labeling and packaging, our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	disagreements with third parties that could disrupt our operation or delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between third parties’ work for us and their work for another entity, and the resulting loss of their services;

•	failure to identify acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them; and

•	lack of all necessary intellectual property rights to manufacture and sell our drug candidates.

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

We are expanding our operations, and any difficulties managing this growth could disrupt our business.*

The implementation of our business strategy requires us to expand our operations, including expanding our facility, which will place and places additional demands on our financial, administrative and information technology resources and increase the demands on our financial systems and controls. We have begun the process of hiring a commercial organization and putting the infrastructure in place to support a potential commercial launch of alfimeprase. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties. As our operations grow, we must expand and enhance our financial, administrative and information technology infrastructures. We also may need to continue to expand our office and laboratory facilities to accommodate any future growth, but may be unable to lease additional space at or close to our current San Carlos facility at commercially reasonable rates, if at all. We may be required to seek additional facilities. If we are unable to effectively manage the growth of our operations, we may not be able to implement our business strategy, and our financial condition and results of operations may be adversely affected.

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

We have not yet commercialized any of our drug candidates; our ability to develop and subsequently commercialize products is unproven.*

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

Our commercialization of products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	difficulties in manufacturing the product on a large scale;

•	difficulties in planning, coordinating and executing the commercial launch of the product;

•	difficulties in marketing, distribution or sale of the product;

•	the possibility of a failure to comply with laws and regulations related to the marketing and sale of the product;

•	competition from superior products; or

•	third-party patents that preclude us from marketing a product.

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

We face intense competition.*

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. Our competitors include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our lead product candidate, alfimeprase, if approved, will face competition in the catheter occlusion indication from alteplase, an approved Genentech, Inc. product, and will potentially face competition in the acute PAO indication from medical devices and product candidates currently being developed and/or marketed.

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

Many of the companies developing competing products have greater expertise than our collaboration partners have, in discovery, research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We will face competition with respect to:

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

RISKS RELATED TO OUR CAPITAL STRUCTURE AND FINANCIAL RESULTS

We have not been profitable, anticipate continuing losses and may never become profitable.*

We had net losses of $52.5 million in 2004, $71.6 million in 2005 and $38.5 million in the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of $366.2 million.

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

In January 2005, we entered into a lease agreement for 61,826 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our facility at 985 Almanor Avenue in Sunnyvale, California, which is currently primarily being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a significant charge to our earnings based on the remaining lease rental expense for this facility, reduced by the estimated income from sublease rental, if any. As of June 30, 2006, the remaining lease rental expense for this facility was $27.7 million. Similarly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if we sublease or otherwise exit this facility, we could also incur a significant charge to our earnings for the impairment of leasehold improvements related to this facility, based on the difference between their carrying value and fair value at the time of the sublease or exit. As of June 30, 2006, this difference was estimated to be $3.3 million.

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

We will need to raise additional capital, and such capital may be unavailable to us when we need it or not available on acceptable terms.*

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	the success of our collaborative relationship with Bayer, in accordance with the alfimeprase license and collaboration agreement we entered into in January 2006;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, rNAPc2, NU172 and NU206;

•	the cost of manufacturing our material for pre-clinical, clinical and commercial purposes;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and pre-clinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	our ability to use our common stock to repay our line of credit with Dr. George Rathmann;

•	future funding commitments to our collaborators;

•	general conditions in the financial markets and in the biotech sector;

•	the uncertain condition of the capital markets and in the biotech sector; and

•	other factors not within our control.

We may face fluctuations in operating results.*

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have, their progress in research, pre-clinical and clinical studies and the costs involved in manufacturing them;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our licensing and collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in the price of our common stock or other variables used as a basis for valuing stock-based awards;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

In addition, as a result of our adoption of FAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.

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

Historically, our stock price has been extremely volatile. Between January 1, 2005 and December 31, 2005, the price ranged between a high of $10.35 per share and a low of $5.75 per share, and between January 1, 2006 and June 30, 2006, the price ranged between a high of $18.71 per share and a low of $8.16 per share. The significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of the market for the common stock;

•	the experimental nature of our potential products;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, or upon repayment of our line of credit with Dr. George Rathmann;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or collaborations, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments, developments with respect to proprietary rights and our collaborations;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles;

•	general market conditions; and

•	public concern with respect to our products.

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

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.*

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2006, we had 51,924,436 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of June 30, 2006, our directors, officers and greater than five percent stockholders held approximately 15.0 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

Under registration statements on Form S-8 under the Securities Act, as of June 30, 2006, we have also registered approximately 11,387,081 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in the 11,387,081 shares, as of June 30, 2006, are (i) 6,586,048 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 823,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 3,766,859 shares of our common stock reserved for future option grants under our 2004 Equity Incentive Plan, and (iv) 210,635 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of June 30, 2006, 3,452,930 of the shares issuable upon exercise of our outstanding options were exercisable. Once these shares are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of June 30, 2006, 1,786,685 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2006, $5.7 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

In June 2006, we filed an automatic shelf registration statement with the SEC on Form S-3, which became immediately effective upon filing. Under this shelf registration, we may, from time to time, sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities. Should we sell any securities under this shelf, it could have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the market price of our common stock.

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

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. In November 2005, under this stock purchase agreement, we sold 653,103 shares for gross proceeds of $5.0 million, and in December 2005 sold 1,186,297 shares for gross proceeds of $9.4 million. The balance of $60.6 million remains available for use by us over the remainder of the three-year period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

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

In December 2004, our board of directors approved an “Executive Change in Control and Severance Benefit Plan” for our executive officers and other eligible employees, which was amended and restated in May 2005. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain of our eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted by us previously. All of our executive employees at the level of Vice President or above have been designated as participants in the plan and our board of directors may designate other eligible individuals as participants. The plan provides that, upon a change in control of the company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause, or constructively terminated, within one month preceding our change in control. If a participant is terminated without cause or constructively terminated one month before or one year after our change in control, he or she will also be entitled to certain cash severance and continued medical benefits. The change in control and severance benefits for certain of our employees provided for under this plan could make it more difficult and expensive, or less desirable, for a third party to acquire us, even if doing so would benefit our stockholders.

RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL MATTERS

The commercial success of our products will depend upon our ability to protect the intellectual property rights associated with our products and drug candidates.

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

If the manufacture, use or sale of our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages or licensing fees and limit our ability to sell some or all of our products.

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

Our market success depends in part on us neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents and proprietary rights that may relate to our technology. We may be required to obtain licenses to patents or other proprietary rights of others for ourselves, our collaboration partners and our service providers in order to conduct research, development or commercialization of some or all of our programs. We plan to seek licenses, as we deem appropriate, but it is possible that we may infringe upon these patents or proprietary rights of third parties. If we do not obtain these licenses, we may encounter delays in product market introductions, incur substantial costs while we attempt to design around existing patents or not be able to develop, manufacture or sell products. In response, third parties may assert infringement or other intellectual property claims against us, our collaboration partners or our service providers. We may consequently be subjected to substantial damages for past infringement or be required to modify our products if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties, which could adversely impact our product costs and have an impact on our business. Further, if we do obtain these licenses, the agreed terms may necessitate reevaluation of the potential commercialization of any one of our programs. Failing to obtain a license could result in litigation. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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

We face heavy government regulation, and any disputes relating to business practices or improper handling, storage or disposal of hazardous materials, chemicals and patient samples could be time consuming and costly. *

Our research and development and production activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, infectious disease agents, patient tissue and blood samples. We, our collaborators and service providers, are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we, or our collaborators or service providers, fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations. In addition, our collaborators and service providers may be working with hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

We also are subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, general business practices, the experimental use of animals, and the environment. In addition, we cannot predict the extent of government regulations or the impact of new governmental regulations that might significantly harm the discovery, development, production and marketing of our products. We may be required to incur significant costs to comply with current or future laws or regulations, and we may be adversely affected by the cost of such compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 24, 2006. At that meeting, a quorum was present and three proposals were voted upon.

1.	Two nominees were elected as Class I Directors, each to hold office until the 2009 annual meeting of stockholders or until his or her successor is duly elected and qualified. The nominees and the voting for each were as follows:

NOMINEE	FOR	WITHHELD
Ted W. Love	44,116,225	51,545
Burton E. Sobel	40,740,226	3,427,544

2.	An amendment to our 2004 Equity Incentive Plan to increase the number shares reserved under it by 4,700,000 was approved. The voting for the proposal was as follows:

VOTES
For	15,999,814
Against	7,512,675
Abstain	23,754
Proxy non-votes	20,631,527

3.	The selection of KPMG, LLP as our independent auditors for the fiscal year 2006 was ratified. The voting for the proposal was as follows:

VOTES
For	44,007,530
Against	141,055
Abstain	19,185

The following directors’ terms of office continued after the Annual Meeting of Stockholders on May 24, 2006: Mary K. Pendergast, Mark L. Perry, Kimberly Popovits and Barry L. Zubrow.

On May 23, 2006, George R. Rathmann, Ph.D. retired from the Board of Directors of Nuvelo, effective May 24, 2006. Dr. Rathmann will retain the position of chairman emeritus of Nuvelo. On May 24, 2006, James R. Gavin III, M.D., Ph.D. became a director of Nuvelo. Dr. Gavin was appointed to fill a vacant board seat and will serve as a Class III director until Nuvelo’s 2008 annual stockholders’ meeting.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(5)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(7)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(8)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(7)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(10)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(7)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(6)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(7)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(4)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(11)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(12)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(12)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.15	Reference is made to Exhibits 3.1 and 3.2.

Exhibit Number	Description
10.34†*	Nuvelo, Inc. 2004 Equity Incentive Plan.

10.58*§	Drug Product Development and Clinical Supply Agreement between Baxter Pharmaceutical Solutions LLC and Nuvelo, Inc. dated May 5, 2006.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ H. WARD WOLFF
H. Ward Wolff
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: August 8, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(5)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(7)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(8)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(7)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(10)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(7)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(6)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(7)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(4)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(11)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(12)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(12)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.34†*	Nuvelo, Inc. 2004 Equity Incentive Plan.

10.58*§	Drug Product Development and Clinical Supply Agreement between Baxter Pharmaceutical Solutions LLC and Nuvelo, Inc. dated May 5, 2006.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.