Form 10-Q
period 2006-09-30
NUVELO INC
filed 2006-11-08
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On October 31, 2006: 52,958,811

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and cash equivalents	$102,055	$37,764
Short-term investments	55,143	32,572
Collaboration receivables	8,169	1,207
Clinical trial supplies	18,436	12,261
Other current assets	5,438	1,961

Total current assets	189,241	85,765

Equipment, leasehold improvements and capitalized software, at cost	31,481	29,615
Accumulated depreciation and amortization	(15,713)	(14,450)

Equipment, leasehold improvements and capitalized software, net	15,768	15,165

Goodwill	4,671	4,671
Patents, licenses and other assets, net	2,425	2,445

Total assets	$212,105	$108,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,556	$4,919
Accrued employee liabilities	2,800	2,272
Accrued clinical trial and drug manufacturing costs	9,842	4,482
Current portion of deferred revenue	3,640	250
Current portion of deferred rent	5,260	9,936
Accrued interest	2,113	3,092
Current portion of bank loans	1,540	1,540
Note payable	—	4,000
Current portion of capital lease obligations	43	9
Current portion of related party line of credit	2,750	2,750
Other current liabilities	4,422	2,933

Total current liabilities	36,966	36,183
Non-current portion of deferred revenue	45,443	1,563
Non-current portion of deferred rent	9,341	9,393
Non-current portion of bank loans	337	1,492
Non-current portion of capital lease obligations	70	13
Non-current portion of related party line of credit	229	2,292
Other non-current liabilities	365	346

Total liabilities	92,751	51,282

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 52,235,095 and 44,149,456 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	52	44
Additional paid-in capital	511,584	384,629
Accumulated other comprehensive income (loss)	594	(250)
Accumulated deficit	(392,876)	(327,659)

Total stockholders’ equity	119,354	56,764

Total liabilities and stockholders’ equity	$212,105	$108,046

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Contract revenue	$908	$123	$2,978	$362

Operating expenses:
Research and development	23,134	14,798	49,929	40,341
General and administrative	6,840	4,175	24,310	11,139
Loss (gain) on sale or disposal of assets	(272)	2	(276)	25

Total operating expenses	29,702	18,975	73,963	51,505

Operating loss	(28,794)	(18,852)	(70,985)	(51,143)
Interest expense — related party	(75)	(111)	(260)	(345)
Interest expense — other	(20)	(143)	(252)	(414)
Interest income	2,221	639	6,276	1,617
Other income, net	—	8	4	157

Net loss	$(26,668)	$(18,459)	$(65,217)	$(50,128)

Basic and diluted net loss per share	$(0.51)	$(0.44)	$(1.28)	$(1.23)
Weighted average shares used in computing basic and diluted net loss per share	52,022	42,163	50,943	40,727

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(65,217)	$(50,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,403	1,946
Loss (gain) on sale or disposal of assets	(276)	25
Write-off of clinical trial supplies	1,815	—
Stock-based compensation expense	9,471	552
Change in fair value of warrant	2,791	(57)
Other non-cash items	(134)	207
Changes in operating assets and liabilities:
Collaboration receivables	(6,962)	218
Clinical trial supplies	(7,263)	979
Other current assets	(3,440)	(1,076)
Other non-current assets	(222)	(282)
Accounts payable	(363)	(759)
Accrued employee liabilities	528	146
Accrued clinical trial and drug manufacturing costs	5,360	2,938
Deferred revenue	47,270	1,875
Deferred rent	(5,720)	988
Accrued interest	(979)	570
Other current liabilities	(1,152)	160

Net cash used in operating activities	(22,090)	(41,698)

Cash flows from investing activities:
Maturities of short-term investments	54,862	47,506
Purchases of short-term investments	(77,369)	(55,672)
Purchases of equipment, leasehold improvements and software capitalization	(1,897)	(1,193)
Proceeds from sale of assets	537	—

Net cash used in investing activities	(23,867)	(9,359)

Cash flows from financing activities:
Proceeds from bank loans	—	1,500
Payments on bank loans	(1,155)	(683)
Payment of note payable	(4,000)	—
Payments on capital lease obligations	(26)	(1,054)
Payments on related party line of credit	(2,063)	(2,063)
Proceeds from release of restricted cash	—	191
Proceeds from issuance of common stock from public offerings, net	112,006	68,448
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	5,486	1,457

Net cash provided by financing activities	110,248	67,796

Net increase in cash and cash equivalents	64,291	16,739
Cash and cash equivalents at beginning of period	37,764	16,811

Cash and cash equivalents at end of period	$102,055	$33,550

Supplemental disclosures of cash flow information:
Interest paid	$1,498	$195

Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowances	$992	$8,856

Acquisition of equipment under capital leases	$117	$—

Capitalization of estimated future building restoration costs	$19	$341

Fair value of warrant granted as equity financing cost	$—	$2,078

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc., Nuvelo’s wholly owned and inactive subsidiary. All significant inter-company transactions and accounts have been eliminated on consolidation. Nuvelo is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes three acute cardiovascular programs focused on alfimeprase, rNAPc2 and NU172, as well as an emerging oncology pipeline, which includes pre-clinical candidate NU206.

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

The Company currently relies on Avecia Ltd. as a sole source for the manufacture of alfimeprase bulk drug substance and Baxter Pharmaceutical Solutions LLC (Baxter) as a sole source for its conversion into final drug product. If Avecia and Baxter are unable to produce alfimeprase in the quantities and with the quality required, the Company may incur significant additional expenses and efforts to complete clinical trials. Additionally, the potential approval to market alfimeprase could be significantly delayed.

Significant Accounting Policies

During the interim period, the Company has followed the accounting policies described in its Form 10-K for the fiscal year ended December 31, 2005. Additionally, the stock-based compensation policy has been updated as a result of the adoption by the Company of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006. The updated policy is detailed hereunder.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123(R), employee stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period net of estimated forfeitures. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company has elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods, and prior period results are not restated.

The Company has selected the Black-Scholes option–pricing model as the most appropriate fair-value method for its stock-based awards. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the Company continues to use the graded-vested (multiple-option) method for expense attribution. Prior to January 1, 2006, option forfeitures were recognized on a pro forma basis as they occurred, and subsequent to this date, the Company estimates forfeitures and only recognizes expense for those shares expected to vest. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using the straight-line (single-option) method for expense attribution and estimates forfeitures and only recognizes expense for those shares expected to vest. See Note 2 for a more detailed discussion of SFAS 123(R).

The Company accounts for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date until vested, in compliance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

2. Stock-Based Compensation

Stock Plans

In May 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan) to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan has since been amended, including amendments in May 2006 to increase the number of shares available for issuance under the plan by 4,700,000 shares and to remove the share reserve “recycling” features from the Plan such that shares no longer become re-available for issuance under the 2004 Plan in certain circumstances. Under the 2004 Plan, all awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan supersedes all prior option plans (detailed below), and no new awards will be granted under the prior plans. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under the prior plans and remaining for grant are now reserved for issuance under the 2004 Plan. Additionally, shares outstanding under the prior plans that are subject to options that expire or otherwise are forfeited become reserved for issuance under the 2004 Plan. For stock options, the 2004 Plan requires that the exercise price of each option may not be less than the fair market value of a share of common stock on the date of grant, and in the case of incentive stock options granted to an owner of more than 10% of the total combined voting power of all classes of the Company’s stock (10% Owners), must have an exercise price equal to at least 110% of the fair market value on the date of grant. The maximum term of any option granted under the 2004 Plan is ten years, provided that incentive stock options granted to 10% Owners must have a term not exceeding five years. Options granted to employees generally vest over a four-year period and expire after ten years if not exercised. As of September 30, 2006, options to purchase 6,852,201 shares were outstanding under the 2004 Plan and 2,541,644 shares were reserved for future option grants.

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan (Employee Plan). Options granted under the Employee Plan were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of not less than fair market value and non-statutory options were granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the Board of Directors. Options vest as determined by the Board of Directors (generally in four equal annual installments commencing one year after the date of grant), and expire ten years from the date of grant. As of September 30, 2006, options to purchase 313,497 shares were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan), which provided for periodic stock option grants to non-employee directors of the Company. Options under the Directors Plan, as amended, were granted at the fair market value of the Company’s common stock on the date of the grant, with appointment grants vesting 50% one year after the grant date and 50% two years after the grant date and annual grants vesting fully on the date of grant. As of September 30, 2006, options to purchase 70,462 shares were outstanding under the Directors Plan.

In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB/Consultant Plan) that provided for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allowed the Board of Directors to approve grants of stock options to consultants. As of September 30, 2006, options to purchase 1,666 shares were outstanding under the SAB/Consultant Plan.

In 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan) to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. The 2002 Plan authorized the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan required that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to 10% Owners. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after ten years if not exercised. As of September 30, 2006, options to purchase 258,907 shares were outstanding under the 2002 Plan.

In February 2000, a former director of the Company was granted an option outside of any of the Company’s stock option plans to purchase 333,333 shares of common stock at $95.06 per share, and in August 2001, was granted a further option to purchase 333,333 shares of common stock at $25.91 per share. In 2001, five employee officers were granted options outside of any option plan to purchase a total of 422,720 shares at prices between $29.87 and $37.69 per share. As of September 30, 2006, 773,539 options issued outside of any of the Company’s stock option plans were outstanding.

The Directors Plan, the Employee Plan, the 2002 Plan, the 2004 Plan and the options granted to the former director to purchase 666,666 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

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

Under the Company’s employee stock purchase plan (ESPP), eligible employees may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first or last business day of each three-month period. As of September 30, 2006, there were 196,838 shares available for issuance under the ESPP.

Stock-Based Compensation – Stock Options and ESPP

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R). Under the standard, stock-based compensation cost is generally to be measured at the grant date, based on the fair value of the award, and recognized as an expense over the employee’s requisite service period. The Company calculates compensation cost on the date of grant using the Black-Scholes model, which requires assumptions to be made for the expected term of the awards, expected volatility of the Company’s stock price, risk-free interest rates and expected dividend yields. The Company then amortizes compensation cost for awards expected to vest over the related vesting periods, generally four years for employee stock options.

For all option grants, the Company considers historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of each option. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on the Company’s historic and expected dividend payouts. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of the Company’s common stock and option forfeitures were recognized on a pro forma basis as they occurred. The graded-vested (multiple-option) method continues to be used for expense attribution of these options that were unvested as of January 1, 2006. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using a combination of historic and implied volatility of the Company’s common stock to derive expected volatility. Forfeitures are estimated such that the Company only recognizes expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates. The straight-line (single-option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Assumptions:
Expected term	5.29 years	5.67 years	5.33 years	5.58 years
Expected volatility	0.58	0.77	0.61	0.82
Risk-free interest rate	4.84%	4.15%	4.88%	4.05%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$9.39	$6.21	$9.48	$6.09

The fair values of purchase rights granted under the Company’s ESPP during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Assumptions:
Expected term	0.25 years	0.25 years	0.25 years	0.25 years
Expected volatility	0.36	0.33	0.50	0.37
Risk-free interest rate	5.02%	3.52%	4.81%	3.05%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$4.63	$2.11	$4.61	$1.84

The Company granted 1,442,200 and 2,209,700 options with total estimated fair values of $13.5 million and $21.0 million in the three and nine months ended September 30, 2006, respectively, including grants to non-employees. The total intrinsic value of options exercised was $3.8 million and $5.8 million for the three and nine months ended September 30, 2006, and $0.6 million and $0.7 million for the corresponding periods in 2005.

Stock-based compensation expense related to employee stock options and ESPP purchase rights was $2.4 million and $9.1 million for the three and nine months ended September 30, 2006, of which $1.1 million and $3.7 million was recorded to research and development expense, and $1.3 million and $5.4 million was recorded to general and administrative expense, respectively. Stock-based compensation expense related to non-employees was $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, and was negligible in the corresponding periods in 2005.

As a result of adopting SFAS 123(R), the Company’s net loss for the three and nine months ended September 30, 2006 was $2.4 million and $9.1 million higher, respectively, than if it had continued to account for employee stock-based compensation under APB 25, as it did in the comparable prior year periods. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 would have been $0.47 and $1.10 if SFAS 123(R) had not been adopted, compared to reported basic and diluted net loss per share of $0.51 and $1.28, respectively. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost, as a result of the full valuation allowance on its net deferred tax assets.

A summary of the Company’s stock option activity for the nine months ended September 30, 2006, and related information as of the period end, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2006
			(In years)	(In thousands)
Options outstanding at beginning of period	7,013,523	$15.11
Options granted	2,209,700	16.47
Options exercised	(581,738)	7.99
Options forfeited	(302,658)	9.89
Options expired	(68,555)	28.13

Options outstanding at end of period	8,270,272	$16.06	8.12	$52,415
Options vested or expected to vest	7,675,952	$16.30	8.05	$49,289
Options exercisable at end of period	3,582,814	$20.90	6.95	$24,647

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
		(In years)
$ 2.34 – $ 7.18	906,927	7.58	$6.15	662,845	$6.00
7.46 – 8.86	600,155	8.57	8.38	174,053	8.41
8.87 – 9.17	1,445,339	8.82	9.16	389,172	9.16
9.21 – 9.83	1,034,652	8.07	9.64	668,773	9.63
9.83 – 10.18	1,059,835	7.81	10.08	529,844	10.09
10.19 – 16.67	605,356	8.87	14.45	197,665	12.86
16.73 – 16.73	898,233	9.84	16.74	27,587	16.74
16.74 – 25.91	1,154,790	8.18	19.83	367,890	25.66
26.01 – 132.38	563,985	3.77	73.35	563,985	73.35
285.56 – 285.56	1,000	3.41	285.56	1,000	285.56

2.34 – 285.56	8,270,272	8.12	16.06	3,582,814	20.90

The fair value of options vested was $3.1 million and $8.7 million for the three and nine months ended September 30, 2006, and $3.1 million and $7.6 million for the corresponding periods in 2005. The unamortized compensation expense related to unvested options as of September 30, 2006, excluding estimated forfeitures, was $28.2 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.56 years.

The following table illustrates the pro forma effect under SFAS 123, of options and ESPP purchase rights granted, on the Company’s net loss and net loss per share in the three and nine months ended September 30, 2005, net of related tax effects (in thousands, except for per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(18,459)	$(50,128)
Add: Stock-based employee compensation expense included in reported net loss	216	394
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(3,208)	(9,054)

Pro forma net loss	$(21,451)	$(58,788)

Basic and diluted loss per share:
Total basic and diluted net loss per share, as reported	$(0.44)	$(1.23)
Pro forma basic and diluted net loss per share	$(0.51)	$(1.44)

3. Comprehensive Loss

The components of comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss, as reported	$(26,668)	$(18,459)	$(65,217)	$(50,128)
Unrealized gain on hedging instruments	72	82	780	82
Unrealized gain on available-for-sale securities	86	30	65	125

Comprehensive loss	$(26,510)	$(18,347)	$(64,372)	$(49,921)

4. Borrowing Arrangements

On May 31, 2006, the Company repaid the $4.0 million promissory note held by Affymetrix, Inc. in cash, as well as accrued interest of $1.4 million as of this date.

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements, with which the Company was in compliance as of September 30, 2006. Proceeds may be used solely for working capital or other general business needs.

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

In August 2006, the Loan Agreement was amended to extend the revolving credit line facility through August 28, 2007. As of September 30, 2006, the Company has yet to draw-down any of the funds available under this facility. Of the $8.0 million total line, $6.0 million is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB (see Note 8) and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, which was 8.25% as of September 30, 2006, and would cause replacement collateral to be required for the items above.

5. Facilities Lease Agreements

In January 2005, the Company entered into a seven-year facility lease agreement with BMR-201 Industrial Road LLC for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California, at $2.35 per square foot per month, subject to annual increases. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. The lease contains a tenant improvement allowance of $8.9 million, which was fully utilized in 2005, and has been recorded to leasehold improvements and deferred rent, with the respective balances being charged to depreciation and credited to rent expense over the lease term. In March 2006, the lease on this property was amended to provide for the exercise of the Company’s expansion option over 7,624 square feet of rentable space. The amendment allows for a tenant improvement allowance of $1.0 million, which was fully utilized as of September 30, 2006, and the related lease rental payments commenced in August of 2006.

As a result of the entry into the above lease, a review for impairment of leasehold improvements at 985 Almanor Avenue in Sunnyvale, California, took place in January 2005. As identifiable cash flows related to these assets are not independent of those of the Company as a whole, these assets were grouped with all the assets and liabilities of the Company for the purposes of the impairment review, and as a result, no impairment of these assets was identified, as the fair value of the net assets of the Company exceeds its carrying value. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the Company subleases or otherwise exits this facility, an impairment charge will be recorded based on the difference between the carrying value and fair value of the leasehold improvements at the time of the sublease or exit. The Company has estimated that it will incur future restoration costs for the premises at 985 Almanor Avenue with a current fair value of $0.4 million. Under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” this amount has been recorded as an increase to both leasehold improvements and other non-current liabilities in the balance sheet. Depreciation and interest accretion expense charged during the quarter was immaterial.

In August 2002, the lease on the property at 985 Almanor Avenue was amended to provide for a rent deferral of $4.9 million over the subsequent three years, retroactive to June 1, 2002. The Company is currently repaying the deferred rent liability, plus interest, over a four-year period beginning June 1, 2005, in equal monthly installments of $0.1 million. In October 2003, the lease was further amended to provide for an additional rent deferral of $2.9 million, to be repaid on May 30, 2011, the end of the lease term. In order to receive this rent deferral, the Company agreed to pre-pay $2.7 million of base rental payments in October 2003 to cover the nine-month period beginning October 1, 2003 and ending June 30, 2004, with no base rent being due for the period July 1, 2004 through March 30, 2005, and agreed to the early reinstatement of the original rental rates if the Company successfully raised $75.0 million in a single public or private offering, with the remaining amount of rent deferred under both lease amendments up to that date becoming due immediately. In September 2005, a third amendment to the lease was entered into to provide that if the Company raises $75.0 million or more in cash as a result of a single public or private offering, The Irvine Company will be paid the lesser of (i) 10% of any amount raised in excess of $75.0 million, or (ii) any remaining deferred rent obligation. The third amendment also required the Company to increase the letter of credit related to this lease from $4.0 million to $6.0 million (see Note 4), and released Dr. Rathmann from further obligations as a guarantor under the lease. As a result of the public offering in February 2006 (see Note 6), the Company paid The Irvine Company $3.7 million towards the remaining deferred rent obligation under the terms of this third amendment.

6. Common Stock

In June 2006, Nuvelo filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (SEC) under which the Company may, from time to time, offer to sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities. The Company plans to use the net proceeds from any securities issued under the registration statement for working capital needs and other general corporate purposes, which may include funding the commercialization of alfimeprase and the advancement of drug candidates in clinical trials.

In February 2006, the Company raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of common stock, including 975,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. The warrant’s fair value on the date of grant of $2.1 million, being $5.94 per share, was recorded as a financing cost against additional paid-in capital. The opposing current liability has and will continue to be marked-to-market each quarter, with the change being recorded to general and administrative expenses. The fair value of the warrant as of September 30, 2006 was $4.3 million, and is included in other current liabilities in the balance sheet. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an 8-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50, or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, and to maintain its effectiveness. The registration statement was declared effective in October 2005. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and may sell the balance of $60.6 million of common stock over the remainder of the three-year term of the CEFF, subject to the above limitations (see Note 11).

7. Collaborative and Manufacturing Agreements

In January 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare AG (Bayer) for the global development and commercialization of alfimeprase. Under this agreement, Bayer has the right to commercialize alfimeprase in all territories outside the United States and will pay tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. Nuvelo retains all commercialization rights and profits from alfimeprase sales in the United States and is eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that was received in January 2006, $165.0 million in development milestones, and up to $170.0 million in sales and commercialization milestones over the course of the agreement. The $50.0 million up-front cash payment was deferred upon receipt and is being recognized as revenue on a straight-line basis over the performance period under the agreement, estimated to be through September 2020. In addition, Bayer is responsible for 40 percent of the costs for global development programs, and Nuvelo is responsible for the remaining 60 percent of the costs. Nuvelo will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program. Under the license agreement entered into in October 2004, Nuvelo will continue to bear sole responsibility for milestone payments and royalties owed to Amgen.

In June 2005, Nuvelo entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia agreed to conduct process development and validation work for the manufacture of alfimeprase bulk drug substance, in accordance with FDA regulations. Nuvelo is to pay Avecia fees totaling £13.8 million ($24.2 million), for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £3.8 million ($6.7 million) as a result of amendments to the work program to provide for additional process development and validation work. The milestone fees paid to date have been recorded as either research and development expenses in the statement of operations or clinical trial supplies in the balance sheet, depending on the nature of the milestone. The Company is also paying certain related fees and expenses including the cost of supplies, materials, specified subcontracted work and equipment. The agreement does not cover the commercial manufacture of alfimeprase drug substance, but the Company and Avecia are currently negotiating a commercial supply agreement.

In May 2006, the Company executed a drug product development and clinical supply agreement with Baxter for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the agreement, the Company and Baxter will agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with plans in effect as of September 30, 2006, Nuvelo expects to pay Baxter a total of $6.2 million, which is expected to increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase.

In July 2006, Nuvelo entered into a new collaboration agreement with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, which replaces the former 50/50 collaboration agreement signed in January 2004. Under the new agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. Nuvelo made an upfront license fee payment to Archemix of $4.0 million in August 2006, which is included in research and development expense, and also agreed to fund at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the next three years. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within 5 years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

8. Foreign Currency Derivatives

In June 2005, the Company entered into a development and validation agreement with Avecia Ltd. under which Nuvelo’s payments to Avecia are denominated in British pounds. In order to reduce exposure to fluctuations in the British pound prior to any payment made under this contract, the Company has entered into a number of foreign currency forward hedging contracts, all maturing or having matured within one year, and all being designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. At hedge inception, critical terms in the derivative contract that may not precisely match the contract over its life are evaluated for effectiveness using regression analysis. Ongoing effectiveness is calculated by affirming the probability of the transaction and comparing, on a spot-to-spot basis, the change in fair value of the hedge contract to the change in fair value of the forecasted transaction (the underlying hedged item). The effective component of hedge gains and losses is recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing is recognized immediately as a general and administrative expense. In 2005 and the nine months ended September 30, 2006, immaterial amounts were recorded to general and administrative expense associated with the time value excluded from effectiveness testing. Should a hedge be de-designated or the hedge instrument terminated prior to recognition of the forecasted transaction, amounts accumulated in other comprehensive income (loss) will remain there until the hedged item impacts earnings. In the event the forecasted transaction is considered unlikely to occur or does not occur in the appropriate time frame, all gains and losses on the related hedge will be recognized immediately as a general and administrative expense.

As of September 30, 2006, the Company had notional amounts outstanding of £3.0 million ($5.5 million) on these contracts and the outstanding contracts were in a fair value gain position of $37,000, which is recorded in other current assets in the balance sheet. The following table summarizes the activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the period presented (in thousands):

Nine Months Ended September 30, 2006
Balance at beginning of period	$(197)
Increase in fair value of derivatives, net	778
Reclasses to research and development expense from other comprehensive loss	1

Balance at end of period	$582

All unrealized gains reported in accumulated other comprehensive income (loss) as of September 30, 2006 are expected to be reclassified to the statement of operations within 12 months, as consistent with the classification of clinical trial supplies within current assets.

9. Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s board of directors and current chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of September 30, 2006, the remaining principal and accrued interest to date totaled $5.1 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash or upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of September 30, 2006, 265,875 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

10. Segment Information

The Company is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company has only one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the condensed consolidated financial statements. The reportable segment reflects the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development.

11. Subsequent Events

On October 13, 2006, under the CEFF with Kingsbridge, the Company sold 568,247 shares of the Company’s common stock for gross proceeds of $10.0 million.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. Our development pipeline includes three acute cardiovascular programs: alfimeprase, a direct-acting thrombolytic in Phase 3 clinical trials for the treatment of thrombotic disorders; rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex, which completed a Phase 2 clinical study for acute coronary syndromes (ACS); and NU172, a direct thrombin inhibitor for use as a short-acting anticoagulant during medical procedures, which is currently in pre-clinical development. We are also advancing an emerging oncology pipeline, which includes pre-clinical candidate NU206, for the potential treatment of chemotherapy/radiation therapy-induced mucositis, inflammatory bowel disease and short bowel syndrome, and rNAPc2, for potential use in a variety of cancers based on its apparent role in the cellular signaling related to metastasis and angiogenesis. In addition, we expect to leverage our expertise in secreted proteins and cancer antibody discovery to further expand our pipeline and create additional partnering and licensing opportunities.

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

In April 2005, we commenced the first of two trials in the alfimeprase Phase 3 acute PAO program, known as NAPA (Novel Arterial Perfusion with Alfimeprase). The first trial in this program, known as NAPA-2, completed enrollment in September 2006, and we expect to report top-line data from this trial in late 2006 or early 2007. The second trial in this program, known as NAPA-3, began enrollment in April 2006. NAPA-2 was, and NAPA-3 is, a randomized, double-blind study comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients, with the primary endpoint being the avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints are also being evaluated in this program, including restoration of arterial blood flow, safety endpoints, such as the incidence of bleeding, and pharmacoeconomic endpoints, such as length of hospital stay and intensive care unit admission rates. NAPA-2 was, and NAPA-3 is, being conducted in approximately 100 centers worldwide. The NAPA-3 trial is under a special protocol assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA). A SPA is a written agreement with the FDA that specifies the terms and conditions under which a trial will be conducted and analyzed in support of a regulatory submission. Alfimeprase has also received fast track designation from the FDA for acute PAO. Fast track designation can potentially facilitate development and expedite review of biologics license applications. Fast track designation is reserved for new drugs that demonstrate the potential to address an unmet medical need and are intended for treatment of a serious or life-threatening condition. In addition, we have obtained orphan drug status for alfimeprase in the United States and Europe for the treatment of acute PAO, which may provide us with up to seven and ten years of market exclusivity in the United States and Europe, respectively, following market authorization.

In September 2005, we commenced the first of two multi-national trials in the alfimeprase Phase 3 catheter occlusion program, known as SONOMA (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase). The first trial, known as SONOMA-2, completed enrollment in September 2006, and we expect to report top-line data from this trial in late 2006 or early 2007. SONOMA-2 was a randomized, double-blind study comparing 3.0 mg of alfimeprase with placebo in 300 patients with occluded central venous catheters. Two-thirds of the patients received alfimeprase and the remainder received placebo. The study’s primary endpoint is restoration of function to occluded central venous catheters at 15 minutes. The second trial, known as SONOMA-3, began patient enrollment in February 2006. This is an open label, single-arm study evaluating alfimeprase in 800 patients. This study’s primary endpoint is safety, although we will be evaluating efficacy in these patients as well.

We intend to expand our alfimeprase development program by initiating a Phase 2 clinical trial in the fourth quarter of 2006 to evaluate the potential of alfimeprase in the treatment of acute ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat deep venous thrombosis (DVT). The Phase 2 acute ischemic stroke, or CARNEROS-1 (Catheter Directed Alfimeprase for Restoration of Neurologic Function and Rapid Opening of Arteries in Stroke) trial, will be an open label, dose escalation study in up to 90 patients with symptom onset within three to nine hours of enrollment in the trial. Primary endpoints will evaluate safety and re-canalization rates.

In January 2006, we entered into a license and collaboration agreement with Bayer HealthCare AG (Bayer) for the global development and commercialization of alfimeprase. Under this agreement, Bayer agreed to commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. We retain all commercialization rights and profits from alfimeprase sales in the United States. We are eligible to receive up to $385.0 million in milestone payments from Bayer, including a $50.0 million up-front cash payment that we received in January 2006, $165.0 million in development milestones, and $170.0 million in sales and commercialization milestones over the course of the agreement. We expect to meet a $10.0 million development milestone in the fourth quarter of 2006 for the initiation of a Phase 2 trial for alfimeprase in acute ischemic stroke. In addition, Bayer is responsible for 40 percent of the costs for global alfimeprase development programs, and we are responsible for the remaining 60 percent of the costs. We will remain the lead for the design and conduct of the global development programs. Each party will bear its own expenses for any country-specific alfimeprase clinical trials it conducts, where the country-specific clinical trials are not part of the agreed global development program. In the first nine months of 2006, a total of $20.7 million was either billed or is billable to Bayer for our alfimeprase-related global development spending as a result of this cost-sharing arrangement.

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen Inc., in exchange for the future payment to Amgen of previously negotiated milestone payments and royalties. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase, we paid a $5.0 million milestone fee to Amgen in the second quarter of 2005. Future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if or when any of these additional milestones will be achieved. Under our agreement with Bayer, we will continue to bear sole responsibility for these milestone payments and royalties owed to Amgen.

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this agreement, Avecia agreed to conduct process development and validation work for the manufacture of alfimeprase drug substance, in accordance with FDA regulations. In accordance with the terms of our license agreement with Amgen, Amgen has transferred the technology necessary for the manufacture of alfimeprase drug substance to Avecia. We are to pay Avecia fees totaling £13.8 million ($24.2 million) for completion of this work, payable upon completion by Avecia of pre-negotiated milestones, including £3.8 million ($6.7 million) as a result of amendments to the work program to provide for additional process development and validation work. Of the total commitment, £3.4 million ($6.3 million) had yet to be paid as of September 30, 2006.

In May 2006, we executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) for the lyophilization, filling,

finishing, packaging and testing of alfimeprase, and process development related thereto. Under the terms of the agreement, we and Baxter expect to agree upon project plans, development plans and regulatory plans in accordance with which the work agreed upon by the parties will be conducted. In accordance with current plans, we expect to pay Baxter $6.2 million, which is expected to increase as additional plans are executed by both parties. Nuvelo is also paying related fees and expenses, including the costs of supplies, materials, equipment and subcontracted work. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase.

rNAPc2

Our second drug candidate, rNAPc2, is a recombinant, modified version of a naturally occurring protein that has anticoagulant properties. Specifically, rNAPc2 has been shown to block the factor VIIa and tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation and has also been shown to play a role in both metastasis, or local and distant spread of cancer cells, and angiogenesis, or the formation of new blood vessels, as they relate to tumor growth. In May 2005, we completed the dose escalation portion of a Phase 2 clinical trial, known as the ANTHEM (Anticoagulation with rNAPc2 To Help Eliminate MACE)/TIMI 32 trial, which showed that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to ten micrograms/kg in patients being treated for non-ST-segment elevation acute coronary syndromes (NSTE-ACS). Based on these encouraging results, we initiated a heparin-replacement arm of the trial, which completed enrollment in June 2006. Results from both the dose escalation and heparin replacement portions of the trial were presented at the 2006 World Congress of Cardiology in September 2006. In this trial, treatment with higher dose rNAPc2 (greater than or equal to 7.5 micrograms/kg) reduced the incidence and duration of ischemia by more than 50% as compared to placebo in patients being treated with anti-thrombotics and an early invasive approach for NSTE-ACS, as measured by continuous electrocardiogram monitoring. In the heparin de-escalation arm, rNAPc2 (10 micrograms/kg) was shown to be able to reduce ischemia even in the absence of heparin and enoxaparin. In addition, rNAPc2 did not cause a statistically significant increase in major/minor bleeding (3.7% vs. 2.5%, p=NS) despite prolonging the time to clot formation in a dose-related fashion, as determined by the internationalized normalized ratio. Four cases of procedure-related thrombosis occurred among the no heparin treatment arm, and none occurred in the half-dose heparin arm. We are also investigating the potential of rNAPc2 as a cancer therapy and plan to initiate a Phase 2 trial with rNAPc2 in the first half of 2007. This trial will enroll up to 100 patients with metastatic colorectal cancer. Up to four ascending doses of rNAPc2 (up to 10 micrograms/kg) will be given twice weekly in addition to standard chemotherapy. Efficacy endpoints will include progression-free survival, metastasis-free survival and overall survival.

We have obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation as a result of a licensing agreement entered into with them in February 2004. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved, although we currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

NU206

NU206 is a highly specific and potent gastrointestinal epithelial growth factor. It is active in multiple models of human disease, including radiation and chemotherapy-induced mucositis, inflammatory bowel disease and short bowel syndrome. We expect to initiate a Phase 1 single-center, double-blind, dose escalation study to evaluate the safety, tolerability and pharmacokinetics of single and multiple doses of NU206 in up to 80 healthy volunteers in the fourth quarter of 2006.

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

NU172

Our newest drug candidate, NU172, is a short-acting aptamer that directly inhibits thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots. NU172 is in pre-clinical development for potential use as an anticoagulant for patients undergoing acute cardiovascular procedures. Data from pre-clinical animal models suggest that NU172 is a potent anticoagulant with the potential to have predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications and no risk of heparin-induced thrombocytopenia. We plan to commence IND-enabling studies with NU172 in the fourth quarter of 2006.

In July 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. In August 2006, we made an upfront license fee payment to Archemix of $4.0 million. We also agreed to fund at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the next three years. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within 5 years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

Financing Activities

In June 2006, we filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission under which we may, from time to time, offer to sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities. We plan to use the net proceeds from any securities issued under the registration statement for working capital needs and other general corporate purposes, which may include funding the commercialization of alfimeprase and the advancement of drug candidates in clinical trials.

In February 2006, we raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share. We plan to continue using the net proceeds from this offering for the advancement of our drug candidates in clinical trials, the development of a commercialization infrastructure, capital expenditures, and to meet working capital needs. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used, although we currently are not planning or negotiating any such transactions. In addition, under our lease agreement for our facilities at 985 Almanor Avenue, Sunnyvale, California, as amended, in February 2006 we paid The Irvine Company $3.7 million from these proceeds, being ten percent of the net amount raised in excess of $75.0 million.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. We plan to continue using the net proceeds from any securities issued under this agreement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.07 per share. As of September 30, 2006, we had $60.6 million remaining available under the CEFF, having sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005. On October 13, 2006, we sold a further 568,247 shares under this facility for gross proceeds of $10.0 million, leaving $50.6 million available under the CEFF.

Results of Operations

Contract Revenue

Contract revenues were $0.9 million and $3.0 million in the three and nine months ended September 30, 2006, compared to $0.1 and $0.4 million in the corresponding periods of 2005. The increases were primarily due to the recognition of revenue from the $50.0 million up-front license fee received from Bayer in January 2006. The up-front license fee was recorded as deferred revenue upon receipt and is being recognized on a straight-line basis over the performance period under the agreement, estimated to be through September 2020, when the last significant alfimeprase-related patent expires.

We expect revenues to increase during the remainder of 2006 as compared to the same period of 2005, due to the ongoing revenue recognition from this up-front license fee. Our revenues may vary significantly from quarter to quarter as a result of this and other licensing or collaboration activities. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

Research and development (R&D) expenses primarily consist of R&D personnel costs, including related stock-based compensation expense, clinical trial and drug manufacturing costs, license, collaboration and royalty fees and allocated facilities expenses.

R&D expenses were $23.1 million in the three months ended September 30, 2006, compared to $14.8 million in the corresponding period of 2005. The increase of $8.3 million was primarily due to a $12.5 million increase in consulting and outside service expenses related to clinical trials and drug manufacturing, and a $2.8 million increase in R&D personnel expenses in support of these activities, which includes a $1.1 million increase in employee stock-based compensation expense as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). This increase also includes a $4.0 million up-front license fee we paid as a result of our entry into an expanded collaboration agreement with Archemix. These increases were largely offset by a $7.4 million increase in amounts billable to our collaboration partners under cost-sharing arrangements, primarily to Bayer, which is reimbursing 40 percent of alfimeprase-related global development spending.

R&D expenses were $49.9 million in the nine months ended September 30, 2006, compared to $40.3 million in the corresponding period of 2005. The increase of $9.6 million was primarily due to a $26.7 million increase in consulting and outside service expenses related to clinical trials and drug manufacturing, and a $8.4 million increase in R&D personnel expenses in support of expanding R&D activities, which includes a $3.7 million increase in employee stock-based compensation expense. This increase also includes a $4.0 million up-front license fee we paid as a result of our entry into an expanded collaboration agreement with Archemix. These increases were largely offset by a $20.9 million increase in amounts billable to our collaboration partners under cost-sharing arrangements, and a decrease due to the $5.0 million Amgen milestone payment expensed in 2005.

R&D expenses for our significant programs were as follows for the periods indicated (including upfront fees and net of collaboration cost-sharing):

Program	Nine Months Ended September 30, 2006	Since Inception
	(In millions)
Alfimeprase	$10.6	$83.6
rNAPc2	1.7	11.1
NU206	0.4	4.2
NU172	4.5	4.5

We expect R&D spending to increase significantly during the remainder of 2006 as compared to the same period of 2005, as we intensify our alfimeprase Phase 3 clinical trial activity and increase alfimeprase manufacturing-related expenditures. The increase will be partially offset by amounts billable to our collaboration partners under cost-sharing arrangements.

The timing and cost of completing the clinical development of any product candidate, and potential for any future product revenues, will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. We do not expect to generate any product sales revenue until we reach the commercialization stage for any of our drug products, if this ever occurs.

General and Administrative Expenses

General and administrative (G&A) expenses primarily consist of G&A personnel and consulting costs, including related stock-based compensation expense, warrant revaluation expense, professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $6.8 million in the three months ended September 30, 2006, compared to $4.2 million in the corresponding period of 2005. The increase of $2.6 million was primarily due to a $1.9 million increase in G&A personnel costs, including a $1.3 million increase in employee stock-based compensation expense as a result of the implementation of SFAS 123(R), and a $0.8 million increase in facilities and IT-related expenses charged to G&A.

G&A expenses were $24.3 million in the nine months ended September 30, 2006, compared to $11.1 million in the corresponding period of 2005. The increase of $13.2 million was primarily due to a $7.3 million increase in G&A personnel costs, including a $5.4 million increase in employee stock-based compensation expense, $2.5 million related to the quarterly revaluation of the Kingsbridge warrant, a $2.1 million increase in facilities and IT-related expenses charged to G&A, and a $1.6 million increase in consulting and outside service expenses, primarily related to pre-commercialization activities for alfimeprase.

We expect G&A expenses to continue to increase in 2006 as compared to 2005 in order to support growth in our general operating activities and as we continue preparations for the planned commercial launch of alfimeprase.

Interest and Other Income (Expense), net

We had net interest and other income of $2.1 million and $5.8 million in the three and nine months ended September 30, 2006, compared to $0.4 million and $1.0 million in the corresponding periods of 2005. The increases were primarily due to an increase in interest income resulting from higher average cash and investment balances and higher interest rates in 2006.

Net Loss

Since our inception, we have incurred significant net losses, and as of September 30, 2006, our accumulated deficit was $392.9 million. During the nine months ended September 30, 2006, we incurred a net loss of $65.2 million, compared to $50.1 million in the corresponding period of 2005. The $15.1 million increase in net loss resulted primarily from the increases in expenses noted above, including a $9.1 million increase in total employee stock-based compensation expense as a result of the implementation of SFAS 123(R) and $2.5 million related to the quarterly revaluation of the Kingsbridge warrant, being partially offset by higher revenues and interest income during the 2006 period.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, which may increase substantially as we continue development of our clinical stage drug candidates, alfimeprase and rNAPc2, and our pre-clinical stage drug candidates, NU206 and NU172. In addition, we expect to incur significant costs as we continue preparations for the planned commercial launch of alfimeprase, further expand research and development of potential biopharmaceutical product candidates, and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances as of the dates indicated were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$102,055	$37,764
Short-term investments	55,143	32,572

Cash, cash equivalents and short-term investments	$157,198	$70,336

Cash flows from operating, investing and financing activities in the periods indicated were as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(22,090)	$(41,698)
Net cash used in investing activities	(23,867)	(9,359)
Net cash provided by financing activities	110,248	67,796

Net increase in cash and cash equivalents	$64,291	$16,739

Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2006, we had total cash, cash equivalents and short-term investments of $157.2 million, as compared to $70.3 million as of December 31, 2005. The increase of $86.9 million resulted primarily from net cash proceeds of $112.0 million from a public offering in February 2006 and from a $50.0 million up-front cash payment received from Bayer in January 2006 upon entry into the license and collaboration agreement for alfimeprase. These inflows were partially offset by operating expenditures during the period.

As of September 30, 2006, all of our short-term investments in marketable securities have maturities of less than one year and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Sources and Uses of Capital

Our primary sources of liquidity are from financing activities and collaboration receipts. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In June 2006, we filed an automatic shelf registration statement with the U.S. Securities and Exchange Commission (SEC) under which we may, from time to time, offer to sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities.

In February 2006, we raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share.

In August 2005, we entered into a CEFF with Kingsbridge, under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock within a three-year period, subject to certain conditions and limitations. As of September 30, 2006, we had $60.6 million remaining available under the CEFF, having sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005. On October 13, 2006, we sold a further 568,247 shares under this facility for gross proceeds of $10.0 million.

We have a Loan and Security Agreement in place with Silicon Valley Bank (SVB) under which we have a fully-utilized term loan facility of $4.1 million and an $8.0 million revolving credit line facility which expires on August 28, 2007. The term loan facility was utilized in two draw-downs, the first being for $2.6 million, which is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005; the second draw-down of $1.5 million is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005. We have yet to draw down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, and would cause replacement collateral to be required for the items above.

Dr. Rathmann, a former member of our board of directors and current chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November

2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of September 30, 2006, the remaining principal and accrued interest to date totaled $5.1 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash or upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending 2 days prior to the conversion or, if in connection with an equity financing, at the offering price. As of September 30, 2006, 265,875 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

In May 2006, we repaid a five-year promissory note held by Affymetrix. The cash payment consisted of $4.0 million for the principal and $1.4 million for the full amount of accrued interest through the date of the payment.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Cash Used in Operating Activities

Net cash used in operating activities was $22.1 million in the nine months ended September 30, 2006, compared to $41.7 million in the corresponding period of 2005. The decrease of $19.6 million was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by increases in spending primarily related to clinical trials and drug manufacturing for alfimeprase.

We expect operating spending to increase significantly during the remainder of 2006 as compared to the same period of 2005, as we advance our alfimeprase Phase 3 clinical trials, increase manufacturing expenditures, and incur additional general corporate expenses, including those for continued preparations for the planned commercial launch of alfimeprase. This increase in spending will be offset by the $50.0 million up-front payment received from Bayer in January 2006 upon entry into our license and collaboration agreement for alfimeprase, and by Bayer’s quarterly 40 percent cost sharing reimbursements for global development spending. Our future milestone payments under current agreements with Amgen, Dendreon and Archemix could total $93.5 million, although we currently cannot predict with any certainty if or when any of these milestones will be achieved.

Cash Used in Investing Activities

Net cash used in investing activities was $23.9 million in the nine months ended September 30, 2006, compared to $9.4 million in the corresponding period of 2005. The increase of $14.5 million was primarily due to increased net purchases of short-term investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $110.2 million in the nine months ended September 30, 2006, compared to $67.8 million in the corresponding period of 2005. The amounts are primarily comprised of the net proceeds from public offerings of $112.0 million and $68.5 million in the 2006 and 2005 periods, respectively.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. We believe that we have adequate cash, cash equivalent and investment balances to fund our operations for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in the remainder of 2006 and future periods (in thousands):

	2006	2007	2008	2009	2010	2011 and thereafter	Total
Contractual obligations:
Operating lease obligations	$2,346	$9,533	$9,750	$8,333	$8,633	$6,523	$45,118
Bank loans (a)	414	1,420	126	—	—	—	1,960
Capital lease obligations (a)	10	48	33	33	1	—	125
Related party line of credit (b)	688	4,404	—	—	—	—	5,092
Facility restoration obligation (c)	—	—	—	—	—	366	366

Total contractual obligations	$3,458	$15,405	$9,909	$8,366	$8,634	$6,889	$52,661

(a)	Includes interest payments at fixed rates of interest.
(b)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment in October 2007. Includes $2.1 million interest accrued as of September 30, 2006. The outstanding principal and interest may be repaid at any time in cash or upon mutual agreement, by conversion into shares of our common stock.
(c)	Includes estimated interest accretion at 8.25% per annum.

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

Clinical Trial Drug Manufacturing Expense and Clinical Trial Supplies Asset

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as “clinical trial supplies,” a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied, (e.g., for alfimeprase, these include deep venous thrombosis, acute ischemic stroke and acute myocardial infarction).

We recognize clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. On a quarterly basis, we evaluate whether there continues to be alternative future use for any capitalized drug material and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be written-off to research and development expense in the quarter in which there ceases to exist an alternative future use or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact to our financial condition and results of operations.

Impairment or Disposal of Long-Lived Assets

Periodically, we determine whether any long-lived asset or related asset group has been impaired based on the criteria established in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires, among other things, that impairment losses be recognized whenever the carrying amount of the asset or asset group exceeds its fair value. Intangibles with determinable useful lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, and we perform an annual impairment review regardless of any such events or changes. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets, our overall business strategy or market and economic trends. Events may occur that could cause us to conclude that impairment indicators exist and that certain long-lived assets or related asset groups are impaired, which may result in a significant adverse impact to our financial condition and results of operations. There were assessed to be no impairments to long-lived assets as of September 30, 2006. Additionally, in accordance with SFAS 144, we periodically examine the potential to sublease or otherwise exit our facility at 985 Almanor Avenue in Sunnyvale, California, which is currently being used for storage and for which we have a lease through May 30, 2011. If we sublease or otherwise exit this facility, an impairment charge, currently estimated at $3.2 million, would be recorded based on the difference between the carrying value and fair value of the leasehold improvements at the time of the sublease or exit. Furthermore, in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if the Company subleases or otherwise exits this facility, a significant charge to earnings could be incurred, based on the remaining lease rental expense reduced by the estimated income from sublease rental, if any. Currently, the remaining lease rental expense for this facility is approximately $26.3 million.

Goodwill

We applied the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), upon the completion of the merger with Variagenics in January 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and these assets will be reviewed for impairment in accordance with SFAS 144 as noted above.

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

We have designated October 31 as the annual impairment testing date for goodwill, although additional testing may be performed if circumstances warrant a re-evaluation. If it is determined that the carrying value of goodwill has been impaired, the value would be reduced by a charge to operations in the amount of the impairment, which may result in a significant adverse impact to our financial condition and results of operations. There was assessed to be no goodwill impairment based on the testing performed on October 31, 2006.

Clinical Trial and Drug Manufacturing Accruals

We accrue costs for clinical trial and drug manufacturing activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CROs and other vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Each CRO or significant vendor provides an estimate of costs incurred but not invoiced at the end of each period for each individual trial or project. The estimates are reviewed and discussed with the CRO or vendor as necessary and are included in research and development expenses for the related period or capitalized as clinical trial supplies, as necessary. For clinical study sites, which are paid at least quarterly, an estimated amount is accrued based on patient enrollment or progress made against specified targets in each period. All estimates may differ significantly from the actual amounts subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. In situations where we have no continuing performance obligations, or our continuing obligations are perfunctory or inconsequential, we recognize up-front non-refundable fees as revenues on the effective date of the related agreement. Up-front non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue ratably over the performance period.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123(R), employee stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period net of estimated forfeitures. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We have elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods, and prior period results are not restated.

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

For all option grants we use historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of the option. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on our historic and expected dividend payouts. For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of our common stock and option forfeitures were recognized on a pro forma basis as they occurred. The graded-vested (multiple-option) method continues to be used for expense attribution of these options that were unvested as of January 1, 2006. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), we are using a combination of historic and implied volatility of our common stock in deriving expected volatility. Forfeitures are estimated such that we only recognize expense for those shares expected to vest, and adjustments are made if actual forfeitures differ form those estimates. The straight-line (single-option) method is being used for expense attribution of all awards granted on or after January 1, 2006.

We account for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date until vested, in compliance with Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Foreign Currency Transactions and Contracts

We use foreign exchange forward contracts, and similar instruments, to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in foreign currency. Contracts for anticipated transactions are designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), at hedge inception and are evaluated for effectiveness at least quarterly. We only hedge exposures that can be confidently identified and quantified and do not enter into speculative foreign currency transactions. All contracts have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. The effective component of the hedge gains and losses are recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing, is recognized immediately as a general and administrative expense.

Off-Balance Sheet Arrangements

We have not participated in any transactions with unconsolidated entities, such as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We place our investments with high quality issuers and, by policy, limit the amount of credit exposure with any one issuer. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

•	We have exposure to changes in interest rates on our cash equivalents, which are held primarily in money market funds and debt securities with original maturities of 90 days or less and that earn interest at variable rates.

•	Changes in interest rates do not affect interest income on our existing short-term investments as they are maintained in U.S. government agency and corporate debt and asset-backed securities with fixed rates and original maturities of less than 24 months.

•	Changes in interest rates do not affect interest income on any restricted cash we may hold, as it is generally maintained in commercial paper with fixed rates and original maturities of less than 90 days.

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

There were no significant changes in our market risk exposures through the third quarter of 2006 since our Form 10-K filing on March 15, 2006.

Foreign Exchange Risk

Some payments to overseas suppliers of goods or services are denominated in foreign currencies. Accordingly, as part of our corporate risk management strategy, we have implemented a policy of hedging significant foreign currency exposures that can be confidently identified and quantified, in order to mitigate the impact of currency rate fluctuations on our cash outflows. We do not enter into speculative foreign currency transactions. In June 2005, we entered into a development and validation with Avecia Ltd. under which payments for their services are denominated in British pounds. As a result, our financial results could be adversely affected by future changes in the British pound exchange rate. In order to reduce our exposure to fluctuations in the British pound prior to any payment made under this contract, we entered into a number of foreign currency forward hedging contracts in 2005 and the nine months ended September 30, 2006, all maturing within one year and being designated as cash flow hedges under SFAS 133. The table below provides information about the open derivative contracts as of September 30, 2006, with amounts in U.S. dollar equivalents (in thousands, except for average contract rate):

	September 30, 2006
	Notional Amount	Average Contract Rate	Fair Value Gain (Loss)
British pounds	$5,533	0.54	$37

We have no investments denominated in foreign currencies, and therefore our investments are not subject to foreign currency exchange risk. However, at each quarter end, we may have liabilities for costs incurred by overseas providers that are denominated in foreign currencies that are not hedged because of their small size, uncertainty of payment date, and/or short time until settlement. An increase or decrease in exchange rates on these unhedged exposures may affect our operating results.

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

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

On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. We believe that any loss or settlement amount will not be material to our financial position or results of operations and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, it is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed.

On March 24, 2006, we were notified that Archemix had filed with Judicial Arbitration and Mediation Services, Inc. (JAMS) a Statement of Claim requesting the initiation of an arbitration pursuant to our January 12, 2004 Collaboration Agreement. As a result of the entry into a new collaboration agreement with Archemix on July 31, 2006, the parties agreed to dismiss this arbitration proceeding, and the arbitration has now been dismissed.

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

FDA and international regulatory approval of our lead product candidate, alfimeprase, and our other products is uncertain.*

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA and comparable agencies in other countries. To obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that the product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practices regulations, or cGMP, and that the process for manufacturing the product has been validated in accordance with the requirements of the FDA and comparable agencies in other countries.

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

Alfimeprase is currently being evaluated in Phase 3 clinical trials for the treatment of each of acute PAO and catheter occlusion and will require the successful completion of these or other planned Phase 3 clinical trials before we are able to submit a biologics license application, or BLA, to the FDA for approval. If our Phase 3 or other clinical trials fail to demonstrate that alfimeprase is safe and effective, it will not receive regulatory approval. Even if alfimeprase receives FDA approval, it may never be successfully commercialized. We also may have inadequate financial or other resources to pursue this product candidate through the clinical trial process or through commercialization. If we are unable to successfully commercialize or obtain regulatory approval for alfimeprase, we may not be able to generate revenue, become profitable or continue our operations. One of our Phase 3 trials of alfimeprase, NAPA-3, is the subject of a special protocol assessment agreement with the FDA. Under this agreement, the FDA provides guidance on the design of a trial prior to its initiation. We have also been granted fast track designation by the FDA for alfimeprase in acute PAO. The special protocol assessment agreement and the fast track designation do not offer any assurance that alfimeprase will receive FDA approval, and the FDA is in no way constrained by the agreement or the designation in its ability to deny approval for alfimeprase.

Our clinical trials for alfimeprase and our other products may not yield results that will enable us to obtain the regulatory approvals necessary to sell them.

We, and our collaborators, will only receive regulatory approval for alfimeprase and our other drug candidates if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. It will take us several years to complete our testing, and failure can occur at any stage of testing. The results we obtain in pre-clinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition will be materially adversely affected.

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

If we fail to maintain existing licenses and collaborations, or fail to develop new collaborations, our business will be harmed.*

The success of our business is dependent, in significant part, upon our ability to maintain current licensing and collaborative relationships, and to enter into multiple new licenses and collaboration agreements. We also must manage effectively the numerous issues that arise from such arrangements and agreements. Management of our relationships with these third parties has required and will require:

•	a significant amount of our management team’s time and effort;

•	effective allocation of our and third-party resources to multiple projects;

•	agreements with third parties as to ownership of proprietary rights and development plans, including clinical trials or regulatory approval strategy; and

•	the recruitment and retention of management, scientific and other personnel.

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. Under the agreement, Bayer will commercialize alfimeprase in all territories outside the United States and will pay us tiered royalties ranging from a minimum of 15 percent to a maximum of 37.5 percent of net sales. We will retain all commercialization rights and profits from alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and are eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones, over the course of the agreement. In addition, Bayer will be responsible for 40 percent of the costs for global development programs. We will be responsible for 60 percent of the costs and will remain the lead for the design and conduct of the global development programs. Each party will solely bear the expense of any country-specific alfimeprase clinical trials conducted by it, where the country-specific clinical trials are not part of the agreed global development program. If we fail to maintain a successful collaboration with Bayer, Bayer could terminate our agreement, which could force us to expend additional amounts to obtain regulatory approval, delay the commercial launch of alfimeprase outside the United States, delay our ability to obtain regulatory approval for alfimeprase in the stroke, deep venous thrombosis or other indications, and have a negative impact on the success of alfimeprase’s commercial launch, all of which would have a material, adverse effect on our business.

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

On July 31, 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004, under which we shared equally all research and development costs and revenues for the research and development of a thrombin inhibiting aptamer subsequent to our initial funding of $4.0 million of those costs. Under the new agreement, Archemix will be responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. Under the new collaboration agreement, we made an upfront license fee payment to Archemix of $4.0 million. We will also fund at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the next three years. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within 5 years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, rNAPc2, NU206, NU172, or other pre-clinical product candidates, or we may become involved in litigation or arbitration, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

In addition to our existing collaborations, we will focus on effecting new collaborative arrangements where we would share costs of identifying, developing and marketing drug candidates. We cannot assure you that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

We are heavily dependent upon third parties for a variety of functions, including clinical trials management and manufacturing. Our current and future arrangements with these third parties may not provide us with the benefits we expect.*

We currently rely upon third parties to perform administrative functions and functions related to the research, development, pre-clinical testing and clinical trials of our drug candidates. Our reliance on third party contract research organizations and consultants that manage and monitor our clinical trials may result in delays in completing, or in failing to complete, our clinical trials if they fail to perform with the speed and competency we expect. Our reliance on third-party contract research organizations to conduct research and testing, including GLP toxicology studies necessary to gather the data necessary to file INDs with the FDA, for any of our drug candidates may result in delays in our regulatory filings if they do not conduct their research or testing properly, or if they fail to complete their contract research or testing on the anticipated schedule. In either case, the progress of our clinical programs may be delayed and our research and development costs may increase, which may in turn have a material adverse affect on our business.

We do not have the resources, facilities or experience to manufacture our drug candidates on our own. We rely, and will continue to rely, on third parties, such as contract research and manufacturing organizations, to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers to manufacture bulk compound, fill finish our products, and label and package them, and we do not have long-term supply agreements with these third-party manufacturers. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates.

Our drug candidates have never been manufactured on a commercial scale. Until recently, we have relied on Amgen to manufacture our lead clinical drug product, alfimeprase. In June 2005, we entered into a definitive agreement with Avecia for the scale up and validation of the manufacturing process for alfimeprase drug substance, in anticipation of the potential commencement of the manufacture of commercial quantities. We have transitioned the process of alfimeprase manufacture from Amgen to Avecia, but do not yet have a definitive agreement with Avecia for the manufacture of commercial quantities of alfimeprase drug substance. In May 2006, we executed a drug product development and clinical supply agreement with Baxter for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by Avecia and Baxter and that previously manufactured by Amgen.

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

With respect to rNAPc2, we received a supply of rNAPc2 from Dendreon, which is being used in our research and development activities. We are currently engaging third party manufacturers to produce additional supplies of rNAPc2 for future clinical trials. Third-party manufacturers may not be able to manufacture the bulk drug substance and final drug product at a cost, in quantities or with the quality necessary to make this drug commercially viable.

If and when any of our other drug candidates, such as NU206 and NU172, enter the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into, and intend to enter into contractual relationships with third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file an IND with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

Our reliance on these relationships poses a number of risks, including:

•	Ineffective clinical trials management or monitoring resulting in delays in or interruptions to, our clinical trials;

•	delays in, or failures to achieve, scale-up to commercial quantities, or changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates;

•	inability of third parties to manufacture, including filing and finishing, and labeling and packaging, our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials or commercial sales;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	disagreements with third parties that could disrupt our operation or delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between third parties’ work for us and their work for another entity or entities, and the resulting loss of their services;

•	failure to identify acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them; and

•	lack of all necessary intellectual property rights to manufacture and sell our drug candidates.

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

The success of our potential products in research and pre-clinical studies does not guarantee that these results will be replicated in humans.

Our internal drug development programs are currently in the research stage or in pre-clinical development. Although our clinical development-stage drug candidates have shown favorable results in pre-clinical studies, these results may not be replicated in our clinical trials with humans. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Before we make any products available to the public from our internal research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal studies. These programs may not move beyond their current stages of development. Even if our internal research does advance, we will need to engage in certain additional pre-clinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities with respect to protein candidates and may not be successful in developing these products. Consequently, there is no assurance that the results in our research and pre-clinical studies are predictive of the results that we may see in our clinical trials with humans or that they are predictive of whether any resulting products will be safe and effective in humans.

We have not yet commercialized any of our drug candidates; our ability to commercialize products is unproven.*

We have not yet commercialized any of our in-licensed therapeutic product candidates. Our commercialization of products is subject to several risks, including but not limited to:

•	the possibility that a product is toxic, ineffective or unreliable;

•	failure to obtain regulatory approval for the product;

•	difficulties in manufacturing the product on a large scale;

•	difficulties in planning, coordinating and executing the commercial launch of the product;

•	difficulties in marketing, distribution or sale of the product;

•	the possibility of a failure to comply with laws and regulations related to the marketing sale and reimbursement of the product;

•	competition from superior products; or

•	third-party patents that preclude us from marketing a product.

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the intended uses for which the product candidates may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for any approved product will be subject to extensive regulatory requirements. Additionally, we, our collaborators and our suppliers, may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we do not develop a commercially viable product, then we will suffer significant harm to our business, financial condition and operating results.

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

Our facilities are located in Northern California. If a fire, earthquake, flood or other natural disaster disrupts our research or development efforts, our business, financial condition and operating results could be materially adversely affected. Although we maintain personal property and general business interruption coverage, we do not maintain earthquake or flood insurance coverage for personal property or resulting business interruption.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND FINANCIAL RESULTS

We have not been profitable, anticipate continuing losses and may never become profitable.*

We had net losses of $52.5 million in 2004, $71.6 million in 2005 and $65.2 million in the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $392.9 million.

All of our product candidates are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. The process of developing our drug products will require significant additional research and development, pre-clinical testing, clinical trials and regulatory approvals.

These activities, together with drug manufacturing, commercialization, general administrative and other expenses, are expected to result in operating losses for the foreseeable future. To date, we have not generated any revenues from product sales. We do not expect to achieve significant product sales or royalty revenue from product sales for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue pre-clinical research and clinical trials, apply for regulatory approvals, develop our drug candidates, expand our operations and develop systems that support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in developing our drug candidates, obtaining regulatory approvals and commercializing our products, and our operations may not be profitable even if any of our drug candidates are commercialized. We may never generate profits and, as a result, the market price of our common stock could decline.

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

In January 2005, we entered into a lease agreement for 61,826 square feet of industrial space in San Carlos, California. In connection with our lease of this new facility, we are examining the potential to sublease or otherwise exit our facility at 985 Almanor Avenue in Sunnyvale, California, which is currently being used for storage and for which we have a lease through May 30, 2011. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” if we sublease or otherwise exit this facility, we could incur a significant charge to our earnings based on the remaining lease rental expense for this facility, reduced by the estimated income from sublease rental, if any. As of September 30, 2006, the remaining lease rental expense for this facility was $26.3 million. Similarly, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if we sublease or otherwise exit this facility, we could also incur a significant charge to our earnings for the impairment of leasehold improvements related to this facility, based on the difference between their carrying value and fair value at the time of the sublease or exit. As of September 30, 2006, this difference was estimated to be $3.2 million.

We are potentially subject to additional non-cash charges, which can negatively impact our results of operations. For example, as a result of our adoption of SFAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that are used as a basis for valuing future awards change over time, the magnitude of the expense that we must recognize may increase significantly. In addition, in August 2005, in connection with our entry into a Committed Equity Financing Facility, we issued a warrant to Kingsbridge Capital Ltd. to purchase 350,000 shares of our common stock. The warrant’s fair value was recorded as a financing cost to additional paid-in capital, and the opposing current liability has and will continue to be marked-to-market each quarter, with the change being recorded as a charge to our general and administrative expenses. Changes in the price of our common stock over time have and may continue to cause significant charges to expense. Our results of operations could be materially and adversely affected by these or other non-cash charges that we may incur in the future.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements;

•	the success of our collaboration with Bayer, in accordance with the alfimeprase license and collaboration agreement we entered into in January 2006;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, rNAPc2, NU206 and NU172;

•	the cost of manufacturing our material for pre-clinical, clinical and commercial purposes;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying and developing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and pre-clinical studies;

•	the cost involved in any facilities expansion to support research and development of our product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	our need to develop, acquire or license new technologies or products;

•	competing technological and market developments;

•	our ability to use our common stock to repay our line of credit with Dr. George Rathmann;

•	future funding commitments to our collaborators;

•	current conditions and the uncertainty of future conditions in the financial markets and in the biotech sector;

•	other factors not within our control.

We may face fluctuations in operating results.*

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have, their progress in research, pre-clinical and clinical studies and the costs involved in manufacturing them;

•	our ability to expand our facilities to support our operations;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our licensing and collaborative arrangements;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in the price of our common stock or other variables used as a basis for valuing stock-based awards;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

In addition, as a result of our adoption of FAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing future awards change over time, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.

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

Historically, our stock price has been extremely volatile. Between January 1, 2005 and December 31, 2005, the price ranged between a high of $10.35 per share and a low of $5.75 per share, and between January 1, 2006 and September 30, 2006, the price ranged between a high of $20.98 per share and a low of $8.16 per share. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

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

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.*

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2006, we had 52,235,095 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of September 30, 2006, our directors, officers and greater than five percent stockholders held approximately 15 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

Under registration statements on Form S-8 under the Securities Act, as of September 30, 2006, we have also registered approximately 11,008,754 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in the 11,008,754 shares, as of September 30, 2006, are (i) 7,496,733 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 773,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 2,541,644 shares of our common stock reserved for future option grants under our 2004 Equity Incentive Plan, and (iv) 196,838 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of September 30, 2006, 3,582,814 of the shares issuable upon exercise of our outstanding options were exercisable. Once these shares are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of September 30, 2006, 1,227,323 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2006, $5.1 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

In June 2006, we filed an automatic shelf registration statement with the SEC on Form S-3, which became immediately effective upon filing. Under this shelf registration, we may, from time to time, offer to sell common stock, preferred stock, debt securities, warrants or any combination of these securities in amounts, at prices and on terms yet to be determined. The debt securities, warrants and preferred stock may be convertible into or exchangeable for common or preferred stock or other securities. Should we sell any securities under this shelf, it could have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the market price of our common stock.

Under the August 2005 committed equity financing facility, or CEFF, that we entered into with Kingsbridge Capital Ltd., and related stock purchase and registration rights agreements, we may periodically sell up to $75.0 million in shares of our common stock to Kingsbridge over a three-year period, subject to certain conditions and restrictions. In the fourth quarter of 2005, under this CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. We may sell the balance of $50.6 million of shares of our common stock over the remainder of the three-year term of the CEFF. Should we sell further securities under the CEFF, it could have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the market price of our common stock.

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

To mitigate the impact of currency exchange rate fluctuations on our cash outflows for certain foreign currency-denominated purchases, we have developed and implemented a foreign exchange risk management policy utilizing forward contracts to hedge against this exposure. For example, we have entered into a number of foreign exchange hedge contracts with Silicon Valley Bank in relation to our development and validation agreement with Avecia, pursuant to which we are required to make payments to Avecia in British pounds. Although we use forward contracts, when appropriate, to reduce the impact of foreign currency fluctuations on our future results, these efforts may not be successful, and any such fluctuations could adversely affect our results of operations.

The committed equity financing facility with Kingsbridge may not be available to us when we desire to draw upon it, may require us to make additional “blackout” payments to Kingsbridge, and may result in dilution to our stockholders.

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. In the fourth quarter of 2005, under this stock purchase agreement, we sold 1,839,400 shares for gross proceeds of $14.4 million and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. The balance of $50.6 million remains available for use by us over the remainder of the three-year period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On August 29, 2006, we entered into a Second Amendment to the Loan and Security Agreement with Silicon Valley Bank entered into on August 31, 2004, as amended by the first amendment thereto dated July 18, 2005. Under this Second Amendment, the revolving credit line facility provided for under the Loan and Security Agreement was extended by one year, through August 28, 2007. A copy of the Second Amendment to the Loan and Security Agreement is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(5)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(7)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(8)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(7)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(10)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(7)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(6)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(7)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(4)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(11)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(12)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(12)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.57	Base Salaries for Named Executive Officers, effective August 1, 2006. (14)

10.59*§	Amended and Restated Collaboration and License Agreement dated July 31, 2006 between Nuvelo, Inc. and Archemix Corp.

10.60*	Second Amendment to Loan and Security Agreement dated August 29, 2006 between Silicon Valley Bank and Nuvelo, Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment requested.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 3, 2006, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/S/ H. WARD WOLFF
H. Ward Wolff
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Dated: November 8, 2006

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(5)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(7)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(8)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(7)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(10)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(7)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(6)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(7)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(4)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(9)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(11)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(12)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(12)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(13)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.57	Base Salaries for Named Executive Officers, effective August 1, 2006. (14)

10.59*§	Amended and Restated Collaboration and License Agreement dated July 31, 2006 between Nuvelo, Inc. and Archemix Corp.

10.60*	Second Amendment to Loan and Security Agreement dated August 29, 2006 between Silicon Valley Bank and Nuvelo, Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment requested.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 3, 2006, File No. 000-22873.