Form 10-K
period 2006-12-31
NUVELO INC
filed 2007-03-01
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Industrial Road, Suite 310, San Carlos, CA	94070 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2006 was $864,541,859 based on the last sale price of the common stock as reported by the Nasdaq Global Market.*

As of January 31, 2007, the Registrant had 53,242,774 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2007 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

*	Excludes 7,790,247 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeded 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeded 5% of the Registrant’s Common Stock outstanding was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

PART I

Item 1.	Business

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

Business Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular and cancer therapy. Our development pipeline includes three acute cardiovascular programs, alfimeprase, rNAPc2 and NU172 and two oncology programs, rNAPc2 and NU206. In addition, we have two research programs, one focused on secreted proteins and the other focused on cancer antibody discovery.

Our first cardiovascular development candidate is alfimeprase. Alfimeprase is a recombinant direct-acting fibrinolytic (rDAF), or blood clot dissolver, that is intended to directly degrade fibrin when delivered through a catheter at the site of a blood clot. We recently completed the first trial in each of two Phase 3 programs with alfimeprase for the potential treatment of acute peripheral arterial occlusion (PAO) and catheter occlusion (CO). These trials did not meet their primary endpoints, and the second Phase 3 trials in each of these programs have been suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer HealthCare AG (Bayer). After these discussions are completed, we will determine the appropriate course of action regarding the potential future development of alfimeprase. Planned Phase 2 trials in acute ischemic stroke and deep venous thrombosis (DVT) are also on hold. We expect to provide guidance on the future direction of alfimeprase in the first half of 2007. As provided in the collaboration and license agreement that we entered into in January 2006, we granted Bayer the right to commercialize alfimeprase outside the United States, while retaining the right to commercialize alfimeprase in the United States.

Our second cardiovascular development candidate is a novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2). The potential anticoagulant effect of rNAPc2 results from its ability to block the factor VIIa/tissue factor protease complex, which is responsible for the initiation of blood clot formation. In June 2006, we completed a two-part Phase 2 clinical trial with rNAPc2 in acute coronary syndromes (ACS) and presented the resulting data at a variety of medical conferences in the second half of 2006.

Our third cardiovascular development candidate is NU172. NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots. Data from early animal models suggest that NU172 may be a potent anticoagulant with the potential for predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications compared to the current standard of care, which is the combination of heparin and its antidote, protamine, and no risk of heparin-induced thrombocytopenia. NU172 is currently being evaluated in IND-enabling studies, and we expect to initiate a Phase 1 trial with NU172 in the fourth quarter of 2007 or the first quarter of 2008.

In addition to ACS, we are also investigating rNAPc2 for the potential treatment of cancer. The factor VIIa/tissue factor protease complex has been shown to play a role in the cellular signaling of both metastasis and angiogenesis in a variety of cancers. Because rNAPc2 inhibits the interaction of factor VIIa with tissue factor, it has the potential to inhibit these processes, which are critical to the progression of a number of cancers. A Phase 2 trial with rNAPc2 in patients with metastatic colorectal cancer began in December 2006.

Our second oncology candidate, NU206, is a recombinant secreted protein that acts as a highly specific and potent stimulator of gastrointestinal epithelial cells, as demonstrated in early animal studies. Preclinical studies suggest it can promote growth and repair of these tissues in animal models of radiation treatment or chemotherapy for cancer, as well as in animal models of inflammatory bowel disease and short bowel syndrome. We expect to initiate a Phase 1 trial of NU206 in the first half of 2007.

Finally, we have an active research effort that is focused on identifying novel applications for human proteins within our secreted proteins and cancer antibody programs. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

As of December 31, 2006, our cash, cash equivalents and short-term investments totaled $153.1 million, having used $37.1 million of cash in operating activities in 2006.

Product Pipeline

The following table summarizes key information about our current product pipeline:

Cardiovascular Products in Development

Alfimeprase

Alfimeprase is a recombinant direct-acting fibrinolytic (rDAF), or blood clot dissolver, for the potential treatment of thrombotic-related disorders. In development studies, when delivered locally at the site of a blood clot, alfimeprase directly degrades fibrin, a protein that provides the scaffolding for blood clots.

Alfimeprase in acute peripheral arterial occlusion

The alfimeprase Phase 3 program for the treatment of acute peripheral arterial occlusion (PAO), known as the NAPA (Novel Arterial Perfusion with Alfimeprase) program, is currently suspended. The first trial in this program, NAPA-2, did not meet primary or secondary endpoints, and enrollment in the second trial, NAPA-3, has been suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. The program consists of two overlapping randomized, double-blind, multi-national trials comparing 0.3 mg/kg of alfimeprase versus placebo in a total of approximately 600 patients. The primary endpoint in both trials is avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints were evaluated under NAPA-2 and are being evaluated under NAPA-3, including restoration of arterial blood flow, safety endpoints such as the incidence of bleeding, and pharmacoeconomic endpoints such as length of hospital and intensive care unit stay.

Alfimeprase in catheter occlusion

The Phase 3 program of alfimeprase for central venous catheter occlusion (CO), known as the SONOMA (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase) program, is currently suspended. The program includes two overlapping, multi-national trials. The first trial in this program, SONOMA-2, was an efficacy study comparing 3 mg of alfimeprase with placebo in approximately 300 patients with occluded central venous catheters, evaluating restoration of function to the catheters at 15 minutes. SONOMA-2 did not meet its primary endpoint. The second study in the Phase 3 program, SONOMA-3, which is an open-label, single-arm trial evaluating the safety and efficacy of alfimeprase in 800 patients, has been suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer.

Alfimeprase in stroke and deep venous thrombosis

We had planned to expand our alfimeprase development program by initiating a Phase 2 clinical trial in the fourth quarter of 2006 to evaluate the potential of alfimeprase in the treatment of acute ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat DVT. Initiation of the Phase 2 trials of alfimeprase in acute ischemic stroke and DVT are currently on hold until further analyses and discussions of the Phase 3 acute PAO and CO data has been completed with outside experts, data safety monitoring boards, regulatory agencies, and with our partner, Bayer. As part of these discussions, we have recently met with our stroke advisory committee, who encouraged us to continue to pursue alfimeprase in stroke.

No decisions have been made regarding any indication for alfimeprase and we expect to provide guidance on the future direction of alfimeprase in the first half of 2007.

rNAPc2

rNAPc2 is a recombinant protein fashioned after one originally isolated from the saliva of the dog hookworm. The potential anticoagulant effect of rNAPc2 results from its ability to block the factor VIIa/tissue factor protease complex, which is responsible for the initiation of the process leading to blood clot formation. Unlike heparin, thrombin inhibitors, and other agents that exert their effects at later stages of the blood coagulation cascade, rNAPc2 shows the potential to block the first step in the clotting cascade.

rNAPc2 is being studied for the treatment of ACS. In the United States, ACS accounts for approximately 1.8 million hospitalizations annually. ACS is a potentially life-threatening heart condition that usually occurs when tissue factor-rich atherosclerotic plaque ruptures in a coronary artery. This rupture triggers a series of biochemical events known as the blood coagulation cascade, which results in the formation of a blood clot. Blocking the flow of blood through the heart, the clot deprives the heart muscle of oxygen (ischemia), which can result in unstable angina or heart attack. Despite current treatments, a significant proportion of patients still experience recurrent angina, a myocardial infarction or death. We therefore believe there is a need for improved anti-thrombotic therapies.

In May 2005, we completed the dose-escalation portion of a Phase 2 clinical trial, known as the ANTHEM (Anticoagulation with rNAPc2 To Help Eliminate MACE)/TIMI 32 trial in patients being treated for non-ST-segment elevation acute coronary syndromes (NSTE-ACS). This multi-center, double-blind, placebo-controlled, dose-escalation study, was conducted with the TIMI Study Group led by Eugene Braunwald, M.D., distinguished Hersey professor of medicine at Harvard Medical School and chairman of the TIMI Study Group at Brigham and Women’s Hospital. The trial investigated the safety of rNAPc2 in combination with other antithrombotics in 203 patients with ACS.

Results showed that treatment with rNAPc2, in addition to standard anti-thrombotic therapies in patients with ACS, resulted in a dose-related inhibition of thrombin generation without an increase in clinically significant bleeding. The TIMI major or minor bleed rate was not statistically different between the two treatment groups (4.3% in patients treated with rNAPc2 versus 2.5% in those treated with placebo). In addition, rNAPc2 suppressed F1+2 and prolonged the prothrombin time, both in a dose-related fashion.

Based on safety results from the Phase 2 dose-escalation portion of the trial, we initiated a heparin-replacement arm of the trial, which completed enrollment in June 2006. This open-label study was designed to evaluate the efficacy and safety of rNAPc2 in combination with half-dose or no unfractionated heparin in 52 patients being treated for NSTE-ACS. The primary endpoint was the rate of bleeding. Results demonstrated that rNAPc2 did not increase major/minor bleeding (3.7 vs. 2.5%, p=NS) despite prolonging the time to clot formation in a dose-related fashion, as determined by the internationalized normalized ratio (INR). Five cases of procedure-related thrombosis occurred among the no heparin treatment arm, and none occurred in the half-dose heparin arm. All patients in the ANTHEM/TIMI 32 study had 3-lead Holters for central assessment for recurrent ischemia, measurement of prothrombin time and F1+2 concentration, and clinical follow-up for up to six months. Data presented at the World Congress of Cardiology 2006 demonstrated that rNAPc2 at doses of 7.5 and 10 mcg/kg (higher-dose) were associated with a greater than 50% reduction in the incidence and duration of ischemia as measured by continuous electrocardiogram (ECG) monitoring. These same doses suppressed prothrombin fragment F1+2 levels compared to placebo (p<0.01). Hemorrhage rates were 2.5%, 2.9% and 4.5% for placebo, low-dose and higher-dose rNAPc2, respectively (p = 0.77).

NU172

NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots. Data from early animal models suggest that NU172 may be a potent anticoagulant that offers the potential for predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications compared to the current standard of care, which is the combination of heparin and its antidote, protamine, and no risk of heparin-induced thrombocytopenia. NU172 is currently being evaluated in IND-enabling studies, and we expect to initiate a Phase 1 trial with NU172 in the fourth quarter of 2007 or the first quarter of 2008.

Oncology Products in Development

rNAPc2

In addition to being a novel anticoagulant, rNAPc2 is also a potential candidate for the treatment of cancer. The factor VIIa/tissue factor protease complex has been shown to play a role in the cellular signaling of both metastasis and angiogenesis in a variety of cancers. Because rNAPc2 inhibits the interaction of factor VIIa with tissue factor, it has the potential to inhibit these processes, which are critical to the progression of a number of cancers. The first cancer we are investigating is metastatic colorectal cancer. In the United States, colorectal cancer is the third most common cancer diagnosed and the second leading cause of cancer death. Approximately 580,000 people are currently living with colorectal cancer. Metastatic colorectal cancer is cancer in the colon or rectum that has spread, or metastasized, through either the bloodstream or the lymph node system to other parts of the body, such as the liver, lung or ovary. In most people, colorectal cancers develop slowly over a period of several years. Before a true cancer develops, a growth of tissue or tumor usually begins as a non-cancerous polyp, which may eventually change into cancer. Once cancer forms within a polyp, it can eventually begin to grow into the wall of the colon or rectum. Once cancer cells are in the wall, they can grow into blood vessels or lymph vessels. Lymph vessels are thin, tiny channels that carry away waste and fluid. They first drain into nearby lymph nodes, which are bean-shaped structures that help the body to fight against infections. When they spread into blood or lymph vessels, the cancer cells can travel to distant parts of the body. Current treatments for metastatic colorectal cancer depend upon where the cancer is, how much it has spread, and the patient’s general health. Treatment options may include surgery to remove the cancer, radiation therapy or chemotherapy. We are currently investigating rNAPc2 in a Phase 2 trial in patients with metastatic colorectal cancer, which began in December 2006. This “proof of concept” study will enroll up to 100 metastatic colorectal cancer patients, who will be given escalating doses (2.5 mcg/kg, 5 mcg/kg and 10 mcg/kg) twice weekly. Efficacy endpoints will include progression-free, metastasis-free and overall survival.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific and potent stimulator of gastrointestinal epithelial cells, as demonstrated in early animal studies. Preclinical studies suggest NU206 can promote growth and repair of these tissues in animal models of radiation treatment or chemotherapy for cancer, as well as in animal models of inflammatory bowel disease and short bowel syndrome. We expect to initiate a Phase 1 clinical program with NU206 in the first half of 2007.

Research Programs

In addition to our clinical and development-stage drug candidates, we have an active research effort that is focused on identifying novel applications for human proteins within our Secreted Proteins and Cancer Antibody programs. Over the long-term, we intend to develop additional product opportunities from our ongoing discovery efforts. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

Many important drugs have been developed from secreted proteins. Secreted proteins circulate in the bloodstream and therefore typically have access to most organs and tissues. Secreted protein therapeutics are based on naturally occurring proteins, and thus are typically potent and specific in their effect. Nuvelo has identified a large number of novel secreted proteins and is assessing the biology of these proteins for application in a variety of therapeutic applications.

A primary function of the human immune system is to express high-affinity antibodies that bind foreign agents and proteins. The specificity of antibodies offers the hope for focused therapies with minimal side effects. Numerous FDA-approved immunotherapeutic antibodies are already on the market with applications that include transplant-rejection, cardiovascular disease, viral infection, inflammatory disease and cancer. We are currently investigating several novel antibodies for treating cancer.

Our Strategy

We are focused on building a sustainable, fully-integrated business based on the discovery, development and commercialization of therapies that can be sold by a specialty sales force.

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

Commercialize our products in the United States

Rather than license other companies to commercialize our products in the United States, we intend to sell them ourselves through our own specialty sales force. We believe that the resources required to develop a sales and marketing organization to sell products to hospitals or targeted physician groups is manageable for a company of our size and will allow us to capture more value from our clinical development successes.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website, on the Internet at http://www.nuvelo.com or by contacting the Investor Relations Department at our corporate office by calling (650) 517-8000 or sending an e-mail message to ir@nuvelo.com. Information found on our website is not incorporated by reference into this report.

Research and Development Collaborations

Expenditures for research and development were $89.4 million, $57.8 million and $40.0 million in 2006, 2005 and 2004, respectively. Our significant research and development collaborations are as follows:

Bayer

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. In December 2006, all clinical trials for alfimeprase were suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with Bayer. Under this agreement, Bayer has the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, will pay us tiered royalties on net sales of alfimeprase, if any, ranging from a minimum of 15 percent to a maximum of 37.5 percent. We retain all commercialization rights and profits from any alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and are eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We currently cannot predict if or when any of these milestones will be achieved. Under the terms of the agreement, Bayer has the right to terminate the collaboration at its option upon 12 months notice. We are responsible for 60 percent of any costs for global development programs associated with alfimeprase and solely bear the expense of any country-specific alfimeprase clinical trials conducted by us where the country-specific clinical trials are not part of the agreed global development program. For 2006, a total of $28.9 million was billed to Bayer for our alfimeprase-related global development spending as a result of this cost-sharing arrangement.

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

Dendreon

We obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation as a result of a licensing agreement entered into with them in February 2004. Under the terms of the agreement, we paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), in 2004. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved, although we currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

Archemix

In July 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. In August 2006, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. A $1.0 million milestone fee will be payable to Archemix within 30 days of dosing the first patient in a Phase 1 trial for NU172, which is expected to occur in the fourth quarter of 2007 or the first quarter of 2008. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

In accordance with the terms of the original collaboration agreement, we paid Archemix an upfront fee of $3.0 million in January 2004 and paid the first $4.0 million of costs associated with development, with development and commercialization costs in excess of $4.0 million being equally shared.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206. In accordance with the terms of this agreement, we received a $2.0 million upfront cash payment from Kirin in April 2005, and we agreed to lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Manufacturing

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this clinical development agreement, Avecia agreed to conduct process development and validation work for the manufacture of alfimeprase bulk drug substance, in accordance with FDA regulations. In accordance with the terms of our license agreement with Amgen, Amgen transferred the technology necessary for the manufacture of alfimeprase bulk drug substance to Avecia.

In May 2006, we executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) for the lyophilization,

filling, finishing, packaging and testing of alfimeprase, and process development related thereto. In accordance with the terms of this clinical development agreement, project plans, development plans and regulatory plans are agreed upon prior to work being conducted. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase.

In accordance with the terms of the license and collaboration agreement with Bayer, we agreed to supply alfimeprase to Bayer for use in global development of alfimeprase without charging Bayer separately for those supplies, but we are entitled to include the costs of manufacturing these supplies in the development expenses shared by the two parties. In addition, we and Bayer have agreed to use diligent efforts to negotiate and complete a manufacturing agreement within six months from entering into the license and collaboration agreement, pursuant to which Nuvelo will sell alfimeprase to Bayer for use in any country-specific trials conducted by Bayer and for commercial sale by Bayer in any countries outside the United States in which alfimeprase is approved for sale. As of December 31, 2006, such a manufacturing agreement had yet to be entered into.

We rely on Avecia as a sole source for the manufacture of alfimeprase bulk drug substance and Baxter as a sole source for its conversion into final drug product. We currently do not have a long-term supply agreement for the commercial-scale manufacture of alfimeprase bulk drug substance or final drug product. Additionally, we have no long-term supply agreements in place for the manufacture of rNAPc2, NU206 or NU172.

Patents and Trade Secrets

We own or have rights in a number of patents and patent applications relating to each of our clinical candidate molecules, and we also own or have acquired rights in many of our preclinical molecules and technologies. The table below shows the actual or estimated year that the primary patent for each of our clinical candidate molecules expires:

Clinical Molecule	Territory	Anticipated Expiration
Alfimeprase	U.S.	2019
Alfimeprase	Europe	2020
rNAPc2	U.S.	2016
rNAPc2	Europe	2015

In some cases, certain of the U.S. patents may be entitled to an extension of their term and certain European patents may be entitled to supplemental protection in one or more countries in Europe. The length of any such extension, if an extension is granted, will vary by country. We cannot predict whether any such extensions will be granted.

We cannot ensure that any of the patents that we own or have rights in will provide sufficient legal protection for the molecules or processes that such patents cover, or will provide any competitive advantage. Any of our granted patents could be challenged, held unenforceable or invalid in legal proceedings, or could be infringed or circumvented by others. Further, it is possible that others could obtain patent protection for molecules, processes and the like that are competitive with our potential products. In addition, other patent holders could assert their patents against us, claiming that such patents prevent us from marketing our products. Upon expiration of each of the relevant patents, other entities could enter the market with competitive products and/or processes in each country where a patent has expired.

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

Competition

The biopharmaceutical industry is intensely competitive, which is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. The competitors for our drugs currently in development will vary depending on the particular indication pursued, and may include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our first product candidate, alfimeprase, is a clot dissolver. If we elect to continue to develop this drug candidate, and if it is approved, it could face competition from other drugs and devices that are used to dissolve clots. Competition differs depending on the indication and includes, for example, alteplase, an approved Genentech, Inc. product, reteplase, an approved PDL BioPharma, Inc. product, and devices such as Possis Medical, Inc.’s AngioJet® and Concentric Medical, Inc.’s Merci® Retriever. Our second product candidate, rNAPc2, is an anticoagulant for the potential treatment of acute coronary syndromes (ACS) and is also a potential candidate for the treatment of cancer. If approved for the treatment of ACS, rNAPc2 could face competition from a variety of products, such as enoxaparin from Sanofi-Aventis and fondaparinux from GlaxoSmithKline PLC. If approved for the treatment of colorectal cancer, rNAPc2 could face competition from Genentech’s Avastin, ImClone Systems Incorporated’s Erbitux®, Amgen’s Vectibix™, as well as numerous other therapeutics for treating cancer.

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

Many of the companies developing competing products have greater expertise than we or our collaboration partners have, in discovery, research and development,

manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies as well as other organizations compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

We may face competition with respect to product efficacy and safety, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, and price and patent position, including the potentially dominant patent positions of others. There can be no assurance that research and development by others will not render the products that we may develop obsolete or uneconomical, or result in treatments or cures superior to any therapy developed by us, or that any therapy we develop will be preferred to any existing or newly-developed alternative products.

Government Regulation

Regulation by governmental authorities in the United States and most foreign countries will be a significant factor in manufacturing and marketing our potential products and in our ongoing research and product development activities. Virtually all of our products and those of our partners will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval requirements by regulatory agencies, such as the U.S. Food and Drug Administration (FDA) and comparable agencies in foreign countries.

Preclinical studies are generally conducted in the laboratory to evaluate the potential efficacy and safety of a therapeutic product. In the United States, the results of these studies are submitted to the FDA as part of an Investigational New Drug application (IND) which must be reviewed by FDA personnel before clinical testing can begin. A similar process occurs in foreign countries. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects or patients to determine the early safety profile of a drug, as well as the pattern of drug distribution and drug metabolism. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages, and dosage tolerance and to gather additional safety data. In Phase 3, larger-scale, multi-center trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by regulatory agencies. Regulatory agencies, the clinical trial sponsor or the investigator may suspend clinical trials at any time if they believe that clinical subjects are being exposed to an unacceptable health risk.

In the United States, the results of preclinical and clinical testing are submitted to the FDA in the form of a Biologic License Application (BLA) or a New Drug Application (NDA). In responding to a BLA or NDA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. Product approvals may subsequently be withdrawn if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs.

Currently one of our product candidates, alfimeprase, qualifies as an orphan drug for the treatment of acute peripheral arterial occlusion in the United States and the European Union. Under the Orphan Drug Act in the United States and the Orphan Drug Regulation in the European Union, incentives are provided to manufacturers to undertake development and marketing of products to treat relatively rare diseases or those diseases that affect fewer than 200,000 persons annually in the United States or not more than five in 10,000 persons annually in the European Union. A drug that receives orphan drug designation by the FDA in the United States or by the European Medicines Evaluation Agency (EMEA) in the European Union, and is the first product to receive marketing approval for its product claim, is entitled to various advantages, including an exclusive marketing period of seven years in the United States and ten years in Europe for that product claim. However, any drug that is considered by the FDA or the EMEA to be different from or clinically superior to a particular orphan drug, including any orphan drug of ours that has been so designated by the FDA or EMEA, will not be precluded from sale in the United States or Europe during the seven-year and ten-year exclusive marketing period, respectively.

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

Even if regulatory approval for a product is obtained, the product and the facilities manufacturing the product are subject to continued review and periodic inspection. Each drug-manufacturing establishment in the United States must be registered with the FDA. Domestic and foreign manufacturing establishments are subject to inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations, as well as regulatory agencies in other countries if products are sold outside the United States. The FDA stringently applies regulatory standards for manufacturing drugs, biologics, and medical devices. The FDA’s cGMP regulations require that drugs and medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities.

Our policy is to conduct research activities in compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules. We also are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our work. The extent and character of governmental regulation that might result from future legislation or administrative action cannot be accurately predicted.

Human Resources

As of December 31, 2006, we had 146 full-time equivalent employees, 46 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 107 of these employees are engaged in research and development activities, and approximately 39 are engaged in finance, business development, commercial operations and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS RELATED TO OUR BUSINESS

We may not be able to develop and commercialize any of our drug candidates successfully.

We currently have two clinical-stage drug candidates. The first drug candidate, alfimeprase, did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion, or PAO, and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, or CO. All clinical trials for alfimeprase are currently suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. After these discussions are completed, we will determine the appropriate course of action regarding the potential future development of alfimeprase. We may be unable to resume development of alfimeprase, and if so, our business, results of operations and financial condition will be affected in a materially adverse manner. We are currently enrolling patients in a Phase 2 trial of our second drug candidate, rNAPc2, for the treatment of metastatic colorectal cancer. If we are unable to further develop rNAPc2 for any reason, our business, results of operations and financial condition may be affected in a materially adverse manner. All of our other potential products are currently in research or preclinical development, and revenues from the sales of any products may not occur for several years, if at all. If we are unable to successfully develop and commercialize our products, our business, results of operations and financial condition will be affected in a materially adverse manner.

If we fail to maintain existing licenses and collaborations, such as our collaboration with Bayer, or fail to develop new collaborations, our business will be harmed.

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

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. In December 2006, all clinical trials for alfimeprase were suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with Bayer. Under this agreement with Bayer, Bayer has the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, will pay us tiered royalties on net sales of alfimeprase, if any ranging from a minimum of 15 percent to a maximum of 37.5 percent. We retain all commercialization rights and profits from alfimeprase sales in the United States, if any. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and are eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We currently cannot predict if or when any of these milestones will be achieved. Under the terms of the agreement, Bayer has the right to terminate the collaboration at its option upon 12 months notice. We are responsible for 60 percent of any costs for global development programs associated with alfimeprase and solely bear the expense of any country-specific alfimeprase clinical trials conducted by us where the country-specific clinical trials are not part of the agreed global development program.

The suspension of our clinical trials for alfimeprase may negatively impact our collaboration with Bayer. If we fail to maintain a successful collaboration with Bayer, Bayer could terminate our agreement, which would have a material, adverse effect on our business. Termination of our collaboration with Bayer could force us to expend additional amounts to develop alfimeprase, if further development is possible, and to obtain regulatory approval. Additionally, termination of the collaboration could delay any potential commercial launch of alfimeprase and our ability to pursue development of alfimeprase in other indications.

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen in exchange for payment to Amgen of future development milestones and royalties. Future milestone payments under the license agreement could total as much as $35.0 million. Under our agreement with Bayer, we retain sole responsibility for making these payments to Amgen. In accordance with the terms of the license agreement, Amgen transferred the technology necessary for the manufacture of alfimeprase drug substance to our designated manufacturer, Avecia.

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

On July 31, 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix will be responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. Under the new collaboration agreement, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. Nuvelo also is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

Due to these factors and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, rNAPc2, NU206, NU172, or other preclinical product candidates, or we may become involved in litigation or arbitration with these partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price.

In addition to our existing collaborations, we may enter into new collaborative arrangements where we would share costs of identifying, developing and marketing drug candidates. We cannot assure you that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our drug candidates. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties, while simultaneously managing the expenses generated by these activities. If we are unable to effectively manage our current operations and any growth we may experience, we may not be able to implement our business strategy, and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through a reduction in our workforce, which could adversely affect our operations. Similarly, if we were to terminate all future development of alfimeprase, expenses related to employees engaged in the development of alfimeprase would no longer be offset by reimbursements from Bayer, and we could find it necessary to reduce our expenses through a reduction in our workforce, which could adversely affect our operations.

Our clinical trials for our products may not yield results that will enable us to obtain the regulatory approvals necessary to sell them.

We, and our collaborators, will only receive regulatory approval for our drug candidates if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. It will take us several years to complete our testing, and failure can occur at any stage of testing. The results we obtain in preclinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. For example, in December 2006, we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion. All clinical trials for alfimeprase are currently suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition will be materially adversely affected.

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

If clinical trials for a drug candidate are unsuccessful, we will be unable to commercialize the drug candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development or commercialization timelines. Either circumstance could cause the market price of our common stock to decline. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared to a closing price of $19.55 on the trading day prior to the announcement.

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

The process of obtaining FDA and other required regulatory approvals and clearances typically takes several years and will require us to expend substantial capital and resources. Despite the time and expense expended, regulatory approval is never guaranteed. The number of preclinical and clinical tests that will be required for FDA and international regulatory approval varies depending on the drug candidate, the disease or condition that the drug candidate is in development for, and the regulations applicable to that particular drug candidate. The FDA or comparable international regulatory authorities can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be safe or effective;

•	the FDA or comparable international regulatory authorities may interpret data from preclinical and clinical testing in different ways than we and our collaboration partners interpret them;

•	the FDA or comparable international regulatory authorities may not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

•	the FDA or comparable international regulatory officials may change their approval polices or adopt new regulations.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate product, milestone and royalty revenues, and could impose significant additional costs on us or on our collaborators.

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

The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. In January 2003, we merged with Variagenics, and we may merge with or acquire other companies in the future. The difficulties of combining the operations of the companies and/or our subsidiary include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	using the merged or acquired company’s liquid capital and other assets efficiently to develop the business of the combined company;

•	diverting management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

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

We currently rely upon third parties to perform administrative functions and functions related to the research, development, preclinical testing and clinical trials of our drug candidates. Our reliance on third party contract research organizations and consultants that manage and monitor our clinical trials may result in delays in completing, or in failing to complete, our clinical trials if they fail to perform with the speed and competency we expect. Our reliance on third-party contract research organizations to conduct research and testing, including Good Laboratory Practices (GLP) toxicology studies necessary to gather the data necessary to file INDs with the FDA, for any of our drug candidates may result in delays in our regulatory filings if they do not conduct their research or testing properly, or if they fail to complete their contract research or testing on the anticipated schedule. In either case, the progress of our clinical programs may be delayed and our research and development costs may increase, which may in turn have a material adverse affect on our business.

We do not have the resources, facilities or experience to manufacture our drug candidates on our own. We rely, and will continue to rely, on third parties, such as contract research and manufacturing organizations, to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers to manufacture bulk drug substance, fill and finish our drug products, and label and package them, and we do not have long-term supply agreements with these third-party manufacturers. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates.

Our drug candidates have never been manufactured on a commercial scale. Until recently, we have relied on Amgen to manufacture our clinical drug candidate, alfimeprase. In June 2005, we entered into a definitive agreement with Avecia for the scale up and validation of the manufacturing process for alfimeprase bulk drug substance, and subsequently transitioned the process of alfimeprase manufacture from Amgen to Avecia. We do not have an agreement with Avecia for the manufacture of commercial quantities of alfimeprase bulk drug substance. In May 2006, we executed a drug product development and clinical supply agreement with Baxter for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by Avecia and Baxter and that previously manufactured by Amgen.

While we currently believe we have enough supplies of alfimeprase to complete, if resumed, the suspended phase 3 trials for the treatment of acute PAO and catheter occlusion, additional supplies may be necessary for any re-initiated trials and for trials in other indications. We are not yet certain that Avecia and Baxter would be able to manufacture additional supplies of alfimeprase for such trials. If Avecia and Baxter are unable to manufacture clinical or commercial grade alfimeprase for us if and when we need it, we may not have adequate supplies to complete our suspended clinical trials if re-initiated, new trials, or to obtain regulatory approvals for alfimeprase. If Avecia and Baxter are unable to produce alfimeprase in the quantities and with the quality we need, when we need it, we may incur significant additional expenses, and our and Bayer’s efforts to complete any re-initiated clinical trials, or clinical trials in other indications, and obtain approval to market alfimeprase could be significantly delayed.

With respect to rNAPc2, we received a supply of rNAPc2 from Dendreon, which is being used in our research and development activities and in our currently enrolling Phase 2 trial for the treatment of metastatic colorectal cancer. We are currently engaging third-party manufacturers to produce additional supplies of rNAPc2 for use in future clinical trials. Third-party manufacturers may not be able to manufacture the bulk drug substance and final drug product at a cost, in quantities or with the quality necessary to make this drug commercially viable. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between rNAPc2 manufactured by the current manufacturer and the original manufacturer.

If and when any of our other drug candidates, such as NU206 and NU172, enter the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into and intend to enter into additional contractual relationships with third parties in order to (i) complete the GLP toxicology and other studies necessary to file INDs with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

Moreover, contract manufacturers that we may use must continually adhere to cGMP enforced by the FDA through a facilities inspection program. If one of our contract manufacturers fails to maintain compliance, the production of our product candidate could be interrupted, resulting in delays, additional costs and potentially lost revenues. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

Our reliance on these relationships poses a number of risks, including:

•	ineffective clinical trials management or monitoring resulting in delays in or interruptions to our clinical trials;

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

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials, anticipated regulatory approval dates and time of product launch, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to launch any of our products in anticipated timeframes. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected, and the price of our shares will decline.

We are dependent on key personnel, and we must attract and retain qualified employees, collaborators and consultants.

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

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research, development and commercialization strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract qualified individuals to fill open positions. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. We also rely on services provided by outside consultants. Attracting and retaining qualified outside consultants is competitive, and, generally, outside consultants can terminate their relationship with us at will. If we do not retain qualified personnel, outside consultants and scientific collaborators, or if we experience turnover or difficulties recruiting new employees or outside consultants, our research, development and commercialization programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

The success of our potential products in research and preclinical studies does not guarantee that these results will be replicated in humans.

Several of our drug development programs are currently in the research stage or in preclinical development. Although our clinical development-stage drug candidates have shown favorable results in preclinical studies, these results may not be replicated in our clinical trials with humans. None of our potential therapeutic protein candidates from our own portfolio has advanced to Phase 1 clinical trials. Before we make any products available to the public from our research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal studies. These programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities with respect to protein candidates and may not be successful in developing these products. Consequently, there is no assurance that the results in our research and preclinical studies are predictive of the results that we may see in our clinical trials with humans or that they are predictive of whether any resulting products will be safe and effective in humans.

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

Even if a product candidate is approved for commercial sale, significant strategic planning and resources will be necessary to effectively coordinate commercial launch of the product in the approved indication or indications, and to effectively market, distribute and sell the product for use in the approved indication or indications. We currently have limited sales, marketing and distribution capability. As the potential commercialization of our products approaches, we intend to hire additional marketing and sales personnel to enable us to participate in the commercialization of our products in the United States. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate technical and sales expertise or in developing an adequate distribution capability to support them, our ability to generate product revenues will be adversely affected.

In addition, the marketing, distribution, sale and reimbursement of pharmaceutical products is heavily regulated, and we must comply with all such applicable laws and regulations, or incur costs, fees, fines and other liabilities associated with non-compliance. If our or a collaboration partner’s commercial launch of a product approved for commercial sale were to be unsuccessful, or if we or a collaboration partner were to fail in our or their efforts to properly market, distribute or sell any product approved for sale, our business, financial condition and operating results would suffer significant harm.

Even if approved, our products may not be accepted in the marketplace, and we may not be able to generate significant revenue, if any.

Even if they are approved for marketing, our products, if any, may never achieve market acceptance among physicians, patients and the medical community. The degree of market acceptance of any products developed by us, alone or in conjunction with our collaboration partners, will depend on a number of factors, including:

•	the establishment and demonstration of the clinical efficacy and safety of the products;

•	convenience and ease of administration;

•	cost-effectiveness;

•	our products’ potential advantages over alternative treatment methods;

•	marketing, sales and distribution support of our products; and

•	reimbursement policies of government and third-party payers.

Physicians, patients or the medical community in general may not accept and utilize any of the products that we alone, or in conjunction with our collaboration partners, develop. In practice, competitors may be more effective in marketing their drugs. The lack of such market acceptance would significantly harm our business, financial condition and results of operations. Even if our product candidates are approved for marketing and are accepted by physicians, patients and the medical community, the size of the market for these products may be insufficient to sustain our business, or may not provide an acceptable return on our investment in the development of these products. As a result, the commercialization of any of our product candidates could fail even if we receive marketing approval from the FDA or similar foreign authorities, and acceptance by the medical and patient communities.

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. The competitors for our drugs currently in development will vary depending on the particular indication pursued, and may include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our first product candidate, alfimeprase, is a clot dissolver. If approved, it could face competition from other drugs and devices that are used to dissolve clots. Competition differs depending on the indication and includes, for example, alteplase, an approved Genentech, Inc. product, reteplase, an approved PDL BioPharma Inc. product and devices such as Possis Medical Inc.’s AngioJet ® and Concentric Medical Inc.’s Merci® Retriever. Our second product candidate, rNAPc2 is an anticoagulant for the potential treatment of acute coronary syndromes (ACS) and is also a potential candidate for the treatment of cancer. If approved for the treatment of ACS, rNAPc2 could face competition from a variety of products, such as enoxaparin from Sanofi-Aventis and fondaparinux from GlaxoSmithKline PLC. If approved for the treatment of colorectal cancer, rNAPc2 could face competition from Genentech’s Avastin, ImClone Systems Incorporated’s Erbitux®, Amgen’s Vectibix™, as well as numerous other therapeutics for treating cancer.

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

Many of the companies developing competing products have greater expertise than we or our collaboration partners have in discovery, research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies as well as other organizations compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs. We may face competition with respect to:

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

RISKS RELATED TO OUR CAPITAL STRUCTURE AND FINANCIAL RESULTS AND STOCK PRICE VOLATILITY

We have not been profitable, anticipate continuing losses and may never become profitable.

We had net losses of $52.5 million in 2004, $71.6 million in 2005 and $130.6 million in 2006. As of December 31, 2006, we had an accumulated deficit of $458.2 million.

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

Moreover, utilization of our net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions. It is possible that certain transactions that we have entered into, including our merger with Variagenics in January 2003, when considered in connection with other transactions, may result in a “change in ownership” for purposes of these provisions. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 is effective for Nuvelo as of January 1, 2007, and any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the potential impact of the implementation of FIN 48 on our financial position and results of operations.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•

our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements, including our ability to continue to receive cost-sharing reimbursements from our collaboration partners;

•	the status of our collaboration with Bayer, in accordance with the alfimeprase license and collaboration agreement we entered into in January 2006;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, rNAPc2, NU206 and NU172;

•	our need to develop, acquire or license new technologies or products;

•	future funding commitments to new and existing collaborators;

•	the cost of manufacturing our material for preclinical, clinical and commercial purposes;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying developing and commercializing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies;

•	the cost involved in maintaining facilities to support research and development of our product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	competing technological and market developments;

•	our ability to use our common stock to repay our line of credit with Dr. George Rathmann;

•	our ability to use our committed equity financing facility with Kingsbridge Capital;

•	current conditions and the uncertainty of future conditions in the financial markets and in the biotech sector;

•	other factors not within our control.

We may face fluctuations in operating results.

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	the amount of research and development we engage in;

•	the number of product candidates we have, their progress in research, preclinical and clinical studies and the costs involved in manufacturing them;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our licensing and collaborative arrangements;

•	our ability to maintain our facilities to support our operations;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in the price of our common stock or other variables used as a basis for valuing stock-based awards;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

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

Excluding our two clinical stage drug candidates, our potential products currently are in research or preclinical development, and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. We have a significant amount of fixed costs such as lease obligations, and certain charges to our statement of operations are dependent on movements in the price of our common stock, which historically has been and is likely to remain highly volatile. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop in the market price of our common stock.

Our stock price has historically been and is likely to remain highly volatile, and an investment in our stock could suffer a decline in value.

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, legislative and regulatory measures and the activities of various interest groups or organizations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on any investment in our company.

Historically, our stock price has been extremely volatile. Between January 1, 2006 and December 31, 2006, the price ranged between a high of $20.98 per share and a low of $3.35 per share, and between January 1, 2007 and January 31, 2007, the price ranged between a high of $4.09 per share and a low of $3.35 per share. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of demand for our common stock;

•	the experimental nature of, and public concern with respect to, our product candidates;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, or upon repayment of our line of credit with Dr. George Rathmann;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or collaborations, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments or developments with respect to proprietary rights;

•	changes in our collaborative arrangements;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles; and

•	general market conditions.

In addition, the stock market in general, and the market for biotechnology and other life science stocks in particular, has historically been subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

The volatility of the market price of our securities could engender class action securities litigation.

Following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared to a closing price of $19.55 on the trading day prior to the announcement. On February 9, 2007, we and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced in December 2006. A second lawsuit was filed on February 16, 2007, and it is possible that other similar lawsuits will be filed. We may in the future be the target of additional securities class action litigation.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2006, we had 53,151,781 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of December 31, 2006, our directors, officers and greater than five percent stockholders held approximately 15 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

Under registration statements on Form S-8 under the Securities Act, as of December 31, 2006, we have also registered approximately 10,693,764 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in the 10,693,764 shares, as of December 31, 2006, are (i) 7,188,106 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 773,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 2,547,338 shares of our common stock reserved for future option grants under our 2004 Equity Incentive Plan, and (iv) 184,781 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of December 31, 2006, outstanding options were exercisable for 3,629,540 shares of common stock. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of December 31, 2006, 1,227,323 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2006, $4.5 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

Under the August 2005 committed equity financing facility, or CEFF, that we entered into with Kingsbridge Capital Ltd., and related stock purchase and registration rights agreements, we may periodically sell up to $75.0 million in shares of our common stock, not to exceed 8,075,000 shares, to Kingsbridge over a three-year period, subject to certain conditions and restrictions. In the fourth quarter of 2005, under this CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. We may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility. Should we sell further securities under the CEFF, it could have a dilutive effective on the holdings of our current stockholders and may result in downward pressure on the market price of our common stock.

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

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, not to exceed 8,075,000 shares, subject to certain conditions and restrictions. In the fourth quarter of 2005, under this stock purchase agreement, we sold 1,839,400 shares for gross proceeds of $14.4 million and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. We may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum volume weighted average price for our common stock of $2.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

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

Should we sell additional shares to Kingsbridge under the CEFF, or issue shares in lieu of any blackout payment, it will have a dilutive effective on the holdings of our current stockholders and may result in downward pressure on the market price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to ten percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our share price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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

Specifically, our certificate of incorporation provides that all stockholder action must be effected at a duly called meeting and not by a written consent. The by-laws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50 percent of our common stock. These provisions of our certificate of incorporation and our by-laws could discourage potential acquisition proposals and could delay or prevent a change in control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL MATTERS

We have been named as a defendant in class action suits and defending these lawsuits could hurt our business.

On February 9, 2007, we and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. A second lawsuit was filed on February 16, 2007, and it is possible that other similar lawsuits will be filed. To the extent similar cases are filed, we expect such cases to be consolidated. We cannot assure you that this litigation will not have a negative impact on our business, results of operations or financial condition.

In addition, Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. Currently we are in the process of approving a settlement by and between the issuers that are defendants in the lawsuit, the insurers of those issuers, and the plaintiffs. We believe that any loss or settlement amount will not be material to our financial position or results of operation, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, we cannot assure you that this will be the case until a final settlement is executed. Failure to finalize a settlement could require us to pay substantial damages.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements, licenses and other contractual provisions and technical measures to maintain and develop our competitive position with respect to intellectual property. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. For example, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. Our trade secrets could become known through other unforeseen means. We depend on our collaborators and other third parties that license intellectual property to us to protect our licensed intellectual property. These collaborators and other third parties could fail to take a necessary step to protect our licensed intellectual property, which could seriously harm our intellectual property position.

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

Extensive litigation regarding patents and other intellectual property rights has been common in the biopharmaceutical industry. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue, and their outcome is uncertain.

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

Our research and development and production activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, infectious disease agents, patient tissue and blood samples. We, our collaborators, and service providers are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we, our collaborators, or service providers fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result, and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations. In addition, our collaborators and service providers may be working with hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

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

In January 2005, we entered into a seven-year facility lease agreement for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California, which became our primary headquarters in September 2005. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years, each at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. In March 2006, the lease was amended to provide for the exercise of our expansion option over 7,624 square feet of rentable space, for which the related lease rental payments commenced in August 2006. We believe that our current facilities are adequate for our needs for the foreseeable future.

We also lease approximately 139,000 sq.ft. of space at 985 Almanor Avenue in Sunnyvale, California, which expires in May 2011. In December 2006, we exited this facility and have no intention of reoccupying it.

Item 3.	Legal Proceedings

On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. A second lawsuit was filed on February 16, 2007, and it is possible that other similar lawsuits will be filed. To the extent similar cases are filed, we expect such cases to be consolidated. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

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

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the Nasdaq Global Market on August 8, 1997 as Hyseq, Inc. (HYSQ) and has traded under the symbol “NUVO” since January 31, 2003 (except for the period between June 19, 2003 and March 19, 2004, where we temporarily traded under the symbol “NUVOD”). On February 23, 2004, we completed a one-for-three reverse split of our common stock. Unless otherwise indicated, all per share amounts in this Form 10-K have been adjusted to reflect the reverse split. The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as reported by the Nasdaq Global Market under these symbols:

	High	Low
Year ended December 31, 2005
First quarter	$10.33	$6.35
Second quarter	8.00	5.75
Third quarter	10.35	7.35
Fourth quarter	9.93	7.53

Year ended December 31, 2006
First quarter	$18.71	$8.16
Second quarter	18.20	14.15
Third quarter	20.98	15.13
Fourth quarter	20.37	3.35

As of December 31, 2006, there were approximately 203 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Global Market for our common stock was $4.00 per share.

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

Information relating to compensation plans under which our equity securities are authorized for issuance is included in Item 12 of Part III of this Annual Report, which is incorporated by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2007 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

On August 4, 2005, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Ltd. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.0718 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight-day pricing period. The value of the maximum number of shares we may issue in any pricing period shall be the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $2.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. Under the terms of the CEFF, the maximum number of shares we may sell is 8,075,000 shares (exclusive of the shares underlying the warrant).

Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005 and a further 568,247 shares for gross proceeds of $10.0 million in October 2006. Nuvelo is not obligated to sell any of the remaining 5,667,353 shares of common stock available under the CEFF, that is limited to the remaining $50.6 million available under the facility, and there are no minimum commitments or minimum use penalties.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF, and for the issuance of the warrant in consideration of such commitment.

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$3,888	$545	$195	$1,024	$25,554
Loss from continuing operations	(132,777)	(71,611)	(48,942)	(46,229)	(39,512)
Discontinued operations, including loss on disposal	—	—	(3,547)	(3,958)	(5,466)
Cumulative effect of change in accounting principle	2,224	—	—	—	—
Net loss	$(130,553)	$(71,611)	$(52,489)	$(50,187)	$(44,978)
Basic and diluted net loss per share:
Loss from continuing operations	$(2.58)	$(1.73)	$(1.59)	$(2.19)	$(5.48)
Discontinued operations	—	—	(0.11)	(0.18)	(0.76)
Cumulative effect of change in accounting principle	0.04	—	—	—	—
Total basic and diluted net loss per share	$(2.54)	$(1.73)	$(1.70)	$(2.37)	$(6.24)
Weighted average shares used in computing basic and diluted net loss per share	51,451	41,279	30,874	21,054	7,220

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$153,126	$70,336	$50,625	$34,189	$2,225
Working capital (deficiency)	122,496	49,582	45,261	25,772	(20,728)
Total assets	184,405	108,046	79,264	57,809	27,072
Bank loans	1,492	3,032	2,600	—	—
Notes payable	—	4,000	4,000	6,600	6,600
Related party line of credit	2,292	5,042	7,792	10,542	10,000
Other non-current liabilities	70,598	11,315	1,992	6,631	1,026
Accumulated deficit	(458,212)	(327,659)	(256,048)	(203,559)	(153,372)
Total stockholders’ equity (deficit)	69,843	56,764	45,589	22,701	(4,564)

Factors affecting the comparability of information between 2005 and 2006 were (i) our public offering in February 2006 in which an aggregate of approximately 7.5 million shares of common stock were sold for net proceeds of approximately $112.0 million, (ii) our entry into a license and collaboration agreement with Bayer HealthCare AG (Bayer) in January 2006 for the global development and commercialization of alfimeprase, under which we received a $50.0 million up-front cash payment that is being recognized as revenue over the related performance period until September 2020, (iii) the expensing of $21.2 million of previously capitalized clinical trial supplies, and (iv) charges of $21.1 million for net future lease costs and $3.4 million for the impairment of leasehold improvements related to the exit in December 2006 of our facility at 985 Almanor Avenue in Sunnyvale, California.

A factor affecting the comparability of information between 2004 and 2005 was our public offering in February 2005 in which an aggregate of approximately 9.8 million shares of common stock were sold for net proceeds of approximately $68.4 million.

A factor affecting the comparability of information between 2003 and 2004 was our public offering in March 2004 in which an aggregate of approximately 5.8 million shares of common stock were sold for net proceeds of approximately $69.5 million.

Two factors affecting the comparability of information between 2002 and 2003 were our merger with Variagenics, Inc. on January 31, 2003 in which approximately 13.3 million shares of common stock were issued to Variagenics shareholders for an approximate net purchase price of $48.6 million. In addition, in October 2003, an aggregate of approximately 3.8 million shares of common stock were sold in an underwritten public offering for net proceeds of approximately $26.3 million.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular and cancer therapy. Nuvelo’s development pipeline includes several acute cardiovascular and oncology programs. The cardiovascular portfolio includes three programs: alfimeprase, a direct acting fibrinolytic, for the potential treatment of thrombotic-related disorders; rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex, which completed a Phase 2 clinical trial in acute coronary syndromes in June 2006; and preclinical candidate NU172, a direct thrombin inhibitor for use as a short-acting anticoagulant during medical procedures. The oncology portfolio includes two main programs: preclinical candidate NU206 for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease; and rNAPc2, which is in Phase 2 development for potential use as a cancer therapy. In addition, we expect to leverage our expertise in secreted proteins and antibody discovery to expand our pipeline and create additional partnering and licensing opportunities.

Alfimeprase

Alfimeprase is a recombinant direct-acting fibrinolytic (rDAF), or blood clot dissolver, that is intended to directly degrade fibrin when delivered through a catheter at the site of a blood clot. We have two Phase 3 programs for alfimeprase, one in patients with acute peripheral arterial occlusion (PAO) and one in patients with central venous catheter occlusion (CO). We recently completed the first trial in each of these Phase 3 programs with alfimeprase. These trials did not meet their primary endpoints and the second Phase 3 trials in these programs have been suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer HealthCare AG (Bayer). After these discussions are completed, we will determine the appropriate course of action regarding the potential future development of alfimeprase. Planned Phase 2 trials in acute ischemic stroke and deep venous thrombosis (DVT) are also on hold. We expect to provide guidance on the future direction of alfimeprase in the first half of 2007.

In April 2005, we commenced the first of two trials in the alfimeprase Phase 3 acute PAO program, known as NAPA (Novel Arterial Perfusion with Alfimeprase). The first trial in this program, known as NAPA-2, completed enrollment in September 2006, and we reported in December 2006 that this trial did not meet its primary endpoint. The second trial in this program, known as NAPA-3, began enrollment in April 2006 and has been suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. NAPA-2 was, and NAPA-3 is, a randomized, double-blind study comparing 0.3 mg/kg of alfimeprase versus placebo in 300 patients, with the primary endpoint being the avoidance of open vascular surgery within 30 days of treatment. Open vascular surgery includes procedures such as surgical embolectomy, peripheral arterial bypass graft surgery and amputation, but does not include catheter-based procedures such as percutaneous angioplasty or stenting. A variety of secondary endpoints were evaluated under NAPA-2 and are being evaluated under NAPA-3, including restoration of arterial blood flow, safety endpoints, such as the incidence of bleeding, and pharmacoeconomic endpoints, such as length of hospital and intensive care unit stay.

In September 2005, we commenced the first of two multi-national trials in the alfimeprase Phase 3 CO program, known as SONOMA (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase). The first trial, known as SONOMA-2, completed enrollment in September 2006, and we reported in December 2006 that the trial did not meet the primary endpoint of restoration of function at 15 minutes. SONOMA-2 was a randomized, double-blind study comparing 3.0 mg of alfimeprase with placebo in 300 patients with occluded central venous catheters. Two-thirds of the patients received alfimeprase and the remainder received placebo. The second trial, known as SONOMA-3, began patient enrollment in February 2006 and has been suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. This is an open label, single-arm study evaluating alfimeprase in 800 patients. This study’s primary endpoint is safety, although efficacy in these patients is also to be evaluated.

We had planned to expand our alfimeprase development program by initiating a Phase 2 clinical trial in the fourth quarter of 2006 to evaluate the potential of alfimeprase in the treatment of acute ischemic stroke and another Phase 2 clinical trial in 2007 to evaluate the potential of alfimeprase to treat DVT. Initiation of the Phase 2 trials of alfimeprase in acute ischemic stroke and DVT are currently on hold until further analyses and discussions of the Phase 3 acute PAO and CO data has been completed with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. As part of these discussions, we have recently met with our stroke advisory committee, who encouraged us to continue to pursue alfimeprase in stroke.

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. In December 2006, all clinical trials for alfimeprase were suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with Bayer. Under this agreement, Bayer has the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, will pay us tiered royalties on net sales of alfimeprase, if any, ranging from a minimum of 15 percent to a maximum of 37.5 percent. We retain all commercialization rights and profits from any alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and are eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We currently cannot predict if or when any of these milestones will be achieved. Under the terms of the agreement, Bayer has the right to terminate the collaboration at its option upon 12 months notice. We are responsible for 60 percent of any costs for global development programs associated with alfimeprase and solely bear the expense of any country-specific alfimeprase clinical trials conducted by us where the country-specific clinical trials are not part of the agreed global development program. For 2006, a total of $28.9 million was billed to Bayer for our alfimeprase-related global development spending as a result of this cost-sharing arrangement, and has been recorded as an offset to research and development expense in the statement of operations.

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

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process of alfimeprase. In accordance with the terms of this clinical development agreement, Avecia agreed to conduct process development and validation work for the manufacture of alfimeprase bulk drug substance, in accordance with FDA regulations.

In May 2006, we executed a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (Baxter) for the lyophilization, filling, finishing, packaging and testing of alfimeprase, and process development related thereto. In accordance with the terms of this clinical development agreement, project plans, development plans and regulatory plans are agreed upon prior to work being conducted. The agreement does not cover the commercial lyophilization, filling, finishing, packaging or testing of alfimeprase.

rNAPc2

Recombinant nematode anticoagulant protein c2 (rNAPc2) is a recombinant protein fashioned after one originally isolated from the saliva of the dog hookworm. Because of its ability to inhibit the interaction between factor VIIa and tissue factor, rNAPc2 has the potential for use as a novel anticoagulant in acute coronary syndromes and other cardiovascular diseases, as well as a treatment for cancers such as metastatic colorectal cancer.

The potential anticoagulant effect of rNAPc2 results from its ability to block the factor VIIa/tissue factor protease complex, which is responsible for the initiation of blood clot formation. Unlike heparin, thrombin inhibitors, and other agents that exert their effects at later stages of the blood coagulation cascade, rNAPc2 shows the potential to block the first step in the clotting cascade. In May 2005, we completed the dose escalation portion of a Phase 2 clinical trial, known as the ANTHEM (Anticoagulation with rNAPc2 To Help Eliminate MACE)/TIMI 32 trial, which showed that rNAPc2 has an acceptable safety profile and is well tolerated in doses up to 10 mcg/kg in patients being treated for non-ST-segment elevation acute coronary syndromes (NSTE-ACS). Based on these results, we initiated a heparin-replacement arm of the trial, which completed enrollment in June 2006. Results from both the dose escalation and heparin replacement portions of the trial were presented at various medical conferences in the second half of 2006. In this trial, treatment with higher dose rNAPc2 (greater than or equal to 7.5 mcg/kg) reduced the incidence and duration of ischemia by more than 50% as compared to placebo in patients being treated with anti-thrombotics and an early invasive approach for NSTE-ACS, as measured by continuous electrocardiogram monitoring. In the heparin de-escalation arm, rNAPc2 (10 mcg/kg) was shown to be able to reduce ischemia even in the absence of heparin and enoxaparin. In addition, rNAPc2 did increase major/minor bleeding (3.7% vs. 2.5%, p=NS) despite prolonging the time to clot formation in a dose-related fashion, as determined by the internationalized normalized ratio. Five cases of procedure-related thrombosis occurred among the no heparin treatment arm, and none occurred in the half-dose heparin arm.

We are also investigating the potential of rNAPc2 as a cancer therapy. The factor VIIa and tissue factor protease complex has been shown to play a role in the cellular signaling of both metastasis and angiogenesis in a variety of cancers. Because rNAPc2 inhibits the interaction of factor VIIa with tissue factor, it has the potential to inhibit these processes, which are critical to the progression of a number of cancers. A Phase 2 trial of rNAPc2 in patients with metastatic colorectal cancer began in December 2006. This “proof of concept” study will enroll up to 100 metastatic colorectal cancer patients, who will be given escalating doses (2.5 mcg/kg, 5 mcg/kg and 10 mcg/kg) twice weekly. Efficacy endpoints will include progression-free, metastasis-free and overall survival.

We obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation as a result of a licensing agreement entered into with them in February 2004. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved, although we currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, we will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific and potent stimulator of gastrointestinal epithelial cells, as demonstrated in early animal studies. Preclinical studies suggest NU206 can promote growth and repair of these tissues in animal models of radiation treatment or chemotherapy for cancer, as well as in animal models of inflammatory bowel disease and short bowel syndrome. We expect to initiate a Phase 1 trial with NU206 in the first half of 2007.

In March 2005, we entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206. Under this agreement, we received a $2.0 million up-front cash payment from Kirin in April 2005, and we agreed to lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

NU172

NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots. Data from early animal models suggest that NU172 has the potential to be a potent anticoagulant with the potential for predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications compared to the current standard of care, which is the combination of heparin and its antidote, protamine, and no risk of heparin-induced thrombocytopenia. NU172 is currently being evaluated in IND-enabling studies and we expect to initiate a Phase 1 trial with NU172 in the fourth quarter of 2007 or the first quarter of 2008.

In July 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we will be responsible for development and worldwide commercialization of these product candidates. In August 2006, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. A $1.0 million milestone fee will be payable to Archemix within 30 days of dosing the first patient in a Phase 1 trial for NU172, which is expected to occur in the fourth quarter of 2007 or the first quarter of 2008. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

Financing and Facilities

In February 2006, we raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share. We plan to continue using the net proceeds from this offering for the advancement of our drug candidates in clinical trials, capital expenditures, and to meet working capital needs. The amounts and timing of the expenditures will depend on numerous factors, such as the timing and progress of our clinical trials and research and development efforts, technological advances and the competitive environment for our drug candidates. We expect from time to time to evaluate the acquisition of businesses, products and technologies for which a portion of the net proceeds may be used. In addition, under the lease agreement for our facilities at 985 Almanor Avenue, Sunnyvale, California, as amended, in February 2006 we paid The Irvine Company $3.7 million from these proceeds, being ten percent of the net amount raised in excess of $75.0 million, which reduced the outstanding rent deferrals under this lease agreement.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. We plan to continue using the net proceeds from any securities issued under this agreement for general corporate purposes, including the advancement of our drug candidates in clinical trials, capital spending and working capital. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 350,000 shares of our common stock at a price of $12.07 per share. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005 and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility.

In January 2005, we entered into a seven-year facility lease agreement for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California, which became our primary headquarters in September 2005. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years, each at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. In March 2006, the lease was amended to provide for the exercise of our expansion option over 7,624 square feet of rentable space, for which the related lease rental payments commenced in August 2006.

Results of Operations

Nuvelo’s core business is to discover, develop and commercialize novel acute cardiovascular and cancer therapies. The following results of operations include those of both Nuvelo and Callida Genomics, Inc. (Callida), through its disposal on December 3, 2004. The results of Callida have been reclassified to discontinued operations for all periods presented.

Contract Revenues

Contract revenues were $3.9 million in 2006, compared to $0.5 million in 2005 and $0.2 million in 2004. The $3.4 million increase in 2006 from 2005 was primarily due to the recognition of revenue from the $50.0 million up-front license fee received from Bayer in January 2006. The up-front license fee was recorded as deferred revenue upon receipt and is being recognized on a straight-line basis over the performance period under the agreement, estimated to be through September 2020, when the last significant alfimeprase-related patent expires. The $0.3 million increase in 2005 from 2004 was primarily due to the recognition of revenue from the one-time upfront fee of $2.0 million received from Kirin under the NU206 collaboration agreement, which was deferred and is being recognized on a straight-line basis over the related performance period.

We expect the amortization of existing deferred revenue in 2007 to be consistent with 2006, due to the ongoing revenue recognition from these up-front license fees. Our revenues may vary significantly from quarter to quarter as a result of any licensing or any collaboration activities, or the termination of existing collaborations. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
	(In thousands)
Research and development	$89,370	$57,778	$39,970	55%	45%

Research and development (R&D) expenses primarily consist of clinical trial and drug manufacturing costs, R&D personnel costs, including related stock-based compensation expense, license, collaboration and royalty fees and allocated facilities expenses.

The $31.6 million increase in R&D expense in 2006 as compared to 2005 was primarily due to a $21.2 million charge in December 2006 to expense previously capitalized clinical trial supplies related to alfimeprase and other drug programs, based on a change in estimates related to alternative future uses, triggered by the failure of the first trial in each of the two Phase 3 programs for alfimeprase to meet their primary endpoints. Additional increases were due to a $32.3 million increase in outside service and consulting expenses related to clinical trials and drug manufacturing, and a $10.6 million increase in R&D personnel expenses in support of these activities, which includes a $4.6 million increase in employee stock-based compensation expense as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). These increases were largely offset by a $27.4 million increase in amounts billable to our collaboration partners under cost-sharing arrangements, primarily to Bayer, which is reimbursing 40 percent of alfimeprase-related global development spending, and a $1.0 million decrease in license fee expenses, primarily as a result of the difference between a $4.0 million up-front license fee we paid in 2006 upon entry into the expanded collaboration agreement with Archemix and the $5.0 million milestone payment made to Amgen in 2005.

The $17.8 million increase in R&D expense in 2005 as compared to 2004 was primarily due to a $12.1 million increase in outside service and consulting expenses related to clinical trials, a $6.7 million increase in clinical trial supplies expense, largely from the use of alfimeprase drug product in clinical trials and from a $2.0 million charge for drug product in excess of anticipated requirements, and a $3.8 million increase in R&D personnel expenses in support of these activities. These increases were partially offset by a $2.2 million decrease in license fee expenses, primarily as a result of the difference between the $5.0 million milestone payment to Amgen in 2005 and the $7.0 million of license fees paid to Archemix and Dendreon in 2004.

R&D expenses for our significant programs were as follows for the periods indicated (including upfront fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense, as these are not tracked by individual program):

Program	2006	Since Inception
	(In millions)
Alfimeprase	$49.5	$111.1
rNAPc2	$8.0	$15.1
NU206	$3.3	$6.0
NU172	$5.1	$5.1

R&D expenses for 2007 related to alfimeprase are dependent on the future course of action regarding development of this drug candidate, which is expected to be determined in the first half of 2007. We expect to continue to invest in rNAPc2, NU206 and NU172, as we advance these drug candidates through clinical development.

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

General and Administrative Expenses

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
	(In thousands)
General and administrative	$30,632	$15,805	$8,869	94%	78%

General and administrative (G&A) expenses primarily consist of G&A personnel and consulting costs, including related stock-based compensation expense, charges or credits for warrant revaluations, professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

The $14.8 million increase in G&A expense in 2006 as compared to 2005 was primarily due to a $8.4 million increase in G&A personnel costs, including a $6.6 million increase in employee stock-based compensation expense as a result of the implementation of SFAS 123(R), a $1.9 million increase in outside service and consulting expenses, primarily related to pre-commercialization activities for alfimeprase, and a $1.7 million increase in facilities expenses allocated to G&A.

The $6.9 million increase in G&A expense in 2005 as compared to 2004 was primarily due a $2.4 million increase in G&A personnel costs and a $2.1 million increase in consulting and outside service expenses, as we built the infrastructure necessary to support our growth.

Facility Exit Charges

In December 2006, we ceased use of our facility at 985 Almanor Avenue in Sunnyvale, California, as it is no longer required for our business. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), on December 31, 2006 we recorded a liability of $26.6 million, representing the estimated present value of future lease-related payments through May 30, 2011, less estimated sublease income. A charge of $21.1 million was recorded concurrently to the statement of operations, after deducting the remaining deferred rent of $5.5 million as of December 31, 2006. Additionally, on December 31, 2006, we recorded an impairment charge under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), of $3.4 million, being the carrying value of leasehold improvements previously made to this facility plus capitalized restoration costs.

Interest Income, Net

We had net interest income of $7.8 million in 2006, as compared to $1.4 million in 2005 and to net interest expense of $0.3 million in 2004. The increases in net interest income in 2006 and 2005 were primarily due to increases in interest income resulting from higher average cash and investment balances and higher interest rates.

Loss from Continuing Operations

Since our inception, we have incurred significant net losses, and as of December 31, 2006, our accumulated deficit was $458.2 million. We incurred a loss from continuing operations of $132.8 million in 2006, as compared to $71.6 million in 2005 and $48.9 million in 2004. These increases resulted primarily from the increases in expenses noted above, including an $11.2 million increase in total employee stock-based compensation expense in 2006 as a result of the implementation of SFAS 123(R), being partially offset by higher revenues and interest income in each successive year.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, as we continue development of our drug candidates. In addition, we expect to incur significant costs as we further expand research and development of potential biopharmaceutical product candidates and potentially in-license other drug candidates.

Discontinued Operations

On December 3, 2004, we sold our subsidiary, Callida Genomics, Inc. (Callida). In accordance with SFAS 144, the operating results of Callida have been reclassified to discontinued operations for all periods presented, with the related loss being $3.5 million in 2004. The loss in 2004 includes a charge to our earnings of $1.6 million resulting from the sale of Callida, primarily representing the difference between the value of the convertible promissory notes received and the carrying value of Callida’s assets and liabilities on our balance sheet.

Cumulative Effect of Change in Accounting Principle

On October 1, 2006, we adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2), which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” Under previous guidance, the fair value of the warrant issued to Kingsbridge in August 2005 under our CEFF was recorded as a current liability in our balance sheet, due to a potential cash payment feature in the warrant. The current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. Under the new guidance in EITF 00-19-2, as we believe the likelihood of such a cash payment to be not probable, we do not need to recognize a liability for such obligations. Accordingly, a cumulative-effect adjustment of $2.2 million was made as of October 1, 2006, representing the difference between the initial fair value of this warrant and its fair value as of this date.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances at the end of 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents	$60,335	$37,764
Short-term investments	92,791	32,572

Cash, cash equivalents and short-term investments	$153,126	$70,336

Cash flows from operating, investing and financing activities in 2006, 2005 and 2004, including those from discontinued operations, were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash used in operating activities	$(37,060)	$(59,035)	$(50,112)
Net cash used in investing activities	(62,064)	(1,175)	(13,576)
Net cash provided by financing activities	121,695	81,163	67,358

Net increase in cash and cash equivalents	$22,571	$20,953	$3,670

Cash, Cash Equivalents and Short-term Investments

As of December 31, 2006, we had total cash, cash equivalents and short-term investments of $153.1 million, as compared to $70.3 million as of December 31, 2005. The increase of $82.8 million resulted primarily from net cash proceeds of $112.0 million from a public offering in February 2006 and from a $50.0 million up-front cash payment received from Bayer in January 2006 upon entry into the license and collaboration agreement for alfimeprase. These inflows were partially offset by operating expenditures during the period.

As of December 31, 2006, all of our short-term investments in marketable securities have maturities of less than one year and have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

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

In August 2005, we entered into a CEFF with Kingsbridge, under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility.

We have a Loan and Security Agreement in place with Silicon Valley Bank (SVB) under which we have a fully-utilized term loan facility of $4.1 million and an $8.0 million revolving credit line facility which expires on August 28, 2007. The term loan facility was utilized in two draw-downs, the first being for $2.6 million, which is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, starting from May 1, 2005; the second draw-down of $1.5 million is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, starting from April 1, 2005. We have yet to draw down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate and would cause replacement collateral to be required for the items above.

Dr. Rathmann, a former member of our Board of Directors and current chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of December 31, 2006, the remaining principal and accrued interest to date totaled $4.5 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash or upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending two days prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2006, 437,379 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

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

Cash Used in Operating Activities

Net cash used in operating activities was $37.1 million in 2006, compared to $59.0 million in 2005 and $50.1 million in 2004. The decrease of $21.9 million in 2006 as compared to 2005 was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by increases in spending primarily related to clinical trials and drug manufacturing for alfimeprase. The increase of $8.9 million in 2005 as compared to 2004 was primarily due to an increase in spending related to clinical trials and drug manufacturing for alfimeprase.

Operating cash usage in 2007 is partly dependent on the future course of action regarding alfimeprase development, which is expected to be determined in the first half of 2007. Our future milestone payments to Amgen, Dendreon and Archemix under current agreements could total at least $69.5 million, although we currently cannot predict if or when these milestones will be achieved.

Cash Used in Investing Activities

Net cash used in investing activities was $62.1 million in 2006, as compared to $1.2 million in 2005 and $13.6 million in 2004. The increase of $60.9 million in 2006 as compared to 2005 was primarily due to increased net purchases of short-term investments. The decrease of $12.4 million in 2005 as compared to 2004 was primarily due to an increase in cash provided by maturities of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $121.7 million in 2006, as compared to $81.2 million in 2005 and $67.4 million in 2004. The amounts are primarily comprised of the net proceeds from public offerings of $112.0 million, $68.4 million and $69.5 million in 2006, 2005 and 2004, respectively, plus additional net cash proceeds of $10.0 million from a draw-down under the Kingsbridge CEFF in 2006 and $14.2 million from two draw-downs under this facility in 2005.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2007	2008	2009	2010	2011	2012 and Thereafter	Total
Contractual obligations:
Operating lease obligations	$9,528	$9,745	$8,329	$8,628	$4,979	$1,539	$42,748
Bank loans (a)	1,420	126	—	—	—	—	1,546
Related party line of credit (b)	4,463	—	—	—	—	—	4,463
Facility restoration obligation	757	—	—	—	—	—	757

	$16,168	$9,871	$8,329	$8,628	$4,979	$1,539	$49,514

(a)	Includes interest payments at fixed rates of interest.
(b)	Interest is accrued at a variable rate based on the current prime rate plus 1% and is due with the final line of credit payment in October 2007. Includes $2.2 million interest accrued as of December 31, 2006. The outstanding principal and interest may be repaid at any time upon mutual agreement, by conversion into shares of our common stock.

The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. Our obligation to purchase Archemix common stock in the event of a qualified public offering of their stock, subject to conditions detailed in our collaboration agreement, is also excluded, as it is dependent upon the occurrence of a specific and contingent event.

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

Exit and Disposal Activities

We record costs and liabilities associated with exit and disposal activities, as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal

Activities” (SFAS 146), at fair value in the period the liability is incurred. SFAS 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. In periods subsequent to initial measurement, changes to a liability resulting from changes in sublease assumptions due to evolving market conditions are measured using the same credit-adjusted risk-free rate that was applied in the initial period. Changes in these assumptions may result in a significant adverse impact to our financial condition and results of operations.

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

Goodwill

We applied the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), upon the completion of the merger with Variagenics in January 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144 as noted above.

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

We have designated October 31 as the annual impairment testing date for goodwill, although additional testing may be performed if circumstances warrant a re-evaluation. If it is determined that the carrying value of goodwill has been impaired, the value would be reduced by a charge to operations in the amount of the impairment, which may result in a significant adverse impact to our financial condition and results of operations. There was assessed to be no goodwill impairment based on the testing performed on October 31, 2006, and again following an additional test performed on December 31, 2006.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. In situations where we have no continuing performance obligations, or our continuing obligations are perfunctory or inconsequential, we recognize up-front non-refundable fees as revenues on the effective date of the related agreement. Up-front non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue ratably over the performance period. Judgment is required in determining this performance period, and the effects of any changes to the estimated period are recognized prospectively.

We evaluate revenue from agreements entered into after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). To recognize revenue for a delivered item in a multiple element arrangement, EITF 00-21 requires that the delivered items have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery of any undelivered items is probable and within our control if delivered items have a general right of return. The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires us to exercise our judgment.

Clinical Trial and Drug Manufacturing Expenses

We accrue for costs related to clinical trial and drug manufacturing activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. We monitor the activity levels through close communication with the CROs and other vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. We may also request certain significant vendors to provide an estimate of costs incurred but not invoiced on a periodic basis. For accrual of expenses related to CROs and clinical study sites, our estimate is based on patient enrollment or progress made against specified milestones or targets in each period. All estimates may differ from the actual amounts subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as “clinical trial supplies,” a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied. We recognize clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. On a quarterly basis, we evaluate whether there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be written-off to research and development expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements, which may result in a significant adverse impact to our financial condition and results of operations.

In December 2006, as a result of the failure of the first trial in each of two Phase 3 programs for alfimiprase to meet their primary endpoints, we suspended enrollment in the second trial in each of these programs, pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer. Due to the increased uncertainty over the future of this drug program, management reassessed the probability of alternative future use of capitalized alfimeprase clinical trial supplies and determined that previously capitalized amounts no longer met the criteria for capitalization under SFAS 2, which represents a change in estimate for accounting purposes. Accordingly, in December 2006, we recognized $21.2 million in expense, including $19.0 million related to alfimeprase, and $2.2 million related to other drug programs, as a result of a similar review. In the future, we will continue to assess whether alternative future use exists for our drugs under development. If we conclude at a particular balance sheet date, as we did on December 31, 2006, that alternative future use does not exist, we will recognize any related clinical trial supplies costs in expense.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123(R), employee stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of estimated forfeitures. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We have elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods, and prior period results are not restated.

We have selected the Black-Scholes option–pricing model as the most appropriate fair-value method for our stock-based awards, which requires assumptions to be made for the expected term of the awards, expected volatility of our stock price, risk-free interest rates and expected dividend yields. These assumptions are highly subjective and involve inherent uncertainties and are based on management’s best estimates and judgment. If alternative assumptions had been used instead of those presented in the notes to the financial statements, stock-based compensation expense could have been materially different from amounts recorded in the financial statements under SFAS 123(R) and disclosed on a pro forma basis under SFAS 123. In addition, under SFAS 123(R) we are required to estimate the expected forfeiture rate of awards and only recognize expense for those awards expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different from amounts recorded in the financial statements. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the Company continues to use the graded-vested (multiple-option) method for expense attribution. Prior to January 1, 2006, option forfeitures were recognized on a pro forma basis as they occurred. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using the straight-line (single-option) method for expense attribution, estimates forfeitures based on historical data and only recognizes expense for those shares expected to vest. Adjustments to the forfeiture rate are made if actual forfeitures differ from previous estimates.

For all option grants we use historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of the option. For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of our common stock. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), we are using a combination of historic and implied volatility of our common stock in deriving expected volatility. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on our historic and expected dividend payouts. We account for modifications of the terms of an award that make the award more valuable as an exchange of the original award for a new award. We measure the incremental value associated with the modification as the difference between the fair value of the modified option determined in accordance with the provisions of SFAS 123(R) and the value of the old option immediately before its terms are modified.

We account for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date until vested, in compliance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We are using the straight line method in order to expense the value associated with any non-employee awards.

Income Taxes

Income taxes are accounted for under the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We record a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. Assessment of the realization of deferred income tax assets requires that estimates and assumptions be made as to the taxable income of future periods. Our deferred tax assets have been reduced to zero, as management believes that it is more likely than not that the deferred tax assets will not be realized. Projection of future period earnings is inherently difficult as it involves consideration of numerous factors such as our overall strategies and estimates of new product development and acceptance, product lifecycles, selling prices and volumes, responses by competitors, manufacturing costs and assumptions as to operating expenses and other industry specific and macro and micro economic factors. In addition, consideration is also given to ongoing and constantly evolving global tax laws and our own tax minimization strategies.

Foreign Currency Transactions and Contracts

We use foreign exchange forward contracts to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in foreign currency. Qualifying contracts for anticipated transactions are designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), at hedge inception and are evaluated for effectiveness at least quarterly. We only hedge exposures that can be confidently identified and quantified, and do not enter into speculative foreign currency transactions. All contracts have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. The effective component of the hedge gains and losses are recorded in other comprehensive gain (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual changes in the fair value of the hedge contracts, such as for ineffectiveness or time value excluded from effectiveness testing, are recognized immediately as a general and administrative expense.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of the implementation of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for Nuvelo as of January 1, 2007. Any differences between the amounts recognized in the balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the potential impact of the implementation of FIN 48 on our financial position and results of operations.

Off-Balance Sheet Arrangements

We have not participated in any transactions with unconsolidated entities, such as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify certain parties from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been insignificant. In addition, we have entered into indemnity agreements with each of our directors and officers. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We invest in instruments of high quality issuers and, by policy, limit the amount of credit exposure with any one issuer. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and strive to ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk.

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

The table below summarizes the carrying amounts as of December 31, 2006 and 2005 and related average annual interest rates of our various financial instruments:

	2006 Average Rate	2006 Carrying Amount	2005 Average Rate	2005 Carrying Amount
		(In thousands)		(In thousands)
Cash equivalents	4.75%	$60,335	3.24%	$37,764
Short-term investments	4.86%	$92,791	2.71%	$32,572
Bank loans	6.61%	$1,492	6.56%	$3,032
Related party line of credit	8.96%	$2,292	7.19%	$5,042

Foreign Exchange Risk

Some payments to overseas suppliers of goods or services are denominated in foreign currencies. Accordingly, as part of our corporate risk management strategy, we have implemented a policy of hedging significant foreign currency exposures that can be confidently identified and quantified, in order to mitigate the impact of currency rate fluctuations on our cash outflows. We do not enter into speculative foreign currency transactions. In July 2005, we entered into a development and validation with Avecia Ltd. under which payments for their services are denominated in British pounds. As a result, our financial results could be adversely affected by future changes in the British pound exchange rate. In order to reduce our exposure to fluctuations in the British pound prior to any payment made under this contract, we entered into a number of foreign currency forward hedging contracts in 2005 and 2006, all maturing within one year and being designated as cash flow hedges under SFAS 133. The table below provides information about the open derivative contracts as of December 31, 2006, with amounts in U.S. dollar equivalents (in thousands, except for average contract rate):

	December 31, 2006
	Notional Amount	Average Contract Rate	Fair Value - Gain (Loss)
British pounds	$4,351	0.51	$6

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

Nuvelo, Inc.’s financial statements and notes thereto appear on pages 79 to 112 of this Annual Report on Form 10-K.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated balance sheet of Nuvelo, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuvelo, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Nuvelo, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share- Based Payment”, effective January 1, 2006. As discussed in Note 10 to the consolidated financial statements, Nuvelo, Inc. adopted Financial Accounting Standards Board Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, effective October 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nuvelo, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 27, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Nuvelo, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuvelo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nuvelo, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nuvelo, Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nuvelo, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 27, 2007

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated balance sheet of Nuvelo, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuvelo, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 15, 2006

NUVELO, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$60,335	$37,764
Short-term investments	92,791	32,572
Collaboration receivables	8,559	1,207
Clinical trial supplies	—	12,261
Other current assets	4,650	1,961

Total current assets	166,335	85,765
Equipment, leasehold improvements and software, net	11,978	15,165
Goodwill	4,671	4,671
Other assets	1,421	2,445

Total assets	$184,405	$108,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,026	$4,919
Accrued employee liabilities	3,098	2,272
Accrued clinical trial and drug manufacturing costs	14,415	4,482
Current portion of deferred revenue	3,640	250
Current portion of deferred rent	1,342	9,936
Current portion of facility exit costs	7,674	—
Accrued interest	2,172	3,092
Current portion of bank loans	1,367	1,540
Note payable	—	4,000
Current portion of related party line of credit	2,292	2,750
Other current liabilities	813	2,942

Total current liabilities	43,839	36,183
Non-current portion of deferred revenue	44,533	1,563
Non-current portion of deferred rent	6,998	9,393
Non-current portion of facility exit costs	18,942	—
Non-current portion of bank loans	125	1,492
Non-current portion of related party line of credit	—	2,292
Other liabilities	125	359

Total liabilities	114,562	51,282

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2006 and 2005	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 53,151,781 and 44,149,456 issued and outstanding as of December 31, 2006 and 2005, respectively	53	44
Additional paid-in capital	527,992	384,629
Accumulated other comprehensive gain (loss)	10	(250)
Accumulated deficit	(458,212)	(327,659)

Total stockholders’ equity	69,843	56,764

Total liabilities and stockholders’ equity	$184,405	$108,046

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Contract revenues	$3,888	$545	$195

Operating expenses:
Research and development	89,370	57,778	39,970
General and administrative	30,632	15,805	8,869
Facility exit charges	24,460	—	—

Total operating expenses	144,462	73,583	48,839

Operating loss	(140,574)	(73,038)	(48,644)
Interest expense — related party	(319)	(452)	(481)
Interest expense — other	(269)	(552)	(880)
Interest income	8,385	2,431	1,063

Loss from continuing operations	(132,777)	(71,611)	(48,942)
Discontinued operations (including loss on disposal of $1,641 in 2004, net of tax of $0)	—	—	(3,547)

Loss before cumulative effect of change in accounting principle	(132,777)	(71,611)	(52,489)
Cumulative effect of change in accounting principle	2,224	—	—

Net loss	$(130,553)	$(71,611)	$(52,489)

Basic and diluted net loss per share:
Loss from continuing operations	$(2.58)	$(1.73)	$(1.59)
Discontinued operations	—	—	(0.11)

Loss before cumulative effect of change in accounting principle	(2.58)	(1.73)	(1.70)
Cumulative effect of change in accounting principle	0.04	—	—

Total basic and diluted net loss per share	$(2.54)	$(1.73)	$(1.70)

Weighted average shares used in computing basic and diluted net loss per share	51,451	41,279	30,874

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Other Compre- hensive Gain (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2003	25,621	$26	$226,279	$(30)	$(15)	$(203,559)	$22,701
Components of comprehensive loss:
Net loss	—	—	—	—	—	(52,489)	(52,489)
Change in unrealized gains or losses on available-for-sale securities	—	—	—	—	(191)	—	(191)

Comprehensive loss							(52,680)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	267	—	1,148	—	—	—	1,148
Issuance of common stock upon exercise of warrants	241	—	1,199	—	—	—	1,199
Issuance of common stock upon cashless exercise of warrants	87	—	—	—	—	—	—
Issuance of common stock through a public offering in March 2004, net of issuance cost of $5,308	5,750	6	69,436	—	—	—	69,442
Issuance of common stock in connection with Dendreon license agreement	263	—	3,500	—	—	—	3,500
Stock-based compensation expense	—	—	279	—	—	—	279
Market value adjustment of deferred stock compensation	—	—	(30)	30	—	—	—

Balance at December 31, 2004	32,229	32	301,811	—	(206)	(256,048)	45,589
Components of comprehensive loss:
Net loss	—	—	—	—	—	(71,611)	(71,611)
Change in unrealized gains or losses on hedging instruments	—	—	—	—	(197)	—	(197)
Change in unrealized gains or losses on available-for-sale securities	—	—	—	—	153	—	153

Comprehensive loss							(71,655)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	307	—	1,717	—	—	—	1,717
Issuance of common stock through a public offering in February 2005, net of issuance cost of $4,865	9,775	10	68,438	—	—	—	68,448
Issuance of common stock under Kingsbridge CEFF, net of issuance cost of $220	1,839	2	14,180	—	—	—	14,182
Fair value of warrant granted in connection with Kingsbridge CEFF	—	—	(2,078)	—	—	—	(2,078)
Stock-based compensation expense	—	—	561	—	—	—	561

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(Continued)

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Other Compre- hensive Gain (Loss)	Accumu- lated Deficit	Total Stock- holders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2005	44,150	$44	$384,629	$—	$(250)	$(327,659)	$56,764
Components of comprehensive loss:
Net loss	—	—	—	—	—	(130,553)	(130,553)
Change in unrealized gains or losses on hedging instruments	—	—	—	—	203	—	203
Change in unrealized gains or losses on available-for-sale securities	—	—	—	—	57	—	57

Comprehensive loss							(130,293)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	943	1	8,010	—	—	—	8,011
Issuance of common stock upon cashless exercise of warrants	16	—	—	—	—	—	—
Issuance of common stock through a public offering in February 2006, net of issuance cost of $7,581	7,475	7	112,019	—	—	—	112,026
Issuance of common stock under Kingsbridge CEFF	568	1	9,999	—	—	—	10,000
Reclassification of warrant fair value upon adoption of a new accounting principle	—	—	2,078	—	—	—	2,078
Stock-based compensation expense	—	—	11,257	—	—	—	11,257

Balance at December 31, 2006	53,152	$53	$527,992	$—	$10	$(458,212)	$69,843

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(130,553)	$(71,611)	$(52,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Facility exit charges	24,460	—	—
Depreciation and amortization	3,182	2,668	4,117
Loss on sale, disposal or write-off of assets	366	4	167
Stock-based compensation expense	11,257	561	279
Change in fair value of warrant liability	567	(567)	—
Other non-cash items	(113)	(31)	—
License expense	—	—	3,500
Loss on disposal of discontinued operations	—	—	1,641
Changes in operating assets and liabilities:
Collaboration receivables	(7,352)	(1,070)	(118)
Clinical trial supplies	12,448	360	(8,611)
Other current assets	(2,683)	635	(973)
Other assets	782	(103)	(559)
Accounts payable	2,107	1,812	997
Accrued employee liabilities	826	935	574
Accrued clinical trial and drug manufacturing costs	9,933	3,551	(4,717)
Deferred revenue	46,360	1,813	—
Deferred rent	(6,469)	335	5,391
Accrued interest	(920)	751	781
Other current liabilities	(1,258)	922	(92)

Net cash used in operating activities	(37,060)	(59,035)	(50,112)

Cash flows from investing activities:
Maturities of short-term investments	54,424	64,161	50,866
Purchases of short-term investments	(114,586)	(62,766)	(63,823)
Purchases of equipment, leasehold improvements and software	(2,442)	(2,570)	(664)
Proceeds from sale of assets	540	—	45

Net cash used in investing activities	(62,064)	(1,175)	(13,576)

Cash flows from financing activities:
Proceeds from release of restricted cash	—	191	310
Proceeds from bank loans	—	1,500	2,600
Payments on bank loans	(1,540)	(1,068)	—
Payment of promissory notes	(4,000)	—	(2,600)
Payments on capital lease obligations	(52)	(1,057)	(1,991)
Payments on related party line of credit	(2,750)	(2,750)	(2,750)
Proceeds from issuance of common stock from public offerings and under Kingsbridge CEFF, net	122,026	82,630	69,442
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	8,011	1,717	2,347

Net cash provided by financing activities	121,695	81,163	67,358

Net increase in cash and cash equivalents	22,571	20,953	3,670
Cash and cash equivalents at beginning of year	37,764	16,811	13,141

Cash and cash equivalents at end of year	$60,335	$37,764	$16,811

Supplemental disclosures of cash flow information:
Interest paid	$1,529	$250	$436
Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowances	$1,006	$8,856	$—
Acquisition of equipment under capital leases	$198	$—	$—
Capitalized building restoration costs	$383	$346	$—
Reclassification of warrant fair value	$(2,078)	$2,078	$—

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

Nuvelo is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes three acute cardiovascular programs, alfimeprase, rNAPc2 and NU172, as well as two main oncology programs, rNAPc2 and NU206. In December 2006, as a result of the failure of the first trial in each of the two Phase 3 programs for alfimeprase to meet their primary endpoints, the Company suspended enrollment in the second trial in each of these programs, pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with the Company’s partner for this program, Bayer HealthCare AG (Bayer).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (GAAP). Certain prior period items have been reclassified to conform to the current year presentation, including the current and non-current portions of deferred rent and deferred revenue, and collaboration receivables. Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in evaluating whether alternative future use exists for materials and equipment acquired for use in research and development, in estimating goodwill and long-lived asset impairment, facility exit costs, clinical trial accruals, stock-based compensation and in determining revenue recognition.

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

The Company currently relies on Avecia Ltd. as a sole source for the manufacture of alfimeprase bulk drug substance and Baxter Pharmaceutical Solutions LLC (Baxter) as a sole source for its conversion into final drug product. If Avecia and Baxter are unable to produce alfimeprase in the quantities and with the quality required, if and when it is needed, the Company could incur significant additional expenses and efforts to complete clinical trials under this program, if trials are re-initiated. Additionally, the Company has no long-term supply agreements in place for the manufacture of rNAPc2, NU206 or NU172.

Cash Equivalents and Short-term Investments

Cash equivalents consist of money market funds and debt securities with maturities of 90 days or less at the time of purchase. The Company considers its investments in marketable debt securities, which consist of U.S. government agency and corporate debt and asset-backed securities, as available for use in current operations. Accordingly, the Company has classified these investments as short-term, even though the stated maturity date may be more than one year from the current balance sheet date. The Company invests its excess cash in securities with strong ratings and has established guidelines relative to diversification and their maturity with the objective of maintaining safety of principal and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company classifies all cash equivalents and short-term investments as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and records investments at fair value, based on quoted market prices. Unrealized holding gains and losses on available-for-sale securities, net of any tax effect, are excluded from earnings and are reported in accumulated other comprehensive gain (loss), a separate component of stockholders’ equity, until realized. The specific identification method is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. Realized gains and losses and declines in value judged to be other than temporary are included in interest income in the statements of operations.

Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software are recorded at cost. Equipment under capital leases is recorded at the lower of the net present value of the minimum lease payments required over the term of the lease or the fair value of the assets at the inception of the lease. Additions, renewals and betterments that significantly extend the life of an asset are capitalized. Minor replacements, maintenance, and repairs are charged to operations as incurred. Equipment is depreciated over the estimated useful lives of the related assets, ranging from three to five years, using the straight-line method. Equipment under capital leases and leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease, using the straight-line method. Leasehold improvements made during the lease term are amortized over a maximum of the remaining term of the lease. Software is amortized over the shorter of the estimated useful life or two years, using the straight-line method. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statements of operations.

Exit and Disposal Activities

The Company records costs and liabilities associated with exit and disposal activities, as defined in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), at fair value in the period the liability is incurred. SFAS 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. In periods subsequent to initial measurement, changes to a liability resulting from changes in sublease assumptions due to evolving market conditions are measured using the same credit-adjusted risk-free rate that was applied in the initial period.

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

Goodwill

The Company applied the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), upon the completion of the merger with Variagenics in January 2003. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144.

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

The Company has designated October 31 as the annual impairment testing date for goodwill, although additional testing may be performed if circumstances warrant a re-evaluation. If it is determined that the carrying value of goodwill has been impaired, the value would be reduced by a charge to operations in the amount of the impairment. There was assessed to be no goodwill impairment based on the testing performed on October 31, 2006, and again following an additional test performed on December 31, 2006.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. In situations where the Company has no continuing performance obligations, or the continuing obligations are perfunctory or inconsequential, up-front non-refundable fees are recognized as revenues on the effective date of the related agreement. Up-front non-refundable licensing fees that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as revenue ratably over the performance period.

The Company evaluates revenue from agreements entered into after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). To recognize revenue for a delivered item in a multiple element arrangement, EITF 00-21 requires that the delivered items have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery of any undelivered items is probable and within the Company’s control of delivered items have a general right of return.

Clinical Trial and Drug Manufacturing Expenses

Costs related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through communications with the CROs and other vendors, including detailed invoices and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Certain significant vendors may also provide an estimate of costs incurred but not invoiced on a periodic basis. Expenses related to the CROs and clinical study sites are primarily based on patient enrollment or progress made against specified milestones or targets in each period.

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), the Company capitalizes clinical trial drug manufacturing costs as “clinical trial supplies,” a current asset on the balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied. The Company recognizes clinical trial drug manufacturing expense when completed drug material is shipped from the manufacturing or storage facility for use in a clinical trial or for testing, or is otherwise consumed. On a quarterly basis, the Company evaluates whether there continues to be alternative future use for any capitalized drug material, and if the material is obsolete or in excess of anticipated requirements. Any capitalized drug material will be written off to research and development expense in the quarter in which there ceases to exist an alternative future use, or if the material is obsolete or in excess of anticipated requirements. In the fourth quarter of 2005, a non-cash charge of $2.0 million, or $0.05 per share, was recorded to research and development expense for material in excess of anticipated requirements.

In December 2006, as a result of the failure of the first trial in each of two Phase 3 programs for alfimeprase to meet their primary endpoints, the Company suspended enrollment in the second trial in each of these programs, pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with the Company’s partner, Bayer. Due to the increased uncertainty over the future of this drug program, management reassessed the probability of alternative future use of previously capitalized alfimeprase clinical trial supplies and determined that they no longer met the criteria for capitalization under SFAS 2, which represents a change in accounting estimate. Accordingly, in December 2006, a $19.0 million charge was recorded related to alfimeprase clinical trial supplies, and an additional $2.2 million was charged in relation to other drug programs as a result of a similar review. The total charge of $21.2 million, or $0.41 per share, is included in research and development expenses in the statement of operations.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123(R), employee stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of estimated forfeitures. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company has elected to adopt the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods, and prior period results are not restated.

The Company has selected the Black-Scholes option–pricing model as the most appropriate fair-value method for its stock-based awards, which requires assumptions to be made for the expected term of the awards, expected volatility of the Company’s stock price, risk-free interest rates and expected dividend yields. The Company then amortizes compensation cost for awards expected to vest over the related vesting periods, generally four years for employee stock options. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the Company continues to use the graded-vested (multiple-option) method for expense attribution. Prior to January 1, 2006, option forfeitures were recognized on a pro forma basis as they occurred. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using the straight-line (single-option) method for expense attribution, estimates forfeitures based on historical data and only recognizes expense for those shares expected to vest. Adjustments to the forfeiture rate are made if actual forfeitures differ from previous estimates.

For all option grants, the Company considers historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of each option. For options granted prior to January 1, 2006 and valued in accordance with SFAS 123, the expected volatility was based solely on the historical volatility of the Company’s common stock. For options granted after January 1, 2006 and valued in accordance with SFAS 123(R), the Company is using a combination of historic and implied volatility of the Company’s common stock to derive expected volatility. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on the Company’s historic and expected dividend payouts. The Company accounts for modifications of the terms of an award that make the award more valuable as an exchange of the original award for a new award. The incremental value associated with the modification is measured as the difference between the fair value of the modified option determined in accordance with the provisions of SFAS 123(R) and the value of the old option immediately before its terms are modified.

The Company accounts for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date until vested, in compliance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company is using the straight line method in order to expense the value associated with any non-employee awards.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2006	2005	2004
Assumptions:
Expected term	5.3 years	5.6 years	5.4 years
Expected volatility	0.61	0.71	0.94
Risk-free interest rate	4.87%	4.11%	3.68%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$9.51	$5.58	$7.17

The fair values of purchase rights granted under the Company’s ESPP during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2006	2005	2004
Assumptions:
Expected term	0.25 years	0.25 years	1.0 years
Expected volatility	0.45	0.34	0.53
Risk-free interest rate	4.86%	3.95%	2.75%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$4.47	$7.81	$9.77

Income Taxes

Income taxes are accounted for under the liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.

Foreign Currency Transactions and Contracts

The Company has authorized the use of foreign exchange forward contracts to mitigate the currency risk associated with the acquisition of goods and services under agreements with vendors that are denominated in a foreign currency. Qualifying contracts for anticipated transactions are designated and documented as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), at hedge inception and are evaluated for effectiveness at least quarterly. The Company only hedges exposures that can be confidently identified and quantified, and does not enter into speculative foreign currency transactions. All contracts have maturities of one year or less. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. The effective component of the hedge gains and losses are recorded in other comprehensive gain (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded in the statement of operations. Any residual changes in the fair value of the hedge contracts, such as for ineffectiveness or time value excluded from effectiveness testing, are recognized immediately as a general and administrative expense.

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. In 2006, 2005 and 2004, outstanding options and warrants for 9,188,968, 8,800,208 and 6,283,461 shares of common stock, respectively, as determined using the treasury stock method, were not included in weighted average shares outstanding, as they were anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of the implementation of SFAS 157 on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for Nuvelo as of January 1, 2007. Any differences between the amounts recognized in the balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is evaluating the potential impact of the implementation of FIN 48 on its financial position and results of operations.

2.    Stock-based Compensation

Stock Plans

In May 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan) to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan has since been amended, including amendments in May 2006 to increase the number of shares available for issuance under the plan by 4,700,000 shares and to remove the share reserve “recycling” features from the Plan such that shares no longer become re-available for issuance under the 2004 Plan in certain circumstances. Under the 2004 Plan, all awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan supersedes all prior option plans (detailed below), and no new awards will be granted under the prior plans. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under the prior plans and remaining for grant are now reserved for issuance under the 2004 Plan. Additionally, shares outstanding under the prior plans that are subject to options that expire or otherwise are forfeited become reserved for issuance under the 2004 Plan. For stock options, the 2004 Plan requires that the exercise price of each option may not be less than the fair market value of a share of common stock on the date of grant, and in the case of incentive stock options granted to an owner of more than 10% of the total combined voting power of all classes of the Company’s stock (10% Owners), must have an exercise price equal to at least 110% of the fair market value on the date of grant. The maximum term of any option granted under the 2004 Plan is ten years, provided that incentive stock options granted to 10% Owners must have a term not exceeding five years. Options granted to employees generally vest over a four-year period and expire after ten years if not exercised. As of December 31, 2006, options to purchase 6,588,456 shares were outstanding under the 2004 Plan and 2,547,338 shares were reserved for future option grants.

In 1995, the Company’s stockholders adopted the 1995 Employee Stock Option Plan (Employee Plan). Options granted under the Employee Plan were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of not less than fair market value and non-statutory options were granted to employees at exercise prices of not less than par value of the common stock on the date of grant as determined by the Board of Directors. Options vest as determined by the Board of Directors (generally in four equal annual installments commencing one year after the date of grant), and expire ten years from the date of grant. As of December 31, 2006, options to purchase 313,497 shares were outstanding under the Employee Plan.

In 1997, the Company’s stockholders adopted the Non-Employee Director Stock Option Plan (Directors Plan), which provided for periodic stock option grants to non-employee directors of the Company. Options under the Directors Plan, as amended, were granted at the fair market value of the Company’s common stock on the date of the grant, with appointment grants vesting 50% one year after the grant date and 50% two years after the grant date and annual grants vesting fully on the date of grant. As of December 31, 2006, options to purchase 56,768 shares were outstanding under the Directors Plan.

In 1999, the Company adopted a Scientific Advisory Board/Consultants Stock Option Plan (SAB/Consultant Plan) that provided for periodic grants of non-qualified stock options to members of the Company’s scientific advisory board and allowed the Board of Directors to approve grants of stock options to consultants. As of December 31, 2006, options to purchase 1,666 shares were outstanding under the SAB/Consultant Plan.

In 2002, the Company adopted the 2002 Equity Incentive Plan (2002 Plan) to grant stock options or make restricted stock awards to employees (including officers or employee directors) and consultants. The 2002 Plan authorized the grant of incentive stock options and restricted stock awards to employees and of non-qualified stock options and restricted stock awards to employees and consultants. The 2002 Plan required that the exercise price of options be not less than the fair value of the common shares at the grant date for those options intended to qualify as performance-based compensation and be not less than 110% of the fair value in the case of incentive stock options granted to 10% Owners. Options generally vest over a four-year period and are exercisable in installments beginning one year after the grant date and expire after ten years if not exercised. As of December 31, 2006, options to purchase 227,719 shares were outstanding under the 2002 Plan.

In February 2000, a former director of the Company was granted an option outside of any of the Company’s stock option plans to purchase 333,333 shares of common stock at $95.06 per share, and in August 2001, was granted a further option to purchase 333,333 shares of common stock at $25.91 per share. In 2001, five employee officers were granted options outside of any option plan to purchase a total of 422,720 shares at prices between $29.87 and $37.69 per share. As of December 31, 2006, 773,539 options granted outside of any of the Company’s stock option plans were outstanding.

The Directors Plan, the Employee Plan, the 2002 Plan, the 2004 Plan and the options granted outside of the Company’s stock option plans to the former director to purchase 666,666 shares (as described above) provide for the acceleration of vesting of options upon certain specified events.

In December 2004, the Company’s Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for executive officers and other eligible employees, which was amended and restated in May 2005. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted previously. The plan provides that, upon a change in control of the Company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding a change in control. In addition, if a participant is terminated without cause or constructively terminated outside the context of change in control, he or she shall be immediately credited with an additional year of vesting with respect to Nuvelo stock options and stock awards held. If a change in control occurs in the future, it is possible that material additional stock-based compensation expense could be incurred.

Under the Company’s employee stock purchase plan (ESPP), eligible employees may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first or last business day of each three-month period. As of December 31, 2006, there were 184,781 shares available for issuance under the ESPP.

Stock-based Compensation — Stock Options and ESPP

Stock-based compensation expense related to employee stock options and ESPP purchase rights was $11.2 million for the year ended December 31, 2006, of which $4.6 million was recorded to research and development expense and $6.6 million was recorded to general and administrative expense. Stock-based compensation expense related to non-employees was negligible in 2006, 2005 and 2004.

As a result of adopting SFAS 123(R), the Company’s net loss for 2006 was $11.1 million higher than if it had continued to account for employee stock-based compensation under APB 25, as it did in prior years. Basic and diluted net loss per share for 2006 was $0.22 higher than it would have been if SFAS 123(R) had not been adopted. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost, as a result of the full valuation allowance on its net deferred tax assets.

A summary of the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004, and related information as of December 31, 2006, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Options Outstanding at December 31, 2003	2,680,170	$26.52
Granted	2,773,980	9.76
Exercised	(234,534)	3.79
Forfeited or expired	(452,947)	17.23

Options Outstanding at December 31, 2004	4,766,669	18.77
Granted	3,232,000	8.69
Exercised	(243,065)	5.34
Forfeited or expired	(742,081)	13.76

Options Outstanding at December 31, 2005	7,013,523	15.11
Granted	2,227,200	16.49
Exercised	(884,671)	8.24
Forfeited or expired	(394,407)	13.33

Balances at December 31, 2006:
Options outstanding	7,961,645	$16.35	7.88	$23
Options vested or expected to vest	7,081,770	$16.75	7.77	$23
Options exercisable	3,629,540	$20.87	6.79	$22

The Company granted 2,227,200 options with a total estimated fair value of $21.1 million in 2006, including grants to non-employees. The total intrinsic value of options exercised was $8.8 million, $0.8 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
		(In years)
$ 2.34 – $ 7.18	815,670	7.28	$6.17	607,747	$6.01
7.46 – 8.86	566,405	8.29	8.38	220,970	8.41
8.87 – 9.17	1,400,457	8.56	9.16	435,999	9.16
9.21 – 9.82	988,743	7.81	9.64	656,531	9.63
9.83 – 10.18	986,698	7.58	10.07	514,674	10.07
10.19 – 16.67	588,787	8.83	14.51	189,149	12.88
16.73 – 16.73	887,110	9.58	16.74	71,595	16.74
16.74 – 20.33	798,766	9.44	17.15	3,866	17.87
21.53 – 95.06	921,343	3.97	54.20	921,343	54.20
97.13 – 285.56	7,666	3.52	141.64	7,666	141.64

	7,961,645	7.88	$16.35	3,629,540	$20.87

There were 2,854,933 and 2,074,802 options exercisable as of December 31, 2005 and 2004, respectively, at weighted average exercise prices of $24.05 and $30.10, respectively.

The fair value of options vested was $11.5 million, $9.1 million and $7.8 million as of December 31, 2006, 2005 and 2004, respectively. The unamortized compensation expense related to unvested options as of December 31, 2006, excluding estimated forfeitures, was $25.2 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.43 years.

The following table illustrates the pro forma effect under SFAS 123, of options and ESPP purchase rights granted, on the Company’s net loss and net loss per share, net of related tax effects (in thousands, except for per share data):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(71,611)	$(52,489)
Add: Stock-based employee compensation expense included in reported net loss	394	152
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(10,899)	(7,843)

Pro forma net loss	$(82,116)	$(60,180)

Basic and diluted loss per share:
Total basic and diluted net loss per share, as reported	$(1.73)	$(1.70)
Pro forma basic and diluted net loss per share	$(1.99)	$(1.95)

3.    Sale of Callida Segment

On December 3, 2004, the Company sold its subsidiary, Callida Genomics, Inc. (Callida), to SBH Genomics, Inc., a privately held Delaware corporation. This transaction was part of the Company’s strategy to monetize assets outside of its core business. Prior to the sale, the Company owned approximately 90% of Callida’s issued and outstanding capital stock. Affymetrix, Inc., a minority stockholder in Callida, also sold its Callida shares to SBH Genomics as part of the same negotiated transaction. SBH Genomics is controlled by Radoje and Snezana Drmanac, who were employees of Callida prior to the sale. Radoje Drmanac was also an officer and director of Callida.

The Company and Affymetrix sold the Callida stock in exchange for convertible promissory notes in the principal amount of $1.0 million, being $0.9 million for the Company, and $0.1 million for Affymetrix, and potential additional earn-out payments as described below. The notes are convertible into SBH Genomics’ preferred shares if SBH Genomics raises at least $2.0 million in venture capital financing within four years after the date of the closing. This preferred stock will be converted at the same price per share at which it is sold to the venture capital investors and will be granted the same rights and preferences as those provided to the venture capital investors. If SBH Genomics fails to raise at least $2.0 million in venture capital financing within this period, the notes will become due and payable. No interest or principal were payable on the notes for the two years through December 3, 2006. Simple interest of prime plus 1% per annum will be payable in the third and fourth years on a quarterly basis. Prime will be set as of the second anniversary of the sale and adjusted on the third anniversary. The patents and patent applications owned by Callida are collateral for the notes. As additional consideration for the sale of Callida to SBH Genomics, SBH Genomics will make earn-out payments equal to 2.5% of its net annual revenues in excess of $5.0 million from the sale of, or license under, certain Callida patents for a period of 10 years. The earn-out will be split in the same ratio as the original ownership of Callida by the two entities.

The sale of Callida’s net assets resulted in a net non-cash charge to earnings of approximately $1.1 million, representing the carrying value of Callida’s assets and liabilities at the time of sale. The value of the $0.9 million convertible promissory note received from SBH Genomics was assessed to be zero, due to the improbability of any collection. Any interest income will be credited to income in the period received. In addition, various cash and non-cash charges of $0.5 million were associated with the sale. The sale of the Callida business segment meets the criteria for presentation as a discontinued operation under the provisions of SFAS 144. Therefore, the historical results of operations of Callida for all periods presented and the charges related to the disposal are reported under discontinued operations.

4.    Facility Exit Costs

The Company currently has a lease commitment for an approximately 139,000 sq.ft building at 985 Almanor Avenue, Sunnyvale, California, which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, California. Through December 2006, the Company retained the Sunnyvale facility as a storage location. In December 2006, the Company approved a plan to exit the facility at 985 Almanor Avenue, and restore the building for potential sublease. On December 31, 2006, the facility was exited and the Company recorded a $21.1 million charge under SFAS 146 to reflect the $26.6 million estimated present value of future lease-related payments less estimated net income from sublease rental, offset by the $5.5 million reduction in the balance of deferred rent related to the facility as of this date. The future lease-related payments will be made periodically until the lease expires, with none of these costs having been paid as of December 31, 2006. These amounts represent the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. The Company re-evaluates its estimates and assumptions on a quarterly basis. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facility exit cost liabilities may be necessary in future periods based upon then current actual events and circumstances. In addition to the $21.1 million charge, an impairment charge of $3.4 million was recorded on December 31, 2006 to reflect the excess of the carrying value of leasehold improvements for this facility over their estimated fair value, which was assessed to be zero, as they are not expected to provide any future economic benefit to the Company. Both charges are included in the statement of operations under the caption “Facility exit costs.”

5.    Financial Instruments

Available-for-sale Investments

The cost and fair value of the Company’s available-for-sale investments as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$14,229	$—	$—	$14,229
U.S. government agencies	26,228	9	—	26,237
Corporate debt securities	100,873	10	(12)	100,871
Asset-backed securities	4,678	—	(2)	4,676

	$146,008	$19	$(14)	$146,013

Reported as:
Cash equivalents				$53,222
Short-term investments				92,791

				$146,013

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,639	$—	$—	$12,639
U.S. government agencies	14,269	1	(21)	14,249
Corporate debt securities	32,805	4	(26)	32,783
Asset-backed securities	5,319	—	(11)	5,308

	$65,032	$5	$(58)	$64,979

Reported as:
Cash equivalents				$32,407
Short-term investments				32,572

				$64,979

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$146,008	$146,013	$65,032	$64,979

The following is a summary of available-for-sale investments with unrealized losses and their related fair value by the period of time each investment has been in an unrealized loss position (in thousands):

	December 31, 2006		December 31, 2005
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Unrealized loss position for less than one year	$14	$33,005	$58	$30,022

Due to the short maturities of investments, the type and quality of security held, the relatively small size of unrealized losses compared to fair value, the short duration of such unrealized losses, and the Company’s intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value, the Company believes these unrealized losses to be temporary in nature.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash, cash equivalents and accrued liabilities, approximate fair value due to the short maturities of these instruments. The carrying amount of the Company’s debt instruments approximate fair value as their fixed interest rates approximate current market lending rates offered for similar debt instruments by the Company’s current banking institution. The carrying amount of the Company’s foreign exchange forward contracts approximate fair value as they are calculated based on quoted market prices.

6.    Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software, net, consist of the following (in thousands):

	December 31,
	2006	2005
Machinery, equipment and furniture	$6,345	$7,847
Computers and software	4,397	6,009
Leasehold improvements	10,458	15,759

	21,200	29,615
Accumulated depreciation and amortization	(9,222)	(14,450)

Equipment, leasehold improvements and software, net	$11,978	$15,165

Depreciation expense, including expense from discontinued operations, totaled $3.2 million, $2.7 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.    Goodwill

On January 31, 2003, the Company merged with Variagenics, Inc., a publicly traded company incorporated in Delaware. As a result of the merger, Variagenics’ shareholders received approximately 13.2 million shares of the Company’s common stock, at a purchase price of $48.6 million, net of transaction costs of $1.6 million. The gross purchase price of $50.2 million exceeded the fair value of net assets acquired of $45.5 million, resulting in goodwill of $4.7 million reported in the Company’s balance sheet. The Company evaluates its goodwill for impairment on an annual basis under the guidance of SFAS 142. There were no changes in the carrying value of goodwill in the years ended December 31, 2006, 2005 and 2004.

8.    Borrowing Arrangements

On May 31, 2006, the Company repaid the $4.0 million promissory note held by Affymetrix, Inc. in cash, as well as accrued interest of $1.4 million as of this date.

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements with which the Company was in compliance as of December 31, 2006. Proceeds may be used solely for working capital or other general business needs.

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

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006, and in August 2006, the Loan Agreement was amended to extend the revolving credit line facility through August 28, 2007. As of December 31, 2006, the Company has yet to draw down any of the funds available under this facility. Of the $8.0 million total line, $6.0 million is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB (see Note 13), and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, being 8.25% as of December 31, 2006, and would cause replacement collateral to be required for the items above.

Aggregate debt repayments for the next five years under long-term borrowings as of December 31, 2006 are as follows (in thousands):

	2007	2008	2009	2010	2011
Bank loans	$1,367	$125	$—	$—	$—
Related party line of credit (Note 15)	2,292	—	—	—	—

Aggregate debt repayments	$3,659	$125	$—	$—	$—

9.    Commitments and Contingencies

In January 2005, the Company entered into a seven-year facility lease agreement for 61,826 square feet of space at 201 Industrial Road in San Carlos, California, at $2.35 per square foot per month, subject to annual increases of $0.07 per square foot per month. The Company uses this facility for its headquarters. The lease term commenced on September 1, 2005, and the lease contains an option to cancel after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years, each at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. The lease contains a tenant improvement allowance of $8.9 million, which was fully utilized in 2005, and has been recorded to leasehold improvements and deferred rent, with the respective balances being charged to depreciation and credited to rent expense over the lease term. The rent expense for the lease on the San Carlos facility is being recognized as expense on a straight-line basis. In March 2006, the lease on this property was amended to provide for the exercise of the Company’s expansion option over 7,624 square feet of rentable space. The amendment allows for a tenant improvement allowance of $1.0 million, which was fully utilized in 2006, and the related lease rental payments commenced in August 2006.

The Company also has a lease commitment for an approximately 139,000 sq.ft. building at 985 Almanor Avenue in Sunnyvale, California, which expires on May 30, 2011. Under the terms of this lease, as amended, if the Company raises $75.0 million or more in cash as a result of a single public or private equity offering, a portion of the remaining lease payments equal to the lesser of (i) 10% of any amount raised in excess of $75.0 million, or (ii) the remaining outstanding rent deferrals as specified in the lease, or amendments thereto, becomes payable upon closing of the equity offering. In February 2006, as a result of a public offering (see Note 10), the Company paid the landlord $3.7 million of the outstanding rent deferrals under this provision of the lease. As of December 31, 2006, the remaining outstanding rent deferrals totaled $3.5 million. The Company also has a letter of credit related to this lease in the amount of $6.0 million (see Note 8). In December 2006, the Company ceased use of this facility, as it was no longer required for the Company’s business (see Note 4).

As of December 31, 2006, minimum future rental commitments under non-cancelable operating leases for both of these facilities are as follows (in thousands):

Years Ending December 31,
2007	$9,528
2008	9,745
2009	8,328
2010	8,628
2011	4,979
2012 and thereafter	1,539

Minimum rental commitments	$42,747

Rent expense, including expense from discontinued operations, was $7.2 million, $6.9 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004 respectively.

10.    Stockholders’ Equity

Preferred Stock

Since reincorporation as a Delaware corporation on March 25, 2004, the Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued. As of December 31, 2006 and 2005, there were no issued and outstanding shares of preferred stock.

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

The adoption of the rights plan makes it more difficult for a third party to acquire control of the Company without the approval of the Board of Directors. This rights agreement was amended in March 2004 to reflect the Company’s reincorporation under Delaware law.

Common Stock

In February 2006, the Company raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of common stock, including 975,000 shares related to the exercise of an over-allotment option granted to the underwriters, at a public offering price of $16.00 per share. The Company intends to use the net proceeds from this offering for general corporate purposes, including the advancement of drug candidates in clinical trials, capital spending and working capital.

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an eight-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50 or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, which occurred in October 2005, and to maintain its effectiveness. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility.

Warrants

As of December 31, 2006, warrants to purchase 1,227,323 shares of common stock were outstanding and exercisable at exercise prices ranging from $4.05 to $24.87, with a weighted average exercise price per share of $16.98. These warrants, which were granted as part of various financing and business agreements, expire at various times between April 2007 and February 2011. Warrants are recorded at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model.

The fair value of the warrant issued to Kingsbridge on the date of grant of $2.1 million, being $5.94 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being to other current liabilities in the balance sheet due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge as a result of this agreement during a period in which Nuvelo fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e. a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of Nuvelo, in shares of the Company’s common stock in the event of a trading blackout. Through September 30, 2006, the current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. As of December 31, 2005 and September 30, 2006, the fair value of the warrant recorded in the Company’s balance sheet was $1.5 million and $4.3 million, with $0.6 million and $2.8 million having been credited and charged to expense in 2005 and 2006, respectively. On October 1, 2006, the Company early adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment to be not probable, and therefore does not need to recognize a liability for such obligations. Accordingly, on October 1, 2006, a cumulative-effect adjustment of $2.2 million was recorded in the statement of operations to reflect the difference between the initial fair value of this warrant and its fair value as of this date, and the initial fair value of the warrant of $2.1 million was reclassified from other current liabilities to additional paid-in capital in the balance sheet.

11.    Accumulated Other Comprehensive Gain (Loss)

The components of accumulated other comprehensive gain (loss) for each period presented, net of any related tax effects, are as follows (in thousands):

	December 31,
	2006	2005
Unrealized gain (loss) on hedging instruments	$6	$(197)
Unrealized gain (loss) on available-for-sale securities	4	(53)

Accumulated other comprehensive gain (loss)	$10	$(250)

12.    Collaborative Agreements

Bayer

In January 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare AG (Bayer) for the development and commercialization of alfimeprase internationally. In December 2006, all clinical trials for alfimeprase were suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with Bayer. Under this agreement, Bayer has the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, will pay tiered royalties on net sales of alfimeprase, if any, ranging from a minimum of 15 percent to a maximum of 37.5 percent. Nuvelo retains all commercialization rights and profits from any alfimeprase sales in the United States. The Company received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement, and is eligible to receive up to an additional $335.0 million in milestone payments, including, $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. The $50.0 million up-front cash payment was deferred upon receipt and is being recognized as revenue on a straight-line basis over the performance period under the agreement, estimated to be through September 2020. Under the terms of the agreement, Bayer has the right to terminate the collaboration at its option upon 12 months notice. Nuvelo is responsible for 60 percent of any costs for global development programs associated with alfimeprase and solely bears the expense of any country-specific alfimeprase clinical trials conducted where the country-specific clinical trials are not part of the agreed global development program. Under the license agreement entered into in October 2004, Nuvelo will continue to bear sole responsibility for milestone payments and royalties owed to Amgen Inc. For 2006, a total of $28.9 million was billed to Bayer for Nuvelo’s alfimeprase-related global development spending as a result of this cost-sharing arrangement and has been recorded as an offset to research and development expense in the statement of operations.

Amgen

In October 2004, Nuvelo obtained worldwide rights to develop and commercialize alfimeprase from Amgen, in exchange for the future payment to Amgen of previously negotiated milestone payments and royalties. In accordance with the terms of the license agreement, Amgen transferred the technology necessary for the manufacture of alfimeprase bulk drug substance to Nuvelo’s designated manufacturer, Avecia. Between January 2002 and October 2004, Nuvelo had been operating under a 50/50 cost/profit sharing collaboration agreement with Amgen, and recorded related expenses of $6.7 million in 2004. In connection with the termination of this agreement, the Company entered into an opt-out, termination, settlement and release agreement with Amgen, whereby the Company made a payment of $8.5 million to Amgen, of which $8.3 million was related to the remaining reimbursement of its manufacturing costs incurred under the agreement. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005, Nuvelo paid a $5.0 million milestone fee to Amgen in May 2005, which was charged to research and development expense. Future milestone payments under the license agreement could total as much as $35.0 million.

Dendreon

Nuvelo obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into in February 2004. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) in 2004, which was recorded as a research and development expense. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. If rNAPc2 is commercialized, Nuvelo will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

Archemix

In July 2006, Nuvelo entered into a new collaboration agreement with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, which replaces the former 50/50 collaboration agreement signed in January 2004. Under the new agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. Nuvelo made an upfront license fee payment to Archemix of $4.0 million in August 2006, which is included in research and development expense, and is also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Upon signing of this new collaboration agreement, the parties agreed to dismiss the arbitration proceedings related to the original agreement initiated by Archemix in March 2006.

In accordance with the terms of the original collaboration agreement, Nuvelo paid Archemix an upfront fee of $3.0 million in January 2004, which was recorded as a research and development expense, and paid the first $4.0 million of costs associated with development, with development and commercialization costs in excess of $4.0 million being equally shared.

Pharmaceutical Division of Kirin Brewery Company, Ltd.

In March 2005, Nuvelo entered into a collaboration agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin) for the development and commercialization of NU206. In accordance with the terms of this agreement, the Company received a $2.0 million upfront cash payment from Kirin in April 2005, which was deferred and is being recognized on a straight-line basis over the related performance period. Nuvelo leads worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by Nuvelo and 40 percent by Kirin. If this agreement is terminated, or Kirin or Nuvelo elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Affymetrix

In October 2001, the Company and Affymetrix Inc. resolved all outstanding litigation and entered into a collaboration to accelerate development and commercialization of a high speed universal DNA sequencing chip. This collaboration with Affymetrix was through N-Mer, Inc., a wholly-owned subsidiary of Callida, which in turn was a majority-owned subsidiary of the Company until its sale on December 3, 2004. The Company contributed cash and certain assets consisting primarily of equipment, software, and intellectual property to Callida upon its formation in exchange for a 90% interest in Callida. Affymetrix received a 10% equity interest in Callida in exchange for a contribution of certain intellectual property to Callida. The Company accounted for the Affymetrix 10% ownership share as minority interest in Callida in the statement of operations until Affymetrix’ initial minority interest investment was depleted. Beyond that point, which occurred in 2002, the Company absorbed 100% of Callida’s net losses until December 3, 2004, when the Company and Affymetrix sold all Callida stock respectively owned (see Note 3).

At the close of the settlement, Affymetrix made a loan to the Company of $4.0 million in the form of a five-year promissory note bearing annual interest of 7.5%, which was repaid in May 2006. The cash payment consisted of $4.0 million for the principal and $1.4 million for the full amount of accrued interest through the date of the payment.

13.    Foreign Currency Derivatives

In June 2005, the Company entered into a development and validation agreement with Avecia under which Nuvelo’s payments to Avecia are denominated in British pounds. In order to reduce exposure to fluctuations in the British pound prior to any payment made under this contract, the Company has entered into a number of foreign currency forward hedging contracts, all maturing or having matured within one year, and all being designated as cash flow hedges under SFAS 133. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. At hedge inception, critical terms in the derivative contract that may not precisely match the contract over its life are evaluated for effectiveness using regression analysis. Ongoing effectiveness is calculated by affirming the probability of the transaction and comparing, on a spot-to-spot basis, the change in fair value of the hedge contract to the change in fair value of the forecasted transaction (the underlying hedged item). The effective component of hedge gains and losses is recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself is recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing, is recognized immediately as a general and administrative expense. In 2005 and 2006, insignificant amounts were recorded to general and administrative expense associated with the time value excluded from effectiveness testing. Should a hedge be de-designated or the hedge instrument terminated prior to recognition of the forecasted transaction, amounts accumulated in other comprehensive income (loss) will remain there until the hedged item impacts earnings. In the event the forecasted transaction is considered unlikely to occur, or does not occur in the appropriate time frame, all gains and losses on the related hedge will be recognized immediately as a general and administrative expense.

As of December 31, 2006, the Company had notional amounts outstanding of £2.2 million ($4.4 million) on these contracts and the outstanding contracts were in a fair value gain position of $6,000, which is recorded in other current assets in the balance sheet. The following table summarizes the activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the periods presented (in thousands):

	Year Ended December 31,
	2006	2005
Balance at beginning of year	$(197)	$—
Increase (decrease) in fair value of derivatives, net	971	(191)
Reclassifications to research and development expense from accumulated other comprehensive gain (loss)	(768)	(6)

Balance at end of year	$6	$(197)

All unrealized gains (losses) reported in accumulated other comprehensive income (loss) as of December 31, 2006 are expected to be reclassified to the statement of operations within 12 months.

14.    Income Taxes

The Company had no current state or federal income taxes for the years ended December 31, 2006, 2005, and 2004. The reconciliations between the amounts computed by applying the U.S. federal statutory tax rate of 34% to loss from continuing operations and the actual provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Loss from continuing operations	$(132,777)	$(71,611)	$(48,942)

Federal tax benefit at statutory rate	$(45,144)	$(24,348)	$(16,640)
Current year net operating losses and temporary differences, for which a full valuation allowance is recorded	45,229	24,556	16,655
State taxes, net of federal benefit	1	3	16
Other permanent differences	(86)	(211)	(31)

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2006	2005	2004
Deferred tax assets:
Property and equipment	$4,707	$2,337	$3,843
Accruals and reserves	10,772	4,741	4,361
Net operating loss carryforwards	167,270	136,814	110,093
Research and other tax credit carryforwards	25,680	23,469	18,065
Capital loss carryforward — discontinued operations	3,152	3,152	3,152
Capitalized research and development costs	12,313	9,002	6,858
Stock-based compensation	4,215	3,492	3,485
Other	9,537	792	—
State taxes	1	1	8

Total deferred tax assets	237,647	183,800	149,865
Valuation allowance	(237,647)	(183,800)	(149,865)

Deferred tax assets, net of valuation allowance	$—	$—	$—

Deferred tax assets are reduced by a valuation allowance, as management believes that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $53.8 million, $33.9 million and $20.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $471.7 million and $118.1 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $13.4 million and $11.4 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2026, if not utilized. The State of California net operating losses will expire at various dates beginning in 2007 through 2016, if not utilized.

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

Approximately $16.4 million of the federal net operating losses and $9.1 million of the state net operating losses relate to deductions from stock-based compensation. No income statement benefit will result from the realization of these losses.

The tax benefit of approximately $5.0 million in deferred tax assets related to the merger with Variagenics will be treated as a reduction to goodwill and other intangible assets under the provisions of SFAS 109 when realized.

15.    Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s Board of Directors and current chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of December 31, 2006, the remaining principal and accrued interest to date totaled $4.5 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash or upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending two days prior to the conversion or, if in connection with an equity financing, at the offering price. As of December 31, 2006, 437,379 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

16.    Segment and Revenue Concentration Data

Segment data

The Company is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company has only one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the consolidated financial statements. The reportable segment reflects the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development.

Revenue Concentration Data

Revenues from collaborative agreements or other sources representing 10% or more of total revenues in each period were as follows:

	Year Ended December 31,
	2006	2005	2004
Source:
Bayer	87%	*	*
MTHFR technology sublicensing	*	66%	100%
Kirin	*	34%	*
* less than 10%

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

On March 24, 2006, the Company was notified that Archemix had filed with Judicial Arbitration and Mediation Services, Inc. (JAMS) a Statement of Claim requesting the initiation of an arbitration pursuant to Nuvelo’s January 12, 2004 Collaboration Agreement with Archemix. As a result of the entry into a new collaboration agreement with Archemix on July 31, 2006, the parties agreed to dismiss this arbitration proceeding, and the arbitration has now been dismissed.

18.    Subsequent Events

On February 9, 2007, Nuvelo, Inc. and certain of its former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which the Company announced on December 11, 2006, and seeks damages on behalf of purchasers of the Company’s common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that the Company misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. A second lawsuit was filed on February 16, 2007, and it is possible that other similar lawsuits will be filed. To the extent similar cases are filed, the Company expects such cases to be consolidated. The Company currently cannot determine the impact that this litigation will have on its business, results of operations or financial condition.

19.    Selected Quarterly Financial Data (Unaudited)

Summarized selected quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Contract revenues	$910	$908	$1,005	$1,065
Facility exit charges	24,460	—	—	—
Operating loss	(69,589)	(28,794)	(20,955)	(21,235)
Loss before cumulative effect of change in accounting principle	(67,560)	(26,668)	(18,898)	(19,651)
Net loss	(65,336)	(26,668)	(18,898)	(19,651)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle*	(1.27)	(0.51)	(0.36)	(0.40)
Total basic and diluted net loss per share*	(1.23)	(0.51)	(0.36)	(0.40)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Contract revenues	$183	$123	$197	$42
Facility exit charges	—	—	—	—
Operating loss	(21,895)	(18,852)	(17,439)	(14,852)
Loss before cumulative effect of change in accounting principle	(21,484)	(18,459)	(17,007)	(14,661)
Net loss	(21,484)	(18,459)	(17,007)	(14,661)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle*	(0.50)	(0.44)	(0.40)	(0.39)
Total basic and diluted net loss per share*	(0.50)	(0.44)	(0.40)	(0.39)

*	The sum of earnings per share for the four quarters may be different from the full year amount as a result of computing the quarterly and full year amounts based on the weighted average number of common shares outstanding in the respective periods.

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

Changes in Internal Control over Financial Reporting

We have recently completed our annual company-wide assessment of our internal control over financial reporting as part of the process of complying with Section 404 of the Sarbanes-Oxley Act of 2002, and as a complement to our existing overall internal control over financial reporting. As a result, we have continued to improve the design and effectiveness of our internal control over financial reporting. We anticipate that improvements and changes will continue to be made. However, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2006 based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report included on page 76.

Item 9B.	Other Information

The Company currently has a lease commitment for an approximately 139,000 sq.ft building at 985 Almanor Avenue, Sunnyvale, CA, which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, CA. Through December 2006, the Company retained the Sunnyvale facility as a storage location. On December 11, 2006, the Company approved a plan to exit the facility at 985 Almanor Avenue, and restore the building for potential sublease. On December 31, 2006, the facility was exited and the Company recorded a $21.1 million charge under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” to reflect the $26.6 million estimated present value of future lease-related payments less estimated net income from sublease rental, offset by the $5.5 million reduction in the balance of deferred rent related to the facility as of this date. The future lease-related payments will be made periodically until the lease expires. These amounts represent the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2007 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Conduct is located on our website at www.nuvelo.com in the section titled, “Investors,” under the subsection titled, “Corporate Governance.” If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we intend to disclose the nature of the amendment or waiver on our website. Information found on our website is not incorporated by reference into this report.

Item 11.	Executive Compensation

The response to this item is incorporated by reference to “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated financial statements filed as part of this Report are listed under Part II, Item 8, page 74 of this Form 10-K.

2.	No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(16)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(23)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(27)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(23)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(31)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(23)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(23)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(4)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(17)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(23)

4.6	Hyseq Promissory Note in the principal amount of $4,000,000 dated November 13, 2001.(10)

4.7	Registration Rights Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.8	Pledge and Security Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

Exhibit Number	Description
4.9	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(7)

4.10	Form of Warrant dated April 5, 2002.(13)

4.11	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.12	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(33)

4.14	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(35)

4.15	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(35)

4.16	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.17	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.18	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(1)

10.2	Patent License Agreement dated June 7, 1994 between Arch Development Corporation and Hyseq, Inc.(1)

10.3	Stock Purchase Agreement dated May 28, 1997 for Series B Convertible Preferred Stock.(1)

10.4†	Stock Option Plan, as amended.(2)

10.5†	Employee Stock Purchase Plan, as amended and restated on December 14, 2004.(36)

10.6†	Non-Employee Director Stock Option Plan, as amended.(3)

10.7	Collaboration and License Agreement dated December 10, 1999 between Hyseq, Inc. and American Cyanamid Company.(5)

10.8†	Non-Qualified Employee Stock Purchase Plan.(6)

10.9†	Scientific Advisory Board/Consultants Stock Option Plan.(6)

10.10†	Employment and Confidential Information Agreement dated January 11, 2001 between Hyseq, Inc. and Dr. Ted W. Love.(7)

10.11	Lease dated April 30, 2001 between The Irvine Company and Hyseq, Inc.(8)

10.12	Form of Registration Rights Agreement dated August 28, 2001 between Hyseq, Inc. and the investors party thereto.(9)

Exhibit Number	Description
10.13†	Stock Option Agreement dated February 1, 2000 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.14†	Stock Option Agreement dated August 21, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.15	Line of Credit Agreement dated August 6, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.16	Interference Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.17	Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.18†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(11)

10.19†	Stock Option Agreement dated September 21, 2001 between Nuvelo, Inc. and Dr. George B. Rathmann.(10)

10.20†	Form of Non-Stockholder Approved Option Agreement for Officers.(11)

10.21	Registration Rights Agreement dated April 5, 2002 between Hyseq, Inc. and the investors party thereto.(13)

10.22	Collaboration Agreement dated of January 8, 2002 between Hyseq, Inc. and Amgen Inc.(14)

10.23	Amendment No. 1 to Lease Agreement dated August 1, 2002 between Hyseq, Inc. and The Irvine Company.(15)

10.24	Form of Warrant Purchase Agreement, entered into January 8, 2002 between Hyseq, Inc. and Amgen Inc.(12)

10.25	Securities Purchase Agreement dated April 5, 2002, among Hyseq, Inc. and the investors party thereto.(13)

10.26†	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan.(18)

10.27	Guarantee by George Rathmann in favor of AMB Property, L.P. dated October 1, 2002.(19)

10.28	Amendment to Amended and Restated Line of Credit dated November 9, 2002 between Hyseq, Inc. and Dr. George B. Rathmann.(19)

10.29†	Nuvelo, Inc. 2002 Equity Incentive Plan.(20)

10.30	Second Amendment to Lease dated October 21, 2003 by and between the Irvine Company and Nuvelo, Inc.(21)

10.31	Collaboration Agreement dated January 12, 2004 between Nuvelo, Inc. and Archemix Corp.(22)

10.32	License Agreement dated February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(22)

Exhibit Number	Description
10.33	Amended and Restated Secreted Protein Development and Collaboration Agreement dated January 28, 2004 between Deltagen, Inc. and Nuvelo, Inc.(24)

10.34†	Nuvelo, Inc. 2004 Equity Incentive Plan.(41)

10.35†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.36†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.37†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(26)

10.38	Amendment No. 3 to Collaboration Agreement dated September 10, 2004 between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(26)

10.39	Loan and Security Agreement dated August 31, 2004 between Nuvelo, Inc., and Silicon Valley Bank.(26)

10.40†	Nuvelo, Inc. Executive Change in Control and Severance Benefit Plan.(28)

10.41§	Opt-Out, Termination, Settlement and Release Agreement dated October 29, 2004 between Nuvelo, Inc. and Amgen Inc.(28)

10.42§	License Agreement dated November 3, 2004 between Nuvelo, Inc. and Amgen Inc.(29)

10.43	Lease Agreement dated January 11, 2005 between Nuvelo, Inc. and BMR-201 Industrial Road LLC.(29)

10.44§	Interim Agreement dated January 21, 2005 between Nuvelo, Inc. and Avecia Limited.(29)

10.45	Letter Agreement dated March 30, 2005 between Silicon Valley Bank and Nuvelo, Inc.(30)

10.46§	Collaboration Agreement dated March 31, 2005 between Kirin Brewery Company and Nuvelo, Inc.(31)

10.47	First Amendment to Lease dated May 10, 2005 between BMR-2001 Industrial Road LLC and Nuvelo, Inc.(32)

10.48	Development and Validation Agreement dated June 30, 2005 between Avecia Limited and Nuvelo, Inc.(36)

10.49	First Amendment to Loan and Security Agreement dated July 18, 2005 between Silicon Valley Bank and Nuvelo, Inc.(34)

10.50	Common Stock Purchase Agreement dated August 4, 2005 by and between Kingsbridge Capital Limited and Nuvelo, Inc.(35)

10.51	Third Amendment to Lease dated September 15, 2005 between The Irvine Company and Nuvelo, Inc.(38)

10.52†	2006 Base Salaries for Named Executive Officers.(42)

Exhibit Number	Description
10.53	Separation agreement between Linda Fitzpatrick and Nuvelo, Inc. dated August 4, 2005.(39)

10.54†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2006 Fiscal Year.(44)

10.55†	Offer Letter dated September 7, 2004 between Nuvelo, Inc. and Dr. Michael Levy.(40)

10.56§	License and Collaboration Agreement dated January 4, 2006 between Bayer Healthcare AG and Nuvelo, Inc.(40)

10.57	Drug Product Development and Clinical Supply Agreement between Baxter Pharmaceutical Solutions LLC and Nuvelo, Inc. dated May 5, 2006.(40)

10.58§	Amended and Restated Collaboration and License Agreement dated July 31, 2006 between Nuvelo, Inc. and Archemix Corp.(43)

10.59	Second Amendment to Loan and Security Agreement dated August 29, 2006 between Silicon Valley Bank and Nuvelo, Inc.(43)

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2006.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on December 5, 1997, File No. 333-41663.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on May 20, 1998, File No. 333-53089.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on March 20, 2000, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on May 21, 2001, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K/A, filed on May 9, 2002, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on May 15, 2002, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q/A, filed on July 22, 2002, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on November 8, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on February 7, 2003, File No. 333-103055.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 31, 2003, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on September 5, 2003, File No. 333-108563.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 14, 2003, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on February 19, 2004, File No. 000-22873.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed April 4, 2005, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed May 13, 2005, File No. 000-22873.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 21, 2005, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 8, 2005, File No. 000-22873.

(37)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(38)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2005, File No. 000-22873.

(39)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2005, File No. 000-22873.

(40)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 15, 2006, File No. 000-22873.

(41)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 3, 2006, File No. 000-22873.

(42)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed August 8, 2006, File No. 000-22873.

(43)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2006, File No. 000-22873.

(44)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 2, 2007, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on February 28, 2007.

NUVELO, INC.

By:	/S/ H. WARD WOLFF
H. Ward Wolff Senior Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted W. Love and H. Ward Wolff, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc., in the capacities indicated, on February 28, 2007.

Signature	Title

/S/ TED W. LOVE Ted W. Love	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ H. WARD WOLFF H. Ward Wolff	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/S/ BARRY L. ZUBROW Barry L. Zubrow	Vice Chairman of the Board

/S/ JAMES R. GAVIN James R. Gavin	Director

/S/ MARY K. PENDERGAST Mary K. Pendergast	Director

/S/ MARK L. PERRY Mark L. Perry	Director

/S/ KIMBERLY POPOVITS Kimberly Popovits	Director

/S/ BURTON E. SOBEL Burton E. Sobel	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(16)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(23)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(27)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(23)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(31)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(23)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(23)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(4)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(17)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(23)

4.6	Hyseq Promissory Note in the principal amount of $4,000,000 dated November 13, 2001.(10)

4.7	Registration Rights Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.8	Pledge and Security Agreement between Hyseq, Inc. and Affymetrix, Inc. dated November 13, 2001.(10)

4.9	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(7)

4.10	Form of Warrant dated April 5, 2002.(13)

4.11	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.12	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(29)

4.13	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(33)

4.14	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(35)

4.15	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(35)

Exhibit Number	Description
4.16	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.17	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(37)

4.18	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(1)

10.2	Patent License Agreement dated June 7, 1994 between Arch Development Corporation and Hyseq, Inc.(1)

10.3	Stock Purchase Agreement dated May 28, 1997 for Series B Convertible Preferred Stock.(1)

10.4†	Stock Option Plan, as amended.(2)

10.5†	Employee Stock Purchase Plan, as amended and restated on December 14, 2004.(36)

10.6†	Non-Employee Director Stock Option Plan, as amended.(3)

10.7	Collaboration and License Agreement dated December 10, 1999 between Hyseq, Inc. and American Cyanamid Company.(5)

10.8†	Non-Qualified Employee Stock Purchase Plan.(6)

10.9†	Scientific Advisory Board/Consultants Stock Option Plan.(6)

10.10†	Employment and Confidential Information Agreement dated January 11, 2001 between Hyseq, Inc. and Dr. Ted W. Love.(7)

10.11	Lease dated April 30, 2001 between The Irvine Company and Hyseq, Inc.(8)

10.12	Form of Registration Rights Agreement dated August 28, 2001 between Hyseq, Inc. and the investors party thereto.(9)

10.13†	Stock Option Agreement dated February 1, 2000 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.14†	Stock Option Agreement dated August 21, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.15	Line of Credit Agreement dated August 6, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(10)

10.16	Interference Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.17	Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(10)

10.18†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(11)

10.19†	Stock Option Agreement dated September 21, 2001 between Nuvelo, Inc. and Dr. George B. Rathmann.(10)

Exhibit Number	Description
10.20†	Form of Non-Stockholder Approved Option Agreement for Officers.(11)

10.21	Registration Rights Agreement dated April 5, 2002 between Hyseq, Inc. and the investors party thereto.(13)

10.22	Collaboration Agreement dated of January 8, 2002 between Hyseq, Inc. and Amgen Inc.(14)

10.23	Amendment No. 1 to Lease Agreement dated August 1, 2002 between Hyseq, Inc. and The Irvine Company.(15)

10.24	Form of Warrant Purchase Agreement, entered into January 8, 2002 between Hyseq, Inc. and Amgen Inc.(12)

10.25	Securities Purchase Agreement dated April 5, 2002, among Hyseq, Inc. and the investors party thereto.(13)

10.26†	Variagenics, Inc. Amended 1997 Employee, Director and Consultant Stock Option Plan.(18)

10.27	Guarantee by George Rathmann in favor of AMB Property, L.P. dated October 1, 2002.(19)

10.28	Amendment to Amended and Restated Line of Credit dated November 9, 2002 between Hyseq, Inc. and Dr. George B. Rathmann.(19)

10.29†	Nuvelo, Inc. 2002 Equity Incentive Plan.(20)

10.30	Second Amendment to Lease dated October 21, 2003 by and between the Irvine Company and Nuvelo, Inc.(21)

10.31	Collaboration Agreement dated January 12, 2004 between Nuvelo, Inc. and Archemix Corp.(22)

10.32	License Agreement dated February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(22)

10.33	Amended and Restated Secreted Protein Development and Collaboration Agreement dated January 28, 2004 between Deltagen, Inc. and Nuvelo, Inc.(24)

10.34†	Nuvelo, Inc. 2004 Equity Incentive Plan.(41)

10.35†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.36†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(25)

10.37†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(26)

10.38	Amendment No. 3 to Collaboration Agreement dated September 10, 2004 between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(26)

10.39	Loan and Security Agreement dated August 31, 2004 between Nuvelo, Inc., and Silicon Valley Bank.(26)

10.40†	Nuvelo, Inc. Executive Change in Control and Severance Benefit Plan.(28)

Exhibit Number	Description
10.41§	Opt-Out, Termination, Settlement and Release Agreement dated October 29, 2004 between Nuvelo, Inc. and Amgen Inc.(28)

10.42§	License Agreement dated November 3, 2004 between Nuvelo, Inc. and Amgen Inc.(29)

10.43	Lease Agreement dated January 11, 2005 between Nuvelo, Inc. and BMR-201 Industrial Road LLC.(29)

10.44§	Interim Agreement dated January 21, 2005 between Nuvelo, Inc. and Avecia Limited.(29)

10.45	Letter Agreement dated March 30, 2005 between Silicon Valley Bank and Nuvelo, Inc.(30)

10.46§	Collaboration Agreement dated March 31, 2005 between Kirin Brewery Company and Nuvelo, Inc.(31)

10.47	First Amendment to Lease dated May 10, 2005 between BMR-2001 Industrial Road LLC and Nuvelo, Inc.(32)

10.48	Development and Validation Agreement dated June 30, 2005 between Avecia Limited and Nuvelo, Inc.(36)

10.49	First Amendment to Loan and Security Agreement dated July 18, 2005 between Silicon Valley Bank and Nuvelo, Inc.(34)

10.50	Common Stock Purchase Agreement dated August 4, 2005 by and between Kingsbridge Capital Limited and Nuvelo, Inc.(35)

10.51	Third Amendment to Lease dated September 15, 2005 between The Irvine Company and Nuvelo, Inc.(38)

10.52†	2006 Base Salaries for Named Executive Officers.(42)

10.53	Separation agreement between Linda Fitzpatrick and Nuvelo, Inc. dated August 4, 2005.(39)

10.54†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2006 Fiscal Year.(44)

10.55†	Offer Letter dated September 7, 2004 between Nuvelo, Inc. and Dr. Michael Levy.(40)

10.56§	License and Collaboration Agreement dated January 4, 2006 between Bayer Healthcare AG and Nuvelo, Inc.(40)

10.57	Drug Product Development and Clinical Supply Agreement between Baxter Pharmaceutical Solutions LLC and Nuvelo, Inc. dated May 5, 2006.(40)

10.58§	Amended and Restated Collaboration and License Agreement dated July 31, 2006 between Nuvelo, Inc. and Archemix Corp.(43)

10.59	Second Amendment to Loan and Security Agreement dated August 29, 2006 between Silicon Valley Bank and Nuvelo, Inc.(43)

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2006.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description
23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on December 5, 1997, File No. 333-41663.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on May 20, 1998, File No. 333-53089.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on March 20, 2000, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on May 21, 2001, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K/A, filed on May 9, 2002, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on May 15, 2002, File No. 000-22873.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q/A, filed on July 22, 2002, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on November 8, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on February 7, 2003, File No. 333-103055.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 31, 2003, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on September 5, 2003, File No. 333-108563.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 14, 2003, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on February 19, 2004, File No. 000-22873.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed April 4, 2005, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed May 13, 2005, File No. 000-22873.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 21, 2005, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 8, 2005, File No. 000-22873.

(37)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(38)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2005, File No. 000-22873.

(39)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2005, File No. 000-22873.

(40)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 15, 2006, File No. 000-22873.

(41)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 3, 2006, File No. 000-22873.

(42)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed August 8, 2006, File No. 000-22873.

(43)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2006, File No. 000-22873.

(44)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 2, 2007, File No. 000-22873.