Form 10-Q
period 2007-03-31
NUVELO INC
filed 2007-05-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On April 30, 2007: 53,303,668

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I . FINANCIAL INFORMATION

ITEM 1.	C ONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$66,855	$60,335
Short-term investments	67,951	92,791
Collaboration receivables	3,311	8,559
Other current assets	3,292	4,650

Total current assets	141,409	166,335
Equipment, leasehold improvements and software, net	11,607	11,978
Goodwill	4,671	4,671
Other assets	1,209	1,421

Total assets	$158,896	$184,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,903	$7,026
Accrued employee liabilities	1,739	3,098
Accrued clinical trial and drug manufacturing costs	12,081	14,415
Current portion of deferred revenue	3,640	3,640
Current portion of deferred rent	1,357	1,342
Current portion of accrued facility exit costs	7,580	7,674
Accrued interest	2,215	2,172
Current portion of bank loans	1,107	1,367
Related party line of credit	1,604	2,292
Other current liabilities	810	813

Total current liabilities	34,036	43,839
Non-current portion of deferred revenue	43,623	44,533
Non-current portion of deferred rent	6,651	6,998
Non-current portion of accrued facility exit costs	17,594	18,942
Non-current portion of bank loans	—	125
Other liabilities	114	125

Total liabilities	102,018	114,562

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	530,389	527,992
Accumulated other comprehensive gain (loss)	(3)	10
Accumulated deficit	(473,561)	(458,212)

Total stockholders’ equity	56,878	69,843

Total liabilities and stockholders’ equity	$158,896	$184,405

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Contract revenues	$910	$1,065

Operating expenses:
Research and development	12,725	12,099
General and administrative	5,366	10,201

Total operating expenses	18,091	22,300

Operating loss	(17,181)	(21,235)
Interest income	1,881	1,813
Interest expense	(49)	(229)

Net loss	$(15,349)	$(19,651)

Basic and diluted net loss per share	$(0.29)	$(0.40)
Weighted average shares used in computing basic and diluted net loss per share	53,252	48,913

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,349)	$(19,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash facility exit costs	526	—
Depreciation and amortization	586	772
Stock-based compensation expense	2,231	3,264
Change in fair value of warrant liability	—	2,877
Other non-cash items	(1)	(22)
Changes in operating assets and liabilities:
Collaboration receivables	5,248	(5,470)
Clinical trial supplies	—	(2,315)
Other current assets	1,357	(2,120)
Other assets	212	(365)
Accounts payable	(5,123)	(1,341)
Accrued employee liabilities	(1,359)	(790)
Accrued clinical trial and drug manufacturing costs	(2,334)	(728)
Deferred revenue	(910)	49,090
Deferred rent	(332)	(4,333)
Accrued facility exit costs	(1,968)	—
Accrued interest	43	172
Other liabilities	(4)	(948)

Net cash provided by (used in) operating activities	(17,177)	18,092

Cash flows from investing activities:
Maturities of short-term investments	48,932	16,878
Purchases of short-term investments	(24,100)	(18,543)
Purchases of equipment, leasehold improvements and software	(218)	(504)
Proceeds from sale of assets	—	7

Net cash provided by (used in) investing activities	24,614	(2,162)

Cash flows from financing activities:
Payments on bank loans and capital lease obligations	(395)	(395)
Payments on related party line of credit	(688)	(688)
Proceeds from issuance of common stock from public offerings, net	—	112,010
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	166	1,389

Net cash provided by (used in) financing activities	(917)	112,316

Net increase in cash and cash equivalents	6,520	128,246
Cash and cash equivalents at beginning of period	60,335	37,764

Cash and cash equivalents at end of period	$66,855	$166,010

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” or the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation, including collaboration receivables in the condensed consolidated statements of cash flows. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc., Nuvelo’s wholly owned and inactive subsidiary. All inter-company transactions and accounts have been eliminated on consolidation. Nuvelo is engaged in the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes three acute cardiovascular programs, alfimeprase, rNAPc2 and NU172, as well as two main oncology programs, rNAPc2 and NU206. In December 2006, as a result of the failure of the first trial in each of the two Phase 3 programs for alfimeprase to meet their primary endpoints, the Company suspended enrollment in the second trial in each of these programs, pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with the Company’s partner for this program, Bayer HealthCare AG (Bayer).

Use of Estimates

Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent amounts. The Company bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for the judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Future results may differ from these estimates. The Company believes significant judgment is involved in evaluating whether alternative future use exists for materials and equipment acquired for use in research and development, in estimating goodwill and long-lived asset impairment, facility exit costs, clinical trial accruals, stock-based compensation, income taxes and in determining revenue recognition.

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

Significant Accounting Policies

With the exception noted below, during the three months ended March 31, 2007, there have been no changes to the accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company does not expect any material changes to unrecognized tax positions within the next twelve months.

2. Net Loss Per Share

The Company has computed net loss per common share according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents to the weighted-average number of common shares outstanding during the period, if dilutive.

In calculating diluted net loss per share, the Company excluded the following outstanding shares of common stock equivalents, as the effect would be anti-dilutive:

	March 31,
	2007	2006
Options	8,922,615	6,923,510
Warrants	1,095,614	1,786,685
Restricted stock units	154,500	—

Total	10,172,729	8,710,195

3. Stock-based Compensation

Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan purchase rights was $2.2 million and $3.1 million for the three months ended March 31, 2007 and 2006, of which $1.0 million and $1.3 million was recorded to research and development expense and $1.2 million and $1.8 million was recorded to general and administrative expense, respectively. Stock-based compensation expense related to non-employees was negligible in these periods.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense, as a result of the full valuation allowance on its net deferred tax assets.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended March 31,
	2007	2006
Expected term	4.95 years	5.41 years
Expected volatility	0.87	0.73
Risk-free interest rate	4.65%	4.55%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$2.48	$10.05

The Company granted options to purchase 1,318,350 and 153,000 shares of common stock with total estimated fair values of $3.3 million and $1.5 million in the three months ended March 31, 2007 and 2006, respectively, including grants to non-employees. Of the options granted in the three months ended March 31, 2007, options for the purchase of 1,307,750 shares vest ratably over a period of three years from the date of grant. There were no options exercised in the three months ended March 31, 2007.

The Company granted 183,000 restricted stock units during the three months ended March 31, 2007, of which 28,500 were forfeited during the quarter, with all such units having a grant date fair value of $3.54. The fair values of employee restricted stock units granted under the Company’s stock incentive plans are equal to the average of the high and low prices of the Company’s common stock on the date of grant, in accordance with the Company’s normal stock award pricing practice. No restricted stock units vested during the three months ended March 31, 2007. The unamortized compensation expense related to unvested restricted stock units as of March 31, 2007, excluding estimated forfeitures, was $0.6 million. The weighted average period over which compensation expense related to these restricted stock units is expected to be recognized is 2.84 years.

On March 14, 2007, the 2004 Equity Incentive Plan and the employee stock purchase plan were amended by the Company’s Board of Directors to increase the number of shares available for issuance under the plans by 2,000,000 and 500,000 shares, respectively, subject to stockholder approval.

4. Comprehensive Loss

The components of comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss, as reported	$(15,349)	$(19,651)
Change in unrealized gain (loss) on hedging instruments	(5)	45
Change in unrealized gain (loss) on available-for-sale securities	(8)	27

Comprehensive loss	$(15,362)	$(19,579)

5. Facility Exit Costs

The Company currently has a lease commitment for a 139,000-square-foot facility at 985 Almanor Avenue, Sunnyvale, California, which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, California. Through December 2006, the Company retained the Sunnyvale facility as a storage location. In December 2006, the Company approved a plan to exit the Sunnyvale facility and restore the building for potential sublease. On December 31, 2006, the facility was exited and the Company accrued $26.6 million to reflect the estimated present value of future lease-related payments less estimated net income from sublease rental. The future lease-related payments will be made periodically until the lease expires.

The balance of accrued facility exit costs represent the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The estimates and assumptions are re-evaluated each quarter, and are based upon current market data, including vacancy rates and lease activities for similar facilities within the area. The following table summarizes the activity related to facility exit costs liabilities for the three months ended March 31, 2007 (in thousands):

Balance as of December 31, 2006	$26,616
Amounts paid during the period	(1,968)
Non-cash accretion	526

Balance as of March 31, 2007	$25,174

The $526,000 of non-cash accretion is included in general and administrative expenses for the three months ended March 31, 2007.

6. Borrowing Arrangements

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements with which the Company was in compliance as of March 31, 2007. Proceeds may be used solely for working capital or other general business needs.

In December 2004, the Company completed a $2.6 million initial draw-down and in March 2005 completed a $1.5 million second draw-down from the term loan facility. On June 30, 2005, the remaining $1.9 million of the facility expired unused. The $2.6 million draw-down is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, ending on October 1, 2007. The $1.5 million draw-down is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, ending on March 1, 2008.

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006, and in August 2006, the Loan Agreement was amended to extend the revolving credit line facility through August 28, 2007. As of March 31, 2007, the Company has yet to draw down any of the funds available under this facility. Of the $8.0 million total line, $6.0 million is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB, and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, being 8.25% as of March 31, 2007, and would cause replacement collateral to be required for the items above.

7. Common Stock

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an eight-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50 or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, which occurred in October 2005, and to maintain its effectiveness. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, subject to the limitations discussed above.

The fair value of the warrant issued to Kingsbridge on the date of grant of $2.1 million, being $5.94 per share, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being to other current liabilities in the balance sheet due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge as a result of this agreement during a period in which Nuvelo fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of Nuvelo, in shares of the Company’s common stock in the event of a trading blackout. Through September 30, 2006, the current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses, which included a charge of $2.9 million for the three months ended March 31, 2006. On October 1, 2006, the Company adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment to be not probable and therefore does not need to recognize a liability for such obligations. Accordingly, on October 1, 2006, a cumulative-effect adjustment was recorded in the statement of operations to reflect the difference between the initial fair value of this warrant and its fair value as of this date, and the initial fair value of the warrant was reclassified from other current liabilities to additional paid-in capital in the balance sheet.

8. Collaborative Agreements

Bayer

In January 2006, the Company entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. Under this agreement, Bayer has the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, will pay tiered royalties on net sales of alfimeprase, if any, ranging from a minimum of 15 percent to a maximum of 37.5 percent. Nuvelo retains all commercialization rights and profits from any alfimeprase sales in the United States. The Company received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement and is eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. The $50.0 million up-front cash payment was deferred upon receipt and is being recognized as revenue on a straight-line basis over the performance period under the agreement, estimated to be through September 2020. Under the terms of the agreement, Bayer has the right to terminate the collaboration at its option upon 12 month’s notice. Nuvelo is responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer is responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world. Each party solely bears the expense of any country-specific alfimeprase clinical trials conducted to support product approval solely in its territory, which in Nuvelo’s case is limited to the United States. Nuvelo will continue to bear sole responsibility for milestone payments and royalties owed to Amgen Inc. under the license agreement entered into with them in October 2004.

In December 2006, all clinical trials for alfimeprase were suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with Bayer. For the three months ended March 31, 2007 and 2006, $3.0 million and $5.5 million, respectively, was billed to Bayer for Nuvelo’s alfimeprase-related global development spending as a result of this cost-sharing arrangement. These amounts have been recorded as an offset to research and development expense in the statement of operations.

Dendreon

In February 2004, Nuvelo entered into a licensing agreement in accordance with which it obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), which was recorded as a research and development expense. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. If rNAPc2 is commercialized, Nuvelo will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2.

Archemix

In July 2006, Nuvelo entered into a collaboration agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. Nuvelo made an upfront license fee payment to Archemix of $4.0 million in August 2006, which was recorded as a research and development expense, and is also funding at least $5.25 million of Archemix’s research over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

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

9. Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s Board of Directors and current chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of March 31, 2007, the remaining principal and accrued interest to date totaled $3.8 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash, or upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending two days prior to the conversion or, if in connection with an equity financing, at the offering price. As of March 31, 2007, 1,189,402 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular and cancer therapy. Our development pipeline includes several acute cardiovascular and oncology programs. The cardiovascular portfolio includes three programs: alfimeprase, a direct acting fibrinolytic for the potential treatment of thrombotic-related disorders; rNAPc2, an anticoagulant that inhibits the factor VIIa and tissue factor protease complex; and preclinical candidate NU172, a direct thrombin inhibitor for use as a short-acting anticoagulant during medical procedures. The oncology portfolio includes two main programs: preclinical candidate NU206 for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease; and rNAPc2, which is in Phase 2 development for potential use as a cancer therapy. In addition, we expect to leverage our expertise in secreted proteins and antibody discovery to expand our pipeline and create additional partnering and licensing opportunities.

Alfimeprase

Alfimeprase is a recombinant direct-acting fibrinolytic (rDAF), or blood clot dissolver, that is intended to directly degrade fibrin when delivered through a catheter at the site of a blood clot. We have two Phase 3 programs for alfimeprase, one in patients with acute peripheral arterial occlusion (PAO), known as NAPA, and one in patients with central venous catheter occlusion (CO), known as SONOMA. In December 2006, we completed the first trial in each of these Phase 3 programs. These trials did not meet their primary endpoints, and we suspended the second Phase 3 trials in these programs pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer HealthCare AG (Bayer). After these discussions are completed, we will determine the appropriate course of action regarding the potential future development of alfimeprase. Planned Phase 2 trials in acute ischemic stroke and deep venous thrombosis (DVT) are also on hold until further analyses and discussions of the Phase 3 acute PAO and CO data have been completed. We expect to provide guidance on the future direction of alfimeprase in the first half of 2007.

Under our license and collaboration agreement with Bayer, we are responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer is responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world. Each party solely bears the expense of any country-specific alfimeprase clinical trials conducted to support product approval solely in its territory, which in our case is limited to the United States. For the first quarter 2007, a total of $3.0 million was billed to Bayer for our alfimeprase-related U.S. development spending as a result of this cost-sharing arrangement, which has been recorded as an offset to research and development expense in the statement of operations. This amount is significantly lower as compared to the $8.6 million billed in the fourth quarter of 2006 as a result of the suspension of active alfimeprase development in December 2006. We expect the second quarter 2007 reimbursement to also be lower than in prior quarters since development remains suspended pending a review of the data and a decision on the future development of the drug.

rNAPc2

Recombinant nematode anticoagulant protein c2 (rNAPc2) is a recombinant protein fashioned after one originally isolated from the saliva of the dog hookworm. rNAPc2 is currently being evaluated for the potential treatment of acute coronary syndromes (ACS) and a variety of cancers including metastatic colorectal cancer (mCRC). The potential anticoagulant effect of rNAPc2 results from its ability to block the factor VIIa/tissue factor protease complex, which is the initial step of coagulation or blood clot formation. In June 2006, we completed our Phase 2 clinical trial in ACS, known as the ANTHEM (Anticoagulation with rNAPc2 To Help Eliminate MACE)/TIMI 32 trial, and have since presented results at various medical conferences.

In addition, rNAPc2 interferes with the tissue factor/factor VIIa protease complex. This complex has been shown to play a role in activating the cellular signaling events leading to metastasis and angiogenesis in a variety of cancers. We began a Phase 2 trial of rNAPc2 for the second-line treatment of patients with mCRC in December 2006. This “proof of concept” study will enroll up to 100 mCRC patients, who will be given escalating doses (2.5 mcg/kg, 5 mcg/kg and 10 mcg/kg) twice weekly. Efficacy endpoints will include progression-free, metastasis-free and overall survival.

In March 2007, we were granted two separate fast track designations by the U.S. Food and Drug Administration (FDA) for rNAPc2. The first fast track designation is for first-line treatment of mCRC to improve progression-free survival and overall survival when added to Avastin(R)-containing 5- flurourocil (5-FU)-based chemotherapy regimens. The other is for second-line treatment of mCRC to improve progression-free survival and overall survival when added to 5-FU-based chemotherapy regimens.

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

We are developing NU206 in collaboration with the Pharmaceutical Division of Kirin Brewery Company, Ltd. (Kirin). Given that we expect to enter clinical trials in 2007, we anticipate that our expenses for this program, and the proportion of our operating expenses associated with this program, will increase in 2007 over those in 2006.

NU172

NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots. Data from early animal models suggest that NU172 has the potential to be a potent anticoagulant with predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications compared to the current standard of care, which is the combination of heparin and its antidote, protamine, and no risk of heparin-induced thrombocytopenia. NU172 is currently being evaluated in IND-enabling studies, and we expect to initiate a Phase 1 trial with NU172 in the fourth quarter of 2007 or the first quarter of 2008.

We are developing NU172 through a collaboration with Archemix Corporation, under which we are responsible for development and worldwide commercialization of NU172 and other potential product candidates that may be developed under this collaboration. A $1.0 million milestone fee will be payable to Archemix within 30 days of dosing the first patient in a Phase 1 trial for NU172.

Results of Operations

Contract Revenues

Contract revenues were $0.9 million in the three months ended March 31, 2007, compared to $1.1 million in the corresponding period of 2006. Both periods include $0.8 million from the recognition of revenue from the $50.0 million up-front license fee received from Bayer in January 2006. The up-front license fee was recorded as deferred revenue upon receipt and is being recognized on a straight-line basis over the performance period under the agreement, estimated to be through September 2020, when the last significant alfimeprase-related patent expires.

We expect the amortization of existing deferred revenue to be consistent in the remainder of 2007 due to the ongoing revenue recognition from up-front license fees. Our revenues may vary significantly from quarter to quarter as a result of any licensing or collaboration activities, or the termination of existing collaborations. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

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

R&D expenses for our significant programs were as follows for the periods indicated (including upfront fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense, as these are not tracked by individual program):

	Since Inception	Three Months Ended March 31,
Program		2007	2006
		(In millions)
Alfimeprase	$53.4	$3.9	$4.9
rNAPc2	9.6	1.6	1.0
NU206	4.0	0.7	0.7
NU172	7.0	1.9	—

R&D expenses were $12.7 million for the first quarter of 2007 compared to $12.1 million for the corresponding period of 2006, net of cost sharing credits billable to collaboration partners of $3.3 million and $7.0 million, respectively. The increase of $0.6 million in 2007 was primarily due to an increase in spending of $1.9 million related to NU172, partially offset by a $1.0 million reduction in spending on alfimeprase.

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

G&A expenses were $5.4 million in the three months ended March 31, 2007, compared to $10.2 million in the corresponding period of 2006. The decrease of $4.8 million was primarily due to a non-cash charge of $2.9 million in the 2006 period for the quarterly revaluation of a warrant issued in connection with the committed equity financing facility, and reductions of $0.7 million in occupancy costs as a result of the exit charges accrued in December 2006 related to the facility in Sunnyvale, California, $0.6 million in stock-based compensation expense and $0.5 million in commercialization-related expenses for alfimeprase.

Interest Income (Expense), Net

We had net interest income of $1.8 million in the three months ended March 31, 2007, compared to $1.6 million in the corresponding period of 2006. The increase was primarily due to a reduction in interest expense as a result of reduced outstanding debt obligations.

Net Loss

Since our inception, we have incurred significant net losses, and as of March 31, 2007, our accumulated deficit was $473.6 million. During the three months ended March 31, 2007, we incurred a net loss of $15.3 million, compared to $19.7 million in the corresponding period of 2006. The decrease resulted primarily from the reduction in G&A expenses noted above.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, as we continue development of our drug candidates. In addition, we expect to incur significant costs as we further expand research and development of potential biopharmaceutical product candidates and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances as of the dates indicated were as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$66,855	$60,335
Short-term investments	67,951	92,791

Cash, cash equivalents and short-term investments	$134,806	$153,126

Cash flows from operating, investing and financing activities in the periods indicated were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$(17,177)	$18,092
Investing activities	24,614	(2,162)
Financing activities	(917)	112,316

Net increase in cash and cash equivalents	$6,520	$128,246

Cash, Cash Equivalents and Short-term Investments

As of March 31, 2007, we had total cash, cash equivalents and short-term investments of $134.8 million, as compared to $153.1 million as of December 31, 2006. The decrease of $18.3 million resulted primarily from operating expenditures during the period.

As of March 31, 2007, all of our short-term investments in marketable securities have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $17.2 million in the three months ended March 31, 2007, compared to $18.1 million provided by operating activities in the corresponding period of 2006. The change of $35.3 million was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by a $10.7 million increase in cash provided as a result of changes in collaboration receivables between the periods.

Operating cash usage in 2007 is partly dependent on the future course of action regarding alfimeprase development, which is expected to be determined in the first half of 2007.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $24.6 million in the three months ended March 31, 2007, compared to $2.2 million used in investing activities in the corresponding period of 2006. The change of $26.8 million was primarily due to increased maturities of short-term investments.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.9 million in the three months ended March 31, 2007, compared to $112.3 million provided by financing activities in the corresponding period of 2006. The change of $113.2 million was primarily due to net proceeds of $112.0 million from a public offering in the 2006 period.

Sources and Uses of Capital

Our primary sources of liquidity are from financing activities and collaboration receipts. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, and subject to certain other limitations (see Note 7 to the Condensed Consolidated Financial Statements elsewhere in this filing).

We have a Loan and Security Agreement in place with Silicon Valley Bank (SVB) under which we have a fully-utilized term loan facility of $4.1 million and an $8.0 million revolving credit line facility which expires on August 28, 2007. The term loan facility was utilized in two draw-downs, the first being for $2.6 million, which is being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, through October 1, 2007; the second draw-down of $1.5 million is being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, through March 1, 2008. We have yet to draw down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate and would cause replacement collateral to be required for the items above.

Dr. Rathmann, a former member of our Board of Directors and current chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of March 31, 2007, the remaining principal and accrued interest to date totaled $3.8 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash or, upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending two days prior to the conversion or, if in connection with an equity financing, at the offering price. As of March 31, 2007, 1,189,402 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2006, except as noted below.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not have a material impact on our results of operations or financial condition.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We do not expect any material changes to unrecognized tax positions within the next twelve months.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of SFAS 159 on our financial position and results of operations.

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

ITEM 3.	Q UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported interest rate risk or foreign currency exchange risk from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCE DURES

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court will rule on the motions to transfer the cases before it decides the motions for consolidation, lead plaintiff and lead plaintiff’s counsel. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. The Court is currently scheduled to hear this motion on May 24, 2007. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003. On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. The final terms of the settlement are still being negotiated. We believe that any loss or settlement amount will not be material to our financial position or results of operations, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, it is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed. Because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. The parties are exploring whether there is another mechanism by which the settlement can be achieved but there is no assurance that this can be accomplished.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. Those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are marked with an asterisk(*).

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

In January 2006, we entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase internationally. In December 2006, all clinical trials for alfimeprase were suspended pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with Bayer. Under this agreement with Bayer, Bayer has the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, will pay us tiered royalties on net sales of alfimeprase, if any ranging from a minimum of 15 percent to a maximum of 37.5 percent. We retain all commercialization rights and profits from alfimeprase sales in the United States, if any. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement and are eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. We currently cannot predict if or when any of these milestones will be achieved. Under the terms of the agreement, Bayer has the right to terminate the collaboration at its option upon 12 months notice. We are responsible for 60 percent of any costs for US development programs associated with alfimeprase and solely bear the expense of any country-specific alfimeprase clinical trials conducted by us where the country-specific clinical trials are not part of the agreed global development program.

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

On July 31, 2006, we entered into an agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. Under the agreement, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. In addition, Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. Nuvelo also is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Due to the factors discussed above and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, rNAPc2, NU206, NU172, or other preclinical product candidates, or we may become involved in litigation or arbitration with these partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price. Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

We, and our collaborators, will only receive regulatory approval for our drug candidates if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. It will take us several years to complete our testing, and failure can occur at any stage of testing. The results we obtain in preclinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. For example, in December 2006, we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition would be materially adversely affected.

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

If clinical trials for a drug candidate are unsuccessful, we will be unable to commercialize the drug candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development or commercialization timelines. Either circumstance could cause the market price of our common stock to decline. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of acute peripheral arterial occlusion and a Phase 3 trial for catheter occlusion, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement.

We may merge with or acquire other companies or drug candidates, and our failure to receive the anticipated benefits in these transactions could harm our business.

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

We are heavily dependent upon third parties for manufacturing and a variety of other functions, including clinical trials management. Our current and future arrangements with our manufacturers and other third parties may not provide us with the benefits we expect.

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

While we currently believe we have enough supplies of alfimeprase to complete our suspended trials, near-term trials, additional supplies may be necessary for trials in other indications. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. We have not yet determined whether we will continue the manufacture of clinical supplies of alfimeprase with our current manufacturer, Avecia. Additionally, we are evaluating third party manufacturers for the clinical filling and finishing of future supplies of alfimeprase. If we are unable to have Avecia or another third party manufacture clinical or commercial grade alfimeprase for us if and when we need it, we may not have adequate supplies to complete our suspended clinical trials if re-initiated, new trials, or to obtain regulatory approvals for alfimeprase. If we are unable to have third parties produce alfimeprase final drug product in the quantities and with the quality we need, when we need it, we may incur significant additional expenses, and our and Bayer’s efforts to complete any re-initiated clinical trials, or clinical trials in other indications, and obtain approval to market alfimeprase could be significantly delayed. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by the current manufacturer and any subsequent manufacturers.

With respect to rNAPc2, we received a supply of rNAPc2 from Dendreon, which is being used in our research and development activities and in our currently enrolling Phase 2 trial for the treatment of metastatic colorectal cancer. We are currently engaging third-party manufacturers to produce additional supplies of rNAPc2 for use in future clinical trials and we continue to evaluate the suitability of our original supply of rNAPc2 from Dendreon. Third-party manufacturers may not be able to manufacture the bulk drug substance and final drug product on the timelines, at a cost, in the quantities or with the quality necessary for our ongoing clinical trials or to make this drug commercially viable. Similarly, we may at some point determine that supplies received from Dendreon are no longer suitable for certain research and development activities, which could result in delays in our clinical trials if our third party manufacturers are unable to provide us with the supplies of rNAPc2 we need, when we need them. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between rNAPc2 manufactured by the current manufacturer and the original manufacturer.

If and when any of our other drug candidates, such as NU206 and NU172, enter the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into and intend to enter into additional contractual relationships with third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file INDs with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

We also currently rely upon third parties to perform administrative functions and functions related to the research, development, preclinical testing and clinical trials of our drug candidates. Our reliance on third party contract research organizations and consultants that manage and monitor our clinical trials may result in delays in completing, or in failing to complete, our clinical trials if they fail to perform with the speed and competency we expect. Our reliance on third-party contract research organizations to conduct research and testing, including GLP, toxicology studies necessary to gather the data necessary to file INDs with the FDA, for any of our drug candidates may result in delays in our regulatory filings if they do not conduct their research or testing properly, or if they fail to complete their contract research or testing on the anticipated schedule. In either case, the progress of our clinical programs may be delayed and our research and development costs may increase, which may in turn have a material adverse affect on our business.

Our reliance on these manufacturing and other contract services relationships poses a number of risks, including:

•

inability of third parties to manufacture, including filing and finishing, and labeling and packaging, our drug candidates in a cost-effective or timely manner or in quantities needed for clinical trials;

•

changes to current raw material suppliers or product manufacturers (whether the change is attributable to us or the supplier or manufacturer), resulting in delayed clinical studies, regulatory submissions and commercialization of our drug candidates;

•	failure to identify acceptable manufacturers or other suppliers or enter into favorable long-term agreements with them;

•	ineffective clinical trials management or monitoring resulting in delays in or interruptions to our clinical trials;

•	delays in, or failures to achieve, scale-up to commercial quantities of our drug candidates resulting in delayed regulatory submissions and commercialization of our drug candidates;

•	our inability to effectively control the resources devoted by our partners to our programs or products;

•	disagreements with third parties that could disrupt our operation or delay or terminate the research, development or manufacturing of drug candidates, or result in litigation or arbitration;

•	inadequate contractual protection or difficulty in enforcing the contracts if one of our partners fails to perform;

•	failure of these third parties to comply with regulatory requirements;

•	conflicts of interest between third parties’ work for us and their work for another entity or entities, and the resulting loss of their services; and

•	lack of all necessary intellectual property rights to manufacture and sell our drug candidates.

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

Even if a product candidate is approved for commercial sale, significant strategic planning and resources will be necessary to effectively coordinate commercial launch of the product in the approved indication or indications, and to effectively market, distribute and sell the product for use in the approved indication or indications. We currently have limited marketing and distribution capability. As the potential commercialization of our products approaches, we intend to hire sales and additional marketing personnel to enable us to participate in the commercialization of our products in the United States. If we are unsuccessful in hiring and retaining sales and marketing personnel with appropriate technical and sales expertise when we need them or in developing an adequate distribution capability to support them, our ability to generate product revenues will be adversely affected.

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

We face intense competition.

The biopharmaceutical industry is intensely competitive and is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. The competitors for our drugs currently in development will vary depending on the particular indication pursued, and may include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our first product candidate, alfimeprase, is a clot dissolver. If approved, it could face competition from other drugs and devices that are used to dissolve clots. Competition differs depending on the indication and includes, for example, alteplase, an approved Genentech, Inc. product, reteplase, an approved PDL BioPharma Inc. product and devices such as Possis Medical Inc.’s AngioJet® and Concentric Medical Inc.’s Merci® Retriever. Our second product candidate, rNAPc2 is an anticoagulant for the potential treatment of acute coronary syndromes (ACS) and is also a potential candidate for the treatment of cancer. If approved for the treatment of ACS, rNAPc2 could face competition from a variety of products, such as enoxaparin from Sanofi-Aventis and fondaparinux from GlaxoSmithKline PLC. If approved for the treatment of colorectal cancer, rNAPc2 could face competition from Genentech’s Avastin, ImClone Systems Incorporated’s Erbitux®, Amgen’s Vectibix™, as well as numerous other therapeutics for treating cancer.

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

We had net losses of $71.6 million in 2005, $130.6 million in 2006 and $15.3 million in the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of $473.6 million.

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

Historically, our stock price has been extremely volatile. Between January 1, 2006 and December 31, 2006, the price ranged between a high of $20.98 per share and a low of $3.35 per share. In December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of acute peripheral arterial occlusion and catheter occlusion, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement. Between January 1, 2007 and March 31, 2007, the price ranged between a high of $4.12 per share and a low of $3.04 per share. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of demand for our common stock;

•	the experimental nature of, and public concern or expectations with respect to, our product candidates;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants, or upon repayment of our line of credit with Dr. George Rathmann;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or collaborations, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments or developments with respect to proprietary rights;

•	changes in our collaborative arrangements;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles; and

•	general market conditions.

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

We are party to securities litigation and a shareholder derivative suit, and defending these lawsuits could hurt our business. The volatility of the market price of our securities could engender additional class action securities litigation.

Following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared to a closing price of $19.55 on the trading day prior to the announcement. On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court will rule on the motions to transfer the cases before it decides the motions for consolidation, lead plaintiff and lead plaintiff’s counsel. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. The Court is currently scheduled to hear this motion on May 24, 2007. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

In addition, Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. We believe that any loss or settlement amount will not be material to our financial position or results of operations, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, it is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed. Because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. The parties are exploring whether there is another mechanism by which the settlement can be achieved but there is no assurance that this can be accomplished. Because of a recent court ruling, the settlement class-as defined in the settlement papers-is no longer feasible. The parties are exploring whether there is another mechanism by which the settlement can be achieved but there is no assurance that this can be accomplished.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2007, we had 53,302,460 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of March 31, 2007, our directors, officers and greater than five percent stockholders held approximately 15 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

Under registration statements on Form S-8 under the Securities Act, as of March 31, 2007, we have also registered approximately 10,634,078 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in the 10,634,078 shares, as of March 31, 2007, are (i) 8,149,076 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 773,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 154,500 shares of our common stock outstanding under restricted stock units, (iv) 1,431,868 shares of our common stock reserved for future grants under our 2004 Equity Incentive Plan, and (v) 125,095 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of March 31, 2007, outstanding options were exercisable for 3,958,126 shares of common stock. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of March 31, 2007, 1,095,614 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2007, $3.8 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(4)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(6)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(7)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(6)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(9)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(6)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(6)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(5)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(6)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(3)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(10)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(11)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(11)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.60*	Bonuses for Named Executive Officers Awarded January 29, 2007.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/S/ H. WARD WOLFF
H. Ward Wolff
Senior Vice President, Finance and Chief Financial and Accounting Officer
(Duly Authorized and Principal Financial Officer)

Dated: May 10, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(4)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(6)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(7)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(6)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(9)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(6)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(6)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(5)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(6)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(3)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(10)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(11)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(11)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.60*	Bonuses for Named Executive Officers Awarded January 29, 2007.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.