Form 10-Q
period 2007-06-30
NUVELO INC
filed 2007-08-08
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 31, 2007: 53,350,265

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$40,321	$60,335
Short-term investments	79,830	92,791
Collaboration receivables	16,387	8,559
Other current assets	2,412	4,650

Total current assets	138,950	166,335
Equipment, leasehold improvements and software, net	10,002	11,978
Goodwill	4,671	4,671
Other assets	1,166	1,421

Total assets	$154,789	$184,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,424	$7,026
Accrued employee liabilities	2,305	3,098
Accrued clinical trial and drug manufacturing costs	7,653	14,415
Current portion of deferred revenue	250	3,640
Current portion of deferred rent	1,371	1,342
Current portion of accrued facility exit costs	7,888	7,674
Accrued interest	2,242	2,172
Current portion of bank loans	722	1,367
Related party line of credit	917	2,292
Other current liabilities	808	813

Total current liabilities	27,580	43,839
Non-current portion of deferred revenue	16,187	44,533
Non-current portion of deferred rent	6,305	6,998
Non-current portion of accrued facility exit costs	15,795	18,942
Non-current portion of bank loans	—	125
Other liabilities	102	125

Total liabilities	65,969	114,562

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	533,297	527,992
Accumulated other comprehensive income (loss)	(11)	10
Accumulated deficit	(444,519)	(458,212)

Total stockholders’ equity	88,820	69,843

Total liabilities and stockholders’ equity	$154,789	$184,405

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Contract revenues	$45,825	$1,005	$46,735	$2,070

Operating expenses:
Research and development	11,233	14,695	23,958	26,794
General and administrative	7,273	7,265	12,639	17,466

Total operating expenses	18,506	21,960	36,597	44,260

Operating income (loss)	27,319	(20,955)	10,138	(42,190)
Interest income	1,750	2,246	3,630	4,058
Interest expense	(27)	(189)	(75)	(417)

Net income (loss)	$29,042	$(18,898)	$13,693	$(38,549)

Net income (loss) per share:
Basic	$0.54	$(0.36)	$0.26	$(0.76)
Diluted	$0.54	$(0.36)	$0.26	$(0.76)
Shares used in computing net income (loss) per share:
Basic	53,317	51,837	53,285	50,391
Diluted	53,349	51,837	53,300	50,391

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,693	$(38,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,173	1,557
Stock-based compensation expense	4,999	6,951
Non-cash facility exit costs	1,021	—
Impairment of assets	1,117	—
Change in fair value of warrant liability	—	2,403
Other non-cash items	—	28
Changes in operating assets and liabilities:
Collaboration receivables	(7,828)	(6,596)
Clinical trial supplies	—	(5,482)
Other current assets	2,224	(1,179)
Other assets	255	(453)
Accounts payable	(3,602)	(1,032)
Accrued employee liabilities	(793)	(249)
Accrued clinical trial and drug manufacturing costs	(6,762)	3,471
Deferred revenue	(31,736)	48,180
Deferred rent	(664)	(4,989)
Accrued facility exit costs	(3,954)	—
Accrued interest	70	(1,054)
Other liabilities	(7)	(1,059)

Net cash provided by (used in) operating activities	(30,794)	1,948

Cash flows from investing activities:
Maturities of short-term investments	73,835	39,618
Purchases of short-term investments	(60,889)	(51,849)
Purchases of equipment, leasehold improvements and software	(306)	(1,086)
Proceeds from sale of assets	—	10

Net cash provided by (used in) investing activities	12,640	(13,307)

Cash flows from financing activities:
Payments on bank loans, note payable and capital lease obligations	(791)	(4,789)
Payments on related party line of credit	(1,375)	(1,375)
Proceeds from issuance of common stock from public offerings, net	—	112,006
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	306	2,539

Net cash provided by (used in) financing activities	(1,860)	108,381

Net increase (decrease) in cash and cash equivalents	(20,014)	97,022
Cash and cash equivalents at beginning of period	60,335	37,764

Cash and cash equivalents at end of period	$40,321	$134,786

Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowances	$—	$121
Acquisition of property and equipment under capital leases	—	117
Capitalization of estimated future building restoration costs	—	12

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc., Nuvelo’s wholly owned and inactive subsidiary. All inter-company transactions and accounts have been eliminated on consolidation. Nuvelo is focused on the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes alfimeprase, NU206, NU172 and a cancer antibody discovery program. Nuvelo has decided to suspend development of rNAPc2 in all indications including cancer and acute coronary syndromes (ACS) (see Note 11, Subsequent Event).

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

On June 30, 2007, the Company entered into an agreement with Avecia, its third-party alfimeprase manufacturer, in which the parties waived certain obligations and liabilities that arose between them prior to June 30, 2007. Specifically, the parties waived any obligations and liabilities between them for additional payment, refund, rework or replacement associated with batches of alfimeprase manufactured before June 30, 2007, with the exception of two batches. The Company also agreed to pay Avecia for certain raw materials and other services. Based on this agreement, the Company recorded a reversal of prior-period Avecia-related accruals totaling $3.4 million. Research and development expenses decreased by $2.0 million for the three and six months ended June 30, 2007, which increased diluted earnings per share by $0.04 for the three and six months ended June 30, 2007. The remaining $1.4 million resulted in a decrease of the collaboration receivable from Bayer HealthCare AG (Bayer) at June 30, 2007 as Bayer had previously paid the Company for its share of the related alfimeprase development expenses (see Note 8, Collaborative Agreements).

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

Significant Accounting Policies

With the exception noted below, during the six months ended June 30, 2007, there have been no changes to the accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company does not expect any material changes to unrecognized tax positions within the next twelve months.

2. Net Income (Loss) Per Share

The Company has computed net income (loss) per common share according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding other potential common shares to the weighted-average number of common shares outstanding during the period, if dilutive.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) as reported	$29,042	$(18,898)	$13,693	$(38,549)

Basic weighted-average shares outstanding	53,317	51,837	53,285	50,391
Effect of dilutive stock options and restricted stock units	32	—	15	—

Diluted weighted-average shares outstanding	53,349	51,837	53,300	50,391

Net income (loss) per share:
Basic	$0.54	$(0.36)	$0.26	$(0.76)
Diluted	$0.54	$(0.36)	$0.26	$(0.76)

In calculating diluted net loss per share, the Company excluded the following weighted-average outstanding potential common shares, as the effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options and restricted stock units	8,869	7,183	8,838	7,096
Warrants	850	1,787	850	1,787

Total	9,719	8,970	9,688	8,883

3. Stock-based Compensation

Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan purchase rights was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$1,108	$1,324	$2,142	$2,582
General and administrative	1,659	2,301	2,852	4,140

Total	$2,767	$3,625	$4,994	$6,722

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

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term	4.92 years	5.41 years	4.95 years	5.45 years
Expected volatility	0.92	0.64	0.87	0.66
Risk-free interest rate	4.76%	5.04%	4.66%	4.94%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$2.69	$9.62	$2.51	$9.66

The Company granted options to purchase 198,200 and 1,516,550 shares of common stock with total estimated fair values of $0.5 million and $3.8 million in the three and six months ended June 30, 2007, respectively. The Company granted options to purchase 614,500 and 767,500 shares of common stock with total estimated fair values of $5.9 million and $7.5 million in the three and six months ended June 30, 2006, respectively, including grants to non-employees. Of the options granted in the six months ended June 30, 2007, options for the purchase of 1,307,750 shares vest ratably over a period of three years from the date of grant. There were a negligible number of options exercised in the six months ended June 30, 2007.

The Company granted 183,000 restricted stock units during the six months ended June 30, 2007, of which 28,500 were forfeited during the period, with all such units having a grant date fair value of $3.54. No restricted stock units were granted in the three months ended June 30, 2007. The fair value of employee restricted stock units granted under the Company’s stock incentive plans is equal to the average of the high and low prices of the Company’s common stock on the date of grant, in accordance with the Company’s normal stock award pricing practice. No restricted stock units vested during the six months ended June 30, 2007. The unamortized compensation expense related to unvested restricted stock units as of June 30, 2007, excluding estimated forfeitures, was $0.6 million. The weighted average period over which compensation expense related to these restricted stock units is expected to be recognized is 2.84 years.

On March 14, 2007, the 2004 Equity Incentive Plan and the employee stock purchase plan were amended by the Company’s Board of Directors to increase the number of shares available for issuance under the plans by 2,000,000 and 500,000 shares, respectively. On May 31, 2007, the increases for the plans were approved by the shareholders.

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss), as reported	$29,042	$(18,898)	$13,693	$(38,549)
Change in unrealized gain (loss) on hedging instruments	—	663	(6)	708
Change in unrealized gain (loss) on available-for-sale securities	(7)	(49)	(15)	(22)

Comprehensive income (loss)	$29,035	$(18,284)	$13,672	$(37,863)

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

The balance of accrued facility exit costs represent the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The estimates and assumptions are re-evaluated each quarter and are based upon current market data, including vacancy rates and lease activities for similar facilities within the area. The following table summarizes the activity related to facility exit costs liabilities for the six months ended June 30, 2007 (in thousands):

Balance as of December 31, 2006	$26,616
Amounts paid during the period	(3,954)
Non-cash accretion	1,021

Balance as of June 30, 2007	$23,683

The non-cash accretion totaling $0.5 million and $1.0 million was included in general and administrative expenses for the three and six months ended June 30, 2007, respectively.

6. Borrowing Arrangements

In August 2004, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) that originally provided a $6.0 million term loan facility and a $4.0 million revolving credit line, and grants SVB a security interest over certain of the Company’s assets, excluding intellectual property. The Loan Agreement contains certain covenants and reporting requirements with which the Company was in compliance as of June 30, 2007. Proceeds may be used solely for working capital or other general business needs.

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

In July 2005, the Loan Agreement was amended to increase the revolving credit line facility from $4.0 million to $8.0 million and extend the facility through August 29, 2006, and in August 2006, the Loan Agreement was amended to extend the revolving credit line facility through August 28, 2007. As of June 30, 2007, the Company has yet to draw down any of the funds available under this facility. Of the $8.0 million total line, $6.0 million is currently being reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California. Of the remaining $2.0 million, a portion is being reserved as collateral for foreign exchange hedging contracts with SVB and a portion is available for working capital and other general business needs. Any borrowings under this line shall bear interest at SVB’s prime rate, being 8.25% as of June 30, 2007, and would cause replacement collateral to be required for the items above.

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

The fair value of the warrant issued to Kingsbridge on the date of grant of $2.1 million was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being to other current liabilities in the balance sheet due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge as a result of this agreement during a period in which Nuvelo fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of Nuvelo, in shares of the Company’s common stock in the event of a trading blackout. Through September 30, 2006, the current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses, which included a benefit of $0.5 million and charge of $2.4 million for the three and six months ended June 30, 2006. On October 1, 2006, the Company adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment to be not probable and therefore does not need to recognize a liability for such obligations. Accordingly, on October 1, 2006, a cumulative-effect adjustment was recorded in the statement of operations to reflect the difference between the initial fair value of this warrant and its fair value as of this date, and the initial fair value of the warrant was reclassified from other current liabilities to additional paid-in capital in the balance sheet.

8. Collaborative Agreements

Bayer

In January 2006, the Company entered into a license and collaboration agreement with Bayer for the development and commercialization of alfimeprase. Under this agreement, Bayer had the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, would pay tiered royalties on net sales of alfimeprase, if any. Nuvelo retained all commercialization rights and profits from any alfimeprase sales in the United States. The Company received a non-refundable, up-front cash payment from Bayer of $50.0 million upon entry into the agreement and was eligible to receive up to an additional $335.0 million in milestone payments, including $165.0 million in development milestones and $170.0 million in sales and commercialization milestones over the course of the agreement. The $50.0 million up-front cash payment was deferred upon receipt and was being recognized as revenue on a straight-line basis over the performance period under the agreement, estimated to be through September 2020. Under the terms of the agreement, Bayer had the right to terminate the collaboration at its option upon 12 months’ notice to Nuvelo. Nuvelo was responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer was responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world. For the three months ended June 30, 2007 and 2006, $0.2 million and $7.3 million, and for the six months ended June 30, 2007 and 2006, $3.2 million and $12.8 million was billed to Bayer for Nuvelo’s alfimeprase-related global development spending as a result of this cost-sharing arrangement. These amounts have been recorded as an offset to research and development expense in the statement of operations.

In December 2006, the Company announced results from the first Phase 3 trials for alfimeprase, one in patients with acute peripheral arterial occlusion (PAO), known as NAPA-2, and one in patients with central venous catheter occlusion (CO), known as SONOMA-2. These trials did not meet their primary endpoints, and the Company suspended the second Phase 3 trial in each of these programs, NAPA-3 and SONOMA-3, pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with the Company’s partner, Bayer.

The Company and Bayer agreed to terminate their collaboration effective June 30, 2007. The Company agreed to waive Bayer’s obligation to provide Nuvelo 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. Nuvelo has also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon Nuvelo’s public announcement that it is discontinuing further development of alfimeprase in the stroke indication. The Notice Period, as defined, in which Bayer may exercise the option begins upon the Company making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises the option, Bayer shall make a $15.0 million non-refundable payment to Nuvelo and the parties shall enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

As a result of the termination of the license and collaboration agreement, for the three months ended June 30, 2007, the Company recognized revenues of $45.8 million, the remaining unamortized balance of the cash up-front payment, as the Company had no additional obligations or deliverables under the agreement. The $15.0 million payment related to the termination was recorded as deferred revenue and will remain as such until the Bayer option is exercised or expires at the conclusion of the Notice Period.

Dendreon

In February 2004, Nuvelo entered into a licensing agreement in accordance with which it obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation. Under the terms of the agreement, the Company paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock), which was recorded as a research and development expense. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. If rNAPc2 is commercialized, Nuvelo will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2. In August 2007, the Company announced that it has decided to suspend its rNAPc2 program. See Note 11, Subsequent Event.

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

Kirin Pharma Company, Limited

In March 2005, Nuvelo entered into a collaboration agreement with the Kirin Pharma Company, Limited (Kirin) for the development and commercialization of NU206. In accordance with the terms of this agreement, the Company received a $2.0 million upfront cash payment from Kirin in April 2005, which was deferred and is being recognized on a straight-line basis over the related performance period. Nuvelo leads worldwide development, manufacturing and commercialization of the compound. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by Nuvelo and 40 percent by Kirin. If this agreement is terminated, or Kirin or Nuvelo elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

9. Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s Board of Directors and currently chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of June 30, 2007, the remaining principal and accrued interest to date totaled $3.2 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash, or upon mutual agreement, by conversion into shares of the Company’s common stock at a price based upon the average price of Nuvelo’s common stock over a 20-day period ending two days prior to the conversion or, if in connection with an equity financing, at the offering price. As of June 30, 2007, 928,143 shares would be issuable to fully repay the principal and interest outstanding upon conversion.

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

11. Subsequent Event

On August 1, 2007, the Company announced that it is reducing its workforce by approximately 30 percent and realigning its organization to focus on core development programs that it believes will produce nearest-term proof-of-concept data. The Company plans to continue to pursue development of alfimeprase, NU206 and NU172 and has decided to suspend development of rNAPc2 in all indications including cancer and ACS. As a result of the restructuring plan, the Company expects to record a restructuring charge in the third quarter of 2007 of approximately $2.5 million, primarily associated with personnel-related termination costs. The Company expects to complete the restructuring plan by the end of the third quarter of 2007.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular and cancer therapy. Our development pipeline includes alfimeprase, a direct acting fibrinolytic for the potential treatment of thrombotic-related disorders including acute ischemic stroke and catheter occlusion (CO); NU206 for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease; and NU172, a direct thrombin inhibitor for use as a short-acting anticoagulant during medical or surgical procedures. In addition, we expect to leverage our expertise in antibody discovery to expand our pipeline and create additional partnering and licensing opportunities.

On August 1, 2007, we announced that we are reducing our workforce by approximately 30 percent and realigning our organization to focus on core development programs that we believe will produce nearest-term proof-of-concept data. As a result of the reduction in workforce, we expect to have less than 80 employees, a reduction of 45 percent from year end 2006. In addition, we plan to continue to pursue development of alfimeprase, NU206 and NU172 and have decided to suspend development of rNAPc2 in all indications including cancer and acute coronary syndromes (ACS).

As a result of the restructuring plan, we expect to record a restructuring charge in the third quarter of 2007 of approximately $2.5 million, primarily associated with personnel-related termination costs. We expect to complete the restructuring plan by the end of the third quarter of 2007. We expect this realignment of personnel and reprioritization of programs to result in reduced annual expenses of approximately $15.0 million from current levels.

Alfimeprase

Alfimeprase is a recombinant direct-acting fibrinolytic (rDAF), or blood clot dissolver, that has the potential to rapidly and directly degrade fibrin, a protein that provides the scaffolding for blood clots, when delivered through a catheter at the site of a blood clot. In June 2007, we announced our decision to resume clinical development of alfimeprase, our lead investigational product candidate, in acute ischemic stroke and CO.

•

Acute Ischemic Stroke The Phase 2 CARNEROS-1 (Catheter Directed Alfimeprase for Restoration of Neurologic Function and Rapid Opening of Arteries in Stroke) proof-of-concept trial with alfimeprase in acute ischemic stroke is expected to begin in the second half of 2007. CARNEROS-1 is a multi-center, open-label, dose escalation study beginning with doses of 1 mg, 5 mg and 10 mg, that will enroll up to 100 patients within 3-9 hours of stroke onset.

•

CO Based on an analysis of the Phase 3 SONOMA-2 trial and an interim analysis of the SONOMA-3 trial, we have decided to investigate whether a single, higher and more concentrated dose of alfimeprase would generate results we believe are necessary for commercial success in CO. We plan to re-initiate the SONOMA-3 trial in the second half of 2007 with a modified protocol, evaluating a single 10 mg dose of alfimeprase with a concentration of 5 mg/mL in up to 100 patients. We expect to provide data from this trial in 2008. In the first

Phase 3 trial in the CO program, SONOMA-2, alfimeprase restored catheter function in patients with occluded catheters within 15 minutes with a p-value of 0.022. The data from SONOMA-2 did not, however, meet the more stringent p-value required for a single pivotal trial, less than 0.00125, nor did it meet the company’s target product profile for commercial success.

•

PAO We have concluded that the delivery method for alfimeprase in our acute PAO program is suboptimal. We have closed the suspended NAPA-3 trial and plan to initiate preclinical studies focused on identifying optimized delivery methods in acute PAO in the second half of 2007. Data from the Phase 3 acute PAO trial, NAPA-2, indicates that efficacy could potentially be enhanced by maintaining alfimeprase longer at the site of thrombus; for example, a greater treatment effect was achieved when treating larger clots and in situations where alfimeprase was able to stay in the clot longer. With regard to safety, the NAPA-3 study, unlike NAPA-2, did not show a difference in overall adverse events, or bleeding, in the alfimeprase arm compared to the placebo arm. In both studies hypotension and peripheral embolism were seen more commonly in the alfimeprase-treated patients.

We agreed to terminate our collaboration with Bayer effective June 30, 2007. We waived Bayer’s obligation to provide us 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. We also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indication. If Bayer exercises the option, Bayer shall make a $15.0 million non-refundable payment to us and we and Bayer shall enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

Under our terminated license and collaboration agreement with Bayer, we were responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer was responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world. For the first half of 2007, a total of $3.2 million was billed to Bayer for our alfimeprase-related U.S. development spending as a result of this cost-sharing arrangement, which was recorded as an offset to research and development expense in the statement of operations. Our cost-sharing arrangement with Bayer ended as of June 30, 2007.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific and potent stimulator of gastrointestinal epithelial cells, as demonstrated in early animal studies. Preclinical studies suggest NU206 can promote growth and repair of these tissues in animal models of radiation treatment or chemotherapy for cancer, as well as in animal models of inflammatory bowel disease. We had planned to begin a Phase 1 trial with this gastrointestinal growth factor in the first half of 2007, but our discussions with the FDA have taken longer than we initially expected. Once we have concluded our discussions, we will update our timeline.

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin.

NU172

NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to generate fibrin, the protein that provides the scaffolding for blood clots. Data from early animal models suggest that NU172 has the potential to be a potent anticoagulant with predictable anticoagulant effects, rapid onset and offset of action, reduced bleeding complications compared to the current standard of care, which is the combination of heparin and its antidote, protamine, and no risk of heparin-induced thrombocytopenia. NU172 is currently being evaluated in IND-enabling studies, and we expect to initiate a Phase 1 trial with NU172 in the fourth quarter of 2007 or the first quarter of 2008. We expect to provide data from this trial in 2008.

We are developing NU172 through a collaboration with Archemix Corporation, under which we are responsible for development and worldwide commercialization of NU172 and other potential product candidates that may be developed under this collaboration. A $1.0 million milestone fee will be payable to Archemix within 30 days of dosing the first patient in a Phase 1 trial for NU172.

Results of Operations

Contract Revenues

Contract revenues were $45.8 million and $46.7 million in the three and six months ended June 30, 2007, compared to $1.0 million and $2.1 million in the corresponding periods of 2006. The increase in 2007 is primarily due to the recognition of $45.8 million of the $50.0 million up-front license fee received from Bayer in January 2006 as a result of the termination of the collaboration agreement in June 2007. The up-front license fee was recorded as deferred revenue upon receipt and was being recognized on a straight-line basis over the performance period under the agreement, originally estimated to be through September 2020.

We expect contract revenues to decline in future periods. We expect the amortization of existing deferred revenue to be $63,000 per quarter for the remainder of 2007 due to the ongoing revenue recognition from an up-front license fee received from Kirin under the NU206 collaboration agreement. Our revenues may vary significantly from quarter to quarter as a result of any licensing or collaboration activities, or the termination of existing collaborations. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

Research and development (R&D) expenses primarily consist of clinical trial and drug manufacturing costs, R&D personnel costs, including related stock-based compensation expense, license, collaboration and royalty fees and allocated facilities expenses.

R&D expenses for our significant programs were as follows for the periods indicated (including upfront fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense):

	Since Inception	Six Months Ended June 30,
Program		2007	2006
		(In millions)
Alfimeprase	$115.3	$4.2	$11.4
rNAPc2	18.8	3.7	2.3
NU206	8.1	2.1	1.1
NU172	9.6	4.5	—

R&D expenses were $11.2 million for the three months ended June 30, 2007 compared to $14.7 million for the corresponding period of 2006, net of cost sharing credits billable to collaboration partners of $1.4 million and $8.2 million, respectively. The decrease of $3.5 million in 2007 was primarily due to a decrease in expenses related to alfimeprase of $6.2 million and reductions of $0.7 million in occupancy costs and $0.2 million in stock-based compensation expense, partially offset by increases in expenses related to rNAPc2, NU206 and NU172 which totaled $4.4 million.

R&D expenses were $24.0 million for the six months ended June 30, 2007 compared to $26.8 million for the corresponding period of 2006, net of cost sharing credits billable to collaboration partners of $4.7 million and $15.2 million, respectively. The decrease of $2.8 million in 2007 was primarily due to a decrease in expenses related to alfimeprase of $7.2 million and reductions of $1.5 million in occupancy costs and $0.4 million in stock-based compensation expense, partially offset by increases in expenses related to rNAPc2, NU206 and NU172 which totaled $6.9 million.

The decrease in expenses related to alfimeprase in 2007 was due in part to the settlement agreement we entered into with our contract manufacturer in June 2007, pursuant to which certain obligations to this contract manufacturer we had previously accrued for were waived. Accordingly, we recorded a credit to R&D expenses of approximately $2.0 million, net of cost sharing with our collaboration partner. Additionally, clinical trial related expenditures for alfimeprase decreased in 2007 since our two alfimeprase Phase 3 trials were suspended during the first half of 2007.

We expect R&D expenses related to alfimeprase to increase from the current level for the remainder of 2007, as we expect to begin the Phase 2 CARNEROS-1 proof-of-concept trial and re-initiate the SONOMA-3 trial in the second half of 2007. We expect to continue to invest significantly in NU206 and NU172 as we advance these drug candidates through clinical development.

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

G&A expenses were $7.3 million in the three months ended June 30, 2007 and 2006. While total G&A expenses for the two periods were flat, there were significant cost savings in 2007, which include a decrease in personnel costs of $0.5 million, primarily related to employee stock-based compensation, a $0.5 million decrease in commercialization-related expenses for alfimeprase and an $0.8 million decrease in occupancy costs as a result of the exit charges accrued in December 2006 related to the facility in Sunnyvale, California. These reductions in expenses were offset by a $1.1 million charge related to the impairment of software implementation costs in 2007. The 2006 period also included a $0.5 million benefit from the change in fair value of a warrant.

G&A expenses were $12.6 million in the six months ended June 30, 2007, compared to $17.5 million in the corresponding period of 2006. The decrease of $4.9 million was primarily due to a non-cash charge of $2.4 million in the 2006 period for the change in fair value of a warrant, a decrease in personnel costs of $1.2 million, primarily related to employee stock-based compensation, and reductions of $1.5 million in occupancy costs as a result of the exit charges accrued in December 2006 related to the facility in Sunnyvale, California, and $1.0 million in commercialization-related expenses for alfimeprase. These decreases were partially offset by a $1.1 million charge related to the impairment of software implementation costs in 2007.

Interest Income (Expense), Net

We had net interest income of $1.7 million and $3.6 million in the three and six months ended June 30, 2007, compared to $2.1 million and $3.6 million in the corresponding periods of 2006. Interest income has been decreasing due to declining cash and investment balances, offset by a reduction in interest expense as a result of reduced outstanding debt obligations.

Net Income (Loss)

Since our inception, we have incurred significant net losses, and as of June 30, 2007, our accumulated deficit was $444.5 million. During the six months ended June 30, 2007, we recorded a net income of $13.7 million, primarily due to the recognition of the remaining unamortized balance of the Bayer up-front license payment (see Contract Revenues above) compared to a net loss of $38.5 million in the corresponding period of 2006.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, as we continue development of our drug candidates. In addition, we expect to incur significant costs as we further expand research and development of potential biopharmaceutical product candidates and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment balances as of the dates indicated were as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$40,321	$60,335
Short-term investments	79,830	92,791

Cash, cash equivalents and short-term investments	$120,151	$153,126

Cash flows from operating, investing and financing activities in the periods indicated were as follows:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$(30,794)	$1,948
Investing activities	12,640	(13,307)
Financing activities	(1,860)	108,381

Net increase (decrease) in cash and cash equivalents	$(20,014)	$97,022

Cash, Cash Equivalents and Short-term Investments

As of June 30, 2007, we had total cash, cash equivalents and short-term investments of $120.2 million, as compared to $153.1 million as of December 31, 2006. The decrease of $32.9 million resulted primarily from operating expenditures during the period.

As of June 30, 2007, all of our short-term investments in marketable securities have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $30.8 million in the six months ended June 30, 2007, compared to $1.9 million provided by operating activities in the corresponding period of 2006. The change of $32.7 million was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by decreases totaling $14.0 million in cash used as a result of changes in collaboration receivables, accounts payable and accrued clinical trial and drug manufacturing costs between the periods.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $12.6 million in the six months ended June 30, 2007, compared to $13.3 million used in investing activities in the corresponding period of 2006. The change of $25.9 million was primarily due to an increase in maturities, net of purchases, of short-term investments.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.9 million in the six months ended June 30, 2007, compared to $108.4 million provided by financing activities in the corresponding period of 2006. The change of $110.3 million was primarily due to net proceeds of $112.0 million from a public offering in the 2006 period.

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

Dr. Rathmann, a former member of our Board of Directors and currently chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bears interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. Accrued interest will be paid with the final payment in October 2007, unless both are repaid before then. As of June 30, 2007, the remaining principal and accrued interest to date totaled $3.2 million, and the interest rate on the note on this date was 9.25%. The outstanding principal and interest under the note may be repaid at any time in cash or, upon mutual agreement, by conversion into shares of our common stock at a price based upon the average price of our common stock over a 20-day period ending two days prior to the conversion or, if in connection with an equity financing, at the offering price. As of June 30, 2007, we would need to issue 928,143 shares to fully repay the principal and interest outstanding upon conversion.

In July 2006, Nuvelo entered into a collaboration agreement with Archemix. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. In accordance with the agreement, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement. On July 25, 2007, Archemix filed a registration statement for an initial public offering of its common stock with the Securities and Exchange Commission. Archemix did not disclose the number or expected price range of shares to be offered, but indicated the offering price could total up to $69.0 million. Archemix noted the total offering price was estimated solely to calculate its registration fee and may change.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Part II, Item 1A. Risk Factors.” We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. We believe that we have adequate cash, cash equivalent and investment balances to fund our operations for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2006, except as noted below.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not have a material impact on our results of operations or financial condition.

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

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for future research and development activities be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and will apply only to new contracts entered into on or after the effective date. Early adoption is not permitted. We are evaluating the potential impact of EITF 07-3 on our financial position and results of operations.

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

There have been no material changes in the reported interest rate risk or foreign currency exchange risk from those reported under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court will rule on the motions to transfer the cases before it decides the motions for consolidation, lead plaintiff and lead plaintiff’s counsel. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. Plaintiffs filed oppositions to our demurrer, and we have subsequently filed replies to Plaintiffs’ oppositions. The Court heard this motion on July 30, 2007, and granted our demurrer, but also granted plaintiffs the opportunity to file an amended complaint. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003. On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. However, because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. One of the avenues currently being considered by the parties is whether there is another mechanism by which the settlement can be achieved. However, there is no assurance that this can be accomplished. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and, in the event of an adverse outcome, our business could be harmed.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. Those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are marked with an asterisk(*).

RISKS RELATED TO OUR BUSINESS

We may not be able to develop and commercialize any of our drug candidates successfully.*

Our clinical-stage drug candidate, alfimeprase, did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion, or PAO, and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, or CO. All clinical trials for alfimeprase were suspended in December 2006. In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of stroke in a Phase 2 clinical trial and for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase. We also reported our decision to close the suspended PAO trial and our plans to initiate preclinical studies focused on identifying effective delivery methods in acute PAO. If we are unable to further develop alfimeprase for any reason, our business, results of operations and financial condition may be affected in a materially adverse manner.

We have just announced that we have suspended clinical development of our second drug candidate, rNAPc2, for the treatment of metastatic colorectal cancer and acute coronary syndromes. All of our other potential products are currently in research or preclinical development, and revenues from the sales of any products may not occur for several years, if at all. If we are unable to successfully develop and commercialize our products, our business, results of operations and financial condition will be affected in a materially adverse manner.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.*

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our drug candidates. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties, while simultaneously managing the expenses generated by these activities. In August 2007, we announced a reduction of approximately 30% of our workforce, across our research, clinical development and administrative functions. This reduction in force was a part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. As a result of the reduction in force, we expect to record a restructuring charge of approximately $2.5 million in the third quarter of 2007. We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations.

If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations may be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations.

Our clinical trials for our products may not yield results that will enable us to further develop our products and obtain the regulatory approvals necessary to sell them.*

We, and our collaborators, will only receive regulatory approval for our drug candidates if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. It will take us several years to complete our testing, and failure can occur at any stage of testing. The results we obtain in preclinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. For example, in December 2006, we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute PAO and in the first of two planned Phase 3 trials for the treatment of CO. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition would be materially adversely affected.

In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of stroke in a Phase 2 clinical trial, and for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase. We have never completed a successful trial in the stroke indication, and may be unable to do so. Similarly, we cannot predict whether our use of a single higher and more concentrated dose of alfimeprase in the treatment of CO will result in a positive Phase 2 trial in CO. In the second quarter of 2007, we also reported our decision to close the suspended PAO trial and our plans to initiate preclinical studies focused on identifying effective delivery methods in acute PAO. We do not know, and cannot predict, whether our planned preclinical studies will enable us to optimize delivery methods for use of alfimeprase in acute PAO and whether we will ever recommence clinical development in PAO.

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

If clinical trials for a drug candidate are unsuccessful, we will be unable to commercialize the drug candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development timelines. Either circumstance could cause the market price of our common stock to decline. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of PAO and a Phase 3 trial for CO, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement.

If we fail to maintain existing licenses, or fail to develop new collaborations, our business will be harmed.*

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

In June 2007, we agreed to terminate our January 2006 collaboration with Bayer for the development and commercialization of alfimeprase. We agreed to waive Bayer’s obligation to provide us twelve-months’ notice of termination in consideration of Bayer’s agreement to pay us a lump sum of $15.0 million. Under the now terminated agreement, Bayer had the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, would have paid us tiered royalties on net sales of alfimeprase. We retained all commercialization rights and profits from alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement. We were responsible for 60 percent of any costs for US development programs associated with alfimeprase and solely bore the expense of any country-specific alfimeprase clinical trials conducted by us where the country-specific clinical trials was not part of the agreed global development program. As a result of the termination of the Agreement, we are now responsible for all costs and expenses associated with the development of alfimeprase.

As part of our termination agreement with Bayer, we also have granted Bayer the one-time option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indications. The period during which Bayer may exercise the one-time option begins upon the Company making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises the option, Bayer shall make a $15.0 million non-refundable payment to us and we and Bayer shall enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen in exchange for payment to Amgen of future development milestones and royalties. Future milestone payments under the license agreement could total as much as $35.0 million. Under our terminated agreement with Bayer, we retained sole responsibility for making these payments to Amgen.

In February 2004, we entered into a license agreement with Dendreon relating to rNAPc2. We have suspended our clinical development of rNAPc2, which could negatively impact our relationship and license with Dendreon.

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or we or Kirin elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. Our 2001 collaboration agreement with Kirin for research and development of secreted proteins expired in December 2005 in accordance with its terms.

On July 31, 2006, we entered into an agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. Under the agreement, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first six years of the agreement. In addition, we may have to make payments to Archemix totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. Nuvelo also is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. On July 25, 2007, Archemix filed an S-1 registration statement with the SEC, a preliminary prospectus for an initial public offering. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Due to the factors discussed above and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, NU206, NU172, rNAPc2 or other preclinical product candidates, or we may become involved in litigation or arbitration with our partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price. Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

In addition to our existing collaborations, we may enter into new collaborative arrangements where we would share costs of identifying, developing and marketing drug candidates. We cannot assure you that we will be able to negotiate new collaboration arrangements of this type on acceptable terms, or at all.

We are dependent on key personnel, and we must attract and retain qualified employees, collaborators and consultants.*

The success of our business is highly dependent on the principal members of our scientific and management staff, including our senior management team. The loss of the services of any such individual might seriously harm our product development efforts. Retaining and training personnel with the requisite skills is challenging and extremely competitive, particularly in Northern California, where we are located.

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract qualified individuals to fill open positions. In addition, in August 2007 we reduced our workforce by approximately 30 percent as part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. This reduction in our workforce may impair our ability to recruit and retain qualified employees and to effectively complete administrative and development functions. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. We also rely on services provided by outside consultants. Attracting and retaining qualified outside consultants is competitive, and, generally, outside consultants can terminate their relationship with us at will. If we do not retain qualified personnel, outside consultants and scientific collaborators, or if we experience turnover or difficulties recruiting new employees or outside consultants, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

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

We are heavily dependent upon third parties for manufacturing and a variety of other functions, including clinical trials management. Our current and future arrangements with our manufacturers and other third parties may not provide us with the benefits we expect.*

We do not have the resources, facilities or experience to manufacture our drug candidates on our own. We rely, and will continue to rely, on third parties, such as contract research and manufacturing organizations, to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers to manufacture bulk drug substance, fill and finish our drug products, and label and package them, and we do not have long-term supply agreements with these third-party manufacturers. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates.

While we currently believe we have enough supplies of alfimeprase to complete our ongoing and anticipated near-term trials, additional supplies may be necessary for trials in other indications. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. On June 30, 2007, we entered into an agreement with Avecia, our third-party alfimeprase manufacturer, in which we and Avecia waived any obligations and liabilities between us for additional payment, refund, rework or replacement associated with batches of alfimeprase manufactured before June 30, 2007, with the exception of two batches. We have not yet determined whether we will continue the manufacture of clinical supplies of alfimeprase with Avecia. Additionally, we are evaluating third-party manufacturers for the clinical filling and finishing of future supplies of alfimeprase. If we are unable to have Avecia or another third-party manufacture clinical or commercial grade alfimeprase for us if and when we need it, we may not have adequate supplies to complete our future trials, or to obtain regulatory approvals for alfimeprase. If we are unable to have third parties produce alfimeprase final drug product in the quantities and with the quality we need, when we need it, we may incur significant additional expenses, and our efforts to complete our ongoing and anticipated clinical trials, and obtain approval to market alfimeprase could be significantly delayed. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by the current manufacturer and any subsequent manufacturers.

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

We also currently rely upon third parties to perform administrative functions and functions related to the research, development, preclinical testing and clinical trials of our drug candidates. Our reliance on third-party contract research organizations and consultants that manage and monitor our clinical trials may result in delays in completing, or in failing to complete, our clinical trials if they fail to perform with the speed and competency we expect. Our reliance on third-party contract research organizations to conduct research and testing, including GLP, toxicology studies necessary to gather the data necessary to file INDs with the FDA, for any of our drug candidates may result in delays in our regulatory filings if they do not conduct their research or testing properly, or if they fail to complete their contract research or testing on the anticipated schedule. In either case, the progress of our clinical programs may be delayed and our research and development costs may increase, which may in turn have a material adverse affect on our business.

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

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected, and the price of our shares will decline.

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

The research, testing, manufacturing and marketing of drug products such as those proposed to be developed by us or our collaboration partners are subject to extensive regulation by federal, state and local governmental authorities, including the FDA and comparable agencies in other countries. To obtain regulatory approval of a drug product, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency, among other things, that the product is safe and effective for its intended uses. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current cGMP and that the process for manufacturing the product has been validated in accordance with the requirements of the FDA and comparable agencies in other countries.

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

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the intended uses for which the product candidates may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for any approved product will be subject to extensive regulatory requirements. Additionally, we, our collaborators and our suppliers may not be able to produce any products in commercial quantities at a reasonable cost or may not be able to successfully market such products. If we do not develop a commercially viable product, then we will suffer significant harm to our business, financial condition and operating results.

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

We face intense competition.

The biopharmaceutical industry is intensely competitive, which is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. The competitors for our drugs currently in development will vary depending on the particular indication pursued, and may include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our clinical-stage product candidate, alfimeprase, is a clot dissolver. If approved, it could face competition from other drugs and devices that are used to dissolve clots. Competition differs depending on the indication and includes, for example, alteplase, an approved Genentech, Inc. product, reteplase, an approved PDL BioPharma Inc. product and devices such as Possis Medical Inc.’s AngioJet® and Concentric Medical Inc.’s Merci® Retriever.

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

We will need to raise significant additional capital to finance the research and clinical development of our drug products. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock. Financing may be unavailable when we need it or may not be available on acceptable terms. As an example, if the minimum volume weighted-average price for our common stock is below $2.50 per share, we may be unable to sell stock to Kingsbridge Limited under the CEFF. The unavailability of financing may require us to delay, scale back or eliminate expenditures for the research and development of our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

If we are unable to obtain additional financing when we need it, the capital markets may perceive that we are not able to raise the amount of financing we desire, or on the terms that we desire. This perception, if it occurs, may negatively affect the market price of our common stock. If sufficient capital is not available, we may be forced to delay, reduce the scope of, eliminate or divest one or more of our research or development programs. As an example, in August 2007, we announced that we have suspended the clinical development of rNAPc2. Any such action could significantly harm our business, financial condition and results of operations.

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•

our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements, including our ability to continue to receive cost-sharing reimbursements from Kirin;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, NU206 and NU172;

•	our need to develop, acquire or license new technologies or products;

•	future funding commitments to new and existing collaborators, such as Archemix;

•	the cost of manufacturing our material for preclinical and clinical purposes;

•	our ability to establish new collaborative relationships with other companies to share costs and expertise of identifying, developing and commercializing drug candidates;

•	the magnitude and scope of our research and development programs, including development of product candidates;

•	continued scientific progress in our research and development programs, including progress in our research and preclinical studies;

•	the cost involved in maintaining facilities to support research and development of our product candidates;

•	the cost of prosecuting and enforcing our intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	competing technological and market developments;

•	our ability to use our common stock to repay our line of credit with Dr. George Rathmann;

•	our ability to use our committed equity financing facility with Kingsbridge Capital;

•	current conditions and the uncertainty of future conditions in the financial markets and in the biotech sector;

•	other factors not within our control.

Our stock price has historically been and is likely to remain highly volatile, and an investment in our stock could suffer a decline in value.*

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

Historically, our stock price has been extremely volatile. Between January 1, 2006 and December 31, 2006, the price ranged between a high of $20.98 per share and a low of $3.35 per share. In December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of acute peripheral arterial occlusion and catheter occlusion, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement. Between January 1, 2007 and June 30, 2007, the price ranged between a high of $6.33 per share and a low of $2.55 per share. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

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

We have a significant accumulated deficit and anticipate continuing losses.*

With the exception of the first six months of 2007 where we had net income of $13.7 million, primarily due to the recognition of the remaining unamortized balance of the up-front payment related to the Bayer terminated collaboration agreement totaling $45.8 million, we have incurred significant net losses, including $71.6 million in 2005 and $130.6 million in 2006. As of June 30, 2007, we had an accumulated deficit of $444.5 million and we anticipate continuing losses for the foreseeable future.

All of our product candidates are in various stages of product development, and some are still in research or in early development. None of them are approved for sale. The process of developing our drug products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals.

These activities, together with drug manufacturing, general administrative and other expenses, are expected to result in operating losses for the foreseeable future. To date, we have not generated any revenues from product sales. We do not expect to achieve significant product sales or royalty revenue from product sales for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals and develop our drug candidates. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in developing our drug candidates and obtaining regulatory approvals. We may never generate profits and, as a result, the market price of our common stock could decline.

Moreover, utilization of our net operating loss carry forwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions. It is possible that certain transactions that we have entered into, including our merger with Variagenics in January 2003, when considered in connection with other transactions, may have resulted in a “change in ownership” for purposes of these provisions.

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

We may face fluctuations in operating results.

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	the amount of research and development we engage in;

•	if Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares, in accordance with the collaboration agreement with Archemix;

•	the number of product candidates we have, their progress in research, preclinical and clinical studies and the costs involved in manufacturing them;

•	our ability to maintain existing and enter into new strategic relationships;

•	the scope, duration and effectiveness of our licensing and collaborative arrangements;

•	our ability to maintain our facilities to support our operations;

•	the costs involved in prosecuting, maintaining and enforcing patent claims;

•	the possibility that others may have or obtain patent rights that are superior to ours;

•	changes in government regulation;

•	changes in the price of our common stock or other variables used as a basis for valuing stock-based awards;

•	changes in accounting policies or principles; and

•	release of successful products into the market by our competitors.

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

Excluding alfimeprase, our potential products currently are in research or preclinical development, and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. We have a significant amount of fixed costs such as lease obligations, and certain charges to our statement of operations are dependent on movements in the price of our common stock, which historically has been and is likely to remain highly volatile. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop in the market price of our common stock.

We are party to securities litigation and a shareholder derivative suit, and defending these lawsuits could hurt our business. The volatility of the market price of our securities could engender additional class action securities litigation.*

Following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared to a closing price of $19.55 on the trading day prior to the announcement. On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court will rule on the motions to transfer the cases before it decides the motions for consolidation, lead plaintiff and lead plaintiff’s counsel. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. Plaintiffs filed oppositions to our demurrer, and we have subsequently filed replies to Plaintiff’s oppositions. The Court heard this motion on July 30, 2007, and granted our demurrer, but also granted plaintiffs the opportunity to file an amended complaint. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

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

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.*

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2007, we had 53,350,265 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of June 30, 2007, our directors, officers and greater than five percent stockholders held approximately 15 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of June 30, 2007, we had approximately 13,086,272 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in 13,086,272 shares are (i) 7,868,423 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 773,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 154,500 shares of our common stock issuable under restricted stock units, (iv) 3,711,313 shares of our common stock reserved for future grants under our 2004 Equity Incentive Plan, and (v) 578,497 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of June 30, 2007, outstanding options to purchase 4,593,156 shares of common stock were exercisable, and no restricted stock units have been vested. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of June 30, 2007, 850,224 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2007, $3.2 million of our common stock was issuable, upon mutual agreement, to convert the remaining amount due on the promissory note under our line of credit with Dr. George Rathmann, including accrued interest, at a conversion price equal to the average price of our common stock over a 20-day period, ending two days prior to conversion, or, if in connection with an equity financing, at the offering price. If we agree to repay this note with our common stock, whether pursuant to acceleration of the note or otherwise, the resale of shares of our common stock received by Dr. Rathmann may also result in significant downward pressure on the market price of our common stock.

Under the August 2005 committed equity financing facility, or CEFF, that we entered into with Kingsbridge Capital Ltd., and related stock purchase and registration rights agreements, we may periodically sell up to $75.0 million in shares of our common stock, not to exceed 8,075,000 shares, to Kingsbridge over a three-year period, subject to certain conditions and restrictions. In the fourth quarter of 2005, under this CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. If we can satisfy certain conditions and requirements, we may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility. Should we sell further securities under the CEFF, it could have a dilutive effective on the holdings of our current stockholders and may result in downward pressure on the market price of our common stock.

We will need to raise significant additional capital to finance the research, development and commercialization of our drug products. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock.

The committed equity financing facility with Kingsbridge may not be available to us when we desire to draw upon it, may require us to make additional “blackout” payments to Kingsbridge, and may result in dilution to our stockholders.*

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, not to exceed 8,075,000 shares, subject to certain conditions and restrictions. Kingsbridge is not obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum volume weighted average price for our common stock of $2.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all. In the fourth quarter of 2005, under this stock purchase agreement, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. If the previously discussed conditions are met, we may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility.

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

Should we sell additional shares to Kingsbridge under the CEFF, or issue shares in lieu of any blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the market price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to ten percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our share price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than ten percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for six years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 31, 2007. At that meeting, a quorum was present and four proposals were voted upon.

1.	Two nominees were elected as Class I Directors, each to hold office until the 2009 annual meeting of stockholders or until his or her successor is duly elected and qualified. The nominees and the voting for each were as follows:

NOMINEE	FOR	WITHHELD
Mark L. Perry	37,392,355	4,215,335

Barry L. Zubrow	40,866,664	741,026

2.	An amendment to our 2004 Equity Incentive Plan to increase the number shares reserved under it by 2,000,000 was approved. The voting for the proposal was as follows:

VOTES
For	10,961,125

Against	5,616,115

Abstain	63,808

Proxy non-votes	24,966,642

3.	An amendment to our Employee Stock Purchase Plan to increase the number shares reserved under it by 500,000 was approved. The voting for the proposal was as follows:

VOTES
For	15,521,263

Against	1,048,048

Abstain	71,737

Proxy non-votes	24,966,642

4.	The selection of Ernst & Young LLP as our independent auditors for the fiscal year 2007 was ratified. The voting for the proposal was as follows:

VOTES
For	41,080,048

Against	418,722

Abstain	108,920

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(4)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(6)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(7)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(6)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(9)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(6)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(6)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(5)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(6)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(3)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(10)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(11)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(11)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.61†	Amended 2004 Equity Incentive Plan.(13)

10.62†	Amended Employee Stock Purchase Plan.(14)

10.63	Letter Agreement dated June 26, 2007 between Bayer Healthcare AG and Nuvelo, Inc.(15)

10.64	Variation and Settlement Agreement, dated June 30, 2007, among Avecia Limited, Avecia Biologics Limited and Nuvelo, Inc.(16)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.
(13)	Previously filed with the SEC as Appendix A to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A filed on April 18, 2007, File No. 000-22873.
(14)	Previously filed with the SEC as Appendix B to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A filed on April 18, 2007, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on June 26, 2007, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on July 6, 2007, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/S/ H. WARD WOLFF
H. Ward Wolff
Senior Vice President, Finance and Chief Financial and Accounting Officer
(Duly Authorized and Principal Financial Officer)

Dated: August 8, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(4)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(6)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(7)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(6)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(9)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(6)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(6)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(5)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(6)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(3)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(10)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(11)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(11)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.61†	Amended 2004 Equity Incentive Plan.(13)

10.62†	Amended Employee Stock Purchase Plan.(14)

10.63	Letter Agreement dated June 26, 2007 between Bayer Healthcare AG and Nuvelo, Inc.(15)

10.64	Variation and Settlement Agreement, dated June 30, 2007, among Avecia Limited, Avecia Biologics Limited and Nuvelo, Inc.(16)

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment requested.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.
(13)	Previously filed with the SEC as Appendix A to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A filed on April 18, 2007, File No. 000-22873.
(14)	Previously filed with the SEC as Appendix B to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A filed on April 18, 2007, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on June 26, 2007, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on July 6, 2007, File No. 000-22873.