Form 10-Q
period 2007-09-30
NUVELO INC
filed 2007-11-07
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On October 31, 2007: 53,388,525

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and cash equivalents	$45,128	$60,335
Short-term investments	66,126	92,791
Collaboration receivables	430	8,559
Other current assets	2,456	4,650

Total current assets	114,140	166,335
Restricted cash	6,000	—
Equipment, leasehold improvements and software, net	9,461	11,978
Goodwill	4,671	4,671
Other assets	1,131	1,421

Total assets	$135,403	$184,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,217	$7,026
Accrued employee liabilities	2,575	3,098
Accrued clinical trial and drug manufacturing costs	3,992	14,415
Current portion of deferred revenue	250	3,640
Current portion of deferred rent	1,386	1,342
Current portion of accrued facility exit costs	7,692	7,674
Accrued interest	2,254	2,172
Current portion of bank loans	—	1,367
Related party line of credit	229	2,292
Other current liabilities	810	813

Total current liabilities	21,405	43,839
Non-current portion of deferred revenue	16,125	44,533
Non-current portion of deferred rent	5,958	6,998
Non-current portion of accrued facility exit costs	14,398	18,942
Non-current portion of bank loans	—	125
Other liabilities	91	125

Total liabilities	57,977	114,562

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	536,245	527,992
Accumulated other comprehensive income	5	10
Accumulated deficit	(458,877)	(458,212)

Total stockholders’ equity	77,426	69,843

Total liabilities and stockholders’ equity	$135,403	$184,405

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Contract revenues	$63	$908	$46,798	$2,978

Operating expenses:
Research and development	9,494	23,134	33,452	49,929
General and administrative	4,204	6,568	16,843	24,034
Restructuring	2,336	—	2,336	—

Total operating expenses	16,034	29,702	52,631	73,963

Operating loss	(15,971)	(28,794)	(5,833)	(70,985)
Interest income	1,638	2,221	5,269	6,280
Interest expense	(25)	(95)	(101)	(512)

Net loss	$(14,358)	$(26,668)	$(665)	$(65,217)

Basic and diluted net loss per share	$(0.27)	$(0.51)	$(0.01)	$(1.28)
Weighted average shares used in computing basic and diluted net loss per share	53,361	52,022	53,310	50,943

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(665)	$(65,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,761	2,403
Stock-based compensation expense	7,876	9,471
Non-cash facility exit costs	1,485	—
Impairment of assets	1,117	—
Change in fair value of warrant liability	—	2,791
Loss (gain) on sale or disposal of assets	5	(276)
Other non-cash items	—	(134)
Changes in operating assets and liabilities:
Collaboration receivables	8,129	(6,962)
Clinical trial supplies	—	(5,448)
Other current assets	2,175	(3,440)
Other assets	290	(222)
Accounts payable	(4,809)	(363)
Accrued employee liabilities	(523)	528
Accrued clinical trial and drug manufacturing costs	(10,423)	5,360
Deferred revenue	(31,798)	47,270
Deferred rent	(996)	(5,720)
Accrued facility exit costs	(6,011)	—
Accrued interest	82	(979)
Other liabilities	(5)	(1,152)

Net cash used in operating activities	(32,310)	(22,090)

Cash flows from investing activities:
Maturities of short-term investments	119,578	54,862
Purchases of short-term investments	(92,912)	(77,369)
Increase in restricted cash	(6,000)	—
Purchases of equipment, leasehold improvements and software	(353)	(1,897)
Proceeds from sale of assets	—	537

Net cash provided by (used in) investing activities	20,313	(23,867)

Cash flows from financing activities:
Payments on bank loans, note payable and capital lease obligations	(1,524)	(5,181)
Payments on related party line of credit	(2,063)	(2,063)
Proceeds from issuance of common stock from public offerings, net	—	112,006
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	377	5,486

Net cash provided by (used in) financing activities	(3,210)	110,248

Net increase (decrease) in cash and cash equivalents	(15,207)	64,291
Cash and cash equivalents at beginning of period	60,335	37,764

Cash and cash equivalents at end of period	$45,128	$102,055

Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowances	$—	$992
Acquisition of equipment under capital leases	—	117
Capitalization of estimated future building restoration costs	—	19

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The unaudited condensed consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc., Nuvelo’s wholly owned and inactive subsidiary. All inter-company transactions and accounts have been eliminated on consolidation. Nuvelo is focused on the discovery, development and commercialization of novel acute cardiovascular and cancer therapies. The Company’s development pipeline includes alfimeprase, NU206, NU172 and a cancer antibody discovery program. Nuvelo has suspended development of rNAPc2 in all indications including cancer and acute coronary syndromes (ACS).

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

On June 30, 2007, the Company entered into a Settlement Agreement with Avecia, its third-party alfimeprase manufacturer, in which the parties waived certain obligations and liabilities that arose between them prior to June 30, 2007. Specifically, the parties waived any obligations and liabilities between them for additional payment, refund, rework or replacement associated with batches of alfimeprase manufactured before June 30, 2007, with the exception of two batches that were to be released after June 30, 2007. The Company also agreed to pay Avecia for certain raw materials and other services. Pursuant to this Settlement Agreement, during the second quarter of 2007, the Company recorded a reversal of prior-period Avecia-related accruals, resulting in a $2.0 million reduction of research and development expenses, net of cost sharing credits from the collaboration partner, which reduced the net loss per share by $0.04 for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company determined that one of the two batches mentioned above could not be released for clinical use and that it has no further payment obligation associated with this batch. Accordingly, the Company reversed a prior-period accrual related to this batch, resulting in a $0.9 million reduction of research and development expenses and a decrease of net loss per share by $0.02 for the three and nine months ended September 30, 2007.

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

Significant Accounting Policies

With the exception noted below, during the nine months ended September 30, 2007, there have been no changes to the accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Restricted Cash

Restricted cash represents a certificate of deposit used to collateralize a letter of credit as required by the lease agreement for the unoccupied facility at 985 Almanor Avenue in Sunnyvale, California (see Note 5, Facility Exit Costs, for discussion of the related lease commitment).

2. Net Loss Per Share

The Company has computed net loss per common share according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by adding other potential common shares to the weighted-average number of common shares outstanding during the period, if dilutive.

In calculating diluted net loss per share, the Company excluded the following outstanding shares of common stock equivalents, as the effect would be anti-dilutive (in thousands):

	September 30,
	2007	2006
Stock options and restricted stock units	7,572	8,270
Warrants	850	1,227

Total	8,422	9,497

3. Stock-based Compensation

Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan purchase rights was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$783	$1,087	$2,924	$3,668
General and administrative	1,170	1,325	4,023	5,465
Restructuring	926	—	926	—

Total	$2,879	$2,412	$7,873	$9,133

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

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected term	4.80 years	5.29 years	4.94 years	5.33years
Expected volatility	0.92	0.58	0.88	0.61
Risk-free interest rate	4.50%	4.84%	4.66%	4.88%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$1.64	$9.39	$2.48	$9.48

The Company granted options to purchase 61,200 and 1,577,750 shares of common stock with total estimated fair values of $0.1 million and $3.9 million in the three and nine months ended September 30, 2007, respectively, including options granted to a non-employee. The Company granted options to purchase 1,442,200 and 2,209,700 shares of common stock with total estimated fair values of $13.5 million and $21.0 million in the three and nine months ended September 30, 2006, respectively, including options granted to non-employees. Of the options granted in the nine months ended September 30, 2007, options to purchase 95,000 shares vest immediately and options to purchase 1,307,750 shares vest ratably over a three-year period from the date of grant. There were a negligible number of options exercised in the nine months ended September 30, 2007.

The Company granted 183,000 restricted stock units during the nine months ended September 30, 2007, of which 97,000 were forfeited during the period, with all such units having a grant date fair value of $3.54. The fair value of employee restricted stock units granted under the Company’s stock incentive plans is equal to the average of the high and low prices of the Company’s common stock on the date of grant, in accordance with the Company’s normal stock award pricing practice. No restricted stock units vested during the nine months ended September 30, 2007. The unamortized compensation expense related to unvested restricted stock units as of September 30, 2007, excluding estimated forfeitures, was $0.5 million. The weighted average period over which compensation expense related to these restricted stock units is expected to be recognized is 2.34 years.

The Company terminated two executives in connection with its reduction in force announced in August 2007 (see Note 6, Restructuring). The two former executives were entitled to a 12-month acceleration in vesting of their options in accordance with the Company’s Executive Change in Control and Severance Benefit Plan. The Company recorded $0.9 million of stock-based compensation expense as a result of this acceleration in vesting of options and classified this expense as part of restructuring costs.

On March 14, 2007, the 2004 Equity Incentive Plan and the Employee Stock Purchase Plan were amended by the Company’s Board of Directors to increase the number of shares available for issuance under the plans by 2,000,000 and 500,000 shares, respectively. On May 31, 2007, the increases for the plans were approved by the Company’s stockholders.

4. Comprehensive Loss

The components of comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss, as reported	$(14,358)	$(26,668)	$(665)	$(65,217)
Change in unrealized gain (loss) on hedging instruments	—	72	(6)	780
Change in unrealized gain on available-for-sale securities	16	86	1	65

Comprehensive loss	$(14,342)	$(26,510)	$(670)	$(64,372)

5. Facility Exit Costs

The Company currently has a lease commitment for a 139,000-square-foot facility at 985 Almanor Avenue, Sunnyvale, California, which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, California. Through December 2006, the Company retained the Sunnyvale facility as a storage location. In December 2006, the Company approved a plan to exit the Sunnyvale facility and restore the building for potential sublease. On December 31, 2006, the facility was exited and the Company accrued $26.6 million to reflect the estimated present value of future lease-related payments less estimated net income from sublease rental. The future lease-related payments are scheduled to be made periodically until the lease expires.

The balance of accrued facility exit costs represents the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The estimates and assumptions are re-evaluated each quarter and are based upon current market data, including vacancy rates and lease activities for similar facilities within the area. The following table summarizes the activity related to facility exit costs liabilities for the nine months ended September 30, 2007 (in thousands):

Balance as of December 31, 2006	$26,616
Amounts paid during the period	(6,011)
Non-cash accretion	1,485

Balance as of September 30, 2007	$22,090

The non-cash accretion totaling $0.5 million and $1.5 million was included in general and administrative expenses for the three and nine months ended September 30, 2007, respectively.

6. Restructuring

On August 1, 2007, the Company announced a reduction in its workforce by approximately 30 percent to realign its organization to focus on core development programs that it believes will produce nearest-term proof-of-concept data. In addition, the Company suspended development of rNAPc2 in all indications including cancer and ACS. As a result of the restructuring plan, the Company recorded a restructuring expense of $2.3 million in the three and nine months ended September 30, 2007, including $1.4 million of termination benefits and $0.9 million of non-cash stock-based compensation expense. As of September 30, 2007, $0.7 million of termination benefits remained unpaid, which were classified under accrued employee liabilities in the Condensed Consolidated Balance Sheet, and the Company substantially completed the restructuring plan as of that date.

7. Borrowing Arrangements

The Company had a Loan and Security Agreement in place with Silicon Valley Bank (SVB) under which it had a fully-utilized term loan facility of $4.1 million and an $8.0 million revolving credit line facility which expired on August 28, 2007. The term loan facility was utilized in two draw-downs, the first being for $2.6 million, which was being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, through October 1, 2007; the second draw-down of $1.5 million was being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, through March 1, 2008. The Company had not drawn down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount was reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion was reserved as collateral for foreign exchange hedging contracts with SVB and a portion was available for working capital and other general business needs. Any borrowings under this line bore interest at SVB’s prime rate and would cause replacement collateral to be required for the items above. In September 2007, the Company repaid in full the remaining principal balance under the SVB term loan facility and did not renew the Loan and Security Agreement after its expiration. The $6.0 million letter of credit is now being collateralized by a certificate of deposit of the same amount, which is recorded as restricted cash, and the Company has no outstanding foreign currency hedging contracts.

8. Common Stock

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an eight-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50 or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, which occurred in October 2005, and to maintain its effectiveness. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, subject to the limitations discussed above.

The fair value of the warrant issued to Kingsbridge on the date of grant of $2.1 million was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being to other current liabilities in the balance sheet due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge as a result of this agreement during a period in which Nuvelo fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e., a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of Nuvelo, in shares of the Company’s common stock in the event of a trading blackout. Through September 30, 2006, the current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses, which included a charge of $0.4 million and $2.8 million for the three and nine months ended September 30, 2006, respectively. On October 1, 2006, the Company adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment to be not probable and therefore does not need to recognize a liability for such obligations. Accordingly, on October 1, 2006, a cumulative-effect adjustment was recorded in the statement of operations to reflect the difference between the initial fair value of this warrant and its fair value as of this date, and the initial fair value of the warrant was reclassified from other current liabilities to additional paid-in capital in the balance sheet.

9. Collaborative Agreements

Bayer

The Company and Bayer agreed to terminate their January 2006 license and collaboration agreement for the development and commercialization of alfimeprase effective June 30, 2007. The Company agreed to waive Bayer’s obligation to provide Nuvelo 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. Nuvelo has also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon Nuvelo’s public announcement that it is discontinuing further development of alfimeprase in the stroke indication. The notice period during which Bayer may exercise the option begins upon the Company making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises the option, Bayer will make a $15.0 million non-refundable payment to Nuvelo and the parties will enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

Under the original terminated agreement, Bayer had the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, would pay tiered royalties on net sales of alfimeprase, if any. Nuvelo retained all commercialization rights and profits from any alfimeprase sales in the United States. The Company received a non-refundable, up-front cash payment from Bayer of $50.0 million upon entry into the agreement. The $50.0 million up-front cash payment was deferred upon receipt and was being recognized as revenue on a straight-line basis over the performance period under the agreement, estimated to be through September 2020. Nuvelo was responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer was responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world.

As a result of the termination of the license and collaboration agreement, the Company recognized revenues of $45.8 million, the remaining unamortized balance of the cash up-front payment, in the three months ended June 30, 2007, as the Company had no additional obligations or deliverables under the agreement. The $15.0 million payment related to the termination was recorded as deferred revenue and will remain as such until the Bayer option is exercised or expires at the conclusion of the notice period.

Under the cost-sharing arrangement, the following amounts were billed to Bayer for Nuvelo’s alfimeprase-related global development spending: $0 million and $3.0 million for the three and nine months ended September 30, 2007, and $7.5 million and $20.3 million for the three and nine months ended September 30, 2006, respectively. These amounts have been recorded as an offset to research and development expense in the statements of operations.

Archemix

In July 2006, Nuvelo entered into a collaboration agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. Nuvelo made an upfront license fee payment to Archemix of $4.0 million in August 2006, which was recorded as a research and development expense, and is also funding at least $5.25 million of Archemix’s research over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. At the initiation of the first Phase 3 study for any licensed compound, Archemix also has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. In addition, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement. On July 25, 2007, Archemix filed a registration statement for an initial public offering of its common stock with the Securities and Exchange Commission. On October 23, 2007, Archemix disclosed that it plans an initial public offering of 4.5 million shares of its common stock at an expected price between $12 and $14 per share. Concurrent with the closing of its initial public offering, the Company expects Archemix will offer shares of its common stock to the Company in a private placement, of which the total offering price is estimated to be approximately $9.0 million if calculated at $13 per share, the mid-point of the per share price range.

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

10. Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s Board of Directors and currently chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bore interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. As of September 30, 2007, the remaining principal and accrued interest to date totaled $2.5 million, and the interest rate on the note on this date was 8.75%. The Company paid in full the remaining principal and accrued interest in October 2007.

11. Segment Information

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular disease, cancer and other debilitating medical conditions. Our development pipeline includes alfimeprase, a direct acting fibrinolytic in Phase 2 development for the potential treatment of thrombotic-related disorders including acute ischemic stroke and catheter occlusion (CO); preclinical candidate NU206 for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease; and preclinical candidate NU172, a direct thrombin inhibitor for use as a short-acting anticoagulant during medical or surgical procedures. In addition, we expect to continue our research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics to further expand our pipeline and create additional partnering and licensing opportunities.

On August 1, 2007, we announced a reduction in our workforce by approximately 30 percent to realign our organization to focus on core development programs that we believe will produce nearest-term proof-of-concept data. As a result of the reduction in workforce, we have less than 80 employees, a reduction of 45 percent from year end 2006. In addition, we announced the decision to suspend development of rNAPc2 in all indications including cancer and acute coronary syndromes.

As a result of the restructuring plan, we recorded a restructuring expense of $2.3 million in the third quarter of 2007, and we have substantially completed the restructuring plan as of September 30, 2007. We expect this realignment of personnel and reprioritization of programs to result in reduced annual expenses of approximately $15.0 million as compared to the expense level prior to this restructuring.

Alfimeprase

Alfimeprase is a recombinant direct-acting fibrinolytic, or blood clot dissolver, that has the potential to rapidly and directly degrade fibrin, a protein that provides the scaffolding for blood clots, when delivered through a catheter at the site of a blood clot. In addition, alfimeprase’s thrombolytic activity appears to be localized to the site of delivery because it is rapidly inactivated by alpha-2 macroglobulin, a naturally occurring protein in the blood, as it moves away from the site of delivery and into the general blood circulation. Alfimeprase is currently being evaluated as a potential treatment for acute ischemic stroke and CO.

•

Acute Ischemic Stroke The Phase 2 CARNEROS-1 (Catheter Directed Alfimeprase for Restoration of Neurologic Function and Rapid Opening of Arteries in Stroke) proof-of-concept trial with alfimeprase in acute ischemic stroke is expected to begin in the fourth quarter of 2007. CARNEROS-1 is a multi-center, open-label, dose escalation study beginning with doses of 1 mg, 5 mg and 10 mg, that will enroll up to 100 patients within 3-9 hours of stroke onset.

•

CO In August 2007, we re-initiated the SONOMA-3 trial with a modified protocol, evaluating a single 10 mg dose of alfimeprase with a concentration of 5 mg/mL in up to 100 patients. We expect to complete enrollment and provide top-line data from this trial in the first half of 2008. In addition, we will report full data from the first Phase 3 trial in the CO program, SONOMA-2, at the American Society of Hematology 49th Annual Meeting and Exposition in December 2007. In the SONOMA-2 trial, alfimeprase restored catheter function in patients with occluded catheters within 15 minutes with a p-value of 0.022. The data from SONOMA-2 did not, however, meet the more stringent p-value required for a single pivotal trial, less than 0.00125, nor did it meet the company’s target product profile for commercial success. P-values are used to indicate the probability that results observed in two different samples are different due to chance alone, as opposed to a benefit due to the intervention, such as treatment with alfimeprase.

We agreed to terminate our license and collaboration agreement with Bayer for the development and commercialization of alfimeprase effective June 30, 2007. We waived Bayer’s obligation to provide us 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. We also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indication. If Bayer exercises the option, Bayer will make a $15.0 million non-refundable payment to us and we and Bayer will enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement. Under the original terminated agreement, we were responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer was responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world. For the nine months ended September 30, 2007, a total of $3.0 million was billed to Bayer for our alfimeprase-related U.S. development spending as a result of this cost-sharing arrangement, which was recorded as an offset to research and development expense in the statement of operations. Our cost-sharing arrangement with Bayer ended as of June 30, 2007.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific and potent stimulator of gastrointestinal epithelial cells, as demonstrated in early animal studies. Preclinical studies suggest NU206 can promote growth and repair of these tissues in animal models of radiation treatment or chemotherapy for cancer, as well as in animal models of inflammatory bowel disease. We have successfully concluded our discussions with the FDA and now have regulatory clearance to begin clinical evaluation of NU206. We are actively working with a number of investigator sites and expect to enroll the first patient in our Phase 1 trial of NU206 in the first half of 2008.

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

Results of Operations

Contract Revenues

Contract revenues were $0.1 million and $46.8 million in the three and nine months ended September 30, 2007, compared to $0.9 million and $3.0 million in the corresponding periods of 2006. The decrease in the three months and increase in the nine months ended September 20, 2007 was primarily due to the recognition of $45.8 million of the $50.0 million up-front license fee, which was received from Bayer in January 2006, as a result of the termination of the collaboration agreement in June 2007. The up-front license fee had been recorded as deferred revenue upon receipt and was being recognized on a straight-line basis over the performance period under the agreement, originally estimated to be through September 2020.

We expect the amortization of existing deferred revenue to be $63,000 for the fourth quarter of 2007 due to the ongoing revenue recognition from an up-front license fee received from Kirin under the NU206 collaboration agreement. Our revenues may vary significantly from quarter to quarter as a result of any licensing or collaboration activities, or the termination of existing collaborations. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

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

R&D expenses for our significant programs were as follows for the periods indicated (including upfront fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense):

	Since Inception	Nine Months Ended September 30,
Program		2007	2006
		(In millions)
Alfimeprase	$116.5	$5.4	$22.0
NU172	12.2	7.1	4.5
NU206	8.9	2.9	1.5

R&D expenses were $9.5 million for the three months ended September 30, 2007 compared to $23.1 million for the corresponding period in 2006, net of cost sharing credits billable to collaboration partners of $0.3 million and $8.1 million, respectively. The decrease of $13.6 million in 2007 was primarily due to a decrease in expenses related to alfimeprase of $9.4 million and NU172 of $1.9 million, as well as reductions of $1.0 million in occupancy costs and $0.3 million in employees’ stock-based compensation expense.

R&D expenses were $33.5 million for the nine months ended September 30, 2007 compared to $49.9 million for the corresponding period in 2006, net of cost sharing credits billable to collaboration partners of $4.9 million and $23.3 million, respectively. The decrease of $16.4 million in 2007 was primarily due to a decrease in expenses related to alfimeprase of $16.6 million and reductions of $2.5 million in occupancy costs and $0.7 million in employees’ stock-based compensation expense, partially offset by increases in expenses related to NU172 and NU206 which totaled $4.0 million.

The decrease in expenses related to alfimeprase in 2007 was largely due to a significant reduction in clinical trial related expenditures as our two alfimeprase Phase 3 trials were suspended during the first half of 2007. Additionally, the decrease in alfimeprase-related expenses in 2007 was due to the Settlement Agreement we entered into with our contract manufacturer in June 2007, pursuant to which certain obligations to this contract manufacturer we had previously accrued for were waived. Accordingly, we recorded a credit to R&D expenses of approximately $2.0 million, net of cost sharing with our collaboration partner, in June 2007. During the three months ended September 30, 2007, we determined that one of the batches manufactured by this contract manufacturer could not be released for clinical use, and pursuant to the provisions of the Settlement Agreement, we have no further payment obligation associated with this failed batch. Accordingly, we recorded a credit to R&D expenses of approximately $0.9 million.

We expect R&D expenses related to alfimeprase to increase from the current level for the remainder of 2007, as we have re-initiated the SONOMA-3 trial and expect to begin the Phase 2 CARNEROS-1 proof-of-concept trial in the second half of 2007. We expect to continue to invest significantly in NU206 and NU172 as we advance these drug candidates through clinical development.

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

G&A expenses were $4.2 million in the three months ended September 30, 2007, compared to $6.6 million for the corresponding period in 2006. The decrease of $2.4 million in 2007 was primarily due to a $1.4 million decrease in personnel related costs, a $0.4 million decrease in commercialization-related expenses for alfimeprase and a $0.5 million decrease in occupancy costs as a result of the exit charges accrued in December 2006 related to the facility in Sunnyvale, California. The 2006 period also included a $0.4 million charge due to the change in fair value of a warrant. The decrease was partially offset by a $0.5 million non-cash accretion expense related to the exit charges accrued for the Sunnyvale facility.

G&A expenses were $16.8 million in the nine months ended September 30, 2007, compared to $24.0 million for the corresponding period in 2006. The decrease of $7.2 million was primarily due to a non-cash charge of $2.8 million in the 2006 period for the change in fair value of a warrant, a decrease in personnel costs of $2.7 million, of which $1.4 million was employee stock-based compensation expense, and reductions of $2.0 million in occupancy costs as a result of the exit charges accrued in December 2006 related to the facility in Sunnyvale, California, $1.4 million in commercialization-related expenses for alfimeprase and $0.5 million in other consulting and professional fees. These decreases were partially offset by a $1.1 million charge related to the impairment of software implementation costs and a $1.5 million non-cash accretion expense related to the exit charges accrued for the Sunnyvale facility.

Restructuring Expense

As a result of the restructuring plan discussed above, we recorded a restructuring expense of $2.3 million in the three months ended September 30, 2007, including $1.4 million of termination benefits and $0.9 million of non-cash stock-based compensation expense.

Interest Income (Expense), Net

We had net interest income of $1.6 million and $5.2 million in the three and nine months ended September 30, 2007, respectively, compared to $2.1 million and $5.8 million in the corresponding periods of 2006. Interest income has been decreasing due to declining cash and investment balances, offset by a reduction in interest expense as a result of reduced outstanding debt obligations.

Net Loss

Since our inception, we have incurred significant net losses, and as of September 30, 2007, our accumulated deficit was $458.9 million. During the nine months ended September 30, 2007, we recorded a net loss of $0.7 million, compared to a net loss of $65.2 million in the corresponding period of 2006. The decrease in net loss was primarily due to the recognition of the remaining unamortized balance of the Bayer up-front license payment in the second quarter of 2007 and a reduction in R&D expenses noted above.

We expect to continue to incur significant losses from continuing operations for the foreseeable future, as we continue development of our drug candidates. In addition, we expect to incur significant costs as we further expand research and development of potential biopharmaceutical product candidates and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash and Cash Equivalents, Short-term Investments and Restricted Cash

	September 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$45,128	$60,335
Short-term investments	66,126	92,791
Restricted cash	6,000	—

	$117,254	$153,126

As of September 30, 2007, we had total cash and cash equivalents, short-term investments and restricted cash of $117.3 million, as compared to $153.1 million as of December 31, 2006. The decrease of $35.8 million resulted primarily from operating expenditures during the period.

As of September 30, 2007, all of our short-term investments in marketable securities have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist of U.S. government agency and corporate debt, and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$(32,310)	$(22,090)
Investing activities	20,313	(23,867)
Financing activities	(3,210)	110,248

Net increase (decrease) in cash and cash equivalents	$(15,207)	$64,291

Net cash used in operating activities was $32.3 million in the nine months ended September 30, 2007, compared to $22.1 million in the corresponding period of 2006. The increase of $10.2 million was primarily due to the $50.0 million up-front license fee received from Bayer in the 2006 period, partially offset by the $15 million received from Bayer related to the termination of the collaboration agreement and an overall reduction in operating expenses in the 2007 period.

Net cash provided by investing activities was $20.3 million in the nine months ended September 30, 2007, compared to $23.9 million used in investing activities in the corresponding period of 2006. The change of $44.2 million was primarily due to an increase in maturities, net of purchases, of short-term investments.

Net cash used in financing activities was $3.2 million in the nine months ended September 30, 2007, compared to $110.2 million provided by financing activities in the corresponding period of 2006. The change of $113.4 million was primarily due to net proceeds of $112.0 million from a public offering in the 2006 period.

Sources and Uses of Capital

Our primary sources of liquidity are from financing activities and collaboration receipts. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, and subject to certain other limitations (see Note 8 to the Condensed Consolidated Financial Statements elsewhere in this filing).

We had a Loan and Security Agreement in place with Silicon Valley Bank (SVB) under which we had a fully-utilized term loan facility of $4.1 million and an $8.0 million revolving credit line facility which expired on August 28, 2007. The term loan facility was utilized in two draw-downs, the first being for $2.6 million, which was being repaid in 30 equal monthly installments, plus accrued interest of 6.43% per annum, through October 1, 2007; the second draw-down of $1.5 million was being repaid in 36 equal monthly installments, plus accrued interest of 6.78% per annum, through March 1, 2008. We had not drawn down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount was reserved to collateralize a letter of credit issued to The Irvine Company related to the lease for the facility at 985 Almanor Avenue in Sunnyvale, California, and of the remaining $2.0 million, a portion was reserved as collateral for foreign exchange hedging contracts with SVB and a portion was available for working capital and other general business needs. The borrowings under this line bore interest at SVB’s prime rate and would cause replacement collateral to be required for the items above. In September 2007, we repaid in full the remaining principal balance of $0.3 million under the SVB term loan facility and did not renew the Loan and Security Agreement after its expiration. The $6.0 million letter of credit is now being collateralized by a certificate of deposit of the same amount, which is recorded as restricted cash, and we have no outstanding foreign currency hedging contracts.

Dr. Rathmann, a former member of our Board of Directors and currently chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bore interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. As of September 30, 2007, the remaining principal and accrued interest to date totaled $2.5 million, and the interest rate on the note on this date was 8.75%. We paid in full the remaining principal and accrued interest in October 2007.

In July 2006, Nuvelo entered into a collaboration agreement with Archemix. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. In accordance with the agreement, Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement. On July 25, 2007, Archemix filed a registration statement for an initial public offering of its common stock with the Securities and Exchange Commission. On October 23, 2007, Archemix disclosed that it plans an initial public offering of 4.5 million shares of its common stock at an expected price between $12 and $14 per share. Concurrent with the closing of its initial public offering, we expect Archemix will offer shares of its common stock to us in a private placement, of which we estimate the total offering price to be approximately $9.0 million if calculated at $13 per share, the mid-point of the per share price range.

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court granted our motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. Plaintiffs filed oppositions to our demurrer, and we have subsequently filed replies to Plaintiffs’ oppositions. The Court heard this motion on July 30, 2007, and granted our demurrer, but also granted plaintiffs the opportunity to file an amended complaint. Plaintiffs filed an amended complaint on October 15, 2007. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003. On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. However, because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. One of the avenues currently being considered by the parties is whether there is another mechanism by which the settlement can be achieved. However, there is no assurance that this can be accomplished. We and other defendant issuers have been advised that the plaintiffs intend to file second, amended, consolidated complaints against us and the other defendant issuers at some point. If such a complaint is filed, we intend to file another motion to dismiss. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and, in the event of an adverse outcome, our business could be harmed.

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

RISKS RELATED TO OUR BUSINESS

We may not be able to develop and commercialize any of our drug candidates successfully.*

Our clinical-stage drug candidate, alfimeprase, did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion, or PAO, and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, or CO. All clinical trials for alfimeprase were suspended in December 2006. In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of stroke in a Phase 2 clinical trial and for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase. We also reported our decision to close the suspended PAO trial. If we are unable to further develop alfimeprase for any reason, our business, results of operations and financial condition may be affected in a materially adverse manner.

In August 2007, we announced the suspension of our clinical development of our second drug candidate, rNAPc2, for the treatment of metastatic colorectal cancer and acute coronary syndromes. In November 2007, we announced that we have successfully concluded our discussions with the FDA and now have regulatory clearance to begin clinical evaluation of NU206. All of our other potential products are currently in research or preclinical development, and revenues from the sales of any products may not occur for several years, if at all. If we are unable to successfully develop and commercialize our products, our business, results of operations and financial condition will be affected in a materially adverse manner.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.*

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our drug candidates. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties, while simultaneously managing the expenses generated by these activities. In August 2007, we announced a reduction of approximately 30% of our workforce, across our research, clinical development and administrative functions. This reduction in force was a part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. As a result of the reduction in force, we recorded a restructuring charge of approximately $2.3 million in the third quarter of 2007. We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations.

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

Patient enrollment is affected by factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies, including the off-label use of therapies approved for related indications;

•	efforts to facilitate timely enrollment in clinical trials;

•	the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;

•	patient referral practices of physicians;

•	availability of clinical trial sites; and

•	other clinical trials seeking to enroll subjects with similar profiles.

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

In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of stroke in a Phase 2 clinical trial, and for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase. We have never completed a successful trial in the stroke indication, and may be unable to do so. Similarly, we cannot predict whether our use of a single higher and more concentrated dose of alfimeprase in the treatment of CO will result in a positive Phase 2 trial in CO. In the second quarter of 2007, we also reported our decision to close the suspended PAO trial.

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

In June 2007, we agreed to terminate our January 2006 collaboration with Bayer for the development and commercialization of alfimeprase. We agreed to waive Bayer’s obligation to provide us twelve-months’ notice of termination in consideration of Bayer’s agreement to pay us a lump sum of $15.0 million. Under the terminated agreement, Bayer had the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, would have paid us tiered royalties on net sales of alfimeprase. We retained all commercialization rights and profits from alfimeprase sales in the United States. We received an up-front cash payment from Bayer of $50.0 million upon entry into the agreement. We were responsible for 60 percent of any costs for US development programs associated with alfimeprase and solely bore the expense of any country-specific alfimeprase clinical trials conducted by us where the country-specific clinical trials was not part of the agreed global development program. As a result of the termination of the Agreement, we are now responsible for all costs and expenses associated with the development of alfimeprase.

As part of our termination agreement with Bayer, we also have granted Bayer the one-time option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indications. The period during which Bayer may exercise the one-time option begins upon the Company making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises this option, Bayer shall make a $15.0 million non-refundable payment to us and we and Bayer will enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

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

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. In November 2007, we announced that we have successfully concluded our discussions with the FDA and now have regulatory clearance to begin clinical evaluation of NU206. All operating expenses and profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or we or Kirin elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. Our 2001 collaboration agreement with Kirin for research and development of secreted proteins expired in December 2005 in accordance with its terms.

On July 31, 2006, we entered into an agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. Under the agreement, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first six years of the agreement. In addition, we may have to make payments to Archemix totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. Nuvelo also is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. On July 25, 2007, Archemix filed an S-1 registration statement with the SEC, a preliminary prospectus for an initial public offering. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. On October 23, 2007, Archemix disclosed that it plans an initial public offering of 4.5 million shares of its common stock at a price between $12 and $14 per share. Concurrent with the closing of its initial public offering, we expect Archemix will offer shares of its common stock to us in a private placement, of which we estimate the total offering price to be approximately $9.0 million if calculated at $13 per share, the mid-point of the per share price range.

Due to the factors discussed above and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, NU206, NU172 or other preclinical product candidates, or we may become involved in litigation or arbitration with our partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price. Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

While we currently believe we have enough supplies of alfimeprase to complete our ongoing and anticipated near-term trials, additional supplies may be necessary for trials in other indications. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. On June 30, 2007, we entered into an agreement with Avecia, our third-party alfimeprase manufacturer, in which we and Avecia waived any obligations and liabilities between us for additional payment, refund, rework or replacement associated with batches of alfimeprase manufactured before June 30, 2007, with the exception of two batches. We subsequently determined that one of the two batches could not be released for clinical use. We have not yet determined whether we will continue the manufacture of clinical supplies of alfimeprase with Avecia. Additionally, we are evaluating third-party manufacturers for the clinical filling and finishing of future supplies of alfimeprase. If we are unable to have Avecia or another third-party manufacture clinical or commercial grade alfimeprase for us if and when we need it, we may not have adequate supplies to complete our future trials, or to obtain regulatory approvals for alfimeprase. If we are unable to have third parties produce alfimeprase final drug product in the quantities and with the quality we need, when we need it, we may incur significant additional expenses, and our efforts to complete our ongoing and anticipated clinical trials, and obtain approval to market alfimeprase could be significantly delayed. We also may need to conduct comparative studies or utilize other means to determine bioequivalence between alfimeprase manufactured by the current manufacturer and any subsequent manufacturers.

Since NU206 is moving into the clinical trial phase, and if and when NU172 or any of our other drug candidates enter the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into and intend to enter into additional contractual relationships with third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file INDs with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

We will need to raise significant additional capital to finance the research and clinical development of our drug products. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock. Financing may be unavailable when we need it or may not be available on acceptable terms. As an example, if the minimum volume weighted-average price for our common stock is below $2.50 per share, which was the case as of September 28, 2007, we may be unable to sell stock to Kingsbridge Limited under the CEFF. The unavailability of financing may require us to delay, scale back or eliminate expenditures for the research and development of our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

If we are unable to obtain additional financing when we need it, the capital markets may perceive that we are not able to raise the amount of financing we desire, or on the terms that we desire. This perception, if it occurs, may negatively affect the market price of our common stock. If sufficient capital is not available, we may be forced to delay, reduce the scope of, eliminate or divest one or more of our research or development programs. As an example, in August 2007, we announced that we suspended the clinical development of rNAPc2. Any such action could significantly harm our business, financial condition and results of operations.

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

•

future funding commitments to new and existing collaborators, such as Archemix, from which Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering;

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

Historically, our stock price has been extremely volatile. Between January 1, 2006 and December 31, 2006, the price ranged between a high of $20.98 per share and a low of $3.35 per share. In December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of acute peripheral arterial occlusion and catheter occlusion, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement. Between January 1, 2007 and September 30, 2007, the price ranged between a high of $6.63 per share and a low of $1.52 per share. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of demand for our common stock;

•	the experimental nature of, and public concern or expectations with respect to, our product candidates;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or collaborations, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments or developments with respect to proprietary rights;

•	changes in our collaborative arrangements;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles; and

•	general market conditions.

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

We have a significant accumulated deficit and anticipate continuing losses.*

We have incurred significant net losses, including $71.6 million in 2005 and $130.6 million in 2006 and $0.7 million in the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of $458.9 million and we anticipate continuing losses for the foreseeable future.

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

•

if Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds, in accordance with the collaboration agreement with Archemix;

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

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.*

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2007, we had 53,388,525 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of September 30, 2007, our directors, officers and greater than five percent stockholders held approximately 31 percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of September 30, 2007, we had approximately 13,048,034 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in these 13,048,034 shares are (i) 6,712,332 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 773,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 86,000 shares of our common stock issuable under restricted stock units, (iv) 4,935,904 shares of our common stock reserved for future grants under our 2004 Equity Incentive Plan, and (v) 540,259 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of September 30, 2007, outstanding options to purchase 4,810,186 shares of common stock were exercisable, and no restricted stock units have been vested. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of September 30, 2007, 850,224 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

In December 2004, our board of directors approved an “Executive Change in Control and Severance Benefit Plan” for our executive officers and other eligible employees, which was amended and restated in August 2007. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain of our eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted by us previously. All of our executive employees at the level of Vice President or above have been designated as participants in the plan and our board of directors may designate other eligible individuals as participants. The plan provides that, upon a change in control of the company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause, or constructively terminated, within one month preceding our change in control. If a participant is terminated without cause or constructively terminated one month before or one year after our change in control, he or she will also be entitled to certain cash severance and continued medical benefits. The change in control and severance benefits for certain of our employees provided for under this plan could make it more difficult and expensive, or less desirable, for a third party to acquire us, even if doing so would benefit our stockholders.

RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL MATTERS

We are party to securities litigation and a shareholder derivative suit, and defending these lawsuits could hurt our business. The volatility of the market price of our securities could engender additional class action securities litigation.*

Following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared to a closing price of $19.55 on the trading day prior to the announcement. On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court granted our motion to transfer the cases to the Northern District of California in July, 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. Plaintiffs filed oppositions to our demurrer, and we have subsequently filed replies to Plaintiff’s oppositions. The Court heard this motion on July 30, 2007, and granted our demurrer, but also granted plaintiffs the opportunity to file an amended complaint. Plaintiff’s filed an amended complaint on October 15, 2007. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

In addition, Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. We believe that any loss or settlement amount will not be material to our financial position or results of operations, and that any settlement payment and attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. However, it is possible that the parties may not reach agreement on the final settlement documents or that the Federal District Court may not approve the settlement in whole or part. We could be forced to incur material expenses in the litigation if the parties do not reach agreement of the final settlement documents, and in the event there is an adverse outcome, our business could be harmed. Because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. The parties are exploring whether there is another mechanism by which the settlement can be achieved but there is no assurance that this can be accomplished. We and other defendant issuers have been advised that the plaintiffs intend to file second, amended, consolidated complaints against us and the other defendant issuers at some point. If such a complaint is filed, we intend to file another motion to dismiss.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(4)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(6)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(7)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(6)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(9)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(6)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(6)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(5)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(6)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(3)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(10)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(11)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(11)

`Exhibit Number	Description

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.65†	Base Salary for Named Executive Officer, effective August 1, 2007.(13)

10.66†*	Amended and Restated Addendum to Employment Agreement between Nuvelo, Inc. and Ted W. Love dated April 30, 2007.

10.67†*	Amended Executive Change in Control and Severance Benefit Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 19, 2007, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/S/ LEE BENDEKGEY
Lee Bendekgey
Senior Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

Dated: November 7, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(4)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(6)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(7)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(6)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(9)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(6)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(6)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(1)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(5)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(6)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(2)

4.7	Form of Warrant dated April 5, 2002.(3)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(8)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(10)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(11)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(11)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(12)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.65†	Base Salary for Named Executive Officer, effective August 1, 2007.(13)

10.66†*	Amended and Restated Addendum to Employment Agreement between Nuvelo, Inc. and Ted W. Love dated April 30, 2007.

10.67†*	Amended Executive Change in Control and Severance Benefit Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 19, 2007, File No. 000-22873.