Form 10-K
period 2007-12-31
NUVELO INC
filed 2008-03-12
CIK 907654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-22873

NUVELO, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Industrial Road, Suite 310, San Carlos, CA	94070
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

650-517-8000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 29, 2007, the last business day of the most recently completed second fiscal quarter, was $123,446,463 based on the last sale price of the common stock as reported on that day by the Nasdaq Global Market.*

As of February 29, 2008, the Registrant had 53,505,956 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2008 meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

*	Excludes 7,965,536 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeded 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeded 5% of the Registrant’s Common Stock outstanding was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

PART I

Item 1.	Business

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

Business Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular disease, cancer and other debilitating medical conditions. Our development pipeline includes alfimeprase, a direct-acting fibrinolytic in Phase 2 development for the potential treatment of thrombotic-related disorders including acute ischemic stroke and catheter occlusion (CO); NU172, a direct thrombin inhibitor in Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures; and preclinical candidate NU206 for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease. In addition, we have research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics to further expand our pipeline and create additional partnering and licensing opportunities.

Our lead development candidate is alfimeprase. Alfimeprase is a recombinant direct-acting fibrinolytic, or blood clot dissolver, that has the potential to rapidly and directly degrade fibrin, a protein that provides the scaffolding for blood clots, when delivered through a catheter at the site of a blood clot. Alfimeprase is currently being evaluated in Phase 2 trials as a potential treatment for acute ischemic stroke and CO. Proof-of-concept data from the Phase 2 trial in CO is expected in the first half of 2008. We currently have worldwide commercialization rights for alfimeprase.

Our second development candidate is NU172. NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to stimulate blood clot formation in the setting of medical procedures where human blood is exposed to foreign materials. NU172 is currently being evaluated in a Phase 1 proof-of-concept trial, and we expect top-line data from this trial in the first half of 2008.

Our third candidate, NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific regulator of the GI epithelial cell function as demonstrated in early animal studies. We expect to enroll the first patient in our Phase 1 trial of NU206 in the first half of 2008.

Finally, we have an active research effort that is focused on identifying novel applications for human proteins within our leukemia therapeutic antibodies and Wnt signaling pathway therapeutics programs. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

As of December 31, 2007, our cash and cash equivalents, marketable securities and restricted cash totaled $103.6 million, having used $46.0 million of cash in operating activities in 2007.

Product Pipeline

The following table summarizes key information about our current product pipeline:

Alfimeprase

Alfimeprase is a recombinant direct acting fibrinolytic (rDAF) that has the potential to rapidly dissolve blood clots through a unique mechanism of action — it directly degrades fibrin, a protein that provides the scaffolding for blood clots. Because of its direct action, alfimeprase has the potential to dissolve clots more rapidly than currently available clot dissolvers, which act indirectly to dissolve clots. In addition, alfimeprase’s thrombolytic activity appears to be localized to the site of delivery because it is rapidly inactivated by alpha-2 macroglobulin, a naturally occurring protein in the blood, as it moves away from the site of delivery and into the general blood circulation. Because we believe its activity is localized to the site of delivery, it is possible that alfimeprase will pose less risk of systemic bleeding than currently available clot dissolvers.

Alfimeprase in catheter occlusion

In June 2007, we announced our decision to move forward with the development of alfimeprase for catheter occlusion (CO) to investigate whether a single, higher, more concentrated dose of alfimeprase will generate clinical results we believe necessary for commercial success. In August 2007, we re-initiated the SONOMA-3 (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase-3) trial with a modified protocol, evaluating a single 10 mg dose of alfimeprase with a concentration of 5 mg/mL in up to 100 patients. The primary endpoint in this Phase 2 open-label trial is restoration of catheter function at 15 minutes. We expect to complete enrollment and provide top-line data from this proof-of-concept trial in the first half of 2008. In December 2007, we reported full data from the first Phase 3 trial in the CO program, SONOMA-2, at the American Society of Hematology 49th Annual Meeting and Exposition. In the SONOMA-2 trial, alfimeprase restored catheter function in patients with occluded catheters within 15 minutes in 34.3 percent of patients in the alfimeprase group versus 21.6 percent in the placebo group with a p-value of 0.022. While alfimeprase restored catheter function in a greater number of subjects than placebo, it did not meet the more stringent p-value required for a single pivotal trial, less than or equal to 0.00125 at 15 minutes. P-values are used to indicate the probability that results observed in two different samples are different due to chance alone, as opposed to a benefit due to the intervention, such as treatment with alfimeprase.

Alfimeprase in acute ischemic stroke

In June 2007, we announced our decision to move forward with the development of alfimeprase for acute ischemic stroke. In December 2007, we initiated the Phase 2 CARNEROS-1 (Catheter Directed Alfimeprase for Restoration of Neurologic Function and Rapid Opening of Arteries in Stroke) proof-of-concept trial with alfimeprase in patients with acute ischemic stroke. CARNEROS-1 is a multi-center, open-label, dose escalation study beginning with doses of 1 mg, 5 mg and 10 mg, that will enroll up to 100 patients within three to nine hours of stroke onset.

Alfimeprase in acute peripheral arterial occlusion

We are not pursuing development in acute peripheral arterial occlusion at this time based on the Phase 3 results from the NAPA study announced in December 2006, where alfimeprase did not achieve its primary efficacy endpoint.

NU172

NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to stimulate blood clot formation in the setting of medical procedures where human blood is exposed to foreign materials. Specifically, we are studying NU172 for use as a potential short-acting anticoagulant during procedures such as coronary artery bypass graft surgery and percutaneous interventions. Data from early animal models suggest that NU172 has the potential for predictable anticoagulant effects, rapid onset and offset of action, and avoidance of heparin-induced thrombocytopenia. NU172 is currently being evaluated in a Phase 1 proof-of-concept trial, and we expect to provide data from this trial in the first half of 2008.

We are developing NU172 through a collaboration with Archemix Corporation, under which we are responsible for development and worldwide commercialization of NU172 and other potential product candidates that may be developed under this collaboration. In February 2008, we paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific regulator of the GI epithelial cell function as demonstrated in early animal studies. Preclinical studies suggest it can promote growth and repair in animal models of radiation or cancer chemotherapy induced gastrointestinal injury, as well as in animal models of inflammatory bowel disease. We expect to enroll the first patient in our Phase 1 trial of NU206 in the first half of 2008.

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited (Kirin) for the development and commercialization of NU206. All operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin.

Research Programs

In addition to our clinical and development-stage drug candidates, we have active research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

Leukemia Therapeutic Antibody Program

We are developing monoclonal antibody (mAbs) candidates discovered by our leukemia therapeutic antibody program. We are completing preclinical studies with a series of chimeric mAbs to select drug candidates for the treatment of chronic lymphocytic leukemia (CLL) and acute mylogenous leukemia (AML).

Through our genomic discovery effort, we have identified three new mAb targets for leukemia. We have generated a series of high affinity and selective mAbs against cell surface receptors restricted to lymphoid and myeloid cells. These mAbs are potent in cytotoxic assays and murine (mouse) cancer models. Our lead mAb was developed against the extra cellular domain of the CD2-related cell surface receptor, NTB-A. NTB-A is a novel cell surface receptor that is primarily expressed on lymphoid cells, including B lymphocytes from CLL and lymphoma patients. We have generated a NTB-A mouse-human chimeric antibody (IgG1) and conducted extensive ex vivo and preclinical studies. NTB-A mAb is a potent cytotoxic agent against B lymphocytes from CLL patients. NTB-A mAb also acts as a potent anti-cancer agent in mouse xenograft models. In addition to NTB-A mAb, we identified two mAb targets that we are currently studying for the treatment of AML. We have developed mAbs (NU2444 and NU10458) against both targets, conducted ex vivo cytotoxic assays on blast cells from AML patients and generated a chimeric mAb, which are currently being assessed in murine tumor models.

Wnt Therapeutics Program

We have identified several drug candidates as part of our Wnt therapeutic program. Our lead candidate in this program is NU206, a Wnt regulator also known as R-Spondin1 (RSpo1). NU206 is the focus of our collaboration with Kirin. Our Wnt therapeutics program targets a broad range of indications where cell regeneration and differentiation are important to disease processes, such as gastrointestinal disease, bone disorders, wound healing and cancer.

The Wnt signaling pathway is critical for regulating cell growth and differentiation during homeostasis and pathogenesis. We have developed a comprehensive approach to target key receptors and secreted proteins that modulate the Wnt pathway. In addition, we have produced mAbs and secreted recombinant proteins with biological activity in cellular assays and animal disease models. Potential indications include: Inflammatory Bowel Disease (IBD), peptic ulcers, mucositis, wound healing, and cancer, as well as bone disorders and osteolytic lesions caused by osteoarthritis and multiple myeloma.

The R-Spondin (RSpo) family of secreted proteins can be used to enhance endogenous Wnt signaling in vivo and, therefore, can provide therapeutic potential in diseases that are dependent on the Wnt pathway for restoration of homeostasis or tissue repair. RSpo proteins are highly potent therapeutic agents in murine colitis and mucositis models and are currently being assessed in additional indications including wound healing, osteolytic lesions and cancer.

RSpo proteins are novel regulators of the Wnt pathway and were first identified by Nuvelo as potent gastrointestinal mitogens in transgenic mice. We have recently demonstrated that RSpo proteins regulate the Wnt pathway by antagonizing the Wnt inhibitor DKK1 and subsequently control the cell surface levels of LRP5/6. Numerous studies have implicated DKK1 as a key negative regulator in bone remodeling in diseases such as osteoarthritis and multiple myeloma. Therefore, RSpo proteins have the potential to be exciting therapeutic options to improve bone restoration.

In addition to RSpo proteins, we are currently developing mAbs against DKK1 and key receptors in Wnt signaling including LRP6, LRP5 and Frizzled receptors. We have identified a series of mAbs against LRP6 that block DKK1 inhibition in cellular assays.

Our Strategy

We are focused on building a sustainable, fully-integrated business based on the discovery, development and commercialization of therapies that can be sold by a specialty sales force.

Leverage our expertise in cardiovascular disease and other debilitating medical conditions to advance our clinical development programs

We are primarily focused on the development of acute, hospital-based, cardiovascular drug candidates. We believe this portfolio leverages our expertise in cardiovascular drug development, enabling us to pursue a more rapid path toward drug commercialization.

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

Research and Development Collaborations

Expenditures for research and development were $42.7 million, $89.4 million and $57.8 million in 2007, 2006 and 2005, respectively. Our significant research and development collaborations are as follows:

Amgen

In October 2004, we obtained worldwide rights to develop and commercialize alfimeprase from Amgen Inc., in exchange for the future payment to Amgen of future development milestones and royalties. Future milestone payments under the license agreement could total as much as $35.0 million, although we currently cannot predict if or when any of these additional milestones will be achieved.

Archemix

In July 2006, we expanded our collaboration with Archemix Corporation, a privately held biotechnology company located in Cambridge, Massachusetts, by entering into a new agreement with them, which replaces the former 50/50 collaboration signed in January 2004. Under the new agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. In August 2006, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In February 2008, we paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172. In addition, we are obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the shares issued by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the 2006 collaboration agreement. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Kirin Pharma Company, Limited

In March 2005, we entered into a collaboration agreement with Kirin for the development and commercialization of NU206. In accordance with the terms of this agreement, the Company received a $2.0 million upfront cash payment from Kirin in April 2005, and we agreed to lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

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

In 2007, we suspended our clinical development of rNAPc2, which could impact our current relationship and license with Dendreon.

Bayer

In June 2007, we agreed to terminate our January 2006 collaboration with Bayer for the development and commercialization of alfimeprase. As part of our termination agreement with Bayer, we also granted Bayer the one-time option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indications. The period during which Bayer may exercise the one-time option begins upon our making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises this option, Bayer is required to make a $15.0 million non-refundable payment to us and we and Bayer are required to enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

Manufacturing

In June 2005, we entered into a development and validation agreement with Avecia Limited for the scaled-up manufacturing process for alfimeprase. In accordance with the terms of that agreement, Avecia agreed to conduct process development and validation work for the manufacture of alfimeprase bulk drug substance, in accordance with FDA regulations. In accordance with the terms of our license agreement with Amgen, Amgen transferred the technology necessary for the manufacture of alfimeprase bulk drug substance to Avecia. While we currently believe we have enough supplies of alfimeprase to complete our ongoing and anticipated near-term trials, additional supplies may be necessary for future trials and trials in other indications. We do not have an agreement in place for the commercial-scale manufacture of alfimeprase final drug product. On June 30, 2007, we entered into an agreement with Avecia, in which we and Avecia waived any obligations and liabilities between us for additional payment, refund, rework or replacement associated with batches of alfimeprase manufactured before June 30, 2007, with the exception of two batches. We subsequently determined that one of the two batches could not be released for clinical use.

We have not yet determined whether we will continue the manufacture of clinical supplies of alfimeprase with Avecia. We also are evaluating third-party manufacturers for the clinical filling and finishing of future supplies of alfimeprase. Additionally, we have no long-term supply agreements in place for the manufacture of NU172 or NU206.

Patents and Trade Secrets

We own or have rights in a number of patents and patent applications relating to each of our clinical candidate molecules, and we also own or have acquired rights in many of our preclinical molecules and technologies. The table below shows the estimated year that the primary patent for each of our clinical candidate molecules expires:

Clinical Molecule	Territory	Anticipated Expiration
Alfimeprase	U.S.	2019
Alfimeprase	Europe	2020
NU172	U.S.	2026
NU172	Europe	2026
NU206	U.S.	2021
NU206	Europe	2022

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

We place a high value on our trade secrets. To protect these trade secrets, we typically require employees to enter into a confidentiality agreement upon commencing employment. In addition, we generally require our consultants, licensing and collaboration partners, and scientific advisors to enter into confidentiality agreements. There can be no assurance, however, that these confidentiality agreements will be honored or that we can effectively protect our rights to such unpatented trade secrets. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Competition

The biopharmaceutical industry is intensely competitive, which is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. The competitors for our drugs currently in development will vary depending on the particular indication pursued, and may include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our first product candidate, alfimeprase, is a clot dissolver. If this drug candidate is approved, it could face competition from other drugs and devices that are used to dissolve clots. Competition differs depending on the indication and includes, for example, alteplase, an approved

Genentech, Inc. product, reteplase, an approved PDL BioPharma, Inc. product, and devices such as Possis Medical, Inc.’s AngioJet® and Concentric Medical, Inc.’s Merci® Retriever. Our second product candidate, NU172, if approved, could face competition from the paired dosing of heparin and its antidote, protamine, as well as Angiomax® bivalirudin, from The Medicines Company. Our third product candidate, NU206, if approved for the treatment of mucositis, could face competition from drugs such as palifermin, an approved Amgen product.

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

Human Resources

As of December 31, 2007, we had 76 full-time equivalent employees, 33 of whom hold Ph.D., M.D., J.D., or other advanced degrees. Approximately 54 of these employees are engaged in research and development activities, and approximately 22 are engaged in finance, legal, human resources and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS RELATED TO OUR BUSINESS

We may not be able to develop and commercialize any of our drug candidates successfully.

Our clinical-stage drug candidate, alfimeprase, did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion, or PAO, and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, or CO. All clinical trials for alfimeprase were suspended in December 2006. We subsequently reported our decision to close the suspended PAO trial.

In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase, and dosed our first patient in that trial in August 2007. We expect to announce top line results from that trial in the first half of 2008. This is the first time we have conducted a clinical trial in CO with this higher, more concentrated dose of alfimeprase. We cannot predict whether this dose will result in a positive Phase 2 trial in CO, or whether we will be able to further develop alfimeprase in this indication successfully. In the second quarter of 2007, we also reported our decision to pursue alfimeprase for the treatment of stroke in a Phase 2 clinical trial, and dosed our first patient in that trial in December 2007. This is the first time we have conducted a clinical trial with alfimeprase for the treatment of stroke. We cannot predict whether we will be able to successfully complete this trial, or be able to develop alfimeprase in this indication successfully. If we are unable to further develop alfimeprase for any reason, our business, results of operations and financial condition will be affected in a materially adverse manner.

In August 2007, we announced the suspension of our clinical development of our drug candidate, rNAPc2, for the treatment of metastatic colorectal cancer and acute coronary syndromes.

In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating doses of NU172. This is the first time we have conducted a clinical trial with NU172. We cannot predict whether we will be able to complete this trial, or whether it will be successful.

In November 2007, we announced that we have successfully concluded our discussions with the FDA and now have regulatory clearance to begin clinical evaluation of NU206. We cannot predict whether we will be able to successfully initiate a trial for NU206, and if we do, whether it will be successful.

All of our other potential products and programs, including our research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics, are currently in research or preclinical development, and revenues from the sales of any products may not occur for several years, if at all. If we are unable to successfully develop and commercialize our products, our business, results of operations and financial condition will be affected in a materially adverse manner.

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

In January 2003, we merged with Variagenics, and we may merge with or acquire other companies in the future. The success of any merger or acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company with our business. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies and/or our subsidiary include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	using the merged or acquired company’s liquid capital and other assets efficiently to develop the business of the combined company;

•	appropriately managing any liabilities of the acquired company;

•	diverting management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

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

Our clinical trials for our products may not yield results that will enable us to further develop our products and obtain the regulatory approvals necessary to sell them.

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

In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of stroke in a Phase 2 clinical trial, and dosed our first patient in that trial in December 2007. We have never completed a successful trial in the stroke indication, and may be unable to do so successfully. In the second quarter of 2007, we also reported our decision to pursue alfimeprase for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase, and dosed our first patient in that trial in August 2007. We expect to announce top line results from that trial in the first half of 2008. We cannot predict whether our use of a single higher and more concentrated dose of alfimeprase in the treatment of CO will result in a positive Phase 2 trial in CO. In the second quarter of 2007, we also reported our decision to close the suspended PAO trial. In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating doses of NU172. We have never before conducted a human trial of NU172, and may be unable to do so successfully.

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

If we fail to maintain existing licenses, or fail to develop new collaborations, our business will be harmed.

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

In June 2007, we agreed to terminate our January 2006 collaboration with Bayer for the development and commercialization of alfimeprase. As part of our terminated agreement with Bayer, we agreed to waive Bayer’s obligation to provide us twelve months’ notice of termination in consideration of Bayer’s agreement to pay us a lump sum of $15.0 million. We also granted Bayer the one-time option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indications. The period during which Bayer may exercise the one-time option begins upon our making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises this option, Bayer is required to make a $15.0 million non-refundable payment to us and we and Bayer are required to enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million upfront payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement. We cannot predict whether Bayer will ever be in a position to exercise its option to reacquire rights in alfimeprase, or if it is, whether Bayer will exercise it. As a result of the termination of the Agreement, we are now responsible for all costs and expenses associated with the development of alfimeprase.

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

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. In November 2007, we announced that we have successfully concluded our discussions with the FDA and now have regulatory clearance to begin clinical evaluation of NU206. All operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or we or Kirin elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. Our 2001 collaboration agreement with Kirin for research and development of secreted proteins expired in December 2005 in accordance with its terms.

On July 31, 2006, we entered into an agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. Under the agreement, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first six years of the agreement. In addition, we may have to make payments to Archemix totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating doses of NU172, and we made the related $1 million milestone payment to Archemix in February 2008. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Nuvelo also is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement. On July 25, 2007, Archemix filed an S-1 registration statement with the SEC, a preliminary prospectus for an initial public offering. However, on February 6, 2008, Archemix filed with the SEC to request for a withdrawal of this registration statement because of unfavorable market conditions.

Due to the factors discussed above and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing alfimeprase, NU172, NU206 or other preclinical product candidates, or we may become involved in litigation or arbitration with our partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price. Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

We do not have the resources, facilities or experience to manufacture our drug candidates on our own. We rely, and will continue to rely, on third parties, such as contract research and manufacturing organizations, to manufacture our drug candidates for clinical trials, and, if our products are approved, in quantities for commercial sales. We currently rely on a number of sole-source service providers and suppliers to manufacture bulk drug substance, fill and finish our drug product candidates, and label and package them, and we do not have long-term supply agreements with these third-party manufacturers. We may not be able to finalize contractual arrangements, transfer technology or maintain relationships with such organizations in order to file an investigational new drug application, or IND, with the FDA, and proceed with clinical trials for any of our drug candidates.

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

Since NU172 is in Phase 1 clinical trials, and NU206 is moving into the clinical trial phase, we will initially depend on third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into and intend to enter into additional contractual relationships with third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file INDs with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

We set goals for and make public statements regarding the timing of certain accomplishments, such as the commencement and completion of clinical trials and the disclosure of trial results, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected, and the price of our shares will decline.

The success of our potential products in research and preclinical studies does not guarantee that these results will be replicated in humans.

Several of our drug development programs are currently in the research stage or in preclinical development, including our research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics. Although our clinical development-stage drug candidates have shown favorable results in preclinical studies, these results may not be replicated in our clinical trials with humans. Before we make any products available to the public from our research and development programs, we or our collaboration partners will need to conduct further research and development and complete laboratory testing and animal studies. These programs may not move beyond their current stages of development. Even if our research does advance, we will need to engage in certain additional preclinical development efforts to determine whether a product is sufficiently safe and effective to enter clinical trials. We have little experience with these activities with respect to protein candidates and may not be successful in developing these products. Consequently, there is no assurance that the results in our research and preclinical studies are predictive of the results that we may see in our clinical trials with humans or that they are predictive of whether any resulting products will be safe and effective in humans.

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

We face intense competition.

The biopharmaceutical industry is intensely competitive, which is accentuated by the rapid pace of technological development. Our products, if successfully developed, will compete with a number of traditional drugs and therapies and with new products currently under development. We also expect to face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render our potential products obsolete even before they begin to generate any revenue. The competitors for our drugs currently in development will vary depending on the particular indication pursued, and may include major pharmaceutical, medical device and biotechnology firms, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Our clinical-stage product candidate, alfimeprase, is a clot dissolver. If approved, it could face competition from other drugs and devices that are used to dissolve clots. Competition differs depending on the indication and includes, for example, alteplase, an approved Genentech, Inc. product, reteplase, an approved PDL BioPharma Inc. product and devices such as Possis Medical Inc.’s AngioJet® and Concentric Medical Inc.’s Merci® Retriever. Our clinical-stage product candidate, NU172, is an anticoagulant that has the potential for predictable anticoagulant effects and rapid self-reversal. If approved, it could face competition from other drugs or devices that are used as anticoagulants. Competition differs depending on the indication and includes, for example, heparin and its antidote, protamine, as well as Angiomax® bivalirudin, an approved product of The Medicines Company.

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

We will need to raise significant additional capital to finance the research and clinical development of our drug product candidates. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock. Financing may be unavailable when we need it or may not be available on acceptable terms. As an example, if the minimum volume weighted-average price for our common stock is below $2.50 per share, which was the case as of December 31, 2007, we may be unable to sell stock to Kingsbridge Limited under the CEFF. The unavailability of financing may require us to delay, scale back or eliminate expenditures for the research and development of our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•	any business transactions or arrangements through which the Company acquires or purchases new products, product candidates or other companies;

•

our ability to maintain, and the financial commitments involved in, our existing collaborative and licensing arrangements, including our ability to continue to receive cost-sharing reimbursements from Kirin;

•	progress in current and anticipated clinical studies of our products, including alfimeprase, NU172 and NU206;

•	our need to develop, acquire or license new technologies or products;

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

Historically, our stock price has been extremely volatile. Between January 1, 2006 and December 31, 2006, the price ranged between a high of $20.98 per share and a low of $3.35 per share. In December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of acute peripheral arterial occlusion and catheter occlusion, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement. Between January 1, 2007 and December 31, 2007, the price ranged between a high of $6.63 per share and a low of $1.26 per share. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

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

We have a significant accumulated deficit and anticipate continuing losses.

We have incurred significant net losses, including $71.6 million in 2005, $130.6 million in 2006 and $12.3 million in 2007. As of December 31, 2007, we had an accumulated deficit of $470.5 million and we anticipate continuing losses for the foreseeable future.

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

Moreover, utilization of our net operating loss and research and development credit carryforwards are subject to an annual limitation under the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions, as a result of certain transactions that we have entered into prior to 2006. It is also possible that future transactions that we enter into, when considered in connection with other transactions, could result in a “change in ownership” and further limit our ability to utilize these carryforwards for purposes of these provisions.

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

We may face fluctuations in operating results.

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	any business transactions or arrangements through which the Company acquires or purchases new products or product candidates;

•	the amount of research and development we engage in;

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

In addition, as a result of our adoption of SFAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing future awards change over time, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.

All of our potential products are currently in research, preclinical or clinical development, and revenues from the sales of any products resulting from this research and development may not occur for several years, if at all. We have a significant amount of fixed costs such as lease obligations, and certain charges to our statement of operations are dependent on movements in the price of our common stock, which historically has been and is likely to remain highly volatile. As a result, we may experience fluctuations in our operating results from quarter to quarter and continue to generate losses. Quarterly comparisons of our financial results may not necessarily be meaningful, and investors should not rely upon such results as an indication of our future performance. In addition, investors may react adversely if our reported operating results are less favorable than in a prior period or are less favorable than those anticipated by investors or the financial community, which may result in a drop in the market price of our common stock.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2007, we had 53,421,516 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of December 31, 2007, our directors, officers and greater than five percent stockholders held approximately six percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of December 31, 2007, we had approximately 13,015,043 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in these 13,015,043 shares are (i) 5,888,504 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 773,539 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 86,000 shares of our common stock issuable under restricted stock units, (iv) 5,759,732 shares of our common stock reserved for future grants under our 2004 Equity Incentive Plan, and (v) 507,268 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of December 31, 2007, outstanding options to purchase 4,512,084 shares of common stock were exercisable, and no restricted stock units have been vested. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of December 31, 2007, 850,224 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

Under the August 2005 committed equity financing facility, or CEFF, that we entered into with Kingsbridge Capital Ltd., and related stock purchase and registration rights agreements, we may periodically sell up to $75.0 million in shares of our common stock, not to exceed 8,075,000 shares, to Kingsbridge over a three-year period, subject to certain conditions and restrictions. In the fourth quarter of 2005, under this CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. If we can satisfy certain conditions and requirements, including the condition of a minimum volume weighted average price for our common stock of $2.50 per share, we may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility. Should we sell further securities under the CEFF, it could have a dilutive effective on the holdings of our current stockholders and may result in downward pressure on the market price of our common stock.

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

Our investments in marketable debt securities are subject to credit risk that may adversely affect their fair value.

We maintain a significant portfolio of investments in marketable debt securities, which are recorded at fair value. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments, mortgage-backed securities or auction rate securities, and we have not recorded any losses on our securities due to credit or liquidity issues. In 2007, rising delinquency and default rates on subprime mortgages and declining home prices had caused a significant decline in the value of residential mortgage-backed securities, which had negatively impacted the entire credit market in the U.S. In recent months, certain other financial instruments had also sustained downgrade in credit ratings and decline in value. Further deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio.

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

RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL MATTERS

We are party to securities litigation, and defending these lawsuits could hurt our business. The volatility of the market price of our securities could engender additional class action securities litigation.

Following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared to a closing price of $19.55 on the trading day prior to the announcement. On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court granted our motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. We filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to our motion to dismiss on February 4, 2008. The motion to dismiss the consolidated complaint is still pending. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

In addition, Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will not be material to our financial position or results of operations, and that any loss, settlement payment or attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. Because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. While a new complaint has not been filed against us, there are several “focus” cases against other Issuers in which new complaints have been filed. In these cases the defendant Issuers have moved to dismiss the complaints and have also opposed plaintiffs revised motions for class certification. We and other defendant issuers have been advised that the plaintiffs intend to file second, amended, consolidated complaints against us and the other defendant issuers at some point. If such a complaint is filed, we intend to file another motion to dismiss. We could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and in the event there is an adverse outcome, our business could be harmed.

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

In January 2005, we entered into a seven-year facility lease agreement for 61,826 square feet of industrial space at 201 Industrial Road in San Carlos, California, which became our primary headquarters in September 2005. The lease commenced on September 1, 2005 and contains an option to cancel the lease after five years upon payment of certain amounts specified in the lease, two options to extend the lease for five additional years, each at 95% of the then-current fair market rental rate (but not less than the existing rental rate), rights of first refusal over all vacant space in the building during the first two years of the lease, and an expansion option for a specified amount of space. In March 2006, the lease was amended to provide for the exercise of our expansion option over 7,624 square feet of rentable space, for which the related lease rental payments commenced in August 2006. In January 2008, we entered into a sublease agreement, pursuant to which a subtenant leases from us approximately 6,754 square feet of space available in the San Carlos facility from February 2008 to January 2011. The term of the sublease can be extended by the subtenant for three additional periods of one year each, subject to certain conditions contained in the sublease agreement. We believe that our current facilities are adequate for our needs for the foreseeable future.

We also lease approximately 139,000 square foot of space at 985 Almanor Avenue in Sunnyvale, California, which expires in May 2011. In December 2006, we exited this facility and have no intention of reoccupying it.

Item 3.	Legal Proceedings

On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court granted our motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. We filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to our motion to dismiss on February 4, 2008. The motion to dismiss the consolidated complaint is still pending. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

On March 19, 2007, we received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, we filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. Plaintiffs filed oppositions to our demurrer, and we have subsequently filed replies to Plaintiffs’ oppositions. The Court heard this motion on July 30, 2007, and granted our demurrer, but also granted plaintiffs the opportunity to file an amended complaint. Plaintiffs filed an amended complaint on October 15, 2007. We filed our reply to their amended complaint on December 6, 2007. The Court heard the motion on December 17, 2007. On January 2, 2008, the Superior Court for California, San Mateo County, entered final judgment dismissing in its entirety, with prejudice, the second amended consolidated derivative complaint.

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities

Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003. On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. However, because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. While a new complaint has not been filed against us, there are several “focus” cases against other Issuers in which new complaints have been filed. In these cases the defendant Issuers have moved to dismiss the complaints and have also opposed plaintiffs revised motions for class certification. We and other defendant issuers have been advised that the plaintiffs intend to file second, amended, consolidated complaints against us and the other defendant issuers at some point. If such a complaint is filed, we intend to file another motion to dismiss. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and, in the event of an adverse outcome, our business could be harmed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007.

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

	High	Low
Year ended December 31, 2006
First quarter	$18.71	$8.16
Second quarter	18.20	14.15
Third quarter	20.98	15.13
Fourth quarter	20.37	3.35

Year ended December 31, 2007
First quarter	$4.12	$3.04
Second quarter	6.63	2.55
Third quarter	3.03	1.52
Fourth quarter	2.70	1.26

As of December 31, 2007, there were approximately 189 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Global Market for our common stock was $1.83 per share. On March 10, 2008, the last sale price reported on the Nasdaq Global Market for our common stock was $1.36 per share.

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Information relating to our equity compensation plans under which our equity securities are authorized for issuance is included in Item 12 of Part III of this Annual Report.

Stock Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock, for the period from January 1, 2003 through December 31, 2007, with the comparable return of three indexes: the Amex Biotechnology, NASDAQ Biotechnology and NASDAQ Composite. We have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The graph assumes you invested $100 in our common stock and in each of the indices on December 31, 2002. The stock price performance on the graph below is not necessarily indicative of future price performance.

		12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Nuvelo, Inc.	Return %		302.28	-6.20	-17.67	-50.69	-54.26
	Cum $	100.00	402.28	377.35	310.68	153.19	70.08

Amex Biotechnology	Return %		44.91	11.05	25.11	10.77	4.28
	Cum $	100.00	144.91	160.92	201.32	223.01	232.54

NASDAQ Biotechnology	Return %		45.74	6.11	2.82	1.01	4.59
	Cum $	100.00	145.74	154.64	159.01	160.62	167.99

NASDAQ Composite	Return %		50.79	9.16	2.12	10.39	13.87
	Cum $	100.00	150.79	164.60	168.08	185.55	211.29

As of December 31, 2007, the closing price of our common stock was $1.83 per share.

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenues	$46,861	$3,888	$545	$195	$1,024
Loss from continuing operations	(12,301)	(132,777)	(71,611)	(48,942)	(46,229)
Discontinued operations, including loss on disposal	—	—	—	(3,547)	(3,958)
Cumulative effect of change in accounting principle	—	2,224	—	—	—
Net loss	(12,301)	(130,553)	(71,611)	(52,489)	(50,187)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.23)	$(2.58)	$(1.73)	$(1.59)	$(2.19)
Discontinued operations	—	—	—	(0.11)	(0.18)
Cumulative effect of change in accounting principle	—	0.04	—	—	—
Basic and diluted net loss per share	(0.23)	(2.54)	(1.73)	(1.70)	(2.37)
Weighted average shares used in computing basic and diluted net loss per share	53,333	51,451	41,279	30,874	21,054

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, marketable securities and restricted cash	$103,567	$153,126	$70,336	$50,625	$34,189
Working capital	81,799	122,496	49,582	45,261	25,772
Total assets	120,683	184,405	108,046	79,264	57,809
Bank loans	—	1,492	3,032	2,600	—
Notes payable	—	—	4,000	4,000	6,600
Related party line of credit	—	2,292	5,042	7,792	10,542
Other non-current liabilities	34,837	70,598	11,315	1,992	6,631
Accumulated deficit	(470,513)	(458,212)	(327,659)	(256,048)	(203,559)
Total stockholders’ equity	67,659	69,843	56,764	45,589	22,701

Factors affecting the comparability of information between 2006 and 2007 were (i) the termination of the license and collaboration agreement with Bayer HealthCare AG (Bayer) effective June 30, 2007, resulting in the recognition in revenue of $44.9 million, the remaining unamortized balance of the $50.0 million up-front license fee received from Bayer in January 2006, and (ii) a restructuring charge of $2.3 million as a result of a reduction in force of approximately 30% in the third quarter of 2007.

Factors affecting the comparability of information between 2005 and 2006 were (i) our public offering in February 2006 in which an aggregate of approximately 7.5 million shares of common stock were sold for net proceeds of approximately $112.0 million, (ii) our entry into a license and collaboration agreement with Bayer in January 2006 for the global development and commercialization of alfimeprase, under which we received a $50.0 million up-front cash payment that was being recognized as revenue over the related performance period until September 2020, (iii) the expensing of $21.2 million of previously capitalized clinical trial supplies, and (iv) charges of $21.1 million for net future lease costs and $3.4 million for the impairment of leasehold improvements related to the exit in December 2006 of our facility at 985 Almanor Avenue in Sunnyvale, California.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular disease, cancer and other debilitating medical conditions. Our development pipeline includes alfimeprase, a direct-acting fibrinolytic in Phase 2 development for the potential treatment of thrombotic-related disorders including acute ischemic stroke and catheter occlusion (CO); NU172, a direct thrombin inhibitor in Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures; and preclinical candidate NU206 for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease. In addition, we have research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics to further expand our pipeline and create additional partnering and licensing opportunities.

On August 1, 2007, we announced that we were reducing our workforce by approximately 30 percent and realigning our organization to focus on core development programs that we believe will produce nearest-term proof-of-concept data. As a result of the reduction in workforce, we have less than 80 employees, a reduction of 45 percent from year end 2006. In addition, we announced plans to continue development of alfimeprase, NU206 and NU172 and decided to suspend development of rNAPc2 in all indications including cancer and acute coronary syndromes. As a result of the restructuring plan, we recorded a restructuring charge in the third quarter of 2007 of $2.3 million, primarily associated with personnel-related termination costs.

Alfimeprase

Alfimeprase is a recombinant direct acting fibrinolytic (rDAF) that has the potential to rapidly dissolve blood clots through a unique mechanism of action — it directly degrades fibrin, a protein that provides the scaffolding for blood clots. In addition, alfimeprase’s thrombolytic activity appears to be localized to the site of delivery because it is rapidly inactivated by alpha-2 macroglobulin, a naturally occurring protein in the blood, as it moves away from the site of delivery and into the general blood circulation. In December 2006, we completed the first trial in each of our Phase 3 programs evaluating alfimeprase in acute peripheral arterial occlusion (PAO) and CO. These trials did not meet their primary endpoints, and we suspended the second Phase 3 trials in these programs pending further analyses and discussions with outside experts, data safety monitoring boards and regulatory agencies, as well as with our partner, Bayer HealthCare AG (Bayer).

In June 2007, we terminated our collaboration with Bayer (see further discussion below), and we announced our decision to move forward with the development of alfimeprase for the potential treatment of multiple blood clot-related disorders, such as catheter occlusion (CO) and acute ischemic stroke.

In CO, we are investigating whether a single, higher, more concentrated dose of alfimeprase will generate clinical results we believe necessary for commercial success. In August 2007, we re-initiated the SONOMA-3 (Speedy Opening of Non-functional and Occluded catheters with Mini-dose Alfimeprase-3) trial with a modified protocol, evaluating a single 10 mg dose of alfimeprase with a concentration of 5 mg/mL in up to 100 patients. The primary endpoint in this Phase 2 open-label trial is restoration of catheter function at 15 minutes. We expect to complete enrollment and provide top-line data from this proof-of-concept trial in the first half of 2008. In addition, we reported full data from the first Phase 3 trial in the CO program, SONOMA-2, in which we evaluated a lower dose of alfimeprase, at the American Society of Hematology 49th Annual Meeting and Exposition in December 2007. In the SONOMA-2 trial, alfimeprase restored catheter function in patients with occluded catheters within 15 minutes in 34.3 percent of patients in the alfimeprase group versus 21.6 percent in the placebo group with a p-value of 0.022. While alfimeprase restored catheter function in a greater number of subjects than placebo, it did not meet the more stringent p-value required for a single pivotal trial, less than or equal to 0.00125 at 15 minutes. P-values are used to indicate the probability that results observed in two different samples are different due to chance alone, as opposed to a benefit due to the intervention, such as treatment with alfimeprase.

In December 2007, we initiated the Phase 2 CARNEROS-1 (Catheter Directed Alfimeprase for Restoration of Neurologic Function and Rapid Opening of Arteries in Stroke) proof-of-concept trial with alfimeprase in patients with acute ischemic stroke. CARNEROS-1 is a multi-center, open-label, dose escalation study beginning with doses of 1 mg, 5 mg and 10 mg, that will enroll up to 100 patients within three to nine hours of stroke onset.

With respect to acute peripheral arterial occlusion (PAO), we are not pursuing development in acute PAO at this time based on the Phase 3 results from the NAPA study announced in December 2006, where alfimeprase did not achieve its primary efficacy endpoint.

In June 2007, we agreed to terminate our January 2006 collaboration with Bayer for the development and commercialization of alfimeprase. As part of our termination agreement with Bayer, we agreed to waive Bayer’s obligation to provide us twelve months’ notice of termination in consideration of Bayer’s agreement to pay us a lump sum of $15.0 million. We also granted Bayer the one-time option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indications. The period during which Bayer may exercise the one-time option begins upon our making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises this option, Bayer is required to make a $15.0 million non-refundable payment to us, and we and Bayer are required to enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million up-front payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

NU172

NU172 is an aptamer that was designed to directly inhibit thrombin’s ability to stimulate blood clot formation in the setting of medical procedures where human blood is exposed to foreign materials. Specifically, NU172 is being studied for use as a potential short-acting anticoagulant during procedures such as coronary artery bypass graft surgery and percutaneous interventions. Data from early animal models suggest that NU172 has the potential for predictable anticoagulant effects, rapid onset and offset of action, and avoidance of heparin-induced thrombocytopenia. NU172 is currently being evaluated in a Phase 1 proof-of-concept trial, and we expect to provide data from this trial in the first half of 2008.

We are developing NU172 through a collaboration with Archemix Corporation, under which we are responsible for development and worldwide commercialization of NU172 and other potential product candidates that may be developed under this collaboration. In August 2006, we made an up-front license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In February 2008, we paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. We are also obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific regulator of the GI epithelial cell function as demonstrated in early animal studies. Preclinical studies suggest it can promote growth and repair in animal models of radiation or cancer chemotherapy induced gastrointestinal injury, as well as in animal models of inflammatory bowel disease. We expect to enroll the first patient in our Phase 1 trial of NU206 in the first half of 2008.

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. Under this agreement, we received a $2.0 million up-front cash payment from Kirin in April 2005, and we agreed to lead worldwide development, manufacturing and commercialization of the compound. All operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or Kirin or we elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Research Programs

In addition to our clinical and development-stage drug candidates, we have active research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

Results of Operations

Contract Revenues

Contract revenues were $46.9 million in 2007, compared to $3.9 million in 2006 and $0.5 million in 2005. The $43.0 million increase in 2007 from 2006 was primarily due to the recognition of the remaining unamortized balance of the $50.0 million up-front license fee received from Bayer in January 2006, as a result of the termination of the collaboration agreement in June 2007, which totaled $44.9 million. The up-front license fee had been recorded as deferred revenue upon receipt and was being recognized on a straight-line basis over the performance period under the agreement, originally estimated to be through September 2020. The $3.4 million increase in 2006 from 2005 was primarily due to the recognition of revenue from the $50.0 million up-front license fee received from Bayer in January 2006.

We expect the amortization of existing deferred revenue in 2008 to be $0.3 million, due to the ongoing revenue recognition from an up-front license fee received from Kirin under the NU206 collaboration agreement. Our revenues may vary significantly from quarter to quarter as a result of any licensing or any collaboration activities, or the termination of existing collaborations. In the future, we may not be able to maintain existing collaborations, obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
		(In thousands)
Research and development	$42,654	$89,370	$57,778	(52%)	55%

Research and development (R&D) expenses primarily consist of clinical trial and drug manufacturing costs, R&D personnel costs, including related stock-based compensation expense, license, collaboration and royalty fees and allocated facilities expenses.

R&D expenses for our significant programs were as follows for the periods indicated (including up-front fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense):

Program	Since Inception	Years Ended December 31,
		2007	2006	2005
		(In millions)
Alfimeprase	$119.4	$8.3	$49.5	$34.8
NU172	$13.1	$8.0	$5.1	$—
NU206	$9.6	$3.6	$3.3	$2.7

The $46.7 million decrease in R&D expense in 2007 as compared to 2006 was primarily due to a significant decrease in alfimeprase development expenses of $41.2 million and reductions of $3.5 million in facilities expenses as a result of the exit charges accrued in December 2006 for the facility in Sunnyvale, California, and $0.9 million in employees’ stock-based compensation expense, partially offset by an increase in NU172 development expenses of $2.9 million.

The decrease in alfimeprase-related expenses in 2007 was largely due to a $19.0 million charge in 2006 to expense previously capitalized clinical trial supplies related to alfimeprase. The charge was based on a change in estimate related to alternative future uses triggered by the failure of the first trial in each of the two Phase 3 programs for alfimeprase to meet their primary endpoints in 2006. The decrease in 2007 was also due to a significant reduction in clinical trial related expenditures in 2007 as our two alfimeprase Phase 3 trials were suspended during the first half of 2007. Additionally, we entered into a Settlement Agreement with our contract manufacturer of alfimeprase in June 2007, pursuant to which certain obligations to this contract manufacturer we had previously accrued in 2006 were reversed. Accordingly, we recorded a credit to R&D expenses of approximately $2.9 million, net of cost sharing with our collaboration partner.

The $31.6 million increase in R&D expense in 2006 as compared to 2005 was primarily due to increases in expenses related to alfimeprase, NU172 and NU206 totaling $20.4 million, an increase of $6.5 million in expenses related to rNAPc2, of which the development was suspended in 2007, and an increase in employee stock-based compensation expense of $4.6 million as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The increase in alfimeprase-related expenses in 2006 was primarily due to the $19.0 charge in December 2006 as discussed above.

We expect alfimeprase-related expenses to increase in 2008, as compared to 2007, as we are now responsible for all costs and expenses associated with the development of alfimeprase and have again commenced patient enrollment in clinical trials.

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

General and Administrative Expenses

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
	(In thousands)
General and administrative	$20,762	$30,632	$15,805	(32%)	94%

General and administrative (G&A) expenses primarily consist of G&A personnel, including related stock-based compensation expense, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

The $9.9 million decrease in G&A expense in 2007 as compared to 2006 was primarily due to a decrease in personnel costs of $3.7 million, of which $1.5 million was related to employee stock-based compensation expense, as well as reductions of $2.5 million in commercialization-related expenses for alfimeprase and $2.4 million in facilities expenses as a result of the exit charges in 2006 for the facility in Sunnyvale, California.

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

We expect G&A expenses to be lower in 2008 as compared to 2007, as we have streamlined our infrastructure as a result of the reduction in force announced in August 2007 (see Restructuring Expense below).

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

Restructuring Expense

In August 2007, we announced a reduction of approximately 30% of our workforce, across our research, clinical development and administrative functions, to realign our organization to focus on core development programs that we believe will produce nearest-term proof-of-concept data. As a result, we recorded a restructuring expense of $2.3 million in 2007, including $1.4 million of termination benefits and $0.9 million of non-cash stock-based compensation expense.

Interest Income, Net

Net interest income was $6.6 million in 2007, as compared to $7.8 million in 2006 and $1.4 million in 2005. The decrease in net interest income in 2007 was primarily due to declining cash and investment balances and lower interest rates. The increase in net interest income in 2006 was primarily due to higher cash and investment balances and higher interest rates.

Cumulative Effect of Change in Accounting Principle

On October 1, 2006, we adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2), which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” Under previous guidance, the fair value of the warrant issued to Kingsbridge in August 2005 under our Committed Equity Financing Facility (CEFF) was recorded as a current liability in our balance sheet, due to a potential cash payment feature in the warrant. The current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. Under the new guidance in EITF 00-19-2, as we believe the likelihood of such a cash payment to be not probable, we do not need to recognize a liability for such obligations. Accordingly, a cumulative-effect adjustment of $2.2 million was made as of October 1, 2006, representing the difference between the initial fair value of this warrant and its fair value as of this date.

Net Loss

Since our inception, we have incurred significant net losses, and as of December 31, 2007, our accumulated deficit was $470.5 million. We incurred a net loss of $12.3 million in 2007, as compared to a net loss of $130.6 million in 2006. The decrease in net loss was primarily due to the recognition of the remaining unamortized balance of the Bayer up-front license payment in the second quarter of 2007 and a reduction in R&D and G&A expenses noted above. We incurred a net loss $130.6 million in 2006, as compared to $71.6 million in 2005. The increase in net loss resulted primarily from the increases in expenses noted above, including an $11.2 million increase in total employee stock-based compensation expense in 2006 as a result of the implementation of SFAS 123(R), partially offset by higher revenues and interest income.

We expect to continue to incur significant losses for the foreseeable future, as we continue development of our drug candidates. In addition, we expect to incur significant costs as we further expand research and development of potential biopharmaceutical product candidates and potentially in-license other drug candidates.

Liquidity and Capital Resources

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

	December 31, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$32,061	$60,335
Marketable securities	65,506	92,791
Restricted cash	6,000	—

	$103,567	$153,126

As of December 31, 2007, we had total cash and cash equivalents, marketable securities and restricted cash of $103.6 million, as compared to $153.1 million as of December 31, 2006. The decrease of $49.5 million resulted primarily from operating expenditures during the period.

As of December 31, 2007, all of our investments in marketable securities have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist of corporate debt and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$(45,958)	$(37,060)	$(59,035)
Investing activities	21,085	(62,064)	(1,175)
Financing activities	(3,401)	121,695	81,163

Net increase (decrease) in cash and cash equivalents	$(28,274)	$22,571	$20,953

Net cash used in operating activities was $46.0 million in 2007, as compared to $37.1 million in 2006 and $59.0 million in 2005. The increase of $8.9 million in 2007 was primarily due to the $50.0 million up-front license fee received from Bayer in 2006, partially offset by the $15 million received from Bayer related to the termination of the collaboration agreement and an overall reduction in operating expenses in 2007. The decrease of $22.0 million in 2006 was primarily due to the $50.0 million up-front license fee received from Bayer in 2006, partially offset by an increase in spending primarily related to clinical trials and drug manufacturing for alfimeprase.

We expect net cash used in operating activities to increase in 2008, as we are now responsible for all costs and expenses associated with the development of alfimeprase and have recommenced the alfimeprase clinical program and we expect to increase spending on NU172 and NU206 in 2008.

Net cash provided by investing activities was $21.1 million in 2007, as compared to net cash used in investing activities of $62.1 million and $1.2 million in 2006 and 2005, respectively. The change of $83.2 million in 2007 was primarily due to an increase in maturities, net of purchases, of marketable securities, partially offset by a transfer of $6 million to a certificate of deposit to collateralize a letter of credit for the unoccupied facility at 985 Almanor Avenue in Sunnyvale, California. The change of $60.9 million in 2006 was primarily due to an increase in purchases, net of maturities, of marketable securities.

Net cash used in financing activities was $3.4 million in 2007, as compared to net cash provided by financing activities of $121.7 million and $81.2 million in 2006 and 2005, respectively. In 2007, we paid in full the remaining principal balances related to the related party line of credit and the loans from Silicon Valley Bank totaling $3.8 million. In 2006 and 2005, net cash provided by financing activities primarily consisted of net proceeds from public offerings of $112.0 million and $68.4 million, respectively, plus additional net cash proceeds of $10.0 million from a draw-down under the Kingsbridge CEFF in 2006 and $14.2 million from two draw-downs under this facility in 2005.

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

In August 2005, we entered into a CEFF with Kingsbridge, under which Kingsbridge committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, and subject to certain other limitations, which, among others, include a minimum volume weighted average price for our common stock of $2.50 per share (also see Note 9 to the Consolidated Financial Statements).

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

Dr. George Rathmann, a former member of our Board of Directors and currently chairman emeritus, provided us with a $20.0 million line of credit in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bore interest at the prime rate plus 1%. In November 2003, we began repaying the outstanding balance over 48 months with equal principal payments of $0.2 million. We paid in full the accrued interest balance of $2.3 million and made the final principal payment in October 2007.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations (a)	$9,741	$8,328	$8,628	$4,979	$1,539	$—	$33,215
Facility restoration obligation	757	—	—	—	—	—	757

	$10,498	$8,328	$8,628	$4,979	$1,539	$—	$33,972

(a)	Amounts represent future minimum rental payments under non-cancelable operating leases for our facilities. It includes approximately $22.9 million in total of future minimum rental payments related to the Sunnyvale facility, of which the fair value of these payments, net of estimated sublease rental income, was classified as “Accrued Facility Exit Costs” in the consolidated balance sheet as of December 31, 2007.

The foregoing table does not include milestone payments potentially payable by us under our collaboration agreements and licenses. Such milestone payments are dependent upon the occurrence of specific and contingent events, and not the passage of time. In February 2008, we paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172. An additional $3 million milestone is payable to Archemix if we enroll the first patient in a Phase 2 trial of NU172, which may occur within the next 12 months. In addition, our obligation to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in the event of a qualified public offering of their stock, subject to conditions detailed in our collaboration agreement, is also excluded, as it is dependent upon the occurrence of a specific and contingent event.

Critical Accounting Policies and Estimates

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent amounts. While we believe our estimates, judgments and assumptions are reasonable, the inherent nature of estimates is that actual results will likely differ from the estimates made. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this Report. We believe the following critical accounting policies affect our most significant judgments, assumptions, and estimates used in the preparation of our consolidated financial statements and, therefore, are important in understanding our financial condition and results of operations.

Clinical Trial and Drug Manufacturing Expenses

Costs related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred by the contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. We monitor the activity levels through close communication with the CROs and other vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. We may also request certain significant vendors to provide an estimate of costs incurred but not invoiced on a periodic basis. For accrual of expenses related to CROs and clinical study sites, our estimate is based on patient enrollment or progress made against specified milestones or targets in each period. All estimates may differ from the actual amounts subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (SFAS 2), we capitalize clinical trial drug manufacturing costs as “clinical trial supplies,” a current asset on our balance sheet, as long as there are alternative future uses for the related clinical trial drug material in other indications not currently being studied.

In December 2006, as a result of the failure of the first trial in each of two Phase 3 programs for alfimeprase to meet their primary endpoints, we suspended enrollment in the second trial in each of these programs. Due to the increased uncertainty over the future of this drug program, management reassessed the probability of alternative future use of capitalized alfimeprase clinical trial supplies and determined that previously capitalized amounts no longer met the criteria for capitalization under SFAS 2, which represents a change in estimate for accounting purposes. Accordingly, in December 2006, we recognized $21.2 million in expense, including $19.0 million related to alfimeprase, and $2.2 million related to other drug programs, as a result of a similar review. During 2007, we determined that there were no alternative future uses of clinical trial supplies for all current drug programs and that all expenditures related to clinical trial supplies were charged to expense as incurred in 2007. In the future, we will continue to assess whether alternative future use exists for our drugs under development.

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

We evaluate revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). To recognize revenue for a delivered item in a multiple element arrangement, EITF 00-21 requires that the delivered items have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery of any undelivered items is probable and within our control if delivered items have a general right of return. The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires us to exercise our judgment.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee and non-employee services. Under SFAS 123(R), employee stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of estimated forfeitures. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations to account for employee stock-based compensation, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We adopted the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods from the date of adopting SFAS 123(R), and prior period results are not restated.

We use the Black-Scholes option–pricing model as management believes that it is the most appropriate fair-value method for our stock-based awards. The Black-Scholes option–pricing model requires assumptions to be made for the expected term of the awards, expected volatility of our stock price, risk-free interest rates and expected dividend yields. These assumptions are highly subjective and involve inherent uncertainties and are based on management’s best estimates and judgment. If alternative assumptions are used instead of those presented in the notes to the financial statements, stock-based compensation expense could be materially different from amounts recorded in the financial statements under SFAS 123(R) and disclosed on a pro forma basis under SFAS 123. In addition, under SFAS 123(R) we are required to estimate the expected forfeiture rate of awards and only recognize expense for those awards expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different from amounts recorded in the financial statements. For options granted prior to January 1, 2006 the Company continues to use the graded-vested (multiple-option) method for expense attribution. Prior to January 1, 2006, option forfeitures were recognized on a pro forma basis as they occurred. For options granted after January 1, 2006, the Company is using the straight-line (single-option) method for expense attribution, estimates forfeitures based on historical data and only recognizes expense for those shares expected to vest. Adjustments to the forfeiture rate are made if actual forfeitures differ from previous estimates.

To determine the expected term of the options granted, we use historical data, including post-vesting termination behavior and the contractual term to estimate future exercises and cancellations. For options granted prior to January 1, 2006, the expected volatility was based solely on the historical volatility of our common stock. For options granted after January 1, 2006, we are using a combination of historic and implied volatility of our common stock in deriving expected volatility. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on our historic and expected dividend payouts.

We account for stock-based compensation expense for consultants based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date until vested, in compliance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We are using the straight-line method in order to expense the value associated with any non-employee awards.

Goodwill and Other Long-Lived Assets — Impairment Assessments

We have made acquisitions of businesses that include goodwill. We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (SFAS 142), which requires that goodwill be tested for impairment at the “reporting unit level” (“reporting unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit. We test goodwill for impairment in the annual impairment test on October 31 using the two-step process required by SFAS 142. First, we review the carrying amount of the reporting unit compared to the “fair value” of the reporting unit based on quoted market prices of our common stock and on discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Based on these estimates, we determined that as of October 31, 2007 there was no impairment of goodwill. Since October 31, 2007, there have been no indications of impairment. The next annual impairment test will occur as of October 31, 2008, however, we will continue to review for signs of impairment on a quarterly basis.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, competition to our products and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates and certain events could materially impact our reported financial results. In addition, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the reporting unit, which may result in impairment of goodwill.

Exit and Disposal Activities

We record costs and liabilities associated with exit and disposal activities, as defined in SFAS 146, at fair value in the period the liability is incurred. SFAS 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. We re-evaluate our sublease assumptions on a quarterly basis considering current market data, including vacancy rates and lease activities for similar facilities within the area. In periods subsequent to initial measurement, changes to a liability resulting from changes in sublease assumptions are measured using the same credit-adjusted risk-free rate that was applied in the initial period. In addition, accretion of the liability due to the passage of time is recorded as an expense. Changes to the sublease assumptions may potentially have a significant effect on our financial condition and results of operations.

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

Utilization of our net operating loss and research and development credit carryforwards are subject to an annual limitation under the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state law provisions as a result of certain transactions that we entered into prior to 2006. It is also possible that future transactions that we enter into, when considered in connection with other transactions, could result in a “change in ownership” and further limit our ability to utilize these carryforwards for purposes of these provisions.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, is reflected as an adjustment to the opening balance of retained earnings. The adoption date was January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for Nuvelo is January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We are evaluating the impact of adopting SFAS 157 and FSP 157-2 on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The effective date for Nuvelo is January 1, 2008. We are evaluating the impact of the provisions of SFAS 159 on our consolidated financial statements and have not yet elected this fair value option for any assets or liabilities.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The effective date for Nuvelo is January 1, 2008. We are currently evaluating the effect of EITF 07-3 on our consolidated financial statements.

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R). SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for Nuvelo will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The effective date Nuvelo will be January 1, 2009. We have not yet determined the impact of EITF 07-1 on our consolidated financial statements.

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

Our investments in marketable debt securities are subject to interest rate and credit risks. To minimize the exposure due to an adverse shift in interest rates, we invest primarily in short-term securities and maintain an average maturity of 12 months or less. A hypothetical change in market interest rates by 100 basis point would result in a change in market value of our investment portfolio by approximately $0.2 million and annual interest income by approximately $1 million. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments, mortgage-backed securities or auction rate securities, and we have not recorded any losses on our securities due to credit or liquidity issues. We believe that our investment portfolio as of December 31, 2007 has minimal credit risk exposure. We continue to monitor our credit exposure and may modify our investment guidelines as necessitated by changing market conditions.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated balance sheets of Nuvelo, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuvelo, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Nuvelo, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006. As discussed in Note 9 to the consolidated financial statements, Nuvelo, Inc. changed its method of accounting for registration payment arrangements as of October 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuvelo, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

March 11, 2008

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Nuvelo, Inc. and subsidiary for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nuvelo, Inc. and subsidiary for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

San Francisco, California

March 15, 2006

NUVELO, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$32,061	$60,335
Marketable securities	65,506	92,791
Collaboration receivables	588	8,559
Other current assets	1,831	4,650

Total current assets	99,986	166,335
Restricted cash	6,000	—
Property and equipment, net	8,906	11,978
Goodwill	4,671	4,671
Other assets	1,120	1,421

Total assets	$120,683	$184,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,760	$7,026
Accrued compensation and employee benefits	2,350	3,098
Accrued clinical trial and drug manufacturing costs	3,232	14,415
Current portion of deferred revenue	250	3,640
Current portion of deferred rent	1,400	1,342
Current portion of accrued facility exit costs	7,389	7,674
Accrued interest	—	2,172
Current portion of bank loans	—	1,367
Related party line of credit	—	2,292
Other current liabilities	806	813

Total current liabilities	18,187	43,839
Non-current portion of deferred revenue	16,063	44,533
Non-current portion of deferred rent	5,597	6,998
Non-current portion of accrued facility exit costs	13,098	18,942
Non-current portion of bank loans	—	125
Other liabilities	79	125

Total liabilities	53,024	114,562

Commitments and contingencies (Notes 8 and 17)

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock, par value $0.001; 100,000,000 shares authorized; 53,421,516 and 53,151,781 issued and outstanding as of December 31, 2007 and 2006, respectively	53	53
Additional paid-in capital	538,070	527,992
Accumulated other comprehensive income	49	10
Accumulated deficit	(470,513)	(458,212)

Total stockholders’ equity	67,659	69,843

Total liabilities and stockholders’ equity	$120,683	$184,405

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Contract revenues	$46,861	$3,888	$545
Operating expenses:
Research and development	42,654	89,370	57,778
General and administrative	20,762	30,632	15,805
Restructuring	2,336	—	—
Facility exit charges	—	24,460	—

Total operating expenses	65,752	144,462	73,583

Operating loss	(18,891)	(140,574)	(73,038)
Interest income	6,693	8,385	2,431
Interest expense	(103)	(588)	(1,004)

Loss before cumulative effect of change in accounting principle	(12,301)	(132,777)	(71,611)
Cumulative effect of change in accounting principle	—	2,224	—

Net loss	$(12,301)	$(130,553)	$(71,611)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.23)	$(2.58)	$(1.73)
Cumulative effect of change in accounting principle	—	0.04	—

Basic and diluted net loss per share	$(0.23)	$(2.54)	$(1.73)

Weighted average shares used in computing basic and diluted net loss per share	53,333	51,451	41,279

See accompanying Notes to Consolidated Financial Statements

NUVELO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock holders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2004	32,229	$32	$301,811	$(206)	$(256,048)	$45,589
Components of comprehensive loss:
Net loss	—	—	—	—	(71,611)	(71,611)
Change in unrealized gains or losses on hedging instruments	—	—	—	(197)	—	(197)
Change in unrealized gains or losses on available-for-sale securities	—	—	—	153	—	153

Comprehensive loss						(71,655)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	307	—	1,717	—	—	1,717
Issuance of common stock through a public offering in February 2005, net of issuance cost of $4,865	9,775	10	68,438	—	—	68,448
Issuance of common stock under Kingsbridge CEFF, net of issuance cost of $220	1,839	2	14,180	—	—	14,182
Fair value of warrant granted in connection with Kingsbridge CEFF	—	—	(2,078)	—	—	(2,078)
Stock-based compensation expense	—	—	561	—	—	561

Balance at December 31, 2005	44,150	44	384,629	(250)	(327,659)	56,764
Components of comprehensive loss:
Net loss	—	—	—	—	(130,553)	(130,553)
Change in unrealized gains or losses on hedging instruments	—	—	—	203	—	203
Change in unrealized gains or losses on available-for-sale securities	—	—	—	57	—	57

Comprehensive loss						(130,293)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	943	1	8,010	—	—	8,011
Issuance of common stock upon cashless exercise of warrants	16	—	—	—	—	—
Issuance of common stock through a public offering in February 2006, net of issuance cost of $7,581	7,475	7	112,019	—	—	112,026
Issuance of common stock under Kingsbridge CEFF	568	1	9,999	—	—	10,000
Reclassification of warrant fair value upon adoption of a new accounting principle	—	—	2,078	—	—	2,078
Stock-based compensation expense	—	—	11,257	—	—	11,257

Balance at December 31, 2006	53,152	53	527,992	10	(458,212)	69,843
Components of comprehensive loss:
Net loss	—	—	—	—	(12,301)	(12,301)
Change in unrealized gains or losses on available-for-sale securities	—	—	—	45	—	45
Change in unrealized gains or losses on hedging instruments	—	—	—	(6)	—	(6)

Comprehensive loss						(12,262)
Issuance of common stock upon exercise of stock options and under employee stock purchase plan	179	—	426	—	—	426
Issuance of common stock upon cashless exercise of warrants	91	—	—	—	—	—
Stock-based compensation expense	—	—	9,652	—	—	9,652

Balance at December 31, 2007	53,422	$53	$538,070	$49	$(470,513)	$67,659

See accompanying Notes to Consolidated Financial Statements.

NUVELO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,301)	$(130,553)	$(71,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,343	3,182	2,668
Stock-based compensation expense	9,652	11,257	561
Non-cash accretion expense and facility exit charges	1,915	24,460	—
Impairment of assets	1,117	—	—
Loss (gain) on sale, disposal or write-off of assets	(130)	366	4
Change in fair value of warrant liability	—	567	(567)
Other non-cash items	—	(113)	(31)
Changes in operating assets and liabilities:
Collaboration receivables	7,971	(7,352)	(1,070)
Clinical trial supplies	—	12,448	360
Other current assets	2,800	(2,683)	635
Other assets	301	782	(103)
Accounts payable	(4,266)	2,107	1,812
Accrued employee liabilities	(748)	826	935
Accrued clinical trial and drug manufacturing costs	(11,183)	9,933	3,551
Deferred revenue	(31,860)	46,360	1,813
Deferred rent	(1,343)	(6,469)	335
Accrued facility exit costs	(8,044)	—	—
Accrued interest	(2,172)	(920)	751
Other current liabilities	(10)	(1,258)	922

Net cash used in operating activities	(45,958)	(37,060)	(59,035)

Cash flows from investing activities:
Maturities of marketable securities	143,936	54,424	64,161
Purchases of marketable securities	(116,606)	(114,586)	(62,766)
Increase in restricted cash	(6,000)	—	—
Purchases of property and equipment	(381)	(2,442)	(2,570)
Proceeds from sale of assets	136	540	—

Net cash provided by (used in) investing activities	21,085	(62,064)	(1,175)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, warrants and under employee stock purchase plan	426	8,011	1,717
Proceeds from issuance of common stock from public offerings and under Kingsbridge CEFF, net	—	122,026	82,630
Payments on related party line of credit	(2,292)	(2,750)	(2,750)
Payments on bank loans	(1,492)	(1,540)	(1,068)
Payments on capital lease obligations	(43)	(52)	(1,057)
Payment of promissory notes	—	(4,000)	—
Proceeds from release of restricted cash	—	—	191
Proceeds from bank loans	—	—	1,500

Net cash provided by (used in) financing activities	(3,401)	121,695	81,163

Net increase (decrease) in cash and cash equivalents	(28,274)	22,571	20,953
Cash and cash equivalents at beginning of year	60,335	37,764	16,811

Cash and cash equivalents at end of year	$32,061	$60,335	$37,764

Supplemental disclosures of cash flow information:
Interest paid	$2,312	$1,529	$250
Non-cash investing and financing activities:
Acquisition of leasehold improvements under tenant improvement allowances	$—	$1,006	$8,856
Acquisition of equipment under capital leases	$—	$198	$—
Capitalized building restoration costs	$—	$383	$346
Reclassification of warrant fair value	$—	$(2,078)	$2,078

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

Nuvelo is a biopharmaceutical company engaged in the discovery, development and commercialization of novel drugs for acute cardiovascular disease, cancer and other debilitating medical conditions.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Nuvelo, Inc. and Hyseq Diagnostics, Inc. All significant inter-company transactions and accounts have been eliminated on consolidation.

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

The Company currently relies on a number of sole-source service providers and suppliers to manufacture bulk drug substance, fill and finish its drug product candidates, and label and package them, and the Company does not have long-term supply agreements with these third-party manufacturers. If these service providers and suppliers are unable to produce the Company’s drug product candidates in the quantities and with the quality required, if and when they are needed, the Company could incur significant additional expenses and efforts to complete its ongoing and anticipated clinical trials.

Cash Equivalents and Marketable Securities

Cash equivalents consist of money market funds and debt securities with maturities of 90 days or less at the time of purchase. The Company considers its investments in marketable debt securities, which may consist of U.S. government agency, corporate debt and asset-backed securities, as available for use in current operations. Accordingly, the Company has classified these investments as short-term, even though the stated maturity date may be more than one year from the current balance sheet date. The Company invests its excess cash in securities with strong ratings and has established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The Company classifies all cash equivalents and marketable securities as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and records investments at fair value, based on quoted market prices. Unrealized holding gains and losses on available-for-sale securities, net of any tax effect, are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification method is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. Realized gains and losses and declines in value judged to be other than temporary are included in interest income in the statements of operations.

Restricted Cash

Restricted cash represents a certificate of deposit used to collateralize a letter of credit as required by the lease agreement for the unoccupied facility at 985 Almanor Avenue in Sunnyvale, California. See Note 5, Facility Exit Costs, for discussion of the related lease commitment, and Note 7, Borrowing Arrangements, for discussion of the letter of credit arrangement.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets. The Company has leasehold improvements related to its corporate facilities office in San Carlos, California. The lease term on this office space is seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Maintenance and repairs are charged to expenses as incurred. Estimated useful lives are as follows:

Category	Estimated Useful Lives
Leasehold improvements	Shorter of lease term or economic life
Furniture and equipment	5 years
Computer software and equipment	2 to 3 years

Exit and Disposal Activities

The Company records costs and liabilities associated with exit and disposal activities, as defined in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), at fair value in the period the liability is incurred. SFAS 146 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. The Company re-evaluates its sublease assumptions on a quarterly basis considering current market data, including vacancy rates and lease activities for similar facilities within the area. In periods subsequent to initial measurement, changes to a liability resulting from changes to the sublease assumptions are measured using the same credit-adjusted risk-free rate that was applied in the initial period. Changes to the sublease assumptions may potentially have a significant effect on the Company’s financial condition and results of operations. In addition, accretion of the liability due to the passage of time is recorded as a general and administrative expense.

Goodwill and Other Long-Lived Assets—Impairment Assessments

The Company has made acquisitions of businesses that include goodwill. The Company assesses goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142), which requires that goodwill be tested for impairment at the “reporting unit level” (“reporting unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment, it has determined that there is only one reporting unit. The Company tests goodwill for impairment in the annual impairment test on October 31 using the two-step process required by SFAS 142. First, the Company reviews the carrying amount of the reporting unit compared to the “fair value” of the reporting unit based on quoted market prices of our common stock and on discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if the Company determines that goodwill may be impaired, then the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Based on these estimates, the Company determined that as of October 31, 2007 there was no impairment of goodwill. Since October 31, 2007, there have been no indications of impairment. The next annual impairment test will occur as of October 31, 2008; however, the Company will continue to review for signs of impairment on a quarterly basis.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. In June 2007, the Company recorded a $1.1 million charge related to an impairment of software implementation costs that were previously capitalized and deemed not recoverable, as the Company determined that the likelihood of completing the software implementation is remote. The $1.1 million charge was included in general and administrative expenses for the year ended December 31, 2007.

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

The Company evaluates revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). To recognize revenue for a delivered item in a multiple element arrangement, EITF 00-21 requires that the delivered items have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery of any undelivered items is probable and within the Company’s control if delivered items have a general right of return.

Clinical Trial and Drug Manufacturing Expenses

Costs related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred by contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through communications with the CROs and other vendors, including detailed invoices and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Certain significant vendors may also provide an estimate of costs incurred but not invoiced on a periodic basis. Expenses related to the CROs and clinical study sites are primarily based on patient enrollment or progress made against specified milestones or targets in each period.

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

In December 2006, as a result of the failure of the first trial in each of two Phase 3 programs for alfimeprase to meet their primary endpoints, the Company suspended enrollment in the second trial in each of these programs. Due to the increased uncertainty over the future of this drug program, management reassessed the probability of alternative future use of previously capitalized alfimeprase clinical trial supplies and determined that they no longer met the criteria for capitalization under SFAS 2, which represents a change in accounting estimate. Accordingly, in December 2006, a $19.0 million charge was recorded related to alfimeprase clinical trial supplies, and an additional $2.2 million was charged in relation to other drug programs as a result of a similar review. The total charge of $21.2 million, or $0.41 per share, was included in research and development expenses in the 2006 statement of operations. During 2007, the Company determined that there were no alternative future uses for all current drug supplies and that all expenditures related to clinical trial supplies were charged to expense as incurred in 2007.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee and non-employee services. Under SFAS 123(R), employee stock-based compensation cost is generally measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, net of estimated forfeitures. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations to account for employee stock-based compensation, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company has adopted the modified prospective application method as provided by SFAS 123(R). Under the modified prospective method, the fair values of new and previously granted but unvested stock options are recognized as compensation expense in the statement of operations over the related vesting periods from the date of adopting SFAS 123(R), and prior period results are not restated.

The Company uses the Black-Scholes option–pricing model as the Company believes it is the most appropriate fair-value method for its stock-based awards. The Black-Scholes option-pricing model requires assumptions to be made for the expected term of the awards, expected volatility of the Company’s stock price, risk-free interest rates and expected dividend yields. The Company then amortizes compensation cost for awards expected to vest over the related vesting periods, generally four years for employee stock options. For options granted prior to January 1, 2006, the Company continues to use the graded-vested (multiple-option) method for expense attribution. Prior to January 1, 2006, option forfeitures were recognized on a pro forma basis as they occurred. For options granted after January 1, 2006, the Company is using the straight-line (single-option) method for expense attribution, estimates forfeitures based on historical data and only recognizes expense for those shares expected to vest. Adjustments to the forfeiture rate are made if actual forfeitures differ from previous estimates.

For all option grants, the Company considers historical data, including post-vesting termination behavior, and the contractual term to estimate future exercises and cancellations, and therefore the expected term of each option. For options granted prior to January 1, 2006, the expected volatility was based solely on the historical volatility of the Company’s common stock. For options granted after January 1, 2006, the Company is using a combination of historic and implied volatility of the Company’s common stock to derive expected volatility. The risk-free interest rate assumptions are based on the yield of U.S. Treasury instruments with similar durations as the expected term of the related awards. The expected dividend yield assumption is based on the Company’s historic and expected dividend payouts.

The Company accounts for stock-based compensation expense for non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date until vested, in compliance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company is using the straight-line method in order to expense the value associated with any non-employee awards.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2007	2006	2005
Assumptions:
Expected term	4.94 years	5.3 years	5.6 years
Expected volatility	0.88	0.61	0.71
Risk-free interest rate	4.65%	4.87%	4.11%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$2.47	$9.51	$5.58

The fair values of purchase rights granted under the Company’s employee stock purchase plan during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2007	2006	2005
Assumptions:
Expected term	0.25 years	0.25 years	0.25 years
Expected volatility	0.84	0.45	0.34
Risk-free interest rate	4.51%	4.86%	3.95%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$0.94	$4.47	$7.81

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. In 2007, 2006 and 2005, the Company excluded the following outstanding shares of common stock equivalents, as they were anti-dilutive (in thousands):

	December 31,
	2007	2006	2005
Stock options and restricted stock units	6,748	7,962	7,013
Warrants	850	1,227	1,787

	7,598	9,189	8,800

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company is evaluating the impact of adopting SFAS 157 and FSP 157-2 on its consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The effective date for the Company is January 1,

2008. The Company is evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements and has not yet elected this fair value option for any assets or liabilities.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The effective date for the Company is January 1, 2008. The Company is currently evaluating the effect of EITF 07-3 on its consolidated financial statements.

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R). SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of SFAS 141R related to future acquisitions, if any, on its consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The effective date for the Company will be January 1, 2009. The Company has not yet determined the impact of EITF 07-1 on its consolidated financial statements.

2.    Stock-based Compensation

Stock Plans

On March 14, 2007, the 2004 Equity Incentive Plan and the Employee Stock Purchase Plan were amended by the Company’s Board of Directors to increase the number of shares available for issuance under the plans by 2,000,000 and 500,000 shares, respectively. On May 31, 2007, the increases for the plans were approved by the Company’s stockholders.

The Company has five stock plans pursuant to which it has outstanding grants of stock awards to employees, directors or consultants. In general, the plans authorize the grant of stock options that vest at rates set by the Board of Directors or the Compensation Committee thereof. Generally, stock options under the employee stock plans become exercisable at a rate of 25% per year for a period of four years from date of grant and have a maximum term of ten years. The exercise prices of stock options under employee stock plans generally meet the following criteria: the exercise price of incentive stock options must be at least 100% of the fair market value on the grant date and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date.

In May 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan) to authorize the grant of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. Under the 2004 Plan, awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The 2004 Plan supersedes all prior option plans (detailed below), and no new awards will be granted under these prior plans. As a result of the adoption of the 2004 Plan, all shares previously reserved for issuance under the prior plans and remaining for grant are now reserved for issuance under the 2004 Plan. Additionally, shares outstanding under the prior plans that are subject to options that expire or otherwise are forfeited become reserved for issuance under the 2004 Plan. As of December 31, 2007, options to purchase 5,394,114 shares and 86,000 restricted stock units were outstanding under the 2004 Plan, and 5,759,732 shares were reserved for future awards.

The Company’s other stock plans under which options remain outstanding are the 1995 Employee Stock Option Plan, the Non-Employee Director Stock Option Plan, the Scientific Advisory Board/Consultants Stock Option Plan and the 2002 Equity Incentive Plan. As of December 31, 2007, options to purchase 494,390 shares were outstanding under these stock plans. Additionally, as of December 31, 2007, options to purchase 773,539 shares granted outside of any of the Company’s stock option plans were outstanding.

In December 2004, the Company’s Board of Directors approved an “Executive Change in Control and Severance Benefit Plan” for executive officers and other eligible employees, which was amended and restated in May 2005 and again in August 2007. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted previously. The plan provides that, upon a change in control of the Company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause or constructively terminated within one month preceding a change in control. In addition, if a participant is terminated without cause or constructively terminated outside the context of change in control, he or she shall be immediately credited with an additional year of vesting with respect to Nuvelo stock options and stock awards held. If a change in control occurs in the future, it is possible that material additional stock-based compensation expense could be incurred.

Under the Company’s employee stock purchase plan (ESPP), eligible employees may elect to purchase shares of the Company’s stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the stock as of the first or last business day of each three-month period. As of December 31, 2007, there were 507,268 shares available for issuance under the ESPP. During 2007, 2006 and 2005, the Company issued 177,513 shares, 58,623 shares and 63,332 shares of its common stock under the ESPP at a weighted average price per share of $2.37, $12.37 and $6.64, respectively.

Stock-based Compensation—Stock Options, Restricted Stock Units and ESPP

Stock-based compensation expense related to employee stock options, restricted stock units and ESPP purchase rights was as follows (in thousands):

	Year Ended December 31,
	2007	2006
Research and development	$3,712	$4,622
General and administrative	5,008	6,529
Restructuring	926	—

Total	$9,646	$11,151

Stock-based compensation expense related to non-employees was negligible in 2007, 2006 and 2005.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost, as a result of the full valuation allowance on its net deferred tax assets.

A summary of the Company’s stock option activity for the years ended December 31, 2007, 2006 and 2005, and related information as of December 31, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Options outstanding at December 31, 2004	4,766,669	$18.77
Granted	3,232,000	8.69
Exercised	(243,065)	5.34
Forfeited or expired	(742,081)	13.76

Options outstanding at December 31, 2005	7,013,523	15.11
Granted	2,227,200	16.49
Exercised	(884,671)	8.24
Forfeited or expired	(394,407)	13.33

Options outstanding at December 31, 2006	7,961,645	16.35
Granted	1,597,750	3.48
Exercised	(1,208)	4.10
Forfeited or expired	(2,896,144)	10.76

Balances at December 31, 2007:
Options outstanding	6,662,043	$15.70	6.82	$3

Options vested and expected to vest	5,962,406	$16.33	6.66	$2

Options exercisable	4,512,084	$18.52	6.19	$—

Of the total 1,597,750 options granted in 2007, 95,000 vested immediately and 1,307,750 vest ratably over a three-year period.

For the years ended December 31, 2007, 2006 and 2005, the weighed average grant date fair value of options granted was $2.47, $9.51 and $5.58 per share, respectively. For the years ended December 31, 2006 and 2005, the total intrinsic value of options exercised was $8.8 million and $0.8 million respectively. The total intrinsic value of options exercised in 2007 was negligible. For the years ended December 31, 2007, 2006 and 2005, the fair value of options vested was $8.7 million, $11.5 million and $9.1 million, respectively. The unamortized compensation expense related to unvested options as of December 31, 2007, excluding estimated forfeitures, was $15.0 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.74 years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(In years)
$ 1.44 – $ 3.54	891,635	8.79	$3.40	260,921	$3.50
3.67 – 8.62	892,952	6.64	6.43	816,025	6.37
8.73 – 9.17	1,069,915	7.48	9.15	629,853	9.14
9.21 – 9.82	905,320	6.73	9.67	733,868	9.65
9.83 – 10.18	832,438	6.56	10.07	640,327	10.07
10.19 – 16.73	871,565	8.30	16.12	398,517	15.54
16.74 – 37.69	835,009	4.93	24.70	669,364	26.56
39.00 – 285.56	363,209	2.12	94.21	363,209	94.21

	6,662,043	6.82	15.70	4,512,084	18.52

As of December 31, 2006 and 2005, 3,629,540 and 2,854,933 options were exercisable at a weighted average exercise price of $20.87 and $24.05, respectively.

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2007, is as follows:

	Number of Units	Aggregate Intrinsic Value
		(In thousands)
Units unvested at December 31, 2006	—
Granted	183,000
Vested	—
Forfeited	(97,000)

Units unvested at December 31, 2007	86,000	$157

Units vested and expected to vest	60,628	$111

Units exercisable	—	$—

All restricted stock units granted in 2007 have a grant date fair value of $3.54 per unit and a three-year vesting period during which one-third of the units vest at the anniversary date of the grant. No restricted stock units were granted prior to 2007. Restricted stock units granted under the 2004 Plan have no exercise price and have a fair value equal to the average of the high and low prices of the Company’s common stock on the date of grant, in accordance with the Company’s stock award pricing practice. The unamortized compensation expense related to unvested restricted stock units as of December 31, 2007, excluding estimated forfeitures, was $0.5 million. The weighted average period over which compensation expense related to these restricted stock units is expected to be recognized is 2.09 years.

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

The following table illustrates the pro forma effect under SFAS 123, of options and ESPP purchase rights granted, on the Company’s net loss and net loss per share, net of related tax effects for the year ended December 31, 2005 (in thousands, except for per share data):

Net loss, as reported	$(71,611)
Add: Stock-based employee compensation expense included in reported net loss	394
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(10,899)

Pro forma net loss	$(82,116)

Basic and diluted loss per share:
Basic and diluted net loss per share, as reported	$(1.73)
Pro forma basic and diluted net loss per share	$(1.99)

3.    Financial Instruments

Available-for-sale Investments

The cost and fair value of the Company’s available-for-sale investments as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$78,521	$47	$(16)	$78,552
Asset-backed securities	9,936	18	—	9,954
Money market funds	8,243	—	—	8,243

	$96,700	$65	$(16)	$96,749

Reported as:
Cash equivalents				$31,243
Marketable securities				65,506

				$96,749

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$100,874	$9	$(12)	$100,871
U.S. government agencies	26,228	9	—	26,237
Asset-backed securities	4,678	—	(2)	4,676
Money market funds	14,229	—	—	14,229

	$146,009	$18	$(14)	$146,013

Reported as:
Cash equivalents				$53,222
Marketable securities				92,791

				$146,013

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$94,724	$94,754	$146,009	$146,013
Due in more than one year	1,976	1,995	—	—

Total	$96,700	$96,749	$146,009	$146,013

The following is a summary of available-for-sale investments with unrealized losses and their related fair value by the period of time each investment has been in an unrealized loss position (in thousands):

	December 31, 2007		December 31, 2006
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Unrealized loss position for less than one year	$(16)	$35,236	$(14)	$33,005

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

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accrued liabilities, approximate fair value due to the short maturities of these instruments. The carrying amount of the Company’s debt instruments approximate fair value as their fixed interest rates approximate current market lending rates offered for similar debt instruments by the Company’s current banking institution. As of December 31, 2007, the Company did not have any debt or foreign exchange forward contracts outstanding.

4.    Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$10,458	$10,458
Machinery, equipment and furniture	6,132	6,345
Computers and software	2,264	4,397

	18,854	21,200
Accumulated depreciation and amortization	(9,948)	(9,222)

	$8,906	$11,978

5.    Facility Exit Costs

The Company currently has a lease commitment for a 139,000-square-foot facility at 985 Almanor Avenue, Sunnyvale, California (Sunnyvale facility), which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, California. Through December 2006, the Company retained the Sunnyvale facility as a storage location. In December 2006, the Company approved a plan to exit the Sunnyvale facility and restore it for potential sublease. On December 31, 2006, the Company exited the Sunnyvale facility and recorded a $21.1 million charge under SFAS 146 to reflect the $26.6 million estimated present value of future lease-related payments less estimated net income from sublease rental, offset by the $5.5 million reduction in the balance of deferred rent related to the facility as of this date. Future lease-related payments are scheduled to be made periodically until the lease expires. In addition to the $21.1 million charge, the Company recorded an impairment charge of $3.4 million on December 31, 2006 to reflect the excess of the carrying value of leasehold improvements for the Sunnyvale facility over their estimated fair value, which was assessed to be zero, as they are not expected to provide any future economic benefit to the Company. Both charges are included in the statement of operations under the caption “Facility exit charges.”

The following table summarizes the activity related to accrued facility exit costs for the year ended December 31, 2007 (in thousands):

Balance as of December 31, 2006	$26,616
Amounts paid during the period	(8,044)
Non-cash accretion	1,915

Balance as of December 31, 2007	$20,487

The non-cash accretion expense of $1.9 million was included in general and administrative expenses for the year ended December 31, 2007.

The Company has also recorded an accrual for $0.8 million of facility restoration obligation related to the Sunnyvale facility. As of December 31, 2007, this accrual was included in other current liabilities in the consolidated balance sheet.

6.    Restructuring

On August 1, 2007, the Company announced a reduction in its workforce by approximately 30 percent to realign its organization to focus on core development programs that it believes will produce nearest-term proof-of-concept data. In addition, the Company suspended development of rNAPc2 in all indications including cancer and acute coronary syndromes. The Company had completed the restructuring plan and recorded a restructuring expense of $2.3 million, including $1.4 million of termination benefits and $0.9 million of non-cash stock-based compensation expense, for the year ended December 31, 2007. As of December 31, 2007, $0.4 million of termination benefits remained unpaid, which were classified under accrued employee liabilities in the consolidated balance sheet.

7.    Borrowing Arrangements

The Company had a Loan and Security Agreement with Silicon Valley Bank (SVB) under which it had a fully-utilized term loan facility of $4.1 million and an $8.0 million revolving credit line facility which expired on August 28, 2007. The Company had not drawn down any of the funds available under the $8.0 million revolving credit line, although $6.0 million of this amount was reserved to collateralize a letter of credit issued to The Irvine Company, the landlord of the Sunnyvale facility, and of the remaining $2.0 million, a portion was reserved as collateral for foreign exchange hedging contracts with SVB and a portion was available for working capital and other general business needs. Any borrowings under this line bore interest at SVB’s prime rate and would cause replacement collateral to be required for the items above. In September 2007, the Company repaid in full the remaining principal balance under the SVB term loan facility and did not renew the Loan and Security Agreement after its expiration. The $6.0 million letter of credit is now being collateralized by a certificate of deposit of the same amount, which is recorded as restricted cash, and the Company has no outstanding foreign currency hedging contracts.

8.    Commitments

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

The Company also has a lease commitment for the Sunnyvale facility, which expires on May 30, 2011. Under the terms of this lease, as amended, if the Company raises $75.0 million or more in cash as a result of a single public or private equity offering, a portion of the remaining lease payments equal to the lesser of (i) 10% of any amount raised in excess of $75.0 million, or (ii) the remaining outstanding rent deferrals as specified in the lease, or amendments thereto, becomes payable upon closing of the equity offering. In February 2006, as a result of a public offering (see Note 9), the Company paid the landlord $3.7 million of the outstanding rent deferrals under this provision of the lease. As of December 31, 2007, the remaining outstanding rent deferrals totaled $1.7 million. The Company also has a letter of credit related to this lease in the amount of $6.0 million (see Note 7). As of December 31, 2006, the Company ceased use of the Sunnyvale facility, as it was no longer required for the Company’s business (see Note 5).

As of December 31, 2007, future minimum rental payments under non-cancelable operating leases for both of these facilities are as follows (in thousands):

Years Ending December 31,
2008	$9,741
2009	8,328
2010	8,628
2011	4,979
2012	1,539

Total	$33,215

In January 2008, the Company entered into a sublease agreement, pursuant to which a subtenant leases from the Company approximately 6,754 square feet of space available in the San Carlos facility from February 2008 to January 2011. The term of the sublease can be extended by the subtenant for three additional periods of one year each, subject to certain conditions contained in the sublease agreement. The total future minimum rent to be received from the sublease is $0.8 million.

Rent expense was $0.7 million, $6.3 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense in 2007 did not include any amount related to the Sunnyvale facility, as the Company had recorded a charge in December 2006 to expense the estimated fair value of all future lease related payments for the Sunnyvale facility (see Note 5).

9.    Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors may set the rights and privileges of any preferred stock issued. As of December 31, 2007 and 2006, there were no issued and outstanding shares of preferred stock.

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

Common Stock

In February 2006, the Company raised $112.0 million in a public offering, after deducting underwriters’ fees and stock issuance costs of $7.6 million, from the sale of 7,475,000 shares of common stock at a public offering price of $16.00 per share. The Company intends to use the net proceeds from this offering for general corporate purposes, including the advancement of drug candidates in clinical trials, capital spending and working capital.

In August 2005, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge has committed to purchase up to $75.0 million of the Company’s common stock within a three-year period, subject to certain conditions and limitations. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of the Company’s common stock at a price of approximately $12.07 per share, which is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of common stock at prices between 90% and 94% of the volume weighted average price (VWAP) on each trading day during an eight-day pricing period. The value of the maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period, or $10.0 million. The minimum VWAP for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $2.50 or 85% of the closing price of the Company’s common stock on the day prior to the commencement of the pricing period. The CEFF also required the Company to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant, to use commercially reasonable efforts to have the registration statement declared effective by the SEC, which occurred in October 2005, and to maintain its effectiveness. The Company may sell a maximum of 8,075,000 shares under the CEFF (exclusive of the shares underlying the warrant), which may further limit the potential proceeds from the CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the CEFF, the Company sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, subject to the limitations noted above.

Warrants

As of December 31, 2007, warrants to purchase 850,224 shares of common stock were outstanding and exercisable at exercise prices ranging from $12.07 to $24.87, with a weighted average exercise price per share of $19.57. These warrants, which were granted as part of various financing and business agreements, expire at various times between January 2009 and February 2011. Warrants are recorded at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model.

The fair value of the warrant issued to Kingsbridge, which was $2.1 million, or $5.94 per share, on the date of grant, was initially recorded as a deferred financing cost to additional paid-in capital, with the opposing entry being to other current liabilities in the balance sheet due to the existence of a cash payment feature in the agreement that compensates Kingsbridge based on any reduction in the fair value of shares held by Kingsbridge as a result of this agreement during a period in which Nuvelo fails to maintain the effectiveness of the abovementioned registration statement, or electively imposes a trading blackout (i.e. a “registration payment arrangement”). The amount of compensation is payable in cash in both circumstances, or, at the sole discretion of Nuvelo, in shares of the Company’s common stock in the event of a trading blackout. Through September 30, 2006, the current liability was marked-to-market at each quarter end, using the Black-Scholes option-pricing model, with the change being recorded to general and administrative expenses. As of December 31, 2005 and September 30, 2006, the fair value of the warrant recorded in the Company’s balance sheet was $1.5 million and $4.3 million, with $0.6 million and $2.8 million having been credited and charged to expense in 2005 and 2006, respectively. On October 1, 2006, the Company early adopted the provisions of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” which requires that contingent obligations to make future payments under a registration payment arrangement be recognized and measured separately in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes the likelihood of such a cash payment to be not probable, and therefore does not need to recognize a liability for such obligations. Accordingly, on October 1, 2006, a cumulative-effect adjustment of $2.2 million was recorded in the statement of operations to reflect the difference between the initial fair value of this warrant and its fair value as of this date, and the initial fair value of the warrant of $2.1 million was reclassified from other current liabilities to additional paid-in capital in the consolidated balance sheet.

10.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income for each period presented, net of any related tax effects, are as follows (in thousands):

	December 31,
	2007	2006
Unrealized gain on available-for-sale securities	$49	$4
Unrealized gain on hedging instruments	—	6

	$49	$10

11.    Collaborative Agreements

Amgen

In October 2004, Nuvelo obtained worldwide rights to develop and commercialize alfimeprase from Amgen, in exchange for payments to Amgen of milestones and royalties. As a result of dosing the first patient in the first Phase 3 clinical trial for alfimeprase in April 2005, Nuvelo paid a $5.0 million milestone fee to Amgen in May 2005, which was charged to research and development expense. Future milestone payments under the license agreement could total as much as $35.0 million.

Archemix

In July 2006, Nuvelo entered into a collaboration agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and Nuvelo is responsible for development and worldwide commercialization of these product candidates. Nuvelo made an up-front license fee payment to Archemix of $4.0 million in August 2006, which was recorded as a research and development expense, and is also funding at least $5.25 million of Archemix’s research over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In February 2008, Nuvelo paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172. If Nuvelo enrolls the first patient in a Phase 2 trial of NU172, which may occur within the next 12 months, a $3 million milestone fee is payable to Archemix. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound.

Nuvelo is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement. On July 25, 2007, Archemix filed a registration statement for an initial public offering of its common stock with the Securities and Exchange Commission. However, on February 6, 2008, Archemix filed with the SEC to request for a withdrawal of this registration statement because of unfavorable market conditions.

Kirin Pharma Company, Limited

In March 2005, Nuvelo entered into a collaboration agreement with Kirin Pharma Company, Limited (Kirin) for the development and commercialization of NU206. In accordance with the terms of this agreement, the Company received a $2.0 million up-front cash payment from Kirin in April 2005, which was deferred and is being recognized on a straight-line basis over the related performance period through 2013. Nuvelo leads worldwide development, manufacturing and commercialization of the compound. All operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by Nuvelo and 40 percent by Kirin. If this agreement is terminated, or Kirin or Nuvelo elects under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit-sharing structure to a royalty-based structure.

Dendreon

Nuvelo obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation, as a result of a licensing agreement entered into in

February 2004. Under the terms of the agreement, the Company paid Dendreon an up-front fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) in 2004, which was recorded as a research and development expense. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. If rNAPc2 is commercialized, Nuvelo will also be responsible for paying royalties to Dendreon depending on sales of rNAPc2. The Company has suspended its clinical development of rNAPc2, which could impact its current relationship and license with Dendreon.

Bayer

The Company and Bayer agreed to terminate their January 2006 license and collaboration agreement for the development and commercialization of alfimeprase effective June 30, 2007. The Company agreed to waive Bayer’s obligation to provide Nuvelo 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. Nuvelo also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon Nuvelo’s public announcement that it is discontinuing further development of alfimeprase in the stroke indication. The notice period during which Bayer may exercise the option begins upon the Company making certain information available to Bayer and lasts for 30 days after delivery of the information. If Bayer exercises the option, Bayer is required to make a $15.0 million non-refundable payment to Nuvelo and the parties are required to enter into a new license and collaboration agreement on substantially the same terms as the original agreement, with the exception of the $50.0 million up-front payment and the milestone payment related to a Phase 2 trial in a stroke indication that were part of the terms of the original agreement.

Under the original terminated agreement, Bayer had the right to commercialize alfimeprase in all territories outside the United States and, if commercialized, would pay tiered royalties on net sales of alfimeprase, if any. Nuvelo retained all commercialization rights and profits from any alfimeprase sales in the United States. The Company received a non-refundable, up-front cash payment from Bayer of $50.0 million upon entry into the agreement. The $50.0 million up-front cash payment was deferred upon receipt and was being recognized as revenue on a straight-line basis over the performance period under the agreement, originally estimated to be through September 2020. Nuvelo was responsible for 60 percent of any costs for alfimeprase global development programs, and Bayer was responsible for the remaining 40 percent, where “global development programs” refers to clinical trials conducted to support regulatory approval in major countries around the world.

As a result of the termination of the license and collaboration agreement in June 2007, the Company recognized in revenues the remaining unamortized balance of the cash up-front payment, which totaled $44.9 million, as the Company had no additional obligations or deliverables under the agreement. The $15.0 million payment related to the termination was recorded as deferred revenue and will remain as such until the Bayer option is exercised or expires at the conclusion of the notice period.

Under the cost-sharing arrangement, a total of $3.0 million and $28.9 million was billed to Bayer for Nuvelo’s alfimeprase-related global development spending for the years ended December 31, 2007 and 2006, respectively, and was recorded as an offset to research and development expense in the statements of operations.

12.    Foreign Currency Derivatives

In June 2005, the Company entered into a development and validation agreement with Avecia under which Nuvelo’s payments to Avecia are denominated in British pounds. In order to reduce exposure to fluctuations in the British pound prior to any payment made under this contract, the Company had entered into a number of foreign currency forward hedging contracts, all maturing or having matured within one year, and all being designated as cash flow hedges under SFAS 133. In accordance with SFAS 133, all derivatives, such as foreign currency forward contracts, are recognized as either assets or liabilities in the balance sheet and measured at fair value. At hedge inception, critical terms in the derivative contract that may not precisely match the contract over its life are evaluated for effectiveness using regression analysis. Ongoing effectiveness had been calculated by affirming the probability of the transaction and comparing, on a spot-to-spot basis, the change in fair value of the hedge contract to the change in fair value of the forecasted transaction (the underlying hedged item). The effective component of hedge gains and losses was recorded in other comprehensive income (loss) within stockholders’ equity in the balance sheet and reclassified to research and development expenses in the statement of operations when the forecasted transaction itself was recorded to the statement of operations. Any residual change in the fair value of the hedge contracts, such as ineffectiveness or time value excluded from effectiveness testing, was recognized immediately as a general and administrative expense. All hedging contracts that were outstanding as of December 31, 2006 expired in 2007. The Company does not expect to enter into any new hedging contracts.

The following table summarizes the activities in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the periods presented (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$6	$(197)	$—
Increase (decrease) in fair value of derivatives, net	—	971	(191)
Reclassifications to expense from accumulated other comprehensive income (loss)	(6)	(768)	(6)

Balance at end of year	$—	$6	$(197)

13.    Income Taxes

The reconciliations between the amounts computed by applying the U.S. federal statutory tax rate of 34% to loss from continuing operations and the actual provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Loss from continuing operations	$(12,301)	$(132,777)	$(71,611)

Federal tax benefit at statutory rate	$(4,182)	$(45,144)	$(24,348)
Current year net operating losses and temporary differences, for which a full valuation allowance is recorded	2,225	45,229	24,556
State taxes, net of federal benefit	1	1	3
Stock-based compensation	1,956	(86)	(211)

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Property and equipment	$3,598	$4,707
Accruals and reserves	15,154	10,772
Net operating loss carryforwards	126,503	125,292
Research and other tax credit carryforwards	6,893	12,882
Capital loss carryforward — discontinued operations	3,152	3,152
Capitalized research and development costs	10,846	12,313
Stock-based compensation	1,784	232
Other	7,200	9,538

Total deferred tax assets	175,130	178,888
Valuation allowance	(175,130)	(178,888)

Deferred tax assets, net of valuation allowance	$—	$—

Deferred tax assets are reduced by a valuation allowance, as management believes that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance decreased by $3.8 million for the year ended December 31, 2007, increased by $52.6 million for the year ended December 31, 2006 and decreased by $20.0 million for the year ended December 31, 2005. The deferred tax assets and related valuation allowance as of December 31, 2006 and 2005 have been adjusted to reflect the annual limitation as a result of ownership changes discussed below. In addition, the Company performed a reconciliation of other deferred tax assets and made certain adjustments reflected in the deferred tax asset and valuation allowance balances for the years ended December 31, 2006, 2005 and 2004. None of these adjustments had any impact on the Company’s statement of operations or financial position.

The utilization of the Company’s net operating loss carryforwards and tax credit carryforwards are subject to annual limitation due to the ownership changes per the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization. In 2007 the Company completed a review of its ownership changes and concluded certain common stock offerings prior to 2006 resulted in ownership changes that triggered a net operating loss carryforward annual limitation. This annual limitation per Section 382 of the Internal Revenue Code results in approximately $119.0 million in net operating loss carryforwards for years up to and including 2005 expiring not utilized. Similarly, approximately $12.0 million of research tax credits will expire unused. Adjusting for the annual limitation, at December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $351.3 million which begin to expire in year 2009, and federal tax credits of approximately $2.5 million which begin to expire in 2026. At December 31, 2007, the Company also had state net operating loss carryforwards of approximately $142.7 million which begin to expire in 2012 and state tax credits of approximately $6.6 million which have no expiration date.

Approximately $13.3 million of the federal net operating losses and $7.2 million of the state net operating losses relate to deductions from stock-based compensation. The benefit from the realization of these losses will be an adjustment to Additional Paid-in Capital.

On December 3, 2004, the Company sold its subsidiaries, Callida Genomics and N-Mer. The related capital loss carryforward is $7.9 million. The federal and California capital loss carryforwards will expire in 2009.

The Company adopted FIN 48 which requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No adjustment to the Company’s accumulated deficit was required upon its adoption of FIN 48 on January 1, 2007.

The Company had cumulative unrecognized tax benefit of approximately $6.2 million as of January 1, 2007. The following table summarizes the activity related to the unrecognized tax benefit for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$6,159
Increase related to current year tax position	1,075

Balance at December 31, 2007	$7,234

As of December 31, 2007 and 2006, the cumulative unrecognized tax benefit was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there would be no effect on the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefit will significantly increase or decrease within the next 12 months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in general and administrative expense. During the years ended December 31, 2007, 2006 and 2005, the Company recognized no interest and penalties.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for all years due to the net loss carryovers from those years.

14.    Transactions with Related Parties

Dr. Rathmann, a former member of the Company’s Board of Directors and current chairman emeritus, provided a $20.0 million line of credit to the Company in August 2001, of which $11.0 million was drawn down, with the remaining $9.0 million having expired unused. The related promissory note bore interest at the prime rate plus 1%. In November 2003, the Company began repaying the outstanding balance over 48 months with equal monthly principal payments of $0.2 million. The Company paid in full the accrued interest balance of $2.3 million and made the final principal payment in October 2007. Interest expense related to this line of credit was $0.1 million, $0.3 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

15.    Note Receivable

In connection with the sale of its subsidiary to SBH Genomics, Inc. (SBH) on December 3, 2004, the Company received a convertible promissory note from SBH with a principal amount of $0.9 million. The promissory note is convertible into SBH’s preferred shares if SBH raises at least $2.0 million in venture capital financing within four years after the date of the sale. This preferred stock will be converted at the same price per share at which it is sold to the venture capital investors and will be granted the same rights and preferences as those provided to the venture capital investors. If SBH fails to raise at least $2.0 million in venture capital financing within this period, the promissory note will become due and payable. No interest or principal was payable on the promissory note for the two years through December 3, 2006. Simple interest of prime rate plus 1% per annum is payable in the third and fourth years on a quarterly basis. Prime rate was set as of the second anniversary of the sale and adjusted on the third anniversary. The Company has assessed the value of the promissory note to be zero due to the improbability of any collection. Interest income is credited to income in the period received.

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

Revenue Concentration Data

Revenues from collaborative agreements or other sources representing 10% or more of total revenues in each period were as follows:

	Year Ended December 31,
	2007	2006	2005
Source:
Bayer	99%	87%	*
MTHFR technology sublicensing	*	*	66%
Kirin	*	*	34%

*	less than 10%

17.    Legal Matters

On February 9, 2007, Nuvelo, Inc. and certain of its former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which the Company announced on December 11, 2006, and seeks damages on behalf of purchasers of the Company’s common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that the Company misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Six additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, six separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, the Company filed a motion to transfer the four cases to the Northern District of California. The Court granted the Company’s motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. The Company filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to the Company’s motion to dismiss on February 4, 2008. The motion to dismiss the consolidated complaint is still pending. The Company currently cannot determine the impact that this litigation will have on its business, results of operations or financial condition.

On March 19, 2007, the Company received a summons related to a derivative suit that had been filed in the Superior Court for California, San Mateo County, by an alleged individual stockholder of Nuvelo, purportedly on behalf of Nuvelo against certain of Nuvelo’s current and former officers and directors. The complaint alleges among other claims, that the defendants breached their fiduciary duties to Nuvelo by issuing or failing to prevent the issuance of purportedly false and misleading statements between January 5, 2006 and December 11, 2006 relating to the clinical trial results of alfimeprase, which the Company announced on December 11, 2006, and that certain defendants benefited from these actions. On April 18, 2007, the Company filed a demurrer to the complaint on the ground that plaintiff was not excused from issuing a demand to the board prior to filing the lawsuit. Plaintiffs filed oppositions to the Company’s demurrer, and the Company has subsequently filed replies to Plaintiffs’ oppositions. The Court heard this motion on July 30, 2007, and granted the Company’s demurrer, but also granted plaintiffs the opportunity to file an amended complaint. Plaintiffs filed an amended complaint on October 15, 2007. The Company filed its reply to their amended complaint on December 6, 2007. The Court heard the motion on December 17, 2007. On January 2, 2008, the Superior Court for California, San Mateo County, entered final judgment dismissing in its entirety, with prejudice, the second amended consolidated derivative complaint.

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. The Company is involved in this litigation as a result of the merger with Variagenics in January 2003. On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. However, because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. While a new complaint has not been filed against the Company, there are several “focus” cases against other Issuers in which new complaints have been filed. In these cases the defendant Issuers have moved to dismiss the complaints and have also opposed plaintiffs revised motions for class certification. The Company and other defendant issuers have been advised that the plaintiffs intend to file second, amended, consolidated complaints against the Company and the other defendant issuers at some point. If such a complaint is filed, the Company intends to file another motion to dismiss. The Company believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by the Company’s insurance provider. However, it is possible that the Company could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and, in the event of an adverse outcome, the Company’s business could be harmed.

18.    Selected Quarterly Financial Data (Unaudited)

Summarized selected quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Contract revenues	$63	$63	$45,825	$910
Restructuring	—	2,336	—	—
Operating income (loss)	(13,058)	(15,971)	27,319	(17,181)
Net income (loss)	(11,636)	(14,358)	29,042	(15,349)
Basic and diluted net income (loss) per share*	(0.22)	(0.27)	0.54	(0.29)

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Contract revenues	$910	$908	$1,005	$1,065
Facility exit charges	24,460	—	—	—
Operating loss	(69,589)	(28,794)	(20,955)	(21,235)
Loss before cumulative effect of change in accounting principle	(67,560)	(26,668)	(18,898)	(19,651)
Cumulative effect of change in accounting principle	2,224	—	—	—
Net loss	(65,336)	(26,668)	(18,898)	(19,651)
Basic and diluted net loss per share*:
Loss before cumulative effect of change in accounting principle	(1.27)	(0.51)	(0.36)	(0.40)
Basic and diluted net loss per share	(1.23)	(0.51)	(0.36)	(0.40)

*	The sum of earnings per share for the four quarters may be different from the full year amount as a result of computing the quarterly and full year amounts based on the weighted average number of common shares outstanding in the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2007 based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report included below.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Nuvelo, Inc.:

We have audited Nuvelo, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuvelo, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Nuvelo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuvelo, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

March 11, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2008 Annual Meeting of Stockholders.

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

The response to this item is incorporated by reference to “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item, except for Equity Compensation Plan Information disclosed below, is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2008 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 for all of our equity compensation plans:

Plan Category	No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,641,170	$15.15	6,267,000
Equity compensation plans not approved by security holders (1)	106,873	$37.32	—

Total	6,748,043	$15.50	6,267,000

(1)	Consists of options granted to a former director and an executive officer of the Company described below which are required to be and have not been approved by our stockholders.

Non-Stockholder Approved Equity Arrangements

On October 30, 1998, we granted an option to purchase 820 shares of common stock at an exercise price of $14.25 per share to Ms. Greta E. Marshall, who was a director of Hyseq, Inc. from 1994 until her death in 2001. The right to exercise these fully-vested stock options passed to Ms. Marshall’s husband upon her death, and these stock options are all outstanding as of December 31, 2007. In 2001, we granted options to purchase shares of common stock to Dr. Love in connection with and as an inducement to his commencement of employment with us. Specifically, on January 11, 2001, we granted an option to purchase 156,053 shares of common stock at an exercise price of $37.50 per share to Dr. Love, of which 106,053 are outstanding as of December 31, 2007.

The option exercise prices for these option grants are equal to the closing sales price for our common stock on the last trading day prior to the date of grant. Each of these options has a 10-year term. Dr. Love’s options vested in cumulative annual installments of 25%. Dr. Love’s options may be exercised for 30 days following his termination of employment with the Company (or for one year after his employment is terminated as a result of his death or disability). All of these option grants are not required to be and have not been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated financial statements filed as part of this Report are listed under Part II, Item 8, page 58 of this Form 10-K.

2.	No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are filed as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(15)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(21)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(25)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(21)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(47)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(21)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(21)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(4)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(16)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(21)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(6)

4.7	Form of Warrant dated April 5, 2002.(12)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(27)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(27)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(31)

Exhibit Number	Description
4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(33)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(33)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(35)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(35)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(1)

10.2†	Stock Option Plan, as amended.(2)

10.3†	Employee Stock Purchase Plan, as amended and restated on May 31, 2007.(38)

10.4†	Non-Employee Director Stock Option Plan, as amended.(3)

10.5†	Non-Qualified Employee Stock Purchase Plan.(5)

10.6†	Scientific Advisory Board/Consultants Stock Option Plan.(5)

10.7†	Employment and Confidential Information Agreement dated January 11, 2001 between Hyseq, Inc. and Dr. Ted W. Love.(6)

10.8	Lease dated April 30, 2001 between The Irvine Company and Hyseq, Inc.(7)

10.9	Form of Registration Rights Agreement dated August 28, 2001 between Hyseq, Inc. and the investors party thereto.(8)

10.10†	Stock Option Agreement dated February 1, 2000 between Hyseq, Inc. and Dr. George B. Rathmann.(9)

10.11†	Stock Option Agreement dated August 21, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(9)

10.12	Line of Credit Agreement dated August 6, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(9)

10.13	Interference Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(9)

10.14	Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(9)

10.15†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(10)

10.16†	Stock Option Agreement dated September 21, 2001 between Nuvelo, Inc. and Dr. George B. Rathmann.(9)

10.17†	Form of Non-Stockholder Approved Option Agreement for Officers.(10)

10.18	Registration Rights Agreement dated April 5, 2002 between Hyseq, Inc. and the investors party thereto.(12)

10.19	Collaboration Agreement dated of January 8, 2002 between Hyseq, Inc. and Amgen Inc.(13)

Exhibit Number	Description
10.20	Amendment No. 1 to Lease Agreement dated August 1, 2002 between Hyseq, Inc. and The Irvine Company.(14)

10.21	Form of Warrant Purchase Agreement, entered into January 8, 2002 between Hyseq, Inc. and Amgen Inc.(11)

10.22	Securities Purchase Agreement dated April 5, 2002, among Hyseq, Inc. and the investors party thereto.(12)

10.23	Amendment to Amended and Restated Line of Credit dated November 9, 2002 between Hyseq, Inc. and Dr. George B. Rathmann.(17)

10.24†	Nuvelo, Inc. 2002 Equity Incentive Plan.(18)

10.25	Second Amendment to Lease dated October 21, 2003 by and between the Irvine Company and Nuvelo, Inc.(19)

10.26	Collaboration Agreement dated January 12, 2004 between Nuvelo, Inc. and Archemix Corp.(20)

10.27	License Agreement dated February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(20)

10.28	Amended and Restated Secreted Protein Development and Collaboration Agreement dated January 28, 2004 between Deltagen, Inc. and Nuvelo, Inc.(22)

10.29†	Amended and Restated Nuvelo, Inc. 2004 Equity Incentive Plan.(38)

10.30†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(23)

10.31†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(23)

10.32†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(24)

10.33	Amendment No. 3 to Collaboration Agreement dated September 10, 2004 between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(24)

10.34	Loan and Security Agreement dated August 31, 2004 between Nuvelo, Inc., and Silicon Valley Bank.(24)

10.35†	Nuvelo, Inc. Amended Executive Change in Control and Severance Benefit Plan.(46)

10.36§	Opt-Out, Termination, Settlement and Release Agreement dated October 29, 2004 between Nuvelo, Inc. and Amgen Inc.(26)

10.37§	License Agreement dated November 3, 2004 between Nuvelo, Inc. and Amgen Inc.(27)

10.38	Lease Agreement dated January 11, 2005 between Nuvelo, Inc. and BMR-201 Industrial Road LLC.(27)

10.39§	Interim Agreement dated January 21, 2005 between Nuvelo, Inc. and Avecia Limited.(27)

10.40	Letter Agreement dated March 30, 2005 between Silicon Valley Bank and Nuvelo, Inc.(28)

10.41§	Collaboration Agreement dated March 31, 2005 between Kirin Brewery Company and Nuvelo, Inc.(29)

Exhibit Number	Description
10.42	First Amendment to Lease dated May 10, 2005 between BMR-2001 Industrial Road LLC and Nuvelo, Inc.(30)

10.43	Development and Validation Agreement dated June 30, 2005 between Avecia Limited and Nuvelo, Inc.(34)

10.44	First Amendment to Loan and Security Agreement dated July 18, 2005 between Silicon Valley Bank and Nuvelo, Inc.(32)

10.45	Common Stock Purchase Agreement dated August 4, 2005 by and between Kingsbridge Capital Limited and Nuvelo, Inc.(33)

10.46	Third Amendment to Lease dated September 15, 2005 between The Irvine Company and Nuvelo, Inc.(36)

10.47†	2006 Base Salaries for Named Executive Officers.(39)

10.48†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2006 Fiscal Year.(42)

10.49†	Offer Letter dated September 7, 2004 between Nuvelo, Inc. and Dr. Michael Levy.(37)

10.50§	License and Collaboration Agreement dated January 4, 2006 between Bayer Healthcare AG and Nuvelo, Inc.(37)

10.51	Drug Product Development and Clinical Supply Agreement between Baxter Pharmaceutical Solutions LLC and Nuvelo, Inc. dated May 5, 2006.(40)

10.52§	Amended and Restated Collaboration and License Agreement dated July 31, 2006 between Nuvelo, Inc. and Archemix Corp.(41)

10.53	Second Amendment to Loan and Security Agreement dated August 29, 2006 between Silicon Valley Bank and Nuvelo, Inc.(41)

10.54	Letter Agreement dated June 26, 2007 between Bayer Healthcare AG and Nuvelo, Inc.(43)

10.55	Variation and Settlement Agreement, dated June 30, 2007, among Avecia Limited, Avecia Biologics Limited and Nuvelo, Inc.(44)

10.56†	Base Salary for Named Executive Officer, effective August 1, 2007(45)

10.57†	Amended and Restated Addendum to Employment Agreement between Nuvelo, Inc. and Ted W. Love, dated April 30, 2007(46)

10.58*	Programme Amendment Order dated December 19, 2007 between Avecia Biologics Limited and Nuvelo, Inc.

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2007.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on December 5, 1997, File No. 333-41663.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on May 20, 1998, File No. 333-53089.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on May 21, 2001, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K/A, filed on May 9, 2002, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on May 15, 2002, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q/A, filed on July 22, 2002, File No. 000-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on November 8, 2002, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 31, 2003, File No. 000-22873.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on September 5, 2003, File No. 333-108563.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 14, 2003, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on February 19, 2004, File No. 000-22873.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed April 4, 2005, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed May 13, 2005, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 21, 2005, File No. 000-22873.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 8, 2005, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2005, File No. 000-22873.

(37)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 15, 2006, File No. 000-22873.

(38)	Previously filed with the SEC as an Appendix to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-22873.

(39)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 3, 2006, File No. 000-22873.

(40)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed August 8, 2006, File No. 000-22873.

(41)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2006, File No. 000-22873.

(42)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 2, 2007, File No. 000-22873.

(43)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed June 26, 2007, File No. 000-22873.

(44)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 6, 2007, File No. 000-22873.

(45)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 19, 2007, File No. 000-22873.

(46)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 7, 2007, File No. 000-22873.

(47)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 12, 2007, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on March 11, 2008.

NUVELO, INC.

By:	/s/ LEE BENDEKGEY
Lee Bendekgey Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted W. Love and Lee Bendekgey, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Nuvelo, Inc., in the capacities indicated, on March 11, 2008.

Signature	Title

/S/ TED W. LOVE Ted W. Love	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ LEE BENDEKGEY Lee Bendekgey	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JAMES R. GAVIN James R. Gavin	Director

/S/ MARY K. PENDERGAST Mary K. Pendergast	Director

/S/ MARK L. PERRY Mark L. Perry	Director

/S/ KIMBERLY POPOVITS Kimberly Popovits	Director

/S/ BURTON E. SOBEL Burton E. Sobel	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Hyseq, Inc., Vertical Merger Corp. and Variagenics, Inc. dated November 9, 2002.(15)

2.2	Agreement and Plan of Merger between Nuvelo, Inc. and Nuvelo, Inc., a Nevada corporation and Nuvelo, Inc.’s predecessor in interest dated March 19, 2004.(21)

2.3	Stock Purchase Agreement between SBH Genomics, Inc., Radoje Drmanac, Snezana Drmanac, Nuvelo, Inc., and Affymetrix, Inc. dated December 3, 2004.(25)

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(21)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(47)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(21)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(21)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(4)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(16)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(21)

4.6	Form of Warrant to purchase 1,491,544 shares of Common Stock of Hyseq, Inc. dated January 8, 2002.(6)

4.7	Form of Warrant dated April 5, 2002.(12)

4.8	Replacement Warrant to purchase 195,130 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(27)

4.9	Replacement Warrant to purchase 200,000 shares of Common Stock of Nuvelo, Inc. dated January 20, 2005.(27)

4.10	Replacement Warrant to purchase 50,000 shares (pre split) of Common Stock of Nuvelo, Inc. dated June 7, 2005.(31)

4.11	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(33)

4.12	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(33)

4.13	Replacement Warrant to purchase 109,607 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(35)

4.14	Replacement Warrant to purchase 222,536 shares (pre split) of Common Stock of Nuvelo, Inc. dated July 15, 2005.(35)

4.15	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Indemnification Agreement between Hyseq, Inc. and each of its directors and officers.(1)

10.2†	Stock Option Plan, as amended.(2)

10.3†	Employee Stock Purchase Plan, as amended and restated on May 31, 2007.(38)

Exhibit Number	Description
10.4†	Non-Employee Director Stock Option Plan, as amended.(3)

10.5†	Non-Qualified Employee Stock Purchase Plan.(5)

10.6†	Scientific Advisory Board/Consultants Stock Option Plan.(5)

10.7†	Employment and Confidential Information Agreement dated January 11, 2001 between Hyseq, Inc. and Dr. Ted W. Love.(6)

10.8	Lease dated April 30, 2001 between The Irvine Company and Hyseq, Inc.(7)

10.9	Form of Registration Rights Agreement dated August 28, 2001 between Hyseq, Inc. and the investors party thereto.(8)

10.10†	Stock Option Agreement dated February 1, 2000 between Hyseq, Inc. and Dr. George B. Rathmann.(9)

10.11†	Stock Option Agreement dated August 21, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(9)

10.12	Line of Credit Agreement dated August 6, 2001 between Hyseq, Inc. and Dr. George B. Rathmann.(9)

10.13	Interference Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(9)

10.14	Settlement Agreement dated October 24, 2001 between Hyseq, Inc. and Affymetrix, Inc.(9)

10.15†	Form of Non-Stockholder Approved Stock Option Agreement for Officers.(10)

10.16†	Stock Option Agreement dated September 21, 2001 between Nuvelo, Inc. and Dr. George B. Rathmann.(9)

10.17†	Form of Non-Stockholder Approved Option Agreement for Officers.(10)

10.18	Registration Rights Agreement dated April 5, 2002 between Hyseq, Inc. and the investors party thereto.(12)

10.19	Collaboration Agreement dated of January 8, 2002 between Hyseq, Inc. and Amgen Inc.(13)

10.20	Amendment No. 1 to Lease Agreement dated August 1, 2002 between Hyseq, Inc. and The Irvine Company.(14)

10.21	Form of Warrant Purchase Agreement, entered into January 8, 2002 between Hyseq, Inc. and Amgen Inc.(11)

10.22	Securities Purchase Agreement dated April 5, 2002, among Hyseq, Inc. and the investors party thereto.(12)

10.23	Amendment to Amended and Restated Line of Credit dated November 9, 2002 between Hyseq, Inc. and Dr. George B. Rathmann.(17)

10.24†	Nuvelo, Inc. 2002 Equity Incentive Plan.(18)

10.25	Second Amendment to Lease dated October 21, 2003 by and between the Irvine Company and Nuvelo, Inc.(19)

10.26	Collaboration Agreement dated January 12, 2004 between Nuvelo, Inc. and Archemix Corp.(20)

10.27	License Agreement dated February 4, 2004, among Dendreon San Diego LLC, Dendreon Corporation and Nuvelo, Inc.(20)

Exhibit Number	Description
10.28	Amended and Restated Secreted Protein Development and Collaboration Agreement dated January 28, 2004 between Deltagen, Inc. and Nuvelo, Inc.(22)

10.29†	Amended and Restated Nuvelo, Inc. 2004 Equity Incentive Plan.(38)

10.30†	Form of Notice of Grant of Stock Option under Nuvelo, Inc. 2004 Equity Incentive Plan.(23)

10.31†	Form of Nuvelo, Inc. Stock Option Agreement (Single Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(23)

10.32†	Form of Nuvelo, Inc. Stock Option Agreement (Double Trigger Acceleration) under Nuvelo, Inc. 2004 Equity Incentive Plan.(24)

10.33	Amendment No. 3 to Collaboration Agreement dated September 10, 2004 between Nuvelo, Inc. and Kirin Brewery Co., Ltd.(24)

10.34	Loan and Security Agreement dated August 31, 2004 between Nuvelo, Inc., and Silicon Valley Bank.(24)

10.35†	Nuvelo, Inc. Amended Executive Change in Control and Severance Benefit Plan.(46)

10.36§	Opt-Out, Termination, Settlement and Release Agreement dated October 29, 2004 between Nuvelo, Inc. and Amgen Inc.(26)

10.37§	License Agreement dated November 3, 2004 between Nuvelo, Inc. and Amgen Inc.(27)

10.38	Lease Agreement dated January 11, 2005 between Nuvelo, Inc. and BMR-201 Industrial Road LLC.(27)

10.39§	Interim Agreement dated January 21, 2005 between Nuvelo, Inc. and Avecia Limited.(27)

10.40	Letter Agreement dated March 30, 2005 between Silicon Valley Bank and Nuvelo, Inc.(28)

10.41§	Collaboration Agreement dated March 31, 2005 between Kirin Brewery Company and Nuvelo, Inc.(29)

10.42	First Amendment to Lease dated May 10, 2005 between BMR-2001 Industrial Road LLC and Nuvelo, Inc.(30)

10.43	Development and Validation Agreement dated June 30, 2005 between Avecia Limited and Nuvelo, Inc.(34)

10.44	First Amendment to Loan and Security Agreement dated July 18, 2005 between Silicon Valley Bank and Nuvelo, Inc.(32)

10.45	Common Stock Purchase Agreement dated August 4, 2005 by and between Kingsbridge Capital Limited and Nuvelo, Inc.(33)

10.46	Third Amendment to Lease dated September 15, 2005 between The Irvine Company and Nuvelo, Inc.(36)

10.47†	2006 Base Salaries for Named Executive Officers.(39)

10.48†	Nuvelo, Inc. Management Bonus Amounts for Named Executive Officers for the 2006 Fiscal Year.(42)

10.49†	Offer Letter dated September 7, 2004 between Nuvelo, Inc. and Dr. Michael Levy.(37)

10.50§	License and Collaboration Agreement dated January 4, 2006 between Bayer Healthcare AG and Nuvelo, Inc.(37)

10.51	Drug Product Development and Clinical Supply Agreement between Baxter Pharmaceutical Solutions LLC and Nuvelo, Inc. dated May 5, 2006.(40)

Exhibit Number	Description
10.52§	Amended and Restated Collaboration and License Agreement dated July 31, 2006 between Nuvelo, Inc. and Archemix Corp.(41)

10.53	Second Amendment to Loan and Security Agreement dated August 29, 2006 between Silicon Valley Bank and Nuvelo, Inc.(41)

10.54	Letter Agreement dated June 26, 2007 between Bayer Healthcare AG and Nuvelo, Inc.(43)

10.55	Variation and Settlement Agreement, dated June 30, 2007, among Avecia Limited, Avecia Biologics Limited and Nuvelo, Inc.(44)

10.56†	Base Salary for Named Executive Officer, effective August 1, 2007(45)

10.57†	Amended and Restated Addendum to Employment Agreement between Nuvelo, Inc. and Ted W. Love, dated April 30, 2007(46)

10.58*	Programme Amendment Order dated December 19, 2007 between Avecia Biologics Limited and Nuvelo, Inc.

21.1*	Subsidiaries of Nuvelo, Inc. as of December 31, 2007.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, as amended, File No. 333-29091.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on December 5, 1997, File No. 333-41663.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-8, filed on May 20, 1998, File No. 333-53089.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 00-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K/A, filed on March 17, 2000, File No. 00-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K filed April 2, 2001, File No. 000-22873.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on May 21, 2001, File No. 000-22873.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, as amended, filed on September 25, 2001, File No. 333-70134.

(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K, filed on April 1, 2002, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-K/A, filed on May 9, 2002, File No. 000-22873.

(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on May 15, 2002, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-3, filed on June 14, 2002, File No. 333-90458.

(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q/A, filed on July 22, 2002, File No. 000-22873.

(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q, filed on November 8, 2002, File No. 000-22873.

(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on November 12, 2002, File No. 000-22873.

(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 31, 2003, File No. 000-22873.

(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-8, filed on September 5, 2003, File No. 333-108563.

(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 14, 2003, File No. 000-22873.

(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on February 19, 2004, File No. 000-22873.

(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed March 26, 2004, File No. 000-22873.

(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2004, File No. 000-22873.

(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2004, File No. 000-22873.

(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 9, 2004, File No. 000-22873.

(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 9, 2004, File No. 000-22873.

(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 20, 2004, File No. 000-22873.

(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 16, 2005, File No. 000-22873.

(28)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed April 4, 2005, File No. 000-22873.

(29)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on May 10, 2005, File No. 000-22873.

(30)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed May 13, 2005, File No. 000-22873.

(31)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on July 14, 2005, File No. 333-126591.

(32)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 21, 2005, File No. 000-22873.

(33)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 5, 2005, File No. 000-22873.

(34)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on August 8, 2005, File No. 000-22873.

(35)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form S-3, filed on September 14, 2005, File No. 333-128316.

(36)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 20, 2005, File No. 000-22873.

(37)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-K, filed on March 15, 2006, File No. 000-22873.

(38)	Previously filed with the SEC as an Appendix to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-22873.

(39)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed August 3, 2006, File No. 000-22873.

(40)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed August 8, 2006, File No. 000-22873.

(41)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 8, 2006, File No. 000-22873.

(42)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed February 2, 2007, File No. 000-22873.

(43)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed June 26, 2007, File No. 000-22873.

(44)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed July 6, 2007, File No. 000-22873.

(45)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 19, 2007, File No. 000-22873.

(46)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed November 7, 2007, File No. 000-22873.

(47)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed December 12, 2007, File No. 000-22873.