Form 10-Q
period 2008-03-31
NUVELO INC
filed 2008-05-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On April 30, 2008: 53,505,956

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Cash and cash equivalents	$37,968	$32,061
Marketable securities	43,200	65,506
Collaboration receivables	834	588
Other current assets	1,458	1,831

Total current assets	83,460	99,986
Restricted cash	6,000	6,000
Property and equipment, net	8,445	8,906
Goodwill	4,671	4,671
Other assets	1,110	1,120

Total assets	$103,686	$120,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,393	$2,307
Accrued compensation and employee benefits	2,018	2,350
Accrued clinical trial and drug manufacturing costs	3,059	3,232
Current portion of deferred revenue	15,250	250
Current portion of deferred rent	1,415	1,400
Current portion of accrued facility exit costs	7,553	7,389
Other current liabilities	501	1,259

Total current liabilities	32,189	18,187
Non-current portion of deferred revenue	1,000	16,063
Non-current portion of deferred rent	5,236	5,597
Non-current portion of accrued facility exit costs	12,769	13,098
Other liabilities	869	79

Total liabilities	52,063	53,024

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	540,403	538,070
Accumulated other comprehensive income	88	49
Accumulated deficit	(488,921)	(470,513)

Total stockholders’ equity	51,623	67,659

Total liabilities and stockholders’ equity	$103,686	$120,683

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Contract revenues	$63	$910

Operating expenses:
Research and development	11,518	12,725
General and administrative	4,009	5,366
Restructuring	2,470	—
Facility exit charge	1,472	—

Total operating expenses	19,469	18,091

Operating loss	(19,406)	(17,181)
Interest income, net	998	1,832

Net loss	$(18,408)	$(15,349)

Basic and diluted net loss per share	$(0.34)	$(0.29)
Weighted average shares used in computing basic and diluted net loss per share	53,456	53,252

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,408)	$(15,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	586
Stock-based compensation expense	2,238	2,231
Non-cash facility exit charge and accretion expense	1,869	526
Other non-cash items	—	(1)
Changes in operating assets and liabilities:
Collaboration receivables	(246)	5,248
Other current assets	373	1,357
Other assets	10	212
Accounts payable	86	(4,905)
Accrued compensation and employee benefits	(332)	(1,359)
Accrued clinical trial and drug manufacturing costs	(173)	(2,334)
Deferred revenue	(63)	(910)
Deferred rent	(346)	(332)
Accrued facility exit costs	(2,034)	(1,968)
Other current and non-current liabilities	44	(179)

Net cash used in operating activities	(16,393)	(17,177)

Cash flows from investing activities:
Maturities of marketable securities	47,908	48,932
Purchases of marketable securities	(25,563)	(24,100)
Purchases of property and equipment	(128)	(218)

Net cash provided by investing activities	22,217	24,614

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	95	166
Payments on bank loans and capital lease obligations	(12)	(395)
Payments on related party line of credit	—	(688)

Net cash provided by (used in) financing activities	83	(917)

Net increase in cash and cash equivalents	5,907	6,520
Cash and cash equivalents at beginning of period	32,061	60,335

Cash and cash equivalents at end of period	$37,968	$66,855

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nuvelo, Inc. (“Nuvelo,” or the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation, including other current liabilities in the condensed consolidated balance sheets and statements of cash flows. The results of operations for the interim period shown herein are not necessarily indicative of operating results expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fair Value Disclosures

On January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of adopting SFAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operations.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

•

Level 2 – Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quotes prices that are observable for the asset or liability

•	Level 3 – Unobservable inputs for the asset or liability

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$23,374	$—	$—	$23,374
Corporate debt securities	—	47,050	—	47,050
Asset-backed securities	—	6,005	—	6,005
U.S. government agency securities	—	3,976	—	3,976

Total	$23,374	$57,031	$—	$80,405

Money market funds, which are expected to maintain a net asset value of $1 per share, are categorized in Level 1 of the fair value hierarchy. Other marketable debt securities, including corporate debt, asset-backed and U.S. government agency securities, are categorized in Level 2 of the fair value hierarchy. The fair value of these securities is generally based on pricing models which take into consideration market prices of identical or similar securities from multiple sources and the securities’ accreted balance on the reporting day.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The effective date for the Company is January 1, 2008. To date, the Company has not elected this fair value option for any assets or liabilities.

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

In calculating diluted net loss per share, the Company excluded the following outstanding shares of common stock equivalents, as the effect would be anti-dilutive (in thousands):

	March 31,
	2008	2007
Stock options and restricted stock units	6,196	9,077
Warrants	850	1,096

Total	7,046	10,173

3. Comprehensive Loss

The components of comprehensive loss for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss, as reported	$(18,408)	$(15,349)
Change in unrealized gain (loss) on hedging instruments	—	(5)
Change in unrealized gain (loss) on available-for-sale securities	39	(8)

Comprehensive loss	$(18,369)	$(15,362)

4. Stock-based Compensation

Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan purchase rights was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$222	$1,033
General and administrative	779	1,193
Restructuring	1,237	—

Total	$2,238	$2,226

Stock-based compensation expense related to non-employees was negligible in these periods.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense and, as a result, a full valuation allowance is applied to this deferred tax asset.

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended March 31,
	2008	2007
Expected term	4.63 years	4.95 years
Expected volatility	0.95	0.87
Risk-free interest rate	2.75%	4.65%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$1.12	$2.48

The Company granted options to purchase 1,205,800 and 1,318,350 shares of common stock in the three months ended March 31, 2008 and 2007, respectively. Generally, stock options become exercisable at a rate of 25% per year for a period of four years from the date of grant and have a maximum term of 10 years. Of the options granted in the three months ended March 31, 2007, 1,307,750 options vest ratably over a period of three years from the date of grant.

The Company terminated two executives in connection with its reduction in force announced in March 2008 (see Note 5, Restructuring). The two former executives were entitled to a 12-month acceleration in vesting of their options at the time of their termination. The Company recorded $1.2 million of stock-based compensation expense as a result of this acceleration in vesting of these options and classified this expense as part of restructuring expense.

5. Restructuring

On March 17, 2008, the Company announced its decision to discontinue alfimeprase clinical development and restructure to make additional resources available for its other research and development programs. In connection with the restructuring, the Company reduced its workforce by approximately 19 percent and recorded a restructuring expense of $2.5 million, including $1.3 million of termination benefits and $1.2 million of non-cash stock-based compensation expense. As of March 31, 2008, $1.0 million of termination benefits remained unpaid and were classified under accrued compensation and employee benefits in the condensed consolidated balance sheet.

In connection with the restructuring in August 2007, the Company recorded $1.4 million of termination benefits, of which $1.0 million was paid in 2007 and $0.2 million in the three months ended March 31, 2008. The remaining balance of $0.2 million as of March 31, 2008 was classified under accrued compensation and employee benefits in the condensed consolidated balance sheet.

6. Facility Exit Costs

The Company currently has a lease commitment for a 139,000-square-foot facility at 985 Almanor Avenue, Sunnyvale, California, which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, California. Through December 2006, the Company retained the Sunnyvale facility as a storage location. In December 2006, the Company approved a plan to exit the Sunnyvale facility and restore the building for potential sublease. On December 31, 2006, the Company exited the Sunnyvale facility and accrued $26.6 million to reflect the estimated present value of future lease-related payments less estimated net income from sublease rental. The future lease-related payments are scheduled to be made periodically until the lease expires.

The balance of accrued facility exit costs represents the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The estimates and assumptions are re-evaluated each quarter and are based upon current market data, including vacancy rates and lease activities for similar facilities within the area. As of March 31, 2008, the Company determined that the likelihood of subleasing the Sunnyvale facility during the remainder of the lease term has become remote and, therefore, recorded a $1.5 million charge to reflect such change in the sublease assumption. The charge increased the net loss per share by $0.03 for the three months ended March 31, 2008.

The following table summarizes the activity related to facility exit costs liabilities for the three months ended March 31, 2008 (in thousands):

Balance as of December 31, 2007	$20,487
Amounts paid during the period	(2,034)
Non-cash accretion	397
Change in fair value due to change in sublease assumption	1,472

Balance as of March 31, 2008	$20,322

The non-cash accretion totaling $0.4 million and $0.5 million was included in general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively.

The Company has also recorded a $0.8 million facility restoration obligation related to the Sunnyvale facility. This obligation was classified as other current liabilities as of December 31, 2007 and was reclassified to other long-term liabilities as of March 31, 2008, as the Company currently expects to complete the facility restoration in 2011.

7. Goodwill

The Company tests goodwill for impairment using a fair value approach at the reporting unit level on an annual basis or when events indicate that the carrying value of the asset may be impaired in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” (SFAS 142). Consistent with the determination that the Company has only one reporting segment, it has determined that there is only one reporting unit and, therefore, goodwill is tested at the entity level. The Company has elected October 31st as its measurement date. The Company completed its last annual goodwill tests as of October 31, 2007, and no impairments were recognized.

SFAS 142 requires a two-step test for goodwill impairment. In the first step, the Company compares the fair value of the Company to its carrying value. The Company bases its fair value on its market capitalization, which is based on quoted market prices of its common stock taking into account other factors that may affect the fair value of the Company as a whole. If the fair value of the Company exceeds the carrying value of its net assets, goodwill is not impaired and the Company is not required to proceed to the second step of the impairment test.

In the first quarter of 2008, the Company performed an additional goodwill impairment test due to the significant decline of its stock price subsequent to the announcement on March 17, 2008 (see Note 5, Restructuring). Significant judgment is required to evaluate the fair value of the Company, as quoted market prices of the Company’s common stock and consequently market capitalization may experience significant fluctuations in reaction to disclosures of new information about the Company. Based on the increases in the price of the Company’s common stock after the March 17, 2008 announcement and through the date of this filing, management concluded that the market capitalization following the initial market reaction to the announcement does not provide a good indication of the Company’s fair value. Accordingly, management concluded that the carrying value of the net assets currently does not exceed the Company’s fair value and consequently, goodwill is not impaired. The Company will continue to monitor its market capitalization and evaluate its goodwill for potential impairment in future periods.

8. Agreements with Bayer

In June 2007, the Company and Bayer Healthcare AG (Bayer) terminated their January 2006 license and collaboration agreement for the development and commercialization of alfimeprase. As part of the termination agreement with Bayer, the Company agreed to waive Bayer’s obligation to provide Nuvelo 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. Nuvelo also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon Nuvelo’s public announcement that it is discontinuing further development of alfimeprase in the stroke indication. The notice period during which Bayer may exercise the option begins upon the Company making certain information available to Bayer and lasts for 30 days after delivery of the information.

The Company announced its decision to discontinue alfimeprase clinical development on March 17, 2008 (see Note 5, Restructuring) and provided the information to Bayer as required by the termination agreement in April 2008. The $15.0 million termination payment, which had been recorded as deferred revenue, is expected to be recognized as revenue in May 2008 upon the expiration of the notice period.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular disease, cancer and other debilitating medical conditions. Our development pipeline includes NU172, a direct thrombin inhibitor in Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures, and preclinical candidate NU206, a recombinant, secreted protein for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease. In addition, we have research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics to further expand our pipeline and create additional partnering and licensing opportunities.

On March 17, 2008, we announced that data from our alfimeprase Phase 2 program in catheter occlusion (CO), known as SONOMA-3, did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile. As a result, we ended further clinical development of alfimeprase, including the programs in CO and acute ischemic stroke, and restructured the company to make additional resources available for our other research and development programs. In connection with the restructuring, we reduced our workforce by approximately 19 percent and recorded a restructuring expense of $2.5 million, including $1.3 million of termination benefits and $1.2 million of non-cash stock-based compensation expense. We expect the reduction in workforce and the discontinuance of alfimeprase to result in reduced operating expenses in 2008 of approximately $47.0 to $52.0 million, which include restructuring and facility exit charges totaling $4.0 million, as compared to the guidance we provided in the February 2008 of $55.0 to $60.0 million. We also expect net cash used in operating expenses for 2008 of approximately $43.0 to $48.0 million, as compared to the guidance we provided in February 2008 of $50.0 to $55.0 million.

NU172

NU172 is an aptamer, which is a single-stranded nucleic acid that binds target molecules in a manner conceptually similar to antibodies, that was designed to directly inhibit thrombin’s ability to stimulate blood clot formation in the setting of medical or surgical procedures where human blood is exposed to foreign materials. Specifically, NU172 is being studied for use as a potential short-acting anticoagulant during procedures such as coronary artery bypass graft surgery and percutaneous interventions. Data from early animal models suggest that NU172 has the potential for predictable anticoagulant effects, rapid onset and offset of action, and avoidance of heparin-induced thrombocytopenia.

On April 29, 2008, we announced results from the Phase 1 proof-of-concept trial of NU172, demonstrating that the thrombin-inhibitor achieved rapid onset and offset of anticoagulation after a single bolus dose with a favorable safety profile. The Phase 1 trial examined the safety, tolerability and pharmacokinetics of escalating bolus doses of NU172 in normal, healthy volunteers. In the trial, NU172 produced dose-dependent increases in anticoagulation, measured by activated clotting time (ACT). The 2.00 mg/kg bolus dose of NU172 achieved an average ACT of 415 seconds. Upon withdrawal of NU172, the ACT showed a rapid return toward baseline with a plasma half-life of NU172 of approximately 10 minutes. No serious adverse events occurred in the trial.

We plan to initiate a Phase 1b trial in the second quarter of this year to assess the safety, tolerance, pharmacokinetics and pharmacodynamics of bolus followed by escalating infusion doses of NU172 in healthy volunteers. Top-line data from this study is expected in the third quarter of 2008. If the data from the Phase 1b trial are consistent with the results of the Phase 1a trial, we anticipate initiating a Phase 2 study in medical or surgical procedures in the fourth quarter of 2008 or first quarter of 2009.

We are developing NU172 through a collaboration with Archemix Corporation, under which we are responsible for development and worldwide commercialization of NU172 and other potential product candidates that may be developed under this collaboration.

In February 2008, we paid Archemix a $1.0 million milestone fee in connection with the dosing of the first patient in the Phase 1 trial for NU172. If we enroll the first patient in a Phase 2 trial of NU172, which may occur within the next 12 months, we are obligated to pay Archemix a $3.0 million milestone fee.

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a highly specific regulator of the gastrointestinal (GI) epithelial cell function as demonstrated in early animal studies. Preclinical studies suggest it can promote growth and repair in animal models of radiation or cancer chemotherapy induced gastrointestinal injury, as well as in animal models of inflammatory bowel disease. We expect to enroll the first patient in our Phase 1 trial of NU206 in patients with cancer chemotherapy induced mucositis in the second quarter of 2008. In order to accelerate the development of NU206, we will also be conducting trials in normal healthy volunteers and expect to initiate this Phase 1 single ascending dose trial in the third quarter of 2008. Top-line data from the healthy volunteer trial is expected in the second half of 2008, which will be followed by the initiation of a second healthy volunteer trial, a Phase 1b multiple ascending dose trial, in the fourth quarter of 2008 or the first quarter of 2009.

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. Under this agreement, all operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin.

Research Programs

In addition to our clinical and development-stage drug candidates, we have active research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics. Through these programs, we plan to further expand our pipeline and create additional partnering and licensing opportunities.

Leukemia Therapeutic Antibody Program

We are developing monoclonal antibody (mAbs) candidates discovered by our leukemia therapeutic antibody program. We are completing preclinical studies with a series of chimeric mAbs to select drug candidates for the potential treatment of chronic lymphocytic leukemia (CLL) and acute mylogenous leukemia (AML).

Wnt Therapeutics Program

We have identified several drug candidates as part of our Wnt therapeutics program. The Wnt signaling pathway is critical for regulating cell growth and differentiation during homeostasis and pathogenesis. We have developed a comprehensive approach to target key receptors and secreted proteins that modulate the Wnt pathway. In addition, we have produced mAbs and secreted recombinant proteins with biological activity in cellular assays and animal disease models. Potential indications include: Inflammatory Bowel Disease (IBD), peptic ulcers, mucositis, wound healing, and cancer, as well as bone disorders and osteolytic lesions caused by osteoarthritis and multiple myeloma. Our lead candidate in this program is NU206, a Wnt regulator also known as R-Spondin1 (RSpo1), which we are developing in collaboration with Kirin.

Results of Operations

Contract Revenues

Contract revenues were $0.1 million in the three months ended March 31, 2008, compared to $0.9 million in the corresponding period of 2007. The collaboration agreement with Bayer HealthCare AG (Bayer) was terminated in June 2007 and, therefore, there was no amortization of the related $50 million up-front license fee in 2008. The up-front license fee from Bayer had been recorded as deferred revenue upon receipt in January 2006 and was being recognized on a straight-line basis over the performance period under the agreement, originally estimated to be through September 2020.

We expect the quarterly amortization of existing deferred revenue for the remainder of 2008 to be $63,000 due to the ongoing revenue recognition from an up-front license fee received from Kirin under the NU206 collaboration agreement. We expect to recognize as revenue in May 2008 the $15.0 million that was received from Bayer in connection with the termination of the collaboration agreement in June 2007. The $15.0 million, which had been recorded as deferred revenue, is to be recognized as revenue upon the expiration of the notice period, as defined in the termination agreement with Bayer.

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

R&D expenses for our significant programs were as follows for the periods indicated (including up-front fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense):

	Since Inception	Three Months Ended March 31,
Program		2008	2007
	(In millions)
Alfimeprase	$123.0	$3.6	$3.9
NU172	15.4	2.3	1.9
NU206	11.1	1.5	0.7

R&D expenses were $11.5 million for the three months ended March 31, 2008, compared to $12.7 million for the corresponding period in 2007, net of cost sharing credits billable to collaboration partners of $0.8 million and $3.3 million, respectively. The decrease of $1.2 million in 2008 was primarily attributed to the following: a $0.3 million decrease in alfimeprase development expenses, $1.1 million decrease in expenses related to rNAPc2, of which the development was suspended in 2007, and a reduction of $0.8 million in employees’ stock-based compensation expense, partially offset by increases in expenses related to NU172 of $0.4 million and NU206 of $0.8 million.

The increase in NU172-related expenses in 2008 was primarily due to the initiation of the Phase 1 trial in January 2008. The increase in NU206-related expenses in 2008 was primarily related to increased expenditures in manufacturing and toxicology studies for NU206. During the remainder of 2008, we expect NU172- and NU206-related expenses to increase from 2008 first quarter levels as we advance these drug candidates through clinical development.

In March 2008, we decided to end further clinical development in alfimeprase. We expect to continue to incur expenses in the remainder of 2008 to wind down all programs in alfimeprase but at a level significantly lower than the current level.

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

G&A expenses were $4.0 million for the three months ended March 31, 2008, compared to $5.4 million for the corresponding period in 2007. The decrease of $1.4 million in 2008 was primarily related to a $1.4 million decrease in personnel-related expenses as a result of a reduction in headcount, partially offset by an increase in consulting and professional fees of $0.3 million in total. We expect G&A expenses in the remainder of 2008 to be consistent with or slightly lower than the current level.

Facility Exit Charge

In December 2006, we exited the Sunnyvale facility and recorded a liability for the remaining lease obligations, less estimated sublease income, for the remainder of the lease term. As of March 31, 2008, we determined that the likelihood of subleasing the Sunnyvale facility has become remote and, accordingly, recorded a $1.5 million charge reflecting the change in our sublease assumption.

Interest Income, Net

Interest income, net, was $1.0 million for the three months ended March 31, 2008, compared to $1.8 million in the corresponding period of 2007. The decrease was primarily due to declining balances in cash, cash equivalents and marketable securities and a substantial reduction in the yield on cash equivalents and marketable securities.

Assessment of Goodwill Impairment

In the first quarter of 2008, we performed a goodwill impairment test due to the significant decline of our stock price subsequent to the March 17, 2008 announcement discussed above. As a result of this impairment test, we determined that the goodwill was not impaired (see Note 7 to the Condensed Consolidated Financial Statements). We will continue to evaluate goodwill for potential impairment. An impairment of goodwill may have a material adverse effect on our financial conditions and results of operations.

Liquidity and Capital Resources

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

	March 31, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$37,968	$32,061
Marketable securities	43,200	65,506
Restricted cash	6,000	6,000

	$87,168	$103,567

As of March 31, 2008, we had total cash and cash equivalents, marketable securities and restricted cash of $87.2 million, as compared to $103.6 million as of December 31, 2007. The decrease of $16.4 million resulted primarily from operating expenditures during the period.

As of March 31, 2008, all of our investments in marketable securities have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist of corporate debt, U.S. government agency and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$(16,393)	$(17,177)
Investing activities	22,217	24,614
Financing activities	83	(917)

Net increase in cash and cash equivalents	$5,907	$6,520

Net cash used in operating activities was $16.4 million in the three months ended March 31, 2008, compared to $17.2 million in the corresponding period of 2007. The decrease of $0.8 million was primarily due to an overall reduction in R&D and G&A expenses in the 2008 period.

Net cash provided by investing activities was $22.2 million in the three months ended March 31, 2008, compared to $24.6 million in the corresponding period of 2007. The decrease of $2.4 million was primarily due to a decrease in maturities, net of purchases, of marketable securities.

Net cash provided by financing activities was $0.1 million in the three months ended March 31, 2008, compared to net used in financing activities of $0.9 million in the corresponding period of 2007. The change of $1.0 million was primarily because we had no debt payments related to the bank loans and related party line of credit in 2008 as they were paid in full in the second half of 2007.

Sources and Uses of Capital

Our primary sources of liquidity are from financing activities and collaboration receipts. We plan to continue to raise funds through additional public and/or private offerings and collaboration activities in the future.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006, and may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility, and subject to certain other limitations, which, among others, include a minimum volume weighted average price for our common stock of $2.50 per share. The closing price of our stock on March 31, 2008 was $0.71.

In July 2006, we entered into a collaboration agreement with Archemix. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. If we enroll the first patient in a Phase 2 trial of NU172, which may occur within the next 12 months, a $3.0 million milestone fee is payable to Archemix. In addition, we are obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement.

We have a $6.0 million letter of credit issued to the landlord of our Sunnyvale facility as required by the lease agreement of this facility, and the letter of credit is being collateralized by a certificate of deposit of the same amount, which is recorded as restricted cash.

Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Part II, Item 1A. Risk Factors.” We may not be able to secure additional financing to meet our funding requirements on acceptable terms, if at all. If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. If we are unable to obtain additional funds, we will have to reduce our operating costs and delay our research and development programs. We believe that we have adequate balance in cash, cash equivalents and marketable securities to fund our operations for at least the next twelve months.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no material changes in the reported interest rate risk or credit risk from those reported under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. On or about July 15, 2002, Variagenics and the individuals filed a motion to dismiss. We are involved in this litigation as a result of our merger with Variagenics in January 2003. On July 16, 2003, Nuvelo’s Board of Directors approved a settlement proposal initiated by the plaintiffs. However, because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. While a new complaint has not been filed against us, there are several “focus” cases against other issuers in which new complaints have been filed. Defendant issuers in the “focus” cases filed motions to dismiss the new complaints. On March 26, 2008, the District Court issued an order granting in part and denying in part the “focus” issuers motions to dismiss. The “focus” issuers had been advised that plaintiffs intended to file new complaints against us, but none have been filed yet. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and, in the event of an adverse outcome, our business could be harmed.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. Those risk factors that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are marked with an asterisk(*).

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

In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase, and dosed our first patient in that trial in August 2007. In the second quarter of 2007, we also reported our decision to pursue alfimeprase for the treatment of acute ischemic stroke in a Phase 2 clinical trial, and dosed our first patient in that trial in December 2007. On March 17, 2008, we announced that the data from our alfimeprase Phase 2 trial in CO did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile. As a result, we ended further clinical development of alfimeprase, including the programs in CO and acute ischemic stroke.

In August 2007, we announced the suspension of our clinical development of our drug candidate, rNAPc2, for the treatment of metastatic colorectal cancer and acute coronary syndromes.

In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating bolus doses of NU172. In April 2008, we announced positive results from this Phase 1 trial, and we plan to launch a Phase 1b trial of bolus dosing followed by escalating infusion doses of NU172 in the second quarter of 2008. We cannot predict whether we will be able to initiate and complete the Phase 1b trial, or whether it will be successful.

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

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.*

Our business strategy requires us to manage our operations to provide for the continued development and potential commercialization of our drug candidates. Our strategy also calls for us to undertake increased research and development activities, and to manage an increasing number of relationships with collaborators and other third parties, while simultaneously managing the expenses generated by these activities. In August 2007, we announced a reduction of approximately 30% of our workforce, across our research, clinical development and administrative functions. This reduction in force was a part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. As a result of the reduction in force, we recorded a restructuring charge of approximately $2.3 million in the third quarter of 2007. On March 17, 2008, we announced the decision to discontinue alfimeprase clinical development and restructure to make additional resources available for our other research and development programs. As a result of the reduction in force, we recorded a restructuring expense of $2.5 million in the first quarter of 2008.

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

Our clinical trials for our products may not yield results that will enable us to further develop our products and obtain the regulatory approvals necessary to sell them.*

We, and our collaborators, will only receive regulatory approval for our drug candidates if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. It will take us several years to complete our testing, and failure can occur at any stage of testing. The results we obtain in preclinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. For example, in December 2006, we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute PAO and in the first of two planned Phase 3 trials for the treatment of CO. In the second quarter of 2007, we reported our decision to close the suspended PAO trial. In March 2008, we announced that the data from our alfimeprase Phase 2 program in CO did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile. As a result, we ended further clinical development of alfimeprase, including the programs in CO and acute ischemic stroke. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition would be materially adversely affected.

In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating bolus doses of NU172. In April 2008, we announced positive results from this Phase 1 trial, and we plan to launch a Phase 1b trial of bolus dosing followed by escalating infusion doses of NU172 in the second quarter of 2008. We cannot predict whether we will be able to initiate and complete the Phase 1b trial, or whether it will be successful.

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

If clinical trials for a drug candidate are unsuccessful, we will be unable to commercialize the drug candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development timelines. Either circumstance could cause the market price of our common stock to decline. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of PAO and a Phase 3 trial for CO, the closing price of our common stock was $4.05 on the day of the announcement, as compared to $19.55 on the trading day prior to the announcement. Similarly, when we announced we were terminating all clinical development of alfimeprase in March 2008, the closing price of our common stock was $0.73 the day after the announcement, as compared to $1.36 prior to the announcement.

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

We announced the decision to discontinue alfimeprase clinical development in March 2008 and provided the information to Bayer as required by the termination agreement in April 2008. Bayer’s notice period expired in May 2008, without Bayer exercising its option to reacquire rights to alfimeprase. As a result of the termination of the Agreement, we continue to be responsible for all remaining costs and expenses associated with alfimeprase.

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

Due to the factors discussed above and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing NU172, NU206 or other preclinical product candidates, or we may become involved in litigation or arbitration with our partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price. Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

Since NU172 is in Phase 1 clinical trials, and NU206 is moving into the clinical trial phase, we are dependent upon third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into and intend to enter into additional contractual relationships with third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file INDs with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract qualified individuals to fill open positions. In addition, in August 2007 we reduced our workforce by approximately 30 percent as part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. In March 2008, we announced the decision to discontinue alfimeprase clinical development and restructure to make additional resources available for our other research and development programs. In connection with the restructuring, we reduced our workforce by approximately 19 percent. These reductions in our workforce may impair our ability to recruit and retain qualified employees and to effectively complete administrative and development functions. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. We also rely on services provided by outside consultants. Attracting and retaining qualified outside consultants is competitive, and, generally, outside consultants can terminate their relationship with us at will. If we do not retain qualified personnel, outside consultants and scientific collaborators, or if we experience turnover or difficulties recruiting new employees or outside consultants, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

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

We have not yet commercialized any of our therapeutic product candidates. Our commercialization of products is subject to several risks, including but not limited to:

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

We will need to raise significant additional capital to finance the research and clinical development of our drug product candidates. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock. Financing may be unavailable when we need it or may not be available on acceptable terms. As an example, if the minimum volume weighted-average price for our common stock is below $2.50 per share, which was the case as of March 31, 2008, we may be unable to sell stock to Kingsbridge Limited under the CEFF. The unavailability of financing may require us to delay, scale back or eliminate expenditures for the research and development of our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

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

•	progress in current and anticipated clinical studies of our products, including NU172 and NU206;

•	our need to develop, acquire or license new technologies or products;

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

Historically, our stock price has been extremely volatile. Between January 1, 2007 and December 31, 2007, the price ranged between a high of $6.63 per share and a low of $1.26 per share. Between January 1, 2008 and March 31, 2008, the price ranged between a high of $1.85 per share and a low of $0.66 per share. In March 2008, after we announced that the data from our Phase 2 program in catheter occlusion did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile and that we ended further clinical development of alfimeprase, the closing price of our common stock was $0.73 the day after the announcement, as compared to $1.36 prior to the announcement. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

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

Our stock price may not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.*

Nasdaq Global Market listing standards require that for continued listing, the bid price of our common stock must be a minimum of $1.00 per share. Since we announced on March 17, 2008 that we were terminating the development of alfimeprase, the bid price of our common stock has been less than $1.00 each trading day since March 18, 2008. On May 1, 2008, we received notice from Nasdaq indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. We were given 180 calendar days, or until October 28, 2008, to regain compliance with this listing requirement, which would be accomplished if the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. The notice from Nasdaq also indicated that, if we do not regain compliance by October 28, 2008, Nasdaq will provide written notification that our common stock will be delisted, after which Nuvelo may appeal the staff determination to the Nasdaq Listing Qualifications Panel. In addition, if we do not regain compliance with this listing requirement by October 28, 2008, but meet the initial inclusion criteria for the Nasdaq Capital Market (except for the bid price requirement), we may apply to transfer the listing of our common stock to this market and, if accepted, be provided with an additional 180 day period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, Nasdaq Staff will provide written notification that Nuvelo securities will be delisted. Upon such notice, we may appeal the Nasdaq Staff’s Determination to the Nasdaq Listing Qualifications Panel. There can be no assurance that our common stock would be eligible for transfer to the Nasdaq Capital Market, or, if we appeal the Nasdaq Staff’s Determination, that such appeal would be successful.

If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We have a significant accumulated deficit and anticipate continuing losses.

We have incurred significant net losses, including $130.6 million in 2006, $12.3 million in 2007 and $18.4 million in the three months ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of $488.9 million and we anticipate continuing losses for the foreseeable future.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2008, we had 53,505,956 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of March 31, 2008, our directors, officers and greater than five percent stockholders held approximately six percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of March 31, 2008, we had approximately 12,585,695 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in these 12,585,695 shares are (i) 5,728,244 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 440,206 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 27,332 shares of our common stock issuable under restricted stock units, (iv) 5,949,991 shares of our common stock reserved for future grants under our 2004 Equity Incentive Plan, and (v) 439,922 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of March 31, 2008, outstanding options to purchase 3,890,208 shares of common stock were exercisable, and no outstanding restricted stock units have been vested. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of March 31, 2008, 850,224 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

The committed equity financing facility with Kingsbridge may not be available to us when we desire to draw upon it, may require us to make additional “blackout” payments to Kingsbridge, and may result in dilution to our stockholders.*

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, not to exceed 8,075,000 shares, subject to certain conditions and restrictions. Kingsbridge is not obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum volume weighted average price for our common stock of $2.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq Global Market. On May 1, 2008, we received notice from Nasdaq that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market, and we face delisting proceedings if we do not regain compliance by October 28, 2008. If our common stock is delisted for this or any other reason, Kingsbridge would no longer be obligated to purchase shares under the CEFF. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all. In the fourth quarter of 2005, under this stock purchase agreement, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. If the previously discussed conditions are met, we may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility.

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

In addition, Variagenics has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of our merger with Variagenics, we are obligated to continue to defend against this litigation. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will not be material to our financial position or results of operations, and that any loss, settlement payment or attorneys’ fees accrued with respect to the suit will be paid by our insurance provider. Because of a recent court ruling, the settlement class, as defined in the settlement papers, is no longer feasible. While a new complaint has not been filed against us, there are several “focus” cases against other issuers in which new complaints have been filed. Defendant issuers in the “focus” cases filed motions to dismiss the new complaints. On March 26, 2008, the District Court issued an order granting in part and denying in part the “focus” issuers motions to dismiss. The “focus” issuers had been advised that plaintiffs intended to file new complaints against us, but none have been filed yet. We could be forced to incur material expenses in the litigation if the parties cannot achieve a settlement, and in the event there is an adverse outcome, our business could be harmed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(1)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(2)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(1)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(1)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(3)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(4)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(1)

4.6	Form of Warrant to purchase 1,491,544 shares (pre-split) of Common Stock of Hyseq, Inc. dated January 8, 2002.(5)

4.7	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(6)

4.8	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(6)

4.9	Reference is made to Exhibits 3.1 and 3.2.

10.59†*	Amended and Restated Addendum to Employment Agreement between Nuvelo, Inc. and Ted W. Love dated January 1, 2008.

10.60†*	Bonuses for Named Executive Officers Approved on January 25, 2008.

10.61†*	Separation Agreement between Nuvelo, Inc. and Michael D. Levy dated March 20, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on March 26, 2004, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on December 12, 2007, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q filed on May 15, 2002, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on August 5, 2005, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/S/ LEE BENDEKGEY
Lee Bendekgey
Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: May 9, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(1)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(2)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(1)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(1)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(3)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(4)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(1)

4.6	Form of Warrant to purchase 1,491,544 shares (pre-split) of Common Stock of Hyseq, Inc. dated January 8, 2002.(5)

4.7	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(6)

4.8	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(6)

4.9	Reference is made to Exhibits 3.1 and 3.2.

10.59†*	Amended and Restated Addendum to Employment Agreement between Nuvelo, Inc. and Ted W. Love dated January 1, 2008.

10.60†*	Bonuses for Named Executive Officers Approved on January 25, 2008.

10.61†*	Separation Agreement between Nuvelo, Inc. and Michael D. Levy dated March 20, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on March 26, 2004, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on December 12, 2007, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q filed on May 15, 2002, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on August 5, 2005, File No. 000-22873.