Form 10-Q
period 2008-06-30
NUVELO INC
filed 2008-07-24
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐             Small reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 21, 2008: 53,589,196

NUVELO, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NUVELO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2008	December 31, 2007
	(In thousands)
ASSETS
Cash and cash equivalents	$42,714	$32,061
Marketable securities	27,333	65,506
Collaboration receivables	1,080	588
Other current assets	849	1,831

Total current assets	71,976	99,986
Restricted cash	6,000	6,000
Property and equipment, net	7,940	8,906
Goodwill	—	4,671
Other assets	1,102	1,120

Total assets	$87,018	$120,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,589	$2,307
Accrued compensation and employee benefits	1,598	2,350
Accrued clinical trial and drug manufacturing costs	2,621	3,232
Current portion of deferred revenue	250	250
Current portion of deferred rent	1,430	1,400
Current portion of accrued facility exit costs	7,190	7,389
Other current liabilities	852	1,259

Total current liabilities	16,530	18,187
Non-current portion of deferred revenue	938	16,063
Non-current portion of deferred rent	4,875	5,597
Non-current portion of accrued facility exit costs	11,472	13,098
Other liabilities	857	79

Total liabilities	34,672	53,024

Stockholders’ equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in capital	541,433	538,070
Accumulated other comprehensive income	12	49
Accumulated deficit	(489,152)	(470,513)

Total stockholders’ equity	52,346	67,659

Total liabilities and stockholders’ equity	$87,018	$120,683

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Contract revenues	$15,062	$45,825	$15,125	$46,735

Operating expenses:
Research and development	7,630	11,233	19,148	23,958
General and administrative	3,653	7,273	7,662	12,639
Restructuring	—	—	2,470	—
Facility exit charge	—	—	1,472	—
Impairment of goodwill	4,671	—	4,671	—

Total operating expenses	15,954	18,506	35,423	36,597

Operating income (loss)	(892)	27,319	(20,298)	10,138
Interest income, net	661	1,723	1,659	3,555

Net income (loss)	$(231)	$29,042	$(18,639)	$13,693

Net income (loss) per share:
Basic	$(0.00)	$0.54	$(0.35)	$0.26
Diluted	$(0.00)	$0.54	$(0.35)	$0.26
Shares used in computing net income (loss) per share:
Basic	53,535	53,317	53,496	53,285
Diluted	53,535	53,349	53,496	53,300

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(18,639)	$13,693
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,173	1,173
Stock-based compensation expense	3,213	4,999
Non-cash facility exit charge and accretion expense	2,263	1,021
Impairment of assets	4,671	1,117
Changes in operating assets and liabilities:
Collaboration receivables	(492)	(7,828)
Other current assets	982	2,224
Other assets	18	255
Accounts payable	282	(3,514)
Accrued compensation and employee benefits	(752)	(793)
Accrued clinical trial and drug manufacturing costs	(611)	(6,762)
Other current liabilities	349	(95)
Deferred revenue	(15,125)	(31,736)
Deferred rent	(692)	(664)
Accrued facility exit costs	(4,088)	(3,954)
Accrued interest	—	70
Other non-current liabilities	45	—

Net cash used in operating activities	(27,403)	(30,794)

Cash flows from investing activities:
Maturities of marketable securities	73,305	73,835
Purchases of marketable securities	(35,169)	(60,889)
Purchases of property and equipment	(207)	(306)

Net cash provided by investing activities	37,929	12,640

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	150	306
Payments on bank loans and capital lease obligations	(23)	(791)
Payments on related party line of credit	—	(1,375)

Net cash provided by (used in) financing activities	127	(1,860)

Net increase (decrease) in cash and cash equivalents	10,653	(20,014)
Cash and cash equivalents at beginning of period	32,061	60,335

Cash and cash equivalents at end of period	$42,714	$40,321

See accompanying notes to condensed consolidated financial statements.

NUVELO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Liquidity and Concentration Risk

The Company’s primary sources of liquidity are from financing activities and collaboration receipts. The Company’s current development plans will require it to raise additional funds through additional public and/or private offerings and collaboration activities. The primary use of capital has been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments and spending on capital items.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$39,544	$—	$—	$39,544
Corporate debt securities	—	22,833	—	22,833
Asset-backed securities	—	2,504	—	2,504
U.S. government agency securities	—	3,996	—	3,996

Total	$39,544	$29,333	$—	$68,877

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

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) as reported	$(231)	$29,042	$(18,639)	$13,693

Basic weighted-average shares outstanding	53,535	53,317	53,496	53,285
Effect of dilutive stock options and restricted stock units	—	32	—	15

Diluted weighted-average shares outstanding	53,535	53,349	53,496	53,300

Net income (loss) per share:
Basic	$(0.00)	$0.54	$(0.35)	$0.26
Diluted	$(0.00)	$0.54	$(0.35)	$0.26

In calculating diluted net loss per share, the Company excluded the following weighted-average outstanding shares of common stock equivalents, as the effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options and restricted stock units	6,057	8,869	6,697	8,838
Warrants	850	850	850	850

Total	6,907	9,719	7,547	9,688

3. Comprehensive Income (Loss) The components of comprehensive income (loss) for each period presented, net of any related tax effects, are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss), as reported	$(231)	$29,042	$(18,639)	$13,693
Change in unrealized gain (loss) on available-for-sale securities	(76)	(7)	(37)	(15)
Change in unrealized gain (loss) on hedging instruments	—	—	—	(6)

Comprehensive income (loss)	$(307)	$29,035	$(18,676)	$13,672

4. Stock-based Compensation Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan purchase rights was as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$137	$1,108	$359	$2,142
General and administrative	838	1,659	1,617	2,852
Restructuring	—	—	1,237	—

Total	$975	$2,767	$3,213	$4,994

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

The fair values of employee stock options granted under the Company’s stock option plans during the periods presented were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair values per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term	4.55 years	4.92 years	4.63 years	4.95 years
Expected volatility	1.04	0.92	0.95	0.87
Risk-free interest rate	3.16%	4.76%	2.78%	4.66%
Expected dividend yield	—	—	—	—
Weighted-average grant date fair value per share	$0.55	$2.69	$1.08	$2.51

In the three and six months ended June 30, 2008, the Company granted employees options to purchase 80,000 and 1,285,800 shares of its common stock, respectively. In the three and six months ended June 30, 2007, the Company granted employees options to purchase 198,200 and 1,516,550 shares of common stock, respectively.

The Company terminated two executives in connection with its reduction in force announced in March 2008 (see Note 5, Restructuring). The two former executives were entitled to a 12-month acceleration in vesting of their options at the time of their termination. For the six months ended June 30, 2008, the Company recorded $1.2 million of stock-based compensation expense as a result of this acceleration in vesting of these options and classified this expense as part of restructuring expense.

5.	Restructuring

On March 17, 2008, the Company announced its decision to discontinue alfimeprase clinical development and restructure to make additional resources available for its other research and development programs. In connection with the restructuring, the Company reduced its workforce by approximately 19 percent and recorded a restructuring expense of $2.5 million, including $1.3 million of termination benefits and $1.2 million of non-cash stock-based compensation expense, for the six months ended June 30, 2008. As of June 30, 2008, $0.6 million of termination benefits remained unpaid and were classified under accrued compensation and employee benefits in the condensed consolidated balance sheet.

In connection with the restructuring announced in August 2007, the Company recorded $1.4 million of termination benefits, of which $1.0 million was paid in 2007 and $0.3 million in the six months ended June 30, 2008. The remaining balance of $0.1 million as of June 30, 2008 was classified under accrued compensation and employee benefits in the condensed consolidated balance sheet.

6.	Facility Exit Costs

The Company has a lease commitment for a 139,000-square-foot facility at 985 Almanor Avenue, Sunnyvale, California, which expires on May 30, 2011. In September 2005, Nuvelo relocated the Company’s headquarters to a facility located at 201 Industrial Road, San Carlos, California. Through December 2006, the Company retained the Sunnyvale facility as a storage location. In December 2006, the Company approved a plan to exit the Sunnyvale facility and restore the building for potential sublease. On December 31, 2006, the Company exited the Sunnyvale facility and accrued $26.6 million to reflect the estimated present value of future lease-related payments less estimated net income from sublease rental. The future lease-related payments are scheduled to be made periodically until the lease expires.

The balance of accrued facility exit costs represents the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, and the probability of subleasing this space. The estimates and assumptions are re-evaluated each quarter and are based upon current market data, including vacancy rates and lease activities for similar facilities within the area. As of March 31, 2008, the Company determined that the likelihood of subleasing the Sunnyvale facility during the remainder of the lease term has become remote and, therefore, recorded a $1.5 million charge to reflect such change in the sublease assumption. The charge increased the net loss per share by $0.03 for the six months ended June 30, 2008.

The following table summarizes the activity related to facility exit costs liabilities for the six months ended June 30, 2008 (in thousands):

Balance as of December 31, 2007	$20,487
Amounts paid during the period	(4,088)
Non-cash accretion	791
Change in fair value due to change in sublease assumption	1,472

Balance as of June 30, 2008	$18,662

The non-cash accretion, which was included in general and administrative expenses, was $0.4 million and $0.8 million for the three and six months ended June 30, 2008, and $0.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively.

The Company has also recorded a $0.8 million facility restoration obligation related to the Sunnyvale facility. The Company currently expects to complete the facility restoration in 2011. Accordingly, this obligation was classified as other long-term liabilities as of June 30, 2008.

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

SFAS 142 requires a two-step test for goodwill impairment. In the first step, the Company compares the fair value of the Company to its carrying value. The Company generally bases its fair value on its market capitalization, which is based on quoted market prices of its common stock, taking into account other factors that may affect the fair value of the Company as a whole. If the fair value of the Company exceeds the carrying value of its net assets, goodwill is not impaired and the Company is not required to proceed to the second step of the impairment test.

In the first quarter of 2008, the Company performed a goodwill impairment test due to the significant decline of its stock price subsequent to the alfimeprase announcement on March 17, 2008 (see Note 5, Restructuring). Significant judgment is required to evaluate the fair value of the Company, as quoted market prices of the Company’s common stock and consequently market capitalization may experience significant fluctuations in reaction to disclosures of new information about the Company. Based on the upward trend in the price of the Company’s common stock following the initial decrease after the announcement and through the filing of the Form 10-Q for the first quarter of 2008, management concluded that the market capitalization following the initial market reaction to the announcement did not provide a good indication of the Company’s fair value. Accordingly, management concluded that the carrying value of the net assets currently did not exceed the Company’s fair value and consequently, goodwill was not impaired at March 31, 2008.

In the second quarter of 2008, the Company performed an additional goodwill impairment test as the upward trend in the market price of the Company’s common stock did not continue and the Company’s market capitalization remained lower that its carrying value. Since the carrying value exceeded the fair value, at June 30, 2008, the Company performed the second step in order to determine the implied fair value of the Company’s goodwill to compare it to the carrying value of goodwill. The activities in the second step included valuing the tangible and intangible assets and liabilities of the Company based on their fair value and determining the implied goodwill based upon the difference between the fair value of the reporting unit and the net fair values of identified tangible and intangible assets and liabilities. Based on the results of the second step of calculating the implied goodwill, the Company recorded an impairment charge of the full balance of goodwill totaling $4.7 million.

8.	Agreements with Bayer

In June 2007, the Company and Bayer Healthcare AG (Bayer) terminated their January 2006 license and collaboration agreement for the development and commercialization of alfimeprase. As part of the termination agreement with Bayer, the Company agreed to waive Bayer’s obligation to provide Nuvelo 12 months’ notice of termination in consideration of Bayer’s agreement to pay Nuvelo a lump sum of $15.0 million. Nuvelo also granted Bayer the option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon Nuvelo’s public announcement that it is discontinuing further development of alfimeprase in the stroke indication. The notice period during which Bayer could exercise the option would begin upon the Company making certain information available to Bayer and last for 30 days after delivery of the information.

The Company announced its decision to discontinue alfimeprase clinical development on March 17, 2008 and provided the information to Bayer as required by the termination agreement in April 2008. The $15.0 million termination payment, which had been recorded as deferred revenue, was recognized as revenue in May 2008 upon the expiration of the notice period.

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

Overview

We are a biopharmaceutical company dedicated to improving the lives of patients through the discovery, development and commercialization of novel drugs for acute cardiovascular disease, cancer and other debilitating medical conditions. Our development pipeline includes NU172, a direct thrombin inhibitor in Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures, and NU206, a recombinant, secreted protein for the potential treatment of chemotherapy/radiation therapy-induced mucositis and inflammatory bowel disease. In addition, we have research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics to further expand our pipeline and create additional partnering and licensing opportunities.

NU172

NU172 is a short-acting aptamer, a single-stranded nucleic acid that forms a well-defined three-dimensional shape conceptually similar to an antibody. NU172 was designed to directly inhibit thrombin’s ability to stimulate blood clot formation in the setting of medical or surgical procedures where human blood is exposed to foreign materials. Specifically, NU172 is being studied as a potential short-acting anticoagulant for use during procedures such as coronary artery bypass graft surgery, percutaneous interventions and kidney dialysis. Preclinical and clinical studies suggest that NU172 has the potential for predictable anticoagulant properties and rapid onset and offset of action, potentially eliminating the need for an antidote.

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

We are currently enrolling a Phase 1b trial to assess the safety, tolerance, pharmacokinetics and pharmacodynamics of bolus followed by escalating infusion doses of NU172 in healthy volunteers. Top-line data from this study is expected in the third quarter of 2008. If the data from the Phase 1b trial are consistent with the results of the Phase 1 trial, we anticipate initiating a Phase 2 study in medical or surgical procedures in the fourth quarter of 2008 or first quarter of 2009.

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

NU206

NU206 (R-spondin1) is a recombinant, secreted protein that acts as a key regulator of the Wnt pathway, a critical pathway that stimulates cell growth and differentiation during homeostasis and pathogenesis. Preclinical studies suggest it can promote growth and repair in animal models of radiation or cancer chemotherapy induced gastrointestinal injury, inflammatory bowel disease, bone disease and wound healing. We anticipate initiating a Phase 1 single ascending dose healthy volunteer trial in Australia in the third quarter of 2008, with top-line data expected in the second half of 2008. We also anticipate initiating a second healthy volunteer trial, a Phase 1b multiple ascending dose trial, in the fourth quarter of 2008 or the first quarter of 2009. With the anticipated launch of the Phase 1 trial in healthy volunteers, we do not plan to initiate the Phase 1 trial of NU206 in patients with cancer chemotherapy induced mucositis.

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

Results of Operations

Contract Revenues

Contract revenues were $15.1 million for the three and six months ended June 30, 2008, compared with $45.8 million and $46.7 million in the corresponding periods of 2007.

In the three and six months ended June 30, 2008, we recorded as revenue $15.0 million that was received from Bayer HealthCare AG (Bayer) in connection with the termination of our collaboration agreement in June 2007. Following our decision to discontinue further clinical development of alfimeprase, the $15.0 million, which had been recorded as deferred revenue, was recognized as revenue upon the expiration of the notice period, as defined in the termination agreement with Bayer.

In the three and six months ended June 30, 2007, we recorded as revenue $45.8 million of the $50.0 million up-front license fee received from Bayer in January 2006 as a result of the termination of our collaboration agreement in June 2007. The up-front license fee had been recorded as deferred revenue upon receipt and was being recognized on a straight-line basis over the performance period under the agreement, originally estimated to be through September 2020.

We expect the quarterly amortization of existing deferred revenue for the remainder of 2008 to be $63,000 due to the ongoing revenue recognition from an up-front license fee received from Kirin under our NU206 collaboration agreement. Our revenues may vary significantly from quarter to quarter as a result of any licensing or collaboration activities, or the termination of existing collaborations. In the future, we may not be able to obtain additional collaboration partners or obtain revenue from other sources, which could have a material adverse effect on our revenues, operating results and cash flows.

Research and Development Expenses

Research and development (R&D) expenses primarily consist of clinical trial and drug manufacturing costs, personnel costs, including related stock-based compensation expense, license, collaboration and royalty fees and allocated facilities expenses.

R&D expenses for our significant programs were as follows for the periods indicated (including up-front fees and collaboration cost-sharing credits, and excluding occupancy costs and stock-based compensation expense):

	Since Inception	Six Months Ended June 30,
Program		2008	2007
	(In millions)
Alfimeprase	$124.0	$4.6	$4.2
NU172	16.6	3.5	4.5
NU206	12.7	3.1	2.1

R&D expenses were $7.6 million for the three months ended June 30, 2008, compared with $11.2 million for the corresponding period in 2007, net of cost sharing credits billable to collaboration partners of $1.1 million and $1.4 million, respectively. The decrease of $3.6 million in 2008 was primarily attributed to the following: a $1.8 million decrease in expenses related to rNAPc2 due to the suspension of development in 2007, a $1.4 million decrease in NU172-related expenses, and a $1.0 million decrease in employees’ stock-based compensation expense.

R&D expenses were $19.1 million for the six months ended June 30, 2008, compared with $24.0 million for the corresponding period in 2007, net of cost sharing credits billable to collaboration partners of $1.9 million and $4.7 million, respectively. The decrease of $4.9 million in 2008 was primarily attributed to the following: a $2.9 million decrease in expenses related to rNAPc2 due to the suspension of development in 2007, a $1.0 million decrease in NU172-related expenses, and a $1.8 million decrease in employees’ stock-based compensation expense, partially offset by an increase in expenses related to NU206 of $1.0 million.

The decrease in NU172-related expenses in 2008 was primarily due to a decrease in manufacturing costs, partially offset by increases in clinical trial and collaboration expenses as a result of the initiation of the Phase 1 and Phase 1b trials. The increase in NU206-related expenses in 2008 was primarily due to increased expenditures in manufacturing, toxicology studies and clinical trials, in preparation for the initiation of the Phase 1 trials.

In addition to the development programs discussed above, we have research programs, including leukemia therapeutic antibodies and Wnt therapeutics, to further expand our pipeline. For the three and six months ended June 30, 2008, research expenses totaled $1.9 million and $3.6 million, compared with $1.6 million and $3.2 million for the corresponding periods in 2007, respectively.

We expect total R&D expenses in the second half of 2008 to be lower than that in the six months ended June 30, 2008, as a result of the reduction in workforce and the discontinuance of alfimeprase programs announced in March 2008.

The timing, cost of completing the clinical development of any product candidate, and any potential future product revenues will depend on a number of factors, including the maintenance of existing collaboration agreements with cost-sharing arrangements, disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved. Due to these uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of our current product candidates.

General and Administrative Expenses

General and administrative (G&A) expenses primarily consist of personnel costs, including related stock-based compensation expense, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $3.7 million for the three months ended June 30, 2008, compared with $7.3 million for the corresponding period in 2007. The decrease of $3.6 million in 2008 was primarily related to a $1.8 million decrease in personnel-related expenses as a result of a reduction in headcount, decreases in temporary services, consulting and professional fees of $0.6 million, and a $1.1 million charge related to the impairment of software implementation costs recorded in the 2007 period.

G&A expenses were $7.7 million for the six months ended June 30, 2008, compared with $12.6 million in the corresponding period of 2007. The decrease of $4.9 million in 2008 was primarily related to a $3.2 million decrease in personnel-related expenses as a result of a reduction in headcount and a $1.1 million charge related to the impairment of software implementation costs recorded in the 2007 period.

We expect G&A expenses in the second half of 2008 to be consistent with or slightly lower than the G&A expenses in the six months ended June 30, 2008.

Restructuring

On March 17, 2008, we announced that data from our alfimeprase Phase 2 program in catheter occlusion (CO), known as SONOMA-3, did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile. As a result, we ended further clinical development of alfimeprase, including the programs in CO and acute ischemic stroke, and restructured the company to make additional resources available for our other research and development programs. In connection with the restructuring, we reduced our workforce by approximately 19 percent and recorded a restructuring expense of $2.5 million, including $1.3 million of termination benefits and $1.2 million of non-cash stock-based compensation expense for the six months ended June 30, 2008.

Facility Exit Charge

In December 2006, we exited the Sunnyvale facility and recorded a liability for the remaining lease obligations, less estimated sublease income, for the remainder of the lease term. For the six months ended June 30, 2008, we recorded a $1.5 million charge reflecting the change in our sublease assumption, as we determined that the likelihood of subleasing the Sunnyvale facility has become remote.

Impairment of Goodwill

In the first quarter of 2008, we performed a goodwill impairment test due to the significant decline of our stock price subsequent to the March 17, 2008 alfimeprase announcement discussed above. As a result of the impairment test, we determined that goodwill was not impaired as management concluded that the market capitalization following the initial market reaction to the announcement did not provide a good indication of the Company’s fair value based on the upward trend in the price of the Company’s common stock following the initial decrease after the announcement and through the filing of the Form 10-Q for the first quarter of 2008.

In the second quarter of 2008, we performed an additional goodwill impairment test as the upward trend in the market price of the Company’s common stock did not continue and the our market capitalization remained lower than our carrying value. As a result of this impairment test, we determined that goodwill was impaired as of June 30, 2008. Accordingly, we recorded an impairment charge of the full balance of goodwill totaling $4.7 million in the second quarter of 2008 (also see Note 7 to the Condensed Consolidated Financial Statements).

Interest Income, Net

Interest income, net, was $0.7 million and $1.7 million for the three and six months ended June 30, 2008, compared with $1.7 million and $3.6 million in the corresponding periods of 2007. The decrease was primarily due to declining balances in cash, cash equivalents and marketable securities and a substantial reduction in the yield on cash equivalents and marketable securities.

Liquidity and Capital Resources

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

	June 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$42,714	$32,061
Marketable securities	27,333	65,506
Restricted cash	6,000	6,000

	$76,047	$103,567

As of June 30, 2008, we had total cash and cash equivalents, marketable securities and restricted cash of $76.0 million, as compared with $103.6 million as of December 31, 2007. The decrease of $27.6 million resulted primarily from operating expenditures during the period.

As of June 30, 2008, all of our investments in marketable securities have been classified as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value and consist of corporate debt, U.S. government agency and asset-backed securities. We make our investments in accordance with our investment policy. The primary objectives of our investment policy are liquidity, safety of principal and diversity of investments.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$(27,403)	$(30,794)
Investing activities	37,929	12,640
Financing activities	127	(1,860)

Net increase (decrease) in cash and cash equivalents	$10,653	$(20,014)

Net cash used in operating activities was $27.4 million in the six months ended June 30, 2008, compared with $30.8 million in the corresponding period of 2007. The decrease of $3.4 million in net cash used in operating activities was primarily due to an overall reduction in R&D and G&A expenses in the 2008 period.

Net cash provided by investing activities was $37.9 million in the six months ended June 30, 2008, compared with $12.6 million in the corresponding period of 2007. The increase of $25.3 million was primarily due to a decrease in purchases of marketable securities.

Net cash provided by financing activities was $0.1 million in the six months ended June 30, 2008, compared with net cash used in financing activities of $1.9 million in the corresponding period of 2007. The change was primarily related to the payment in full of bank loans and related party line of credit in 2007.

Sources and Uses of Capital

Our primary sources of liquidity to date have been financing activities and collaboration receipts. In order to complete development of our current product pipeline, we will need to raise funds through additional public and/or private offerings and collaboration activities in the future. Our primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In August 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), under which Kingsbridge committed to purchase up to a total of $75.0 million of our common stock, not to exceed 8,075,000 shares, within a three-year period, subject to certain conditions and limitations. Under the CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million in the fourth quarter of 2005, and a further 568,247 shares for gross proceeds of $10.0 million in October 2006. Further sale of shares to Kingsbridge through the expiration of the CEFF in October 2008 is subject to certain other limitations, which, among others, include a minimum volume weighted average price for our common stock of $2.50 per share. The closing price of our stock on June 30, 2008 was $0.56 per share.

In July 2006, we entered into a collaboration agreement with Archemix. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. If we enroll the first patient in a Phase 2 trial of NU172, which we anticipate may occur within the next 12 months, a $3.0 million milestone fee is payable to Archemix. In addition, we are obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the collaboration agreement.

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

We continue to review and improve the design and effectiveness of our internal controls over financial reporting in order to remain in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. There has been no change in our internal controls during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court granted our motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. We filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to our motion to dismiss on February 4, 2008. On June 12, 2008, the Court held a hearing on the motion to dismiss. The motion to dismiss the consolidated complaint is still pending. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

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

RISKS RELATED TO OUR BUSINESS

We may not be able to develop and commercialize any of our drug candidates successfully.*

We have two drug candidates in clinical development, and do not know whether we will be able to development them successfully. In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating bolus doses of NU172. In April 2008, we announced positive results from this Phase 1 trial. We are currently enrolling a Phase 1b trial of bolus dosing followed by escalating infusion doses of NU172 and expect to announce top-line data from this study in the third quarter of 2008. If the data from the Phase 1b trial are consistent with the results of the Phase 1 trial, we anticipate initiating a Phase 2 study in medical or surgical procedures in the fourth quarter of 2008 or the first quarter of 2009. We cannot predict whether the results of the Phase 1b study, evaluating a bolus dose of NU172 followed by escalating infusion doses of NU172, will be consistent with the results of the Phase 1 study, in which only bolus doses of NU172 were administered. Even if the Phase 1b study results are consistent with the Phase 1 study results, we cannot predict whether we will be able to initiate and complete a Phase 2 trial, or whether it will be successful. We have only tested NU172 in healthy, normal volunteers, and do not know how active it will be, or how well it will be tolerated, in patients undergoing medical or surgical procedures.

We anticipate initiating a Phase 1 single ascending dose healthy volunteer trial for NU206 in Australia in the third quarter of 2008, with top-line data expected from this trial in the second half of 2008. We cannot predict whether we will be able to successfully enroll or complete the Phase 1 trial for NU206 in healthy volunteers. Currently, we do not have approval from the FDA to study NU206 in healthy volunteers. We do not know how active NU206 will be in humans, or how well NU206 will be tolerated.

We have had material clinical development failures in the past and may again in the future. In 2006, our clinical-stage drug candidate, alfimeprase, did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion, or PAO, and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, or CO. All clinical trials for alfimeprase were suspended in December 2006. We subsequently reported our decision to close the suspended PAO trial. In the second quarter of 2007, we reported our decision to pursue alfimeprase for the treatment of CO in a Phase 2 trial using a single, higher and more concentrated dose of alfimeprase and reported our decision to pursue alfimeprase for the treatment of acute ischemic stroke in a Phase 2 clinical trial. On March 17, 2008, we announced that the data from our alfimeprase Phase 2 trial in CO did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile. As a result, we ended further clinical development of alfimeprase, including the programs in CO and acute ischemic stroke.

In August 2007, we announced the suspension of our clinical development of our drug candidate, rNAPc2, for the treatment of metastatic colorectal cancer and acute coronary syndromes.

Other than our NU172 and NU206 product development programs, all of our potential products and programs, including our research programs in leukemia therapeutic antibodies and Wnt signaling pathway therapeutics, are currently in research or preclinical development, and revenues from the sales of any products may not occur for several years, if at all. If we are unable to successfully develop and commercialize our products, our business, results of operations and financial condition will be affected in a materially adverse manner.

In addition to developing our current product candidates, we continue to evaluate strategic alternatives for the company. There can be no assurance that this evaluation will lead to any specific transaction.*

While we continue to focus on building stockholder value by advancing clinical and research programs, we also continue to evaluate our strategic alternatives to maximize stockholder value. We are uncertain as to what strategic alternatives may be available to us, if any, whether we will elect to pursue any such strategic alternatives, whether we would be able to consummate a definitive transaction relating to any such strategic alternatives, what impact any particular strategic alternative would have on our stock price if pursued, or whether we would maximize stockholder value through any such strategic alternatives. There are various uncertainties and risks relating to our evaluation of strategic alternatives and our ability to consummate a related definitive transaction, including:

•

exploration of potential strategic alternatives may distract management from focusing our resources on our most promising assets and disrupt day-to-day operations, which could have a material adverse effect on our operating results;

•	the process of evaluating strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities and business partners;

•	perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management;

•	numerous factors, some of which are outside our control, including factors affecting the availability of financing for transactions or the financial markets in general; and

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

If our evaluation of strategic alternatives does result in a transaction, we are unable to predict what the market price of our common stock would be after the announcement of such a transaction. In addition, the market price of our common stock could be highly volatile for several months as we evaluate strategic alternatives and may continue to be more volatile if and when a transaction is announced or we determine not to pursue any potential strategic alternatives.

Among the potential strategic alternatives we are evaluating are transactions through which we would merge, acquire or be acquired by another entity. The success of any merger or acquisition depends, in part, on the surviving entity’s ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the merged or acquired company. The integration of two independent companies is a complex, costly, time-consuming and risky process. We cannot assure you that if we were to engage in a merger or acquisition transaction that any surviving entity would receive all of the anticipated benefits of the transaction and would not be subject to overriding risks. Our failure to receive anticipated benefits of, and our exposure to inherent risks in, any such merger or acquisition transaction could significantly harm our business, financial condition and operating results.

Our success is dependent on the proper management of our current and future business operations, and the expenses associated with them.*

Our business strategy requires us to manage our operations to provide for the continued research and development of our drug candidates. Our strategy also calls for us to manage relationships with collaborators and other third parties, while simultaneously managing the expenses generated by these activities. In August 2007, we announced a reduction of approximately 30% of our workforce, across our research, clinical development and administrative functions. This reduction in force was a part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. As a result of the reduction in force, we recorded a restructuring charge of approximately $2.3 million in the third quarter of 2007. On March 17, 2008, we announced the decision to discontinue alfimeprase clinical development and restructure to make additional resources available for our other research and development programs. As a result of the reduction in force, we recorded a restructuring expense of $2.5 million in the first quarter of 2008.

We continue to believe that strict cost containment in the near term is essential if our current funds are to be sufficient to allow us to continue our currently planned operations. If we are unable to effectively manage our current operations, we may not be able to implement our business strategy and our financial condition and results of operations will be adversely affected. If we are unable to effectively manage our expenses, we may find it necessary to reduce our expenses through another reduction in our workforce, which could adversely affect our operations.

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

Our clinical trials for our drug candidates may not yield results that will enable us to further develop our products and obtain the regulatory approvals necessary to sell them.*

We, and our collaborators, will only receive regulatory approval for our drug candidates if we can demonstrate in carefully designed and conducted clinical trials that the drug candidate is safe and effective. We do not know whether our current or any future clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our drug candidates. It will take us several years to complete our testing, and failure can occur at any stage of testing. The results we obtain in preclinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. For example, in December 2006, we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute PAO and in the first of two planned Phase 3 trials for the treatment of CO. In the second quarter of 2007, we reported our decision to close the suspended PAO trial. In March 2008, we announced that the data from our alfimeprase Phase 2 program in CO did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile. As a result, we ended further clinical development of alfimeprase, including the programs in CO and acute ischemic stroke. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our drug candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our drug candidates, and our business, results of operations and financial condition would be materially adversely affected.

In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating bolus doses of NU172. In April 2008, we announced positive results from this Phase 1 trial. In June 2008, we announced the initiation of a Phase 1b trial of bolus dosing followed by escalating infusion doses of NU172. We expect to announce the results of this trial in the third quarter of 2008. If the data from the Phase 1b trial are consistent with the results of the Phase 1 trial, we anticipate initiating a Phase 2 study in medical or surgical procedures in the fourth quarter of 2008 or the first quarter of 2009. We cannot predict whether the results of the Phase 1b study, evaluating a bolus dose of NU172 followed by escalating infusion doses of NU172, will be consistent with the results of the Phase 1 study, in which only bolus doses of NU172 were administered. Even if the Phase 1b study results are consistent with the Phase 1 study results, we cannot predict whether we will be able to initiate and complete a Phase 2 trial, or whether it will be successful. We have only tested NU172 in healthy, normal volunteers, and do not know how active it will be, or how well it will be tolerated, in patients undergoing medical or surgical procedures.

We anticipate initiating a Phase 1 single ascending dose healthy volunteer trial for NU206 in Australia in the third quarter of 2008, with top-line data expected from this trial in the second half of 2008. We cannot predict whether we will be able to successfully enroll or complete the Phase 1 trial for NU206 in healthy volunteers. Currently, we do not have approval from the FDA to study NU206 in healthy volunteers. We do not know how active NU206 will be in humans, or how well NU206 will be tolerated.

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

If clinical trials for a drug candidate are unsuccessful, we will be unable to commercialize the drug candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development timelines. Either circumstance could cause the market price of our common stock to decline. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in Phase 3 trials for the treatment of PAO and a Phase 3 trial for CO, the closing price of our common stock was $4.05 on the day of the announcement, as compared with $19.55 on the trading day prior to the announcement. Similarly, when we announced we were terminating all clinical development of alfimeprase in March 2008, the closing price of our common stock was $0.73 the day after the announcement, as compared with $1.36 prior to the announcement.

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

In June 2007, we agreed to terminate our January 2006 collaboration with Bayer for the development and commercialization of alfimeprase. As part of our terminated agreement with Bayer, we agreed to waive Bayer’s obligation to provide us twelve months’ notice of termination in consideration of Bayer’s agreement to pay us a lump sum of $15.0 million. We also granted Bayer the one-time option to reacquire rights to alfimeprase upon the initiation of a pivotal stroke trial or upon our public announcement that we are discontinuing further development of alfimeprase in the stroke indications. We announced the decision to discontinue alfimeprase clinical development in March 2008 and provided the information to Bayer as required by the termination agreement in April 2008. Bayer’s notice period expired in May 2008, without Bayer exercising its option to reacquire rights to alfimeprase. As a result of the termination of the Agreement, we continue to be responsible for all remaining costs and expenses associated with alfimeprase. We are currently winding down all activities related to alfimeprase.

In February 2004, we entered into a license agreement with Dendreon relating to rNAPc2. We have suspended our clinical development of rNAPc2, which could negatively impact our relationship and license with Dendreon.

In March 2005, we entered into a collaboration agreement with the Kirin Pharma Company, Limited for the development and commercialization of NU206. We anticipate initiating a Phase 1 single ascending dose healthy volunteer trial for NU206 in Australia in the third quarter of 2008, with top-line data expected from this trial in the second half of 2008. All operating expenses and any profits related to the development and commercialization of NU206 are being shared 60 percent by us and 40 percent by Kirin. If this agreement is terminated, or we or Kirin elect under certain circumstances to no longer actively participate in the collaboration, the relationship with respect to NU206 will convert from an expense and profit sharing structure to a royalty-based structure. If the agreement is terminated by Kirin, we will be responsible for all costs and expenses associated with our research and development of NU206. Our 2001 collaboration agreement with Kirin for research and development of secreted proteins expired in December 2005 in accordance with its terms.

On July 31, 2006, we entered into an agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and we are responsible for development and worldwide commercialization of these product candidates. Under the agreement, we made an upfront license fee payment to Archemix of $4.0 million. We are also funding at least $5.25 million of Archemix’s research in the area of short-acting aptamer discovery over the first six years of the agreement. In addition, we may have to make payments to Archemix totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In January 2008, we announced our enrollment of the first patient in a single-center, Phase 1 trial to determine the safety, tolerability and pharmacokinetics of escalating doses of NU172, and we made the related $1 million milestone payment to Archemix in February 2008. In June 2008, we announced the initiation of a Phase 1b trial of bolus dosing followed by escalating infusion doses of NU172. We expect to announce the results of this trial in the third quarter of 2008. If the data from the Phase 1b trial are consistent with the results of the Phase 1 trial, we anticipate initiating a Phase 2 study in medical or surgical procedures in the fourth quarter of 2008 or the first quarter of 2009. If and when we enroll the first patient in a Phase 2 study of NU172, a $3.0 million milestone fee becomes payable to Archemix. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. Nuvelo also is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15 percent of the total gross proceeds raised by Archemix in a qualified public offering of Archemix stock occurring within five years of the effective date of the new collaboration agreement.

Due to the factors discussed above and other possible disagreements with current or potential collaborative partners, we may be delayed or prevented from developing or commercializing NU172, NU206 or other preclinical product candidates, or we may become involved in litigation or arbitration with our partners, which would be time-consuming or expensive and could have a material adverse effect on our stock price. Our relationships with our collaboration partners also may be materially adversely affected by any failure to successfully enroll or complete any of our planned trials of our drug candidates. Our efforts to manage simultaneously a number of collaboration arrangements may not be successful, and our failure to manage effectively such collaborations would significantly harm our business, financial condition and results of operations.

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

Since NU172 and NU206 are in Phase 1 clinical trials, we are dependent upon third-party contract manufacturers to develop the necessary production processes, and produce the volume of cGMP-grade material needed to complete such trials. We have entered into and intend to enter into additional contractual relationships with third parties in order to (i) complete the Good Laboratory Practices, or GLP, toxicology and other studies necessary to file INDs with the FDA, (ii) produce a sufficient volume of cGMP-grade material in order to conduct clinical trials of these other drug candidates, and (iii) fill and finish, and label and package our material. We cannot be certain that we will be able to complete these tasks on a timely basis or that we will be able to obtain sufficient quantities of material or other manufacturing services on commercially reasonable terms. In addition, the failure of any of these third parties to perform their obligations may delay our filing for an IND or impede our progress through the clinical trial phase. Any significant delay or interruption would have a material adverse effect on our ability to file an IND with the FDA and/or proceed with the clinical trial phase for any of our drug candidates.

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

Our success will depend on our ability to attract and retain qualified employees to help develop our potential products and execute our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract qualified individuals to fill open positions. In addition, in August 2007 we reduced our workforce by approximately 30 percent as part of our efforts to reduce our operating expenses through prioritization of our development portfolio and streamlining our infrastructure. In March 2008, we announced the decision to discontinue alfimeprase clinical development and restructure to make additional resources available for our other research and development programs. In connection with the restructuring, we reduced our workforce by approximately 19 percent. These reductions in our workforce, together with our evaluation of strategic alternatives, may impair our ability to recruit and retain qualified employees and to effectively complete administrative and development functions. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so. Our success also depends on the continued availability of outside scientific collaborators, including collaborators at research institutions, to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. We also rely on services provided by outside consultants. Attracting and retaining qualified outside consultants is competitive, and, generally, outside consultants can terminate their relationship with us at will. If we do not retain qualified personnel, outside consultants and scientific collaborators, or if we experience turnover or difficulties recruiting new employees or outside consultants, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

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

We will need to raise significant additional capital to finance the research and clinical development of our drug product candidates. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock. Financing may be unavailable when we need it or may not be available on acceptable terms. As an example, if the minimum volume weighted-average price for our common stock continues below $2.50 per share, which was the case as of June 30, 2008, we may be unable to sell stock to Kingsbridge Limited under the CEFF. The unavailability of financing may require us to delay, scale back or eliminate expenditures for the research and development of our potential biopharmaceutical products. We may also be required to raise capital by granting rights to third parties to develop and market drug candidates that we would prefer to develop and market on our own, potentially reducing the ultimate value that we could realize from these drug candidates.

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

Our future capital requirements and the adequacy of our currently available funds will depend on many factors, including, among others, the following:

•

any business transactions or arrangements through which the Company merges with or is acquired by another entity, or through which the Company acquires or purchases new products, product candidates or other companies;

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

As of June 30, 2008, our stock price does not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Global Market or if we are unable to transfer our listing to another stock market.*

Nasdaq Global Market listing standards require that for continued listing, the bid price of our common stock must be a minimum of $1.00 per share. Since we announced on March 17, 2008 that we were terminating the development of alfimeprase, the bid price of our common stock has been less than $1.00 each trading day since March 18, 2008. On May 1, 2008, we received notice from Nasdaq indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. We were given 180 calendar days, or until October 28, 2008, to regain compliance with this listing requirement, which would be accomplished if the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. The notice from Nasdaq also indicated that, if we do not regain compliance by October 28, 2008, Nasdaq will provide written notification that our common stock will be delisted, after which Nuvelo may appeal the staff determination to the Nasdaq Listing Qualifications Panel. As of June 30, 2008, the bid price of our common stock closed at $0.56 per share.

If we do not regain compliance with this listing requirement by October 28, 2008, but meet the initial inclusion criteria for the Nasdaq Capital Market (except for the bid price requirement), we may apply to transfer the listing of our common stock to this market. If accepted by the Nasdaq Capital Market, we will be provided with an additional 180-day period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, Nasdaq Staff will provide written notification that our securities will be delisted. Upon such notice, we may appeal the Nasdaq Staff’s Determination to the Nasdaq Listing Qualifications Panel. There can be no assurance that our common stock would be eligible for transfer to the Nasdaq Capital Market, or, if we appeal the Nasdaq Staff’s Determination, that such appeal would be successful.

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

Historically, our stock price has been extremely volatile. Between January 1, 2007 and December 31, 2007, the price ranged between a high of $6.63 per share and a low of $1.26 per share. Between January 1, 2008 and June 30, 2008, the price ranged between a high of $1.88 per share and a low of $0.55 per share. In March 2008, we announced that the data from our Phase 2 program in catheter occlusion did not show sufficient improvement in catheter opening at the higher dose and concentration evaluated in the study to meet the desired target product profile and that we ended further clinical development of alfimeprase. The closing price of our common stock was $0.73 the day after this announcement, as compared with $1.36 prior to this announcement. Significant market price fluctuations of our common stock can be due to a variety of factors, including:

•	the depth of demand for our common stock;

•	any announcements of or speculation about strategic transactions involving us, such as our merging with, being acquired by, or acquiring another entity;

•	the experimental nature of, and public concern or expectations with respect to, our product candidates;

•	actual or anticipated fluctuations in our operating results;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants;

•	market conditions relating to the biopharmaceutical and pharmaceutical industries;

•	any announcements of technological innovations, new commercial products or collaborations, or clinical progress or lack thereof by us, our collaborative partners or our competitors;

•	announcements concerning regulatory developments or developments with respect to proprietary rights;

•	changes in our collaborative arrangements;

•	changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations;

•	loss of key personnel;

•	changes in accounting principles; and

•	general market conditions.

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

We have a significant accumulated deficit and anticipate continuing losses.*

We have incurred significant net losses, including $130.6 million in 2006, $12.3 million in 2007 and $18.6 million in the six months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $489.2 million and we anticipate continuing losses for the foreseeable future.

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

We may face fluctuations in operating results.

Our operating results may rise or fall significantly from period to period as a result of many factors, including:

•	any strategic transaction in which we may engage;

•	any business transactions or arrangements through which the Company acquires or purchases new products or product candidates;

•	the amount of research and development we engage in;

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2008, we had 53,589,196 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. As of June 30, 2008, our directors, officers and greater than five percent stockholders held approximately thirteen percent of the shares of our outstanding common stock. Although we do not believe that our directors, officers and greater than five percent stockholders have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of our common stock.

As of June 30, 2008, we had approximately 12,502,455 shares of our common stock which may be issued under our 2004 Equity Incentive Plan, 2002 Equity Incentive Plan, 1995 Stock Option Plan, Non-Employee Director Stock Option Plan, Scientific Advisory Board/Consultants Stock Option Plan, stock option agreements entered into outside of any of our stock option plans, and our Employee Stock Purchase Plan. Included in these 12,502,455 shares are (i) 5,377,414 shares of our common stock issuable under outstanding options to purchase our common stock under the specified plans, (ii) 440,206 shares of our common stock issuable under stock option agreements entered into outside of any of our stock option plans, (iii) 27,332 shares of our common stock issuable under restricted stock units, (iv) 6,300,821 shares of our common stock reserved for future grants under our 2004 Equity Incentive Plan, and (v) 356,682 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan. As of June 30, 2008, outstanding options to purchase 4,034,710 shares of common stock were exercisable, and no outstanding restricted stock units have been vested. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and share reserves may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of June 30, 2008, 850,224 shares of our common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

Under the August 2005 committed equity financing facility, or CEFF, that we entered into with Kingsbridge Capital Ltd., and related stock purchase and registration rights agreements, Kingsbridge committed to purchase up to $75.0 million in shares of our common stock, not to exceed 8,075,000 shares, over a three-year period, subject to certain conditions and restrictions, including the condition of a minimum volume weighted average price for our common stock of $2.50 per share. The closing price of our stock on June 30, 2008 was $0.56 per share. In the fourth quarter of 2005, under this CEFF, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. If we can satisfy certain conditions and requirements, including the condition of a minimum volume weighted average price for our common stock of $2.50 per share, we may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility. Should we sell further securities under the CEFF, it could have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the market price of our common stock.

We will need to raise significant additional capital to finance the research, development and commercialization of our drug products. If future securities offerings are successful, they could dilute our current stockholders’ equity interests and reduce the market price of our common stock.

The committed equity financing facility with Kingsbridge currently is not available to us and may continue to be unavailable to us. If and when it becomes available to us, it may require us to make additional “blackout” payments to Kingsbridge, and may result in dilution to our stockholders.*

In August 2005, in connection with a committed equity financing facility, or CEFF, we entered into a stock purchase agreement and related registration rights agreement with Kingsbridge Capital Ltd. Subject to specified conditions and restrictions, the CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, not to exceed 8,075,000 shares. Kingsbridge is not obligated to purchase shares under the CEFF unless the specified conditions and restrictions are met, which include a minimum volume weighted average price for our common stock of $2.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement to register such shares for resale by Kingsbridge; and the continued listing of our stock on the Nasdaq Global Market. The closing price of our common stock on June 30, 2008 was $0.56 per share, far below the required volume weighted average price of $2.50 per share. In addition, on May 1, 2008, we received notice from Nasdaq that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market, and we face delisting proceedings if we do not regain compliance by October 28, 2008. If our common stock is delisted for this or any other reason, Kingsbridge will no longer be obligated to purchase shares under the CEFF. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all. In the fourth quarter of 2005, under this stock purchase agreement, we sold 1,839,400 shares for gross proceeds of $14.4 million, and in October 2006 we sold 568,247 shares for gross proceeds of $10.0 million. If we are able to meet the previously discussed conditions, we may sell the balance of 5,667,353 shares to Kingsbridge through the expiration of the CEFF in October 2008, limited to the remaining $50.6 million available under the facility.

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

We maintain a significant portfolio of investments in marketable debt securities, which are recorded at fair value. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments, mortgage-backed securities or auction rate securities, and we have not recorded any losses on our securities due to credit or liquidity issues. Rising delinquency and default rates on subprime mortgages and declining home prices have caused a significant decline in the value of residential mortgage-backed securities, which had negatively impacted the entire credit market in the U.S. In recent months, certain other financial instruments had also sustained downgrade in credit ratings and decline in value. Further deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio.

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

We have adopted Change in Control and Severance Benefit Plans that could discourage, prevent or delay a takeover, even if the acquisition would be beneficial to our stockholders.*

In December 2004, our board of directors approved an “Executive Change in Control and Severance Benefit Plan” for our executive officers and other eligible employees, which was amended and restated in August 2007. The purpose of the plan is to provide for the payment of severance benefits and/or change in control benefits to certain of our eligible employees, and the plan supersedes and replaces any change in control and/or severance plans adopted by us previously. All of our executive employees at the level of Vice President or above have been designated as participants in the plan and our board of directors may designate other eligible individuals as participants. The plan provides that, upon a change in control of the company as defined under the plan, all Nuvelo stock options and stock awards held by a plan participant will become fully vested. Such shares held by a plan participant will also become fully vested if the participant is terminated without cause, or constructively terminated, within one month preceding our change in control. If a participant is terminated without cause or constructively terminated one month before or one year after our change in control, he or she will also be entitled to certain cash severance and continued medical benefits. In June 2008, the compensation committee of our board of directors approved a Change in Control Severance Benefit Plan for our employees who are not eligible for benefits under the Executive Change in Control and Severance Benefit Plan, entitling these employees to certain cash severance and continued medical benefits if terminated without cause within one year after our change of control.

The change in control and severance benefits for certain of our employees provided for under these plans could make it more difficult and expensive, or less desirable, for a third party to acquire us, even if doing so would benefit our stockholders.

RISKS RELATED TO INTELLECTUAL PROPERTY AND OTHER LEGAL MATTERS

We are party to securities litigation, and defending these lawsuits could hurt our business. The volatility of the market price of our securities could engender additional class action securities litigation.*

Following periods of volatility in the market price of a company’s securities, class action securities litigation has often been instituted against such a company. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Any such litigation instigated against us could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business, financial condition and operating results. For example, in December 2006, after we announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of our common stock was $4.05 on the day of the announcement, as compared with a closing price of $19.55 on the trading day prior to the announcement. On February 9, 2007, Nuvelo, Inc. and certain of our former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which we announced on December 11, 2006, and seeks damages on behalf of purchasers of our common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that we misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, we filed a motion to transfer the four cases to the Northern District of California. The Court granted our motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. We filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to our motion to dismiss on February 4, 2008. On June 12, 2008, the Court held a hearing on the motion to dismiss. The motion to dismiss the consolidated complaint is still pending. We currently cannot determine the impact that this litigation will have on our business, results of operations or financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 4, 2008. At that meeting, a quorum was present and two proposals were voted upon.

1.	Three nominees were elected as Class III Directors, each to hold office until the 2011 annual meeting of stockholders or until his or her successor is duly elected and qualified. The nominees and the voting for each were as follows:

NOMINEE	FOR	WITHHELD
James R. Gavin III	41,394,028	2,553,128
Mary K. Pendergast	41,406,895	2,540,261
Kimberly Popovits	41,398,446	2,548,710

2.	The selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2008 was ratified. The voting for the proposal was as follows:

VOTES
For	42,981,791
Against	822,507
Abstain	142,858

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Nuvelo, Inc.(1)

3.2	Amended and Restated By-Laws of Nuvelo, Inc.(2)

4.1	Form of Nuvelo, Inc. Common Stock Certificate.(1)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock.(1)

4.3	Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated June 5, 1998.(3)

4.4	Amendment to Rights Agreement between Hyseq, Inc. and U.S. Stock Transfer Corporation dated November 9, 2002.(4)

4.5	Amendment to Rights Agreement between Nuvelo, Inc. and U.S. Stock Transfer Corporation dated March 19, 2004.(1)

4.6	Form of Warrant to purchase 1,491,544 shares (pre-split) of Common Stock of Hyseq, Inc. dated January 8, 2002.(5)

4.7	Warrant to purchase 350,000 shares of Common Stock of Nuvelo, Inc. dated August 4, 2005.(6)

4.8	Registration Rights Agreement by and between Nuvelo, Inc. and Kingsbridge Capital Limited dated August 4, 2005.(6)

Exhibit Number	Description

4.9	Reference is made to Exhibits 3.1 and 3.2.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on March 26, 2004, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on December 12, 2007, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 8-K, filed on July 31, 1998, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-4, filed on November 27, 2002, File No. 333-101503.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form 10-Q filed on May 15, 2002, File No. 000-22873.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on August 5, 2005, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nuvelo, Inc. (Registrant)

By:	/s/ LEE BENDEKGEY
Lee Bendekgey
Senior Vice President and Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

Dated: July 24, 2008

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