Form 10-Q
period 2009-06-30
ARCA biopharma, Inc.
filed 2009-08-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 3, 2009: 7,591,319

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,014	$7,740
Marketable securities	5,026	—
Deferred transaction costs	—	1,668
Other current assets	1,233	270

Total current assets	25,273	9,678

Restricted cash	6,000	—
Property and equipment, net	1,376	1,303
In-process research and development	6,000	—
Other assets	1,172	98

Total assets	$39,821	$11,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,001	$804
Accrued compensation and employee benefits	2,417	1,071
Accrued expenses and other liabilities	1,836	1,549
Bank note payable	2,993	3,948
Convertible notes payable	—	8,351
Deferred rent, current portion	149	107
Accrued facility exit costs	10,851	—

Total current liabilities	19,247	15,830

Deferred rent, net of current portion	374	430
Deferred tax liability	2,281	—
Other long-term liabilities	662	132

Total liabilities	22,564	16,392

Commitments and contingencies
Preferred Stock:
Redeemable, convertible preferred stock, $0.001 par value.
Series A, 9,222,257 shares authorized; 0 and 9,222,257 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively; liquidation preference of $15 million at December 31, 2008	—	14,958
Series B, 6,511,961 shares authorized; 0 and 6,455,579 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively; liquidation preference of $18 million at December 31, 2008	—	17,907
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100 million and 40 million shares authorized at June 30, 2009 and December 31, 2008, respectively; 7,575,353 and 954,420 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	8	1
Additional paid-in capital	56,657	2,573
Unrealized loss on marketable securities	(12)	—
Deficit accumulated during the development stage	(39,396)	(40,752)

Total stockholders’ equity (deficit)	17,257	(38,178)

Total liabilities and stockholders’ equity (deficit)	$39,821	$11,079

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2009	2008	2009	2008	June 30, 2009
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$3,505	$2,235	$8,097	$4,596	$34,251
Selling, general and administrative	3,861	1,745	9,185	3,379	24,586
Merger transaction costs	—	—	5,470	—	5,470
Restructuring expense	1,265	—	1,265	—	1,265

Total costs and expenses	8,631	3,980	24,017	7,975	65,572

Loss from operations	(8,631)	(3,980)	(24,017)	(7,975)	(65,572)

Gain on bargain purchase	—	—	25,282	—	25,282
Interest and other income	103	49	204	173	1,248
Interest and other expense	(49)	(34)	(113)	(39)	(354)

Net (loss) income	$(8,577)	$(3,965)	$1,356	$(7,841)	$(39,396)

Less: Accretion of redeemable convertible preferred stock	—	(15)	(135)	(29)	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	(781)	—	(781)

Net (loss) income attributable to common stockholders	$(8,577)	$(3,980)	$440	$(7,870)	$(40,422)

Net (loss) income attributable to common stockholders per share:
Basic	$(1.14)	$(5.42)	$0.07	$(11.09)
Diluted	$(1.14)	$(5.42)	$0.07	$(11.09)
Weighted average shares outstanding:
Basic	7,556,577	733,705	6,589,455	709,894
Diluted	7,556,577	733,705	7,072,510	709,894

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preffered Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During The Development Stage	Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	—	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	—	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	—	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	—	36
Share-based compensation	—	—	—	—	—	—	674	—	—	674
Merger / reverse stock split Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	18,028	—	25	—	—	25
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	—	2
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	1,356	—	1,356
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(12)	(12)
Comprehensive income										1,344

Balance, June 30, 2009	—	$—	—	$—	7,575,353	$8	$56,657	$(39,396)	$(12)	$17,257

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2009
	2009	2008
	(in thousands)
Cash flows used in operating activities:
Net income (loss)	$1,356	$(7,841)	$(39,396)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on bargain purchase	(25,282)	—	(25,282)
Depreciation and amortization	250	51	590
Non-cash interest expense	59	39	168
Share-based compensation	674	41	1,345
Issuance of common stock for license rights	—	—	214
Interest on notes converted to Series A Preferred Stock	—	—	5
Interest on notes converted to common stock	—	—	48
Accretion of liabilities	163	—	163
Impairment of property and equipment	83	—	83
(Gain) loss from disposal of property and equipment	(9)	—	15
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	2,677	(247)	2,413
Other assets	1	—	(74)
Accounts payable	(1,992)	(421)	(1,189)
Accrued expenses and other liabilities	(6,281)	(123)	(4,275)
Deferred rent	(13)	606	524

Net cash used in operating activities	(28,314)	(7,895)	(64,648)

Cash flows provided by (used in) investing activities:
Cash received from Merger	30,392	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(183)	(1,045)	(1,854)
Proceeds from sale of marketable securities	10,044	—	10,044
Proceeds from sale of property and equipment	276	—	281

Net cash provided by (used in) investing activities	40,529	(1,045)	37,677

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	25	5	107
Repayment of principal on bank note payable	(966)	—	(966)
Repayment of principal on convertible notes payables	—	—	(105)

Net cash (used in) provided by financing activities	(941)	5	45,985

Net increase (decrease) in cash and cash equivalents	11,274	(8,935)	19,014
Cash and cash equivalents, beginning of period	7,740	15,862	—

Cash and cash equivalents, end of period	$19,014	$6,927	$19,014

Supplemental cash flow information:
Interest paid	$81	$—	$91

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$151	$—	$163

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the “Company” or “ARCA”), a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for heart failure and other cardiovascular diseases. The Company’s lead product candidate is GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator for chronic heart failure, or HF. Gencaro was the subject of a Phase 3 heart failure mortality trial involving more than 2,700 patients and was unique in gathering DNA data on over 1,000 of its participants. The Company has licensed exclusive, worldwide rights to Gencaro. In September 2008, the U.S. Food and Drug Administration (“FDA”) accepted for filing the Company’s New Drug Application (“NDA”) for Gencaro. On May 29, 2009, the FDA issued a Complete Response Letter to the Company which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. The Company is in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter. As a result of the issues identified in the Complete Response Letter, the Company believes that FDA approval of Gencaro, if it occurs, may be substantially delayed.

Merger with Nuvelo, Inc.

On January 27, 2009, the Company completed a business combination (the “Merger”) with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008 (as amended, the “Merger Agreement”), in which a wholly-owned subsidiary of Nuvelo merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc. The business combination is treated as a reverse merger for accounting purposes, and ARCA Colorado is the accounting acquirer, and the entity formerly known as Nuvelo, Inc. is the acquired company (“Nuvelo” or the “acquired company”). The results of operations and cash flows for the six months ended June, 2009 include the activities of the acquired company since the date of the Merger. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the historical financial statements of ARCA Colorado replaced the historical financial statements of the acquired company, and the disclosures in this report relating to the pre-Merger business of the Company, unless noted as being the business of Nuvelo prior to the Merger, pertain to the business of ARCA Colorado prior to the Merger. See Note 2 for further discussion of the Merger.

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

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, exploring strategic alternatives for commercializing Gencaro, if approved, and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to obtain adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of convertible promissory notes, and shares of its common and preferred stock. As a result of the closing of the Merger, the Company acquired approximately $45.5 million in cash and short-term investments.

Since ARCA Colorado was founded on December 11, 2001 (“Inception”), the Company has incurred substantial losses and negative cash flows from operations. For the six months ended June 30, 2009, the Company incurred a loss from operations of $24.0 million and had negative cash flows from operations of $28.3 million.

On May 29, 2009, the FDA issued a Complete Response Letter to the Company which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. The Company is in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter. As a result of the issues identified in the Complete Response Letter, the Company believes that FDA approval of Gencaro, if it occurs, may be substantially delayed. In light of the potential substantial delay in obtaining FDA approval for Gencaro, the cost of commercializing Gencaro if it is approved, the continuing substantial disruption in the capital markets, and the difficulty of raising a significant amount of capital on acceptable terms in light of these factors, the Company has reduced its operating expenses and is evaluating strategic alternatives. The Company may need to obtain substantial additional funding through public or private debt or equity markets to support the continued development of Gencaro, including additional clinical development which may be required as a result of the issues identified in the Complete Response Letter. If approved, the Company will need to complete a strategic transaction, such as a potential strategic combination or a license of the Gencaro commercialization rights to support commercialization or, alternatively, seek substantial additional funding through public or private debt or equity markets. The Company believes that, after giving effect to the restructuring, its current cash, cash equivalents and marketable securities balances will be sufficient to fund operations through at least December 31, 2009. The Company is unable to assert that its current cash, cash equivalents and marketable securities are sufficient to fund operations for the next twelve months, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern after December 31, 2009. The accompanying consolidated financial statements have been prepared with the assumption that the Company is a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of further discussions with the FDA regarding the requirements for approval of the Gencaro NDA. If significant additional development of Gencaro is required, particularly completion of an additional Phase 3 efficacy trial, the Company may not be able to raise sufficient capital on acceptable terms or at all to complete development of Gencaro or continue operations and may not be able to execute any strategic transaction.

•	general economic and industry conditions affecting the availability and cost of capital;

•	the Company’s ability to reduce costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to the Company’s stockholders. If the Company raises additional funds through the incurrence of additional indebtedness, the obligations related to such indebtedness would be senior to rights of holders of the Company’s capital stock and could contain covenants that would restrict the Company’s operations. The Company also cannot predict what consideration might be available, if any, to the Company or its stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to the Company in the near term, or not be available on acceptable terms, the Company may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause the Company to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

Basis of Presentation

The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, product commercialization, and raising capital. Accordingly, the Company is considered to be in the development stage at June 30, 2009, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

The Company classifies all cash equivalents and marketable securities as available-for-sale securities, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and records investments at fair value. Unrealized holding gains and losses on available-for-sale securities, net of any tax effect, are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification method is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. Realized gains and losses are included in interest income in the statements of operations.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. Generally Accepted Accounting Principles (“GAAP”) requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delayed the effective date for SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities and FSP 157-2 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial position and results of operations.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund	$11,369	$—	$—	$11,369
Corporate debt securities	—	5,026	—	5,026

Total	$11,369	$5,026	$—	$16,395

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, allows entities to voluntarily choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. To date, the Company has not elected this fair value option for any assets or liabilities.

Restricted Cash

Restricted cash represents a certificate of deposit used to collateralize a letter of credit as required by the lease agreement assumed in the Merger for the acquired company’s facility in Sunnyvale, California. See Note 6, Facility Exit Costs, for discussion of the related lease commitment, Note 9, Commitments and Contingencies, for discussion of the letter of credit arrangement, and Note 16, Subsequent Events, for discussion of the early termination of this lease commitment and related termination payment.

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

Long-Lived Assets and Impairments

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As a development stage company, the Company has not generated positive cash flows from operations, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that would result in changes to expected cash flows from long-lived assets. As a result of the restructuring plan implemented in the second quarter of 2009, management reviewed excess computer and office equipment for impairment. Management compared the carrying value to the fair value less cost to sell and determined that an impairment charge of approximately $83,000 had been incurred. See Note 4, Property and Equipment, for additional discussion. It is reasonably possible that future evaluations of long-lived assets, including changes from the Company’s current expected use of long-lived assets, may result in additional impairments.

Valuation & Impairment Review of Acquired In-process Research and Development

The Company acquired a significant in-process research and development (“IPR&D”) asset through the Merger primarily related to NU172. A valuation firm was engaged to assist the Company in determining the estimated fair value of this asset as of the acquisition date. Discounted cash flow models are typically used in these valuations, and the models require the use of significant estimates and assumptions including but not limited to:

•	projected development costs, timing of such costs, and outcomes of clinical trials,

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from completed products and in-process projects, and

•	developing appropriate discount rates and probability rates by project.

The IPR&D asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its estimated fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment, of the IPR&D asset requires management to make significant judgments and estimates.

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

Costs related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred by contract research organizations (“CROs”), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and could be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through communications with the CROs and other vendors, including detailed invoices and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Certain significant vendors may also provide an estimate of costs incurred but not invoiced on a periodic basis. Expenses related to the CROs and clinical studies are primarily based on progress made against specified milestones or targets in each period.

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

From Inception through December 31, 2005, the Company accounted for issuances of stock-based compensation under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation—an Interpretation of APB Opinion No. 25 . Under this method, compensation expense is generally recorded on the date of grant only if the estimated fair value of the underlying stock exceeds the exercise price.

Exit and Disposal Activities

As a result of the Merger, the Company assumed a facility lease agreement for a facility which the acquired company had previously exited. The fair value of the obligation related to such lease was estimated as of the date of the Merger using a discounted cash flow model which considered the estimated future cash flows under the lease and an estimate of sublease rental income and other lease operating expenses. The estimated fair value of the liability was recorded as ‘accrued facility exit costs’ on the consolidated balance sheet. The accretion of the liability due to the passage of time is recorded as a general and administrative expense. In August 2009, the Company and the landlord for this facility entered into an agreement providing for the early termination of the lease agreement in exchange for a termination payment. See Note 16, Subsequent Events, for discussion of the early termination of this lease commitment and related termination payment.

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

(Loss) Earnings Per Share

The Company calculates net (loss) earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net (loss) earnings per share was determined by dividing net (loss) earnings attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted net (loss) earnings per share is computed by dividing the net (loss) earnings attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include redeemable convertible preferred stock and convertible notes payable outstanding prior to the Merger and options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) earnings per share follows:

(In thousands, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
BASIC
Net (loss) income	$(8,577)	$(3,965)	$1,356	$(7,841)
Less: Accretion of redeemable convertible preferred stock	-	(15)	(135)	(29)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	-	-	(781)	-

Net (loss) income available to common shareholders	$(8,577)	$(3,980)	$440	$(7,870)

Weighted average shares of common stock outstanding	7,573,275	833,893	6,618,607	810,082
Less: Weighted-average shares of unvested common stock	(16,698)	(100,188)	(29,152)	(100,188)

Total weighted-average shares used in computing net income (loss) per share attributed to common stockholders	7,556,577	733,705	6,589,455	709,894

Basic (loss) earnings per share	$(1.14)	$(5.42)	$0.07	$(11.09)

DILUTED
Net (loss) income	$(8,577)	$(3,965)	$1,356	$(7,841)
Add: Interest on convertible notes payable	-	-	33	-
Less: Accretion of redeemable convertible preferred stock	-	(15)	(135)	(29)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	-	-	(781)	-

Net (loss) income available to common shareholders	$(8,577)	$(3,980)	$473	$(7,870)

Weighted-average shares used in computing net income (loss) per share attributed to common stockholders	7,556,577	733,705	6,589,455	709,894
Dilutive impact of stock plans	-	-	357,682	-
Dilutive impact of warrants	-	-	-	-
Dilutive impact of convertible securities	-	-	125,373	-

Dilutive shares outstanding	7,556,577	733,705	7,072,510	709,894

Diluted (loss) earnings per share	$(1.14)	$(5.42)	$0.07	$(11.09)

Potentially dilutive securities representing 1.8 million and 3.6 million weighted average shares of common stock were excluded for the three months ended June 30, 2009 and 2008, respectively, and 1.1 million and 3.1 million for the six months ended June 30, 2009 and 2008, respectively, because including them would have an anti-dilutive effect on net (loss) earnings attributable to common stockholders per share.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). Prior to SFAS No. 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 became effective for the Company on June 30, 2009. The Company followed SFAS No. 165 in evaluating its subsequent events disclosed in Note 16.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for the Company on July 1, 2009. The Company does not expect that the adoption of this standard will have a material impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards have significantly changed the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value on the acquisition date. SFAS No. 141(R) also requires that transactions costs related to the business combination be expensed as incurred and that changes in accounting for business combination related deferred tax asset valuation allowances and income tax uncertainties after the measurement period be recognized as current period income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of SFAS No. 141(R) to the Merger transaction. Costs incurred during 2008 associated with the Merger were recorded as deferred transaction costs at December 31, 2008. On January 1, 2009, as part of the Company’s adoption of SFAS No. 141(R), the balance of deferred transaction costs was expensed.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The effective date for the Company was January 1, 2009. The adoption of EITF No. 07-1 had no impact on the Company’s financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 had no impact on the Company’s financial statements.

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

The Merger is treated as a reverse merger and accounted for as a business combination using the acquisition method of accounting in accordance with SFAS No. 141(R). For accounting purposes, ARCA Colorado is considered to have acquired Nuvelo in the Merger, as the stockholders of ARCA Colorado prior to the Merger now have a controlling interest in the combined company and the Company’s management is the former management of ARCA Colorado. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Nuvelo are recorded as of the acquisition date, at their respective fair values. The results of operations and cash flows for the six months ended June 30, 2009 include the activities of the acquired company since the date of the Merger.

Immediately prior to the Merger, each share of ARCA Colorado’s Series A preferred stock automatically converted into 1 share of ARCA Colorado’s common stock; each share and warrant to purchase ARCA Colorado’s Series B-1 preferred stock automatically converted into 1.219875 shares or warrants to purchase, as applicable, ARCA Colorado’s common stock; each share and warrant to purchase ARCA Colorado’s Series B-2 preferred stock automatically converted into 1.6265 shares or warrants to purchase, as applicable, ARCA Colorado’s common stock. In connection with the Merger, each share of ARCA Colorado’s common stock was converted into the right to receive 0.16698070 shares of the Company’s common stock.

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

Prior to the completion of the Merger, Nuvelo was developing drugs for acute cardiovascular disease, gastro-intestinal, or GI, diseases and other debilitating medical conditions. Its development pipeline included NU172, a direct acting thrombin inhibitor that has completed Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures, and Phase 1 clinical candidate NU206, a recombinant, secreted protein for the potential treatment of GI, diseases, including inflammatory bowel disease, mucositis and bone disease. In the first quarter of 2008, Nuvelo discontinued the clinical development of its only clinical-stage product candidate, alfimeprase. ARCA Colorado merged with Nuvelo primarily to increase its cash resources in the short-term while enhancing its access to capital necessary to commercialize its late stage product candidate, Gencaro, and to build its product development pipeline.

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

Cash and cash equivalents, marketable securities and other tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying amounts by Nuvelo, except for adjustments to certain property and equipment, deferred revenue, deferred rent, facility exit costs and other liabilities, necessary to state such amounts at their estimated fair values at the acquisition date. See Note 6, Facility Exit Costs, for discussion of the accrued facility exit costs, and Note 9, Commitments and Contingencies, for discussion of the unfavorable lease liability.

In-process research and development: In-process research and development (“IPR&D”) represents projects under development by Nuvelo at the date of the Merger that had not yet been completed and had not achieved regulatory approval. It is estimated that approximately $6.0 million of the acquisition consideration represents purchased IPR&D primarily related to projects associated with the Nuvelo NU172 program. The fair value of IPR&D was determined using an income approach, as well as discussions with Nuvelo’s management and a review of certain program-related documents and forecasts of future cash flows. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to projected expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to drug discovery and regulatory risks. A risk-adjusted discount rate was utilized to discount the probability adjusted net cash flows to their present value, to reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. The Company will continue to periodically reassess the value of purchased IPR&D, and in connection with those periodic reassessments, may determine that its valuation should change, even materially, based on, among other factors, changes in management’s views regarding anticipated future economic benefits of the IPR&D. IPR&D is considered an indefinite-lived intangible asset. Depending upon the results of the research and development projects, the value of the IPR&D will either be amortized beginning upon successful completion of the project or impaired if the project fails or is abandoned. The Company has recorded a deferred tax liability of $2.3 million related to the IPR&D asset.

Pre-acquisition contingencies: The Company retains the obligations under Nuvelo’s employment agreements and compensation plans, pursuant to which Nuvelo employees are entitled to termination benefits upon change of control and involuntary termination. Such plans were established prior to merger negotiations with ARCA Colorado, and were not entered into to benefit ARCA Colorado. These plans create a contingent liability for the Company as of the acquisition date, which was estimated for employees expected to be involuntary terminated at $1.7 million and is included in the consideration allocation above under the caption ‘Accrued employee liabilities’. The Company has not currently identified any other pre-acquisition contingencies where an acquisition-date liability was probable and the amount of the liability could be reasonably estimated. If information becomes available to the Company prior to the end of the measurement period, which would indicate that a liability was probable and the amount could be reasonably estimated, such items will be included in the acquisition consideration allocation.

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

The acquisition consideration allocation indicates that the Merger resulted in a gain on bargain purchase of $25.3 million. In accordance with the acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. This gain was largely determined by the trading price of Nuvelo’s common stock on Nasdaq prior to the Merger. The Company believes that the gain on bargain purchase resulted from various factors that may have impacted the trading price of Nuvelo’s common stock, including, without limitation, the significant declines in the securities markets during the fourth quarter of 2008; uncertainty concerning the combined entities’ ability to obtain regulatory approval of the Gencaro NDA; timing and conditions of an approval, its ability to successfully commercialize Gencaro, if approved, and to raise additional capital to support the commercialization of Gencaro and to fund other business objectives; uncertainty regarding the combined entities’ ability to successfully integrate the business operations of Nuvelo; and uncertainty regarding the combined entities’ ability to further identify, develop and achieve commercial success for products and technologies; all of which may have impacted Nuvelo’s market capitalization at the time the Merger was consummated.

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

In connection with the Merger, a substantial majority of Nuvelo’s employees were involuntarily terminated, subsequent to transition periods of up to 12 weeks from the date of the Merger. Pursuant to pre-existing employment agreements and compensation plans, termination benefits of $3.1 million had been accrued as of the date of the Merger. In addition to the termination benefits pursuant to the assumed Nuvelo compensation plans, the Company has offered retention bonuses to employees on transition plans totaling $290,000, which were expensed as incurred over the transition period.

The following table provides supplemental pro forma financial information for the three and six months ended June 30, 2009 and 2008 as if the acquisition had occurred as of the beginning of each year presented. For each period presented, the unaudited pro forma results exclude the nonrecurring charges for the merger transaction costs and the gain on bargain purchase. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of ARCA Colorado and Nuvelo. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended, June 30,		Six Months Ended, June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Revenue	$ -	$ 15,000	$ -	$ 15,000
Net (loss) income	(8,577)	550	(24,443)	(21,741)
Net (loss) earnings per share,
Basic and diluted	$ (1.14)	$ 0.09	$ (3.24)	$ (3.38)

(3) Financial Instruments

Available-for-sale Investments

The cost and fair value of the Company’s available-for-sale investments as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market fund	$11,369	—	—	$11,369
Corporate debt securities	5,038	—	(12)	5,026

	$16,407	$-	$(12)	$16,395

Reported as:
Cash equivalents				$11,369
Marketable securities				5,026

				$16,395

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market fund	$7,671	—	—	$7,671	(a)

(a)	Reported as cash equivalents

The contract maturity of all of the Company’s available-for-sale investments is less than one year.

The following is a summary of available-for-sale investments with unrealized losses and their related fair value by the period of time each investment has been in an unrealized loss position (in thousands):

	June 30, 2009		December 31, 2008
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Unrealized loss position for less than one year	$(12)	$5,026	$—	$—

Due to the short maturities of investments, the type and quality of security held, the relatively small size of unrealized losses compared to fair value, and the short duration of such unrealized losses, the Company believes these unrealized losses to be temporary in nature.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities, and the carrying amount of the Company’s bank note approximates the fair value, as the applicable interest rate approximated market rate. As of June 30, 2009 and December 31, 2008, the Company did not have any other debt or foreign exchange forward contracts outstanding.

(4) Property and Equipment

Property and equipment consist of the following:

	Estimated Life	June 30, 2009	December 31, 2008
		(in thousands)
Computer equipment	3 years	$283	$218
Lab equipment	5 years	226	85
Furniture and fixtures	5 years	489	415
Computer software	3 years	186	149
Leasehold improvements	Lesser of useful life or life of the lease	743	739

		1,927	1,606
Less accumulated depreciation and amortization		(551)	(303)

		$1,376	$1,303

For the six months ended June 30, 2009 and 2008, and for the period from Inception through June 30, 2009, depreciation and amortization expense was $250,000, $51,000 and $590,000, respectively.

For the three and six months ended June 30, 2009, the Company recorded an impairment charge of $83,000 on certain computer and office equipment. As a result of the reduction in force implemented in the second quarter of 2009, management reviewed excess computer and office equipment for impairment. Management compared the carrying value to the fair value less cost to sell and determined that impairment had occurred. The impairment charge is classified as restructuring expense in the consolidated statement of operations.

(5) Restructuring Expense

In the second quarter of 2009, the Company implemented a restructuring plan under which it terminated 44 employees from its research and development and selling, general and administrative functions. The Company implemented the restructuring plan in connection with its previously announced strategy to seek strategic alternatives for commercializing Gencaro, rather than establish its own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve the Company’s capital resources. The Company honored the Nuvelo, Inc. Change in Control Severance Benefit Plan for legacy Nuvelo employees affected; honored the employment agreement of one affected employee; and for the balance of affected employees, offered cash severance, acceleration of vesting on outstanding options representing the number of options that would have vested in one year had such employees continued to provide service to the Company, and an extension of the post-termination exercise period of the outstanding stock options to approximately one year. No employees were asked to perform service beyond a minimum retention period.

As a result of the restructuring plan implemented, the Company recorded a restructuring charge of approximately $1.2 million for personnel-related termination costs in the second quarter of 2009, of which $795,000 relates to severance amounts to be paid in cash and $387,000 relates to the acceleration of vesting on outstanding stock options. See Note 14, Stock-based Compensation, for further discussion of the stock option vesting acceleration. The Company expects to complete all payments associated with this restructuring plan by the end of 2009.

As a result of the reduction in force, management reviewed excess computer and office equipment for impairment. The Company recorded an impairment charge of $83,000, based on the excess of the carrying value over the fair value less cost to sell. The impairment charge is classified as restructuring expense in the consolidated statement of operations.

The following table summarizes activity in the severance accrual for the six months ended June 30, 2009 (in thousands):

Severance costs expected to be paid in cash,
accrued through June 30, 2009	$ 795
Cash payments prior to June 30, 2009	(305)

Severance accrual at June 30, 2009	$ 490

The severance accrual is classified as accrued compensation and employee benefits on the consolidated balance sheet.

(6) Facility Exit Costs

As a result of the Merger, the Company assumed an operating lease for a 139,000-square-foot facility in Sunnyvale, California (the “Sunnyvale Facility”), which had previously been exited by the acquired company. The term of the lease for the facility expires on May 31, 2011. The Company recorded a facility exit liability of $13.3 million as of the acquisition date to reflect the estimated fair value of this liability using a discounted cash flow method. As of June 30, 2009, estimated future lease-related payments totaling $13.3 million are scheduled to be made periodically until the lease expires. The Company also assumed a sublease agreement related to this facility, pursuant to which estimated sublease income of $2.3 million is expected to be received over the remaining sublease term through May 31, 2011.

The following table summarizes the activities related to accrued facility exit costs for the six months ended June 30, 2009 (in thousands):

Fair value of facility exit cost liability assumed:	$13,278
Amounts paid during the period	(2,860)
Amounts received during the period	168
Non-cash accretion, net	265

Balance as of June 30, 2009	$10,851

The non-cash accretion expense of $265,000 for the six months ended June 30, 2009 was included in general and administrative expenses.

In August 2009, the Company and the landlord for the Sunnyvale Facility entered into an agreement providing for the early termination of the lease agreement in exchange for a termination payment. Due to the Company’s intent at June 30, 2009 to settle this lease obligation, the full balance of the accrued exit facility cost of $10.9 million was classified as a current liability on the consolidated balance sheet. See Note 16, Subsequent Events, for discussion of the early termination of this lease commitment and related termination payment.

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

(8) Bank Note Payable

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

The Company agreed to pledge to SVB restricted certificates of deposit (“CD’s”) issued by SVB, with the aggregate amount of the pledged CD’s varying from time to time depending on the aggregate amount of unrestricted cash maintained by the Company with SVB. So long as the Company and its subsidiaries maintain at least $20 million in cash at SVB, no pledged CD is required. So long as the Company and its subsidiaries maintain less than $20 million but at least $15 million in cash at SVB, the Company is required to pledge CD’s to SVB in an aggregate amount equal to 33 1 /3% of the then outstanding principal amount of the Credit Facility. So long as the Company and its subsidiaries maintain less than $15 million but at least $10 million in cash at SVB, it is required to pledge CD’s to SVB in an aggregate amount equal to 66 2 /3% of the then outstanding principal amount of the Credit Facility. Finally, for so long as the Company and its subsidiaries maintain less than $10 million in cash at SVB, the Company is required to pledge CD’s to SVB equal to 100% of the then outstanding principal amount of the Credit Facility.

On July 10, 2009, subsequent to the scheduled July 1, 2009 payment, the Company repaid all amounts due under the Credit Facility, comprised primarily of $2.9 million of outstanding principal and interest. Due to the Company’s intent at June 30, 2009 to repay the all amounts under the Credit Facility, the full balance of the Credit Facility was classified as a current liability on the consolidated balance sheet. See Note 16, Subsequent Events, for discussion of the repayment of the Credit Facility.

(9) Commitments and Contingencies

In addition to the legal matters discussed in Note 13, the Company has or is subject to the following commitments and contingencies:

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

(b) Operating Leases

As a result of the Merger, the Company assumed two facility operating leases, including the lease of the Sunnyvale facility. The term of the lease for the Sunnyvale Facility expires on May 31, 2011. The Company recorded a facility exit liability of $13.3 million as of the acquisition date to reflect the estimated fair value of this liability using a discounted cash flow method, which balance is $10.9 million as of June 30, 2009. The Sunnyvale Facility lease requires a letter of credit issued to the facility’s landlord in the amount of $6.0 million. The letter of credit is being collateralized by a certificate of deposit of the same amount, which is recorded as restricted cash in the accompanying consolidated balance sheet. The Company also assumed a sublease agreement related to this facility, which requires the subtenant to pay a monthly base rent of $57,000, except during the first four months of the term, and a substantial majority of the facility operating expenses charged by the facility’s landlord. The term of the sublease commenced on March 1, 2009 and ends on May 31, 2011. In August 2009, the Company and the landlord for the Sunnyvale Facility entered into an agreement providing for the early termination of the lease agreement in exchange for a termination payment. See Note 16, Subsequent Events, for discussion of the early termination of this lease commitment and related termination payment.

The second facility operating lease assumed in the Merger is a seven-year agreement for approximately 69,000 square feet of space in San Carlos, California. The lease term commenced on September 1, 2005, and contains an option to cancel after five years upon payment of certain amounts specified in the lease, and two options to extend the lease for five additional years, each at 95% of the then-current fair market rental rate (but not less than the existing rental rate). Nuvelo used this facility for its headquarters prior to the Merger. The Company also assumed a sublease agreement related to this facility for approximately 6,800 square feet of the space. The term of the sublease, which started in February 2008 and expires in January 2011, can be extended by the subtenant for three additional periods of one year each, subject to certain conditions contained in the sublease agreement. The Company has continued to use this facility for certain laboratory and general business purposes. The Company is seeking to sublease the entire facility. As of the date of the Merger, the Company determined that the net terms of the lease and sublease were unfavorable compared with the market terms of leases for similar facilities, and as a result recorded a liability representing the estimated fair value of such unfavorable terms. The Company estimated the fair value of the unfavorable lease liability to be $943,000 as of the acquisition date using a discounted cash flow model comparing the contractual lease payments and receipts to an estimated market rate for such receipts. The unfavorable lease liability is classified on the accompanying consolidated balance sheet as ‘accrued expenses and other liabilities’ for the current portion and as ‘other long-term liabilities’ for the non-current portion. The Company will amortize this liability to operating expense on a straight-line basis over the term of the lease and sublease.

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

Below is a summary of the future minimum lease payments committed under the two leases assumed in the Merger and the Company’s facility in Broomfield, Colorado as of June 30, 2009 (in thousands):

	San Carlos, CA & Broomfield, CO	Sunnyvale, CA	Total
Remainder of 2009	$ 1,206	$ 3,132	$ 4,338
2010	2,455	6,410	8,865
2011	2,509	2,715	5,224
2012	1,790	—	1,790
2013	127	—	127

Total future minimum rental payments	8,087	12,257	20,344
Less: aggregate estimated future sublease receipts	(396)	(1,308)	(1,704)

	$ 7,691	$ 10,949	$ 18,640

(c) CardioDx, Inc.

In June 2006, the Company entered into a license agreement with CardioDx, Inc (“CardioDx”). The license gives the Company a nonexclusive, royalty bearing license for diagnostic rights to key genetic markers that are relevant for prescribing Gencaro. The term of the agreement extends to the latest expiring patent underlying the diagnostic rights. The license permits the Company to sublicense its rights under certain conditions, and in February 2007, the Company sublicensed its rights and transferred its royalty and other fee obligations to Laboratory Corporation of America.

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

(e) Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

Under the terms of its strategic license agreement with CPEC, a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals as of March 23, 2009), holding ownership rights to certain clinical trial data of Gencaro, the Company will incur milestone and royalty obligations upon the occurrence of certain events. In August 2008, the Company paid CPEC a milestone payment of $500,000 based on the July 31, 2008 submission of its NDA with the FDA. If the FDA grants marketing approval for Gencaro, the Company will owe CPEC another milestone payment of $8.0 million, which is due within six months after FDA approval. The Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

(10) Collaborative Agreements

The following collaborative agreements have been assumed as a result of the Merger:

Archemix

In July 2006, Nuvelo entered into a collaboration agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and the Company is responsible for development and worldwide commercialization of these product candidates. In August 2006, Nuvelo made an upfront license fee payment to Archemix of $4.0 million, and pursuant to the terms of the agreement committed to funding at least $5.25 million of Archemix’s research over the first three years of the agreement. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In February 2008, Nuvelo paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172. If the Company enrolls the first patient in a Phase 2 trial of NU172, which is not expected to occur in 2009, the Company is obligated to pay Archemix a $3.0 million milestone fee. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. In addition, the Company is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15% of the shares issued by Archemix in a qualified initial public offering of Archemix stock occurring within five years of the effective date of the 2006 collaboration agreement.

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

(11) Comprehensive (Loss) Income

The components of comprehensive (loss) income for each period presented, net of any related tax effects, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income, as reported	$(8,577)	$(3,965)	$1,356	$(7,841)
Change in unrealized gain (loss) on available-for-sale securities	21	0	(12)	0

Comprehensive (loss) income	$(8,556)	$(3,965)	$1,344	$(7,841)

(12) Preferred Stock

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

(d) Warrants for Series B Redeemable Preferred Stock

In July 2007, the Company issued warrants to purchase 31,790 shares of Series B-1 Preferred Stock to SVB in connection with the Credit Facility. The warrants had an exercise price of $2.439 per share, a 10 year life, and were fully vested and exercisable at the time of grant. As a result of the Merger, these warrants were converted into warrants to purchase 6,475 shares of common stock at an exercise price of $14.61 per share. In August 2008, the Company issued 24,592 warrants for its Series B-2 Preferred Stock to SVB in connection with a borrowing under the Credit Facility. The warrants had an exercise price of $3.253 per share, a 10-year life, and were fully vested and exercisable at the time of grant. As a result of the Merger, such warrants were converted into warrants to purchase 6,679 shares of common stock at an exercise price of $19.48 per share. The estimated fair value of the warrants at the time of issuance was accounted for as a debt discount within long-term liabilities, and will be reflected as additional interest expense over the term of the Credit Facility. See Note 16, Subsequent Events, for discussion of the repayment of the Credit Facility.

(13) Legal Matters

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. Based on the Court’s December 4, 2008 order, and plaintiff’s amended complaint, the Company believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that the Company could be forced to incur material expenses in the litigation if the case is not finally dismissed, or if the parties cannot achieve a settlement, and, in the event of an adverse outcome, the Company’s business could be harmed.

In addition, on or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. The Company is involved in this litigation as a result of Nuvelo’s merger with Variagenics in January 2003. On April 1, 2009 the parties entered into a settlement agreement and have filed a motion to approve the settlement with the Court. The Company’s share of the settlement is approximately $385,000. The Company believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by Nuvelo’s insurance provider. The settlement must still be approved by the Court and could be opposed by members of the class. The Court has set a hearing to determine whether to approve the settlement for November 9, 2009. It is possible that the Company could be forced to incur material expenses in the litigation if the parties cannot complete a settlement, and, in the event of an adverse outcome, the Company’s business could be harmed.

(14) Stock-based Compensation

(a) Related to the Merger

In conjunction with the Merger, the Company discontinued grants under its 2004 Stock Option Plan effective January 27, 2009. As of June 30, 2009, options to purchase 635,654 shares with a weighted-average exercise price of $2.42 per share were outstanding under this plan. Options and awards outstanding under this plan will continue to vest according to the original terms of each grant. No new awards will be granted under this plan.

As a result of the Merger, the Company assumed Nuvelo’s 2004 Equity Incentive Plan, or the Equity Plan. Under the Equity Plan grants of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units are authorized. Awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. Subsequent to the Merger, the Company has granted stock-based compensation awards under the Equity Plan. As of January 27, 2009, options to purchase 235,807 shares with a weighted-average exercise price of $161.53 per share, and 699 restricted stock units were outstanding under the Equity Plan, of which 218,830 options and no restricted stock units were fully vested.

Pursuant to Nuvelo’s severance plans, generally upon a change in control and involuntary termination of employment, outstanding stock options and stock awards held by a non-executive employee became fully vested. The Merger qualified as a change in control as defined under the severance plan. Employees involuntarily terminated in connection with the Merger held options to purchase 112,550 shares with a weighted-average exercise price of $144.63 per share and 699 restricted stock units, the unvested portion of which awards was accelerated upon the holder’s termination date. These awards will generally remain outstanding and exercisable for 90 days subsequent to the holder’s termination date. Due to the exercise prices of such awards significantly exceeding the market value of the Company’s stock, and the relatively short period to the cancellation date, the fair value assigned to the unvested awards as of the acquisition date was minimal. Awards outstanding with Nuvelo’s chief executive officer were subject to acceleration upon change in control. As of January 27, 2009, options outstanding with this former executive total 106,247 and will remain outstanding under the original terms of each award, as this executive continues to serve on the board of directors of the Company. As of January 27, 2009, awards outstanding representing options to purchase 17,010 shares with a weighted-average exercise price of $117.71 per share to employees and consultants who were not involuntarily terminated in connection with the Merger, continued to vest according to the original terms of the grant. Due to the exercise prices of such awards significantly exceeding the market value of the Company’s stock, the fair value assigned to the unvested awards as of the acquisition date was minimal.

(b) Stock Option Modification

As discussed above in Note 5, the restructuring plan implemented by the Company in the second quarter modified certain outstanding unvested stock options held by the affected employees. Outstanding stock options held by affected employees not formerly employed by Nuvelo were modified such that vesting was accelerated on outstanding options representing the number of options that would have vested in one year had such employees continued to provide service to the Company, and the post-termination exercise period of the outstanding stock options was extended to approximately one year. The Company accelerated the vesting on 55,441 stock options.

The Company estimated the fair value of the modified awards using the Black-Scholes model with the following inputs: 1 year expected term; 94% volatility, 0.52% risk-free interest rate, and 0% dividend yield. As a result, the Company recorded a net charge of $381,000 for the option acceleration.

(c) Summary of Option Activity and Expense

The Company granted options to purchase 212,151 and 490,304 shares of common stock in the three and six months ended June 30, 2009, respectively. Generally, stock options become exercisable at a rate of 25% per year for a period of four years from the date of grant and have a maximum term of 10 years. The fair values of employee stock options granted in the three and six months ended June 30, 2009 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair value per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term	6.4 years	6.1 years	6.4 years	6.1 years
Expected volatility	81%	62%	79%	62%
Risk-free interest rate	0.37%	3.00%	1.31%	3.00%
Expected dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value per share	$2.41	$0.19	$3.21	$0.19

In November 2006, the Company entered into a restricted stock agreement with its President and CEO for 83,490 shares, whereby the President and CEO could purchase the shares at their estimated fair value of $0.90 per share. The Company retained certain repurchase rights (allowing the Company to repurchase the shares at the price paid by this individual) on 41,745 shares that would have lapsed on the date that the trading value of Company’s common stock, listed on a national exchange, resulted in market capitalization of the Company, as reported by such exchange over the immediately preceding ten business days, of at least $250.0 million, or a corporate transaction resulted in consideration paid by the acquirer of at least $250.0 million. Repurchase rights on the remaining 41,745 shares would have lapsed on the same terms as the first 41,745 if the two conditions above were met with values of at least $500.0 million. In February 2007, the Company amended the purchase terms of the restricted stock agreement to provide that the purchase price for 41,745 shares was deemed to be satisfied in consideration for services rendered to the Company, with an estimated fair value of $37,250. The estimated fair value of the services was expensed, and the total consideration received of $75,000 was reflected as a long-term liability. In October 2008, the restricted stock agreement was amended to provide that the Company’s repurchase rights would lapse with respect to all 83,490 shares upon close of the Merger. As a result of such amendment, the Company estimated the fair value of the modification to be $438,000 of which $88,000 was recognized as share-based compensation expense in the first quarter of 2009.

For the three and six months ended June 30, 2009 and 2008 and for the period from Inception through June 30, 2009, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2009
	2009	2008	2009	2008
Research and Development	$26	$6	$48	$12	$185
Selling, General and Administrative	67	14	239	29	773
Restructuring Expense	387	—	387	—	387

Total	$480	$20	$674	$41	$1,345

(15) Income Taxes

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

(16) Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on August 10, 2009.

(a) Repayment of Bank Note Payable

In July 2009, subsequent to the scheduled July 1, 2009 payment, the Company repaid all amounts due under the Credit Facility, comprised primarily of $2.9 million of outstanding principal and interest. Due to the Company’s intent at June 30, 2009 to repay the all amounts under the Credit Facility, the full balance of the Credit Facility was classified as a current liability on the consolidated balance sheet.

(b) Termination of Sunnyvale Operating Lease

In August 2009, the Company and landlord for the Sunnyvale Facility entered into a Lease Surrender and Termination Agreement (the “Termination Agreement”) providing for the early termination of the lease agreement associated with the Sunnyvale Facility. The Sunnyvale Facility had previously been exited by Nuvelo, Inc. Under the terms and conditions of the Termination Agreement, the lease was terminated effective July 31, 2009 in consideration of a termination payment by the Company to the landlord consisting of: (i) retention by the landlord of a security deposit in the amount of approximately $0.5 million; (ii) the draw down by the landlord of full amount of the letter of credit in the amount of $6.0 million previously issued to secure tenant obligations under the lease; and (iii) an additional cash payment of approximately $2.0 million. Due to the Company’s intent at June 30, 2009 to settle this lease obligation, the full balance of the accrued exit facility cost of $10.9 million was classified as a current liability on the consolidated balance sheet. As a result of the early termination of the lease agreement, the Company expects to record a gain in the third quarter of approximately $2.3 million.

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

Chronic heart failure, or HF, is one of the largest health care problems in the United States and the rest of the world. Beta-blockers are part of the current standard of care for HF, and are considered to be among the most effective drug classes for the disease. However, a significant percentage of eligible patients in the United States is not being treated with, or does not tolerate or respond well to, those beta-blockers currently approved for the treatment of HF. ARCA believes that new therapies for which patient response can be predicted before a drug is prescribed can help improve the current standard of practice in the treatment of HF.

ARCA’s lead product candidate is GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of HF. Gencaro is an oral tablet formulation, dosed twice daily. ARCA currently holds worldwide rights to Gencaro. ARCA has identified common genetic variations, or genetic markers, that it believes predicts patient response to Gencaro. Subject to approval by the U.S. Food and Drug Administration (“FDA”), ARCA, through its collaboration with Laboratory Corporation of America, or LabCorp, anticipates introducing a test for these genetic markers with the market launch of Gencaro, potentially making Gencaro the first genetically-personalized cardiovascular drug. When prescribed using the test for these markers, ARCA believes that Gencaro can become an important new therapy for many HF patients, with the potential for positive clinical outcomes in a defined genetic subpopulation, and good tolerability. Gencaro was the subject of a major North America based heart failure Phase 3 trial. In September 2008, the FDA formally accepted for filing ARCA’s New Drug Application, or NDA, for Gencaro as a potential treatment for HF.

On May 29, 2009, the FDA issued a Complete Response Letter to ARCA which stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. ARCA is in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter. In the Complete Response Letter, the FDA acknowledged that several substantial amendments to the NDA submitted by ARCA in May 2009 were not reviewed or considered by the FDA in issuing the Complete Response Letter, and that these amendments may be referenced in ARCA’s response to the FDA. These unreviewed submissions deal with comparative effectiveness, clinical pharmacology, some aspects of pharmacogenetic data, and toxicology/metabolism.

Among other things, the Complete Response Letter stated that ARCA must undertake the following actions to obtain approval:

•	Conduct an additional clinical efficacy trial of Gencaro in patients with heart failure;

•	Conduct additional clinical pharmacology studies to address drug-drug interaction and pharmacokinetic issues; and,

•	Conduct additional non-clinical studies to further characterize Gencaro metabolites.

In the Complete Response Letter, the FDA asserts that the BEST clinical study, which serves as the pivotal Phase 3 trial for the application, does not adequately demonstrate efficacy of Gencaro in reducing all-cause mortality in patients with heart failure. The Complete Response Letter also raises concerns regarding the integrity of the BEST data based on the FDA’s audit of certain clinical sites involved in the BEST trial, which may require an independent audit of additional clinical sites and other actions to verify the integrity of the data. In addition, the Complete Response Letter raises concerns as to the statistical significance of some of the pharmacogenetic data relied upon by ARCA to assert that individual patient response to Gencaro may be predicted by genotype.

As a result of the issues identified in the Complete Response Letter, ARCA believes that FDA approval of Gencaro, if it occurs, may be substantially delayed. If significant additional development of Gencaro is required, particularly completion of an additional Phase 3 efficacy trial, ARCA may not be able to raise sufficient capital on acceptable terms or at all to complete development of Gencaro or continue operations and may not be able to execute any strategic transaction.

If approved, ARCA will need to complete a strategic transaction, such as a potential strategic combination or a license of the Gencaro commercialization rights to support commercialization or, alternatively, seek substantial additional funding through public or private debt or equity markets. In light of ARCA’s current strategic direction and capital needs, ARCA implemented a plan of restructuring in the second quarter of 2009. ARCA implemented the restructuring plan in connection with its previously announced strategy to seek strategic alternatives for commercializing Gencaro, rather than establish its own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve its capital resources.

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

Results of Operations

Research and Development Expenses

Research and development, or R&D, expenses were $3.5 million for the three months ended June 30, 2009 as compared to $2.2 million for the corresponding period of 2008. ARCA’s R&D expenses were $8.1 million for the six months ended June 30, 2009 as compared to $4.6 million for the corresponding period of 2008, an increase of $3.5 million. For the six months ended June 30, 2009, approximately $2.0 million of the increase is attributed to clinical development costs for the NU 172 and NU 206 compounds. These expenses consist primarily of costs related to collaborative development arrangements, pre-clinical studies initiated during the period, and personnel costs related to former Nuvelo employees on transition plans. Employees on transition plans were employed for periods up to twelve weeks after the Merger to facilitate the transition of the business to ARCA. For the six months ended June 30, 2009, ARCA has spent approximately $1.7 million on NU 172 and approximately $300,000 on NU 206. The costs for NU 172 include approximately $700,000 of development expense under our collaboration agreement with Archemix. The obligation to fund such development expenses under the collaboration agreement concludes early in the third quarter of 2009 and, consistent with our strategy to limit development activities and expenditures, we do not expect to extend the arrangement. The remaining $1.5 million of the increase in R&D expense is attributed to our development efforts for Gencaro, primarily in the areas of medical affairs, clinical activities, and regulatory work, offset by modest decreases in manufacturing and process control costs.

During the second quarter of 2009, ARCA implemented a restructuring plan in connection with our previously announced strategy to seek strategic alternatives for commercializing Gencaro, rather than establish our own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve capital resources. Based on these organizational changes, research and development expenses for the remainder of 2009 are expected to vary depending primarily on the results of further discussions with FDA regarding the FDA’s requirements for approval of the Gencaro NDA. For the remainder of 2009, ARCA expects its R&D activities and expenditures for product candidates other than Gencaro to be limited. R&D expenses for the remainder of 2009 are expected to primarily include the following:

•	Consulting and advisory service costs in support of the NDA for Gencaro;

•	continuation of the manufacturing and process control projects for tableting and packaging of Gencaro for stability analysis in support of the NDA; and

•	other costs considered necessary to meet the FDA’s requirements for approval of the Gencaro NDA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs. Direct costs paid to third parties related to the Merger transaction were classified as merger transaction costs on the consolidated statement of operations, and costs of our restructuring plan implemented in the second quarter of 2009 are classified as restructuring expense on the consolidated statement of operations, and therefore are excluded from SG&A. Merger transaction costs and restructuring expenses are discussed below.

ARCA’s SG&A expenses were $3.9 million for the three months ended June 30, 2009, as compared to $1.7 million for the corresponding period in 2008, an increase of $2.1 million. ARCA’s SG&A expenses were $9.2 million for the six months ended June 30, 2009, as compared to $3.4 million for the corresponding period of 2008, an increase of $5.8 million. The increase in SG&A expenses is attributed to integration activities related to the Merger, increased costs related to public-company reporting requirements, as well as personnel costs as ARCA was building its commercialization and administrative teams. The increase in SG&A expenses for the six months ended June 30, 2009 over the comparable 2008 period is primarily comprised of the following:

•

$1.9 million of increased G&A personnel costs, of which $816,000 are costs related to former Nuvelo employees on transitional employment plans, generally for up to twelve weeks following the Merger, to facilitate the integration of business activities. The remainder of the increase in G&A personnel costs is due to increased headcount from the comparable 2008 period.

•

$1.5 million of increased costs primarily related to legal, auditing and tax compliance, and insurance, incurred primarily to complete post-Merger transitions, corporate governance, transitional SEC filings, and Nasdaq fees associated with being a public company.

•	$1.2 million of increased facilities expense primarily related to lease agreements assumed in the Merger for Nuvelo facilities.

•

$780,000 of increased sales and marketing costs, primarily due to increased personnel costs for hires made in preparation for the potential commercial launch of Gencaro. The restructuring plan implemented in the second quarter of 2009 resulted in the elimination of the majority of our sales and marketing personnel.

In light of ARCA’s current strategic direction and capital needs, SG&A expenses are expected to decrease compared to the first half as a result of the restructuring and ARCA’s focus on continued development of Gencaro and its decision to seek strategic alternatives for commercializing Gencaro, if approved.

Merger Transaction Costs

During the six months ended June 30, 2009, ARCA expensed nearly $5.5 million in transaction costs related to the Merger. These costs are comprised primarily of financial advisory fees paid upon completion of the Merger and legal fees incurred in the first quarter of 2009 totaling approximately $3.8 million. Prior to December 31, 2008, ARCA had incurred merger transaction expenses, including legal, accounting and due diligence costs of approximately $1.7 million. These costs were recorded on ARCA’s consolidated balance sheet as deferred transaction costs on December 31, 2008. On January 1, 2009, as part of ARCA’s adoption of SFAS No. 141(R), these deferred transaction costs were expensed. There were no like expenses in the comparable 2008 period.

Restructuring Expense

In the second quarter of 2009, ARCA implemented a restructuring plan under which it terminated 44 employees from its research and development and selling, general and administrative functions. ARCA implemented the restructuring plan in connection with its previously announced strategy to seek strategic alternatives for commercializing Gencaro, rather than establish its own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve the our capital resources. ARCA honored the Nuvelo, Inc. Change in Control Severance Benefit Plan for legacy Nuvelo employees affected; honored the employment agreement of one affected employee; and for the balance of affected employees, offered cash severance, acceleration of vesting on outstanding options representing the number of options that would have vested in one year had such employees continued to provide service, and an extension of the post-termination exercise period of the outstanding stock options to approximately one year.

As result of the restructuring plan implemented, ARCA recorded a restructuring charge in the three and six months ended June 30, 2009 of approximately $1.2 million for personnel-related termination costs, of which $795,000 relates to severance amounts to be paid in cash and $387,000 relates to the acceleration of vesting on outstanding stock options. ARCA expects to complete all payments associated with this restructuring plan by the end of 2009.

As part of the restructuring, management reviewed excess computer and office equipment for impairment, and recorded for the three and six months ended June 30, 2009 an impairment charge of $83,000, based on the excess of the carrying value over the estimated fair value less cost to sell. The impairment charge is classified as restructuring expense in the consolidated statement of operations. There were no like charges for the comparable 2008 periods.

ARCA estimates the restructuring will yield net cash savings of approximately $3.0 million for the remainder of 2009, after considering the cash severance payments.

Gain on Bargain Purchase

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase, and as a result, ARCA recorded a gain on bargain purchase of $25.3 million for the six months ended June 30, 2009 in connection with the Merger. This gain is largely determined by the trading price of Nuvelo’s common stock on Nasdaq prior to the Merger, which ARCA believes is the most reliable measure of the consideration effectively transferred to effect the acquisition of Nuvelo. ARCA believes the gain on bargain purchase resulted from various factors that may have impacted the trading price of Nuvelo’s common stock, including, without limitation, the significant declines in the securities markets during the fourth quarter of 2008; uncertainty concerning the combined entities ability to obtain regulatory approval of the Gencaro NDA, ability to successfully commercialize Gencaro, if approved, and to raise additional capital to support the commercialization of Gencaro and to fund other business objectives; uncertainty regarding the combined entities’ ability to successfully integrate the business operations of Nuvelo; and uncertainty regarding the combined entities’ ability to further identify, develop and achieve commercial success for products and technologies; all of which may have impacted Nuvelo’s market capitalization at the time the Merger was consummated. There was no like gain for the comparable 2008 periods.

Interest and Other Income

Interest and other income was $103,000 in the three months ended June 30, 2009, as compared to $49,000 for the comparable 2008 period. Interest and other income was $204,000 for the six months ended June 30, 2009, as compared to $173,000 for the comparable 2008 period. For both the three and six month periods, the increase in the 2009 periods is due to higher investment balances representing the cash and investments acquired in the Merger. As these funds are expected to decline due to the requirements to fund future operations, ARCA expects a corresponding decrease in interest income for the remainder of 2009.

Interest and Other Expense

Interest and other expense was $49,000 for the three months ended June 30, 2009, as compared to $34,000 for the comparable 2008 period. Interest and other expense was $113,000 for the six months ended June 30, 2009, as compared to $39,000 for the comparable 2008 period. The increases in interest and other expense in the 2009 periods over the 2008 periods were primarily due to interest on the bank note payable and convertible notes payable. The convertible notes payable were converted into common stock upon closing of the Merger on January 27, 2009. The bank note payable was repaid in full in July 2009. Interest expense for the remainder of the year is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Marketable Securities

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$19,014	$7,740
Marketable securities	5,026	—

	$24,040	$7,740

As of June 30, 2009, ARCA had total cash and cash equivalents and marketable securities of $24.0 million, as compared to $7.7 million as of December 31, 2008. The net increase of $16.3 million is primarily comprised of $45.5 million acquired in the Merger, offset by cash used for operating activities during the period, including merger transaction costs paid of $4.3 million and severance costs of $2.6 million.

As of June 30, 2009, all of ARCA’s investments in marketable securities were classified as available-for-sale securities, as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. They were recorded at their fair value and primarily consisted of corporate debt securities. ARCA has made its investments in accordance with its investment policy, the primary objectives of which are liquidity and safety of principal.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2009	2008
Net cash (used in) provided by:
Operating activities	$(28,314)	$(7,895)
Investing activities	40,529	(1,045)
Financing activities	(941)	5

Net increase (decrease) in cash and cash equivalents	$11,274	$(8,935)

Net cash used in operating activities for the six months ended June 30, 2009 increased $20.4 million compared with the comparable 2008 period primarily due to increases in R&D and SG&A expenses as discussed above, as well as $4.3 million of merger transaction costs and $2.6 million of severance costs.

Net cash provided by investing activities for the six months ended June 30, 2009 increased $41.6 million compared with the comparable 2008 period primarily due to $30.4 million of cash acquired in the Merger and $10.0 million of proceeds from the sale of marketable securities, also acquired in the Merger.

Net cash used in financing activities for the six months ended June 30, 2009 increased $946,000 compared with the comparable 2008 period primarily due to payments on the bank note.

Sources and Uses of Capital

ARCA’s primary source of liquidity to date has been capital raised from issuances of convertible promissory notes, shares of its common and preferred stock and funds provided by the Merger. ARCA’s primary uses of capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Under the license agreement for the worldwide rights to Gencaro, ARCA is obligated under the CPEC license to make an $8.0 million milestone payment within 180 days after receiving approval from the FDA. ARCA also has the obligation under the CPEC license to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan.

Under the collaboration agreement with Archemix, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and ARCA is responsible for development and worldwide commercialization of these product candidates. If the first patient is enrolled in a Phase 2 trial of NU172, which is currently not expected to occur in 2009, a $3.0 million milestone fee is payable to Archemix. In addition, ARCA is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15% of the total gross proceeds raised by Archemix in a qualified initial public offering of Archemix stock occurring within five years of the effective date of the 2006 collaboration agreement.

In July 2009, after giving consideration to forecasted cash balances, interest expense and covenants impacting liquidity, ARCA repaid all amounts due under its credit facility, consisting primarily of $2.9 million of outstanding principal and interest. Additionally, in August 2009, ARCA and landlord for the facility in Sunnyvale, CA entered into a Lease Surrender and Termination Agreement (the “Termination Agreement”) providing for the early termination of the lease agreement associated with the Sunnyvale facility. Under the terms and conditions of the Termination Agreement, the lease was terminated effective July 31, 2009 in consideration of a termination payment by the Company to the landlord consisting of: (i) retention by the landlord of a security deposit in the amount of approximately $0.5 million; (ii) the draw down by the landlord of full amount of the letter of credit in the amount of $6.0 million previously issued to secure tenant obligations under the lease; and (iii) an additional cash payment of approximately $2.0 million. As a result of the early termination of the lease agreement, ARCA expects to record a gain in the third quarter of approximately $2.3 million. ARCA entered into the Termination Agreement in an effort to improve near term liquidity and reduce the overall lease obligation associated with the Sunnyvale Facility.

As a result of the issues identified in the Complete Response Letter, ARCA believes that FDA approval of Gencaro, if it occurs, may be substantially delayed. If significant additional development of Gencaro is required, particularly completion of an additional Phase 3 efficacy trial, ARCA may not be able to raise sufficient capital on acceptable terms or at all to complete development of Gencaro or continue operations and may not be able to execute any strategic transaction.

If approved, ARCA will need to complete a strategic transaction, such as a potential strategic combination or a license of the Gencaro commercialization rights to support commercialization or, alternatively, seek substantial additional funding through public or private debt or equity markets. In light of ARCA’s current strategic direction and capital needs, ARCA implemented a plan of restructuring in the second quarter of 2009. ARCA implemented the restructuring plan in connection with its previously announced strategy to seek strategic alternatives for commercializing Gencaro, rather than establish its own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve capital resources. It is expected that the restructuring will result in net cash savings of approximately $3.0 million for the remainder of 2009. As result of the restructuring actions implemented, ARCA recorded a restructuring charge of approximately $1.2 million for personnel-related termination costs in the second quarter of 2009, of which $795,000 relates to severance amounts to be paid in cash and $387,000 relates to the acceleration of vesting on outstanding stock options. The Company expects to complete all payments associated with this restructuring plan by the end of 2009.

ARCA believes that, after giving effect to the restructuring, its current cash, cash equivalents and marketable securities balances will be sufficient to fund operations through at least December 31, 2009. ARCA is unable to assert that its current cash, cash equivalents and marketable securities are sufficient to fund operations for the next twelve months, and as a result, there is substantial doubt about ARCA’s ability to continue as a going concern after December 31, 2009. The consolidated financial statements contained in this report have been prepared with the assumption that ARCA is a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of ARCA to continue as a going concern.

ARCA’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of further discussions with the FDA regarding the requirements for approval of the Gencaro NDA. If significant additional development of Gencaro is required, particularly completion of an additional Phase 3 efficacy trial, ARCA may not be able to raise sufficient capital on acceptable terms or at all to complete development of Gencaro or continue operations and may not be able to execute any strategic transaction.

•	general economic and industry conditions affecting the availability and cost of capital;

•	ARCA’s ability to reduce costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of ARCA’s existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to ARCA’s stockholders. If ARCA raises additional funds through the incurrence of additional indebtedness, the obligations related to such indebtedness would be senior to rights of holders of ARCA’s capital stock and could contain covenants that would restrict ARCA’s operations. ARCA also cannot predict what consideration might be available, if any, to ARCA or its stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to ARCA in the near term, or not be available on acceptable terms, ARCA may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause ARCA to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

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

Valuation & Impairment Review of Acquired In-process Research and Development

ARCA acquired a significant in-process research and development (IPR&D) asset through the Merger primarily related to NU172. A valuation firm was engaged to assist ARCA in determining the estimated fair value of this asset as of the acquisition date. Discounted cash flow models are typically used in these valuations, and the models require the use of significant estimates and assumptions including but not limited to:

•	projected development costs, timing of such costs, and outcomes of clinical trials,

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from completed products and in-process projects, and

•	developing appropriate discount rates and probability rates by project.

The IPR&D asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its estimated fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment, of the IPR&D asset requires management to make significant judgments and estimates.

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

ARCA’s internal control over financial reporting was materially affected as a result of the Merger on January 27, 2009 as described in Note 2 of “Notes to the Consolidated Financial Statements” included within Item 1 in this report. There have not been any changes in ARCA’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As ARCA Colorado was a private company, it was not subject to Section 404 of the Sarbanes-Oxley Act of 2002 which requires companies to include in their annual report an assessment of internal controls over financial reporting and, if applicable, the related auditor attestation report. During 2009, ARCA plans to dedicate internal resources and engage outside consultants to implement a work plan such that it may complete an evaluation of ARCA’s internal control over financial reporting as of December 31, 2009 and include an internal control assessment and the related auditor attestation report in ARCA’s 2009 Form 10-K.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. Based on the Court’s December 4, 2008 order, and plaintiff’s amended complaint, the Company believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that the Company could be forced to incur material expenses in the litigation if the case is not finally dismissed, or if the parties cannot achieve a settlement, and, in the event of an adverse outcome, the Company’s business could be harmed.

In addition, on or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly is filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made Variagenics’ registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages. On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations. The Company is involved in this litigation as a result of Nuvelo’s merger with Variagenics in January 2003. On April 1, 2009 the parties entered into a settlement agreement and have filed a motion to approve the settlement with the Court. ARCA’s share of the settlement is approximately $385,000. ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by Nuvelo’s insurance provider. The settlement must still be approved by the Court and could be opposed by members of the class. The Court has set a hearing to determine whether to approve the settlement for November 9, 2009. It is possible that ARCA could be forced to incur material expenses in the litigation if the parties cannot complete a settlement, and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

Risks Related to ARCA’s Financial Condition

*In light of the potential substantial delay in obtaining FDA approval for Gencaro, the continuing substantial disruption in the capital markets, and the difficulty of raising a significant amount of capital on acceptable terms in light of the potential delay and these market disruptions, ARCA has reduced its operating expenses and is evaluating strategic alternatives. ARCA expects that it may be required to raise substantial additional funds through the public or private debt and equity markets or, alternatively, complete a strategic transaction, to complete development of and, if it is approved, commercialize Gencaro. If ARCA is unable to obtain such financing or complete such a transaction, it may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter to the Company which stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. The Company is in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter. As a result of the issues identified in the Complete Response Letter, the Company believes that FDA approval of Gencaro, if it occurs, may be substantially delayed. In light of the potential substantial delay in obtaining FDA approval for Gencaro, the cost of commercializing Gencaro if it is approved, the continuing substantial disruption in the capital markets, and the difficulty of raising a significant amount of capital on acceptable terms in light of these factors, the Company has reduced its operating expenses and is evaluating strategic alternatives. ARCA may need to obtain substantial additional funding through public or private debt or equity markets to support the continued development of Gencaro, including additional clinical development which may be required as a result of the issues identified in the Complete Response Letter. If approved, ARCA will need to complete a strategic transaction, such as a potential strategic combination or a license of the Gencaro commercialization rights to support commercialization or, alternatively, seek substantial additional funding through public or private debt or equity markets. The Company believes that, after giving effect to the restructuring, its current cash, cash equivalents and marketable securities balances will be sufficient to fund operations through at least December 31, 2009. The Company is unable to assert to that its current cash, cash equivalents and marketable securities are sufficient to fund operations for the next twelve months, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern after December 31, 2009.

ARCA’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of further discussions with the FDA regarding the requirements for approval of the Gencaro NDA. If significant additional development of Gencaro is required, particularly completion of an additional Phase 3 efficacy trial, ARCA may not be able to raise sufficient capital on acceptable terms or at all to complete development of Gencaro or continue operations and may not be able to execute any strategic transaction.

•	general economic and industry conditions affecting the availability and cost of capital;

•	ARCA’s ability to reduce costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of ARCA’s existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to ARCA’s stockholders. If ARCA raises additional funds through the incurrence of additional indebtedness, the obligations related to such indebtedness would be senior to rights of holders of ARCA’s capital stock and could contain covenants that would restrict ARCA’s operations. ARCA also cannot predict what consideration might be available, if any, to ARCA or its stockholders, in connection with any strategic transaction.

*In light of ARCA’s capital needs and current resources, there is substantial doubt about its ability to continue as a going concern after December 31, 2009.

If ARCA is unable to raise sufficient additional capital or complete a strategic transaction, it may be unable to realize value from its assets and discharge its liabilities in the normal course of business. These uncertainties raise substantial doubt about ARCA’s ability to continue as a going concern after December 31, 2009. The consolidated financial statements contained in this report have been prepared with the assumption that ARCA is a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of ARCA to continue as a going concern after December 31, 2009. If ARCA becomes unable to continue as a going concern, it may have to liquidate its assets, and might realize significantly less than the values at which they are carried on ARCA’s financial statements, and stockholders may lose all or part of their investment in ARCA common stock.

Continued disruption in financial markets has and may continue to affect ARCA’s ability to access sufficient funding.

The global financial crisis and the broad domestic economic downturn have disrupted credit and equity markets globally, which has reduced the availability, and increased the costs of investment capital and credit. A continuation or worsening of these conditions may make it difficult or impossible for ARCA to access adequate funding to raise additional capital if needed, and may otherwise have a material adverse effect on ARCA’s liquidity and capital resources.

*ARCA may be limited in its ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on ARCA’s ability to raise funds through a private offering of ARCA’s common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of ARCA’s total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2009, ARCA had 7,575,353 shares of common stock outstanding, 20% of which is approximately 1,515,000 shares. To the extent ARCA seeks to raise funds through a private offering of stock, convertible debt or similar instruments, it may be limited in how much funding it could raise privately without requiring a stockholder vote.

Risks Related to ARCA’s Business

*If ARCA is not able to obtain FDA approval and successfully develop and provide for the commercialization of Gencaro in a timely manner, it may not be able to continue its business operations.

ARCA currently has no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. Gencaro is ARCA’s only product candidate at a late stage of clinical development. In September 2008, the FDA accepted for filing the Gencaro NDA. On May 29, 2009, the FDA issued a Complete Response Letter to ARCA, which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. As a result of issues identified in the Complete Response Letter, ARCA believes that FDA approval of Gencaro, if it occurs, may be substantially delayed.

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

Even if approved for sale, a product candidate must be successfully commercialized to generate value. ARCA does not currently have the capital resources or management expertise to commercialize Gencaro and, as a result, will need to complete a strategic transaction, or, alternatively, raise substantial additional funds to enable commercialization of Gencaro. Failure to successfully provide for the commercialization of Gencaro, if it is approved, in a timely manner, would damage ARCA’s business and may prevent ARCA from continuing as a going concern.

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

If ARCA is unable to complete a strategic transaction, it would be unable to commercialize Gencaro or any other product candidate without substantial additional capital. Even if such capital were secured, ARCA would be required to build internal sales, marketing and distribution capabilities to market Gencaro in the U.S. None of ARCA’s current employees have experience in establishing and managing a sales force.

In the event ARCA is unable to sell Gencaro and other selected product candidates, either directly or through third parties via a strategic transaction, the commercialization of Gencaro, if it is approved, may be delayed indefinitely and ARCA may be unable to continue as a going concern.

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

The Gencaro Test is an important component of the commercial strategy for Gencaro. ARCA believes that the Gencaro Test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The Gencaro Test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although ARCA anticipates that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an HF therapy without efforts on ARCA’s part to educate prescribers. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the Gencaro Test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm ARCA’s business.

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

*ARCA is dependent on key personnel, and it must attract and retain qualified employees, collaborators and consultants.

The success of ARCA’s business is highly dependent on the principal members of ARCA’s scientific and management staff, including its Chairman of the Board, Richard B. Brewer, and its President and Chief Executive Officer, Michael R. Bristow. The loss of the services of any such individual might seriously harm ARCA’s product development efforts. Recruiting and training personnel with the requisite skills is challenging and extremely competitive.

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

To receive regulatory approval for the commercial sale of any product candidates, ARCA must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. ARCA’s failure to adequately demonstrate the safety and efficacy of its product candidates will prevent regulatory approval and commercialization of such products. On May 29, 2009, the FDA issued a Complete Response Letter to ARCA which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. ARCA is in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter. As a result of the issues identified in the Complete Response Letter, ARCA believes that FDA approval of Gencaro, if it occurs, may be substantially delayed. Even if ARCA conducts the additional studies and submits the attendant data requested in the Complete Response Letter, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

In addition, any approvals ARCA may obtain may not cover all of the clinical indications for which it seeks approval. In addition, if ARCA chooses to make claims of superiority over currently marketed competitive products, ARCA must substantiate those claims with scientific evidence from prospectively designed head-to-head clinical trials. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use. If the FDA determines that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of the drug outweigh the risks, ARCA may be required to include as part of the NDA a proposed REMS that may include a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a Medication Guide, to provide better information to consumers about the drug’s risks and benefits. Finally, an approval could be conditioned on ARCA’s commitment to conduct further clinical trials, which ARCA may not have the resources to conduct or which may negatively impact ARCA’s financial situation.

The manufacture and tableting of Gencaro is done by third party suppliers, who must also pass a pre-approval inspection of their facilities before ARCA can obtain marketing approval.

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

*ARCA has no manufacturing capacity which puts it at risk of lengthy and costly delays of bringing its products to market.

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

*If approved by the FDA, Gencaro will be entering into a competitive marketplace and may not succeed.

Gencaro is a new type of beta-blocker and vasodilator being developed for heart failure and other indications. While ARCA anticipates that this drug, if approved, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Currently, there are three branded beta-blockers indicated for chronic heart failure in New York Health Association, or NYHA class II-IV patients: TOPROL-XL (once-a-day formulation), Coreg and Coreg CR (once-a-day). TOPROL-XL and Coreg have generic equivalents commercially available in the U.S. (Metoprolol Succinate and Carvedilol, respectively). The price of the generic forms of these drugs will be less than the anticipated price of Gencaro, if approved. As a result, Gencaro may not be successful in competing against these existing drugs.

Additionally, Forest Laboratories has applied for approval to use Bystolic, a drug currently used to treat high blood pressure, for treatment of heart failure. If approved for treatment of heart failure, Gencaro may not be successful in competing against Bystolic, an already well-known name brand.

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

One of ARCA’s strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of ARCA’s competitors may have greater resources than ARCA. If ARCA undertakes any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into ARCA’s business may put a strain on its operations, divert personnel, financial resources and management’s attention. For the remainder of 2009, ARCA expects its research and development activities other than those associated with Gencaro will be limited. If ARCA is not able to substantially expand its research and development efforts and identify and license or acquire other products or product candidates or complete future acquisitions, then it will likely be unable expand its pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require ARCA to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect ARCA’s operating results.

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

Risks Related to Stock Price Volatility

*Ownership of ARCA’s common stock is highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause ARCA’s stock price to decline.

ARCA’s executive officers, directors and their affiliates beneficially own approximately 42% of the outstanding common stock of ARCA as of June 30, 2009. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ARCA requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of ARCA’s assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of ARCA, even if such change in control would benefit the other stockholders of ARCA. The significant concentration of stock ownership may adversely affect the value of ARCA’s common stock due to investors’ perception that conflicts of interest may exist or arise.

*ARCA’s stock price is expected to be volatile.

ARCA’s common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of ARCA’s common stock to fluctuate include:

•	the regulatory status of Gencaro and the Gencaro Test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	the ability of ARCA to secure substantial additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	the results of ARCA’s future clinical trials and any future NDAs of its current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to the approval of ARCA’s product candidates;

•	failure of any of ARCA’s product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect ARCA’s research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with ARCA’s product candidates;

•	issues in manufacturing ARCA’s product candidates or any approved products;

•	the initiation of material developments in or the conclusion of litigation to enforce or defend any of ARCA’s intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by competitors of ARCA;

•	changes in estimates or recommendations by securities analysts, if any, who cover ARCA’s common stock;

•	future sales of ARCA’s common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in ARCA’s financial results.

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

*Future sales or the possibility of future sales of ARCA’s common stock may depress the market price of ARCA’s common stock.

Sales in the public market of substantial amounts of ARCA’s common stock could depress prevailing market prices of its common stock. As of June 30, 2009, ARCA had 7,575,353 shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by ARCA’s directors, officers and other affiliates and unregistered shares held by non-affiliates. Although ARCA does not believe that its directors, officers and other affiliates have any present intentions to dispose of large amounts of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. The sale of these additional shares could depress the market price of ARCA’s common stock.

As of June 30, 2009, there were approximately 1.1 million shares of ARCA’s common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares are available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect ARCA’s ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of ARCA’s common stock received, may also result in downward pressure on the price of ARCA’s common stock.

As of June 30, 2009, approximately 210,000 shares of ARCA’s common stock were issuable upon the exercise of outstanding warrants, which were all exercisable as of this date. Once a warrant is exercised, if the shares of ARCA common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities ARCA may issue in the future, are exercised, it could result in additional sales of ARCA’s common stock in the market, which may have an adverse effect on ARCA’s stock price.

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

Risks Related to Intellectual Property and Other Legal Matters

*ARCA is party to securities litigation and defending these lawsuits could hurt ARCA’s business. The volatility of the market price could engender additional class action securities litigation.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, the plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, the defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. Based on the Court’s December 4, 2008 order, and plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance providers. However, it is possible that ARCA could be forced to incur material expenses in the litigation if the case is not finally dismissed, or if the parties cannot achieve a settlement, and, in the event of an adverse outcome, ARCA’s business could be harmed.

In addition, Variagenics, with which Nuvelo merged in 2003, has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of Nuvelo’s merger with Variagenics, ARCA is obligated to continue to defend against this litigation. On April 1, 2009 the parties entered into a settlement agreement and have filed a motion to approve the settlement with the Court. ARCA’s share of the settlement is approximately $385,000. ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will not be material to ARCA’s financial position or results of operations, and that any loss, settlement payment or attorneys’ fees accrued with respect to the suit will be paid by Nuvelo’s insurance provider. The settlement must still be approved by the Court and could be opposed by members of the class. The Court has set a hearing to determine whether to approve the settlement for November 9, 2009. It is possible that ARCA could be forced to incur material expenses in the litigation if the parties cannot complete a settlement, and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

*The loss of any rights to market key products would significantly impair ARCA’s operating results.

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

Certain intellectual property licensed by ARCA, including the diagnostic rights to key genetic markers used in development of the Gencaro Test licensed from CardioDx, Inc. and sublicensed by the Company to Laboratory Corporation of America, are the subject of additional licensing arrangements to which the party that has licensed rights to ARCA is subject. If such parties were to breach the terms of such licenses or such licenses were otherwise to terminate, ARCA’s and its partners’ rights to use such technology and develop and commercialize their products such as the Gencaro Test may terminate and ARCA’s business would be materially harmed.

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

While the composition of matter patents on the compound have expired, ARCA holds the intellectual property arising from the discovery of the interaction of Gencaro with the polymorphisms of the ß 1 and a 2c receptors. ARCA has filed patent applications that claim the use of Gencaro with the diagnosis of a patient’s receptor genotype. ARCA’s NDA requested a label that will include a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. Under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label could be considered as inducing infringement, carrying the same liability as direct infringement. Even if the patents are granted, the approved label may not contain language covered by the patents, or ARCA may be unsuccessful in enforcing them.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 25, 2009. At that meeting, a quorum was present and three proposals were voted upon.

1.	Four nominees were elected as Class III Directors, each to hold office until the 2012 annual meeting of stockholders or until a successor is duly elected and qualified or appointed. The nominees and the voting for each were as follows:

Nominee	For	Withheld
Jean-Francois Formela, M.D.	5,268,503	75,229
J. William Freytag, Ph.D.	5,298,018	45,714
Ted W. Love, M.D.	5,253,809	89,923
Burton E. Sobel, M.D.	5,232,424	111,308

2.	Approval of the amendment and restatement of the Nuvelo, Inc. 2004 Equity Incentive Plan as the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.

For	Against	Abstain	Not Voted
3,920,972	40,202	5,428	1,377,130

3.	The selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year 2009 was ratified.

For	Against	Abstain
5,295,370	14,181	34,181

ITEM 5.    OTHER INFORMATION

At the Company’s Annual Meeting of Stockholders’ on June 25, 2009, the Company’s stockholders approved an amendment and restatement of the Nuvelo, Inc. 2004 Equity Incentive Plan as the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan grants of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units are authorized. Awards may be granted to employees, directors and consultants of the Company, except for incentive stock options, which may be granted only to employees. The amendment and restatement of the Equity Plan approved by the stockholders on June 25, 2009 effected the following changes to the Equity Plan:

•

The name of the Company as it appears in the Equity Plan was changed from Nuvelo, Inc. to ARCA biopharma, Inc. and the name of the Equity Plan was be changed from the Amended and Restated Nuvelo, Inc. 2004 Equity Incentive Plan to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan;

•

the provision in the Equity Plan that reduces the maximum number of shares that may be issued under the plan by the number of shares subject to prior Nuvelo equity plans (“Prior Plans”) at any time was eliminated. Instead, the maximum number of shares that may be issued was established as 955,204 shares reduced by the number of shares subject to Prior Plans as of the date of the amendment and restatement. In addition, the Equity Plan now requires that shares of stock covered by an award be counted as used as of the grant date. Any shares of stock that are subject to awards of stock options will be counted against the maximum number of shares issuable under the Equity Plan as one share for every one share subject to an award of stock options. With respect to stock appreciation rights, the number of shares subject to an award will be counted against the aggregate number of shares available for issuance under the Equity Plan regardless of the number of shares actually issued to settle the stock appreciation right upon exercise.

•

The limit in the Equity Plan regarding the aggregate number of options and stock appreciation rights that may be granted in a fiscal year was increased from 37,500 to 100,000 shares and the limitation for additional one-time grants to any newly-hired employee was increased from 25,000 to 50,000 shares.

On August 7, 2009, ARCA biopharma, Inc. (the “Company”) and The Irvine Company LLC (“Landlord”) entered into a Lease Surrender and Termination Agreement (the “Termination Agreement”) providing for the early termination of the lease agreement dated April 20, 2001, as amended, (the “Lease”) pursuant to which the Company leased premises located in Sunnyvale, California (the “Sunnyvale Facility”). The Sunnyvale Facility had been exited by Nuvelo, Inc. prior to its business combination with ARCA biopharma, Inc. completed in January 2009. Under the terms and conditions of the Termination Agreement, the Lease will be terminated effective July 31, 2009 in consideration of a termination payment by the Company to the Landlord consisting of: (i) retention by the Landlord of a security deposit in the amount of approximately $0.5 million; (ii) the draw down by the Landlord of full amount of a letter of credit in the amount of $6.0 million previously issued by Silicon Valley Bank to secure tenant obligations under the Lease; and (iii) an additional cash payment of approximately $2.0 million.

ITEM 6.    EXHIBITS

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(1)
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(3)
3.2	Amended and Restated Bylaws of the Registrant, as amended.(3)
4.1	Form of Common Stock Certificate.(4)
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(3)
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(3)
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(3)
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(3)
4.6	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(3)
4.7	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(3)
4.8	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(3)
4.9	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(3)
4.10	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(3)
4.11	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(3)
4.12	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(3)
4.13	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(3)
4.14	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(3)
4.15	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(3)
4.16	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(3)
4.17	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(3)
10.1	Third Amendment to Loan and Security Agreement dated April 6, 2009 by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank(5)
10.2	Fourth Amendment to Assumption of Loan and Security Agreement dated April 10, 2009 by and between ARCA biopharma, Inc., ARCA biopharma Colorado, Inc. and Silicon Valley Bank(5)
10.3*†	ARCA biopharma, Inc. Employee Severance Benefit Plan
10.4*†	ARCA biopharma, Inc. 2009 Reduction in Force Severance Benefit Plan
10.5*†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)
10.6*†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 25, 2008, File No. 000-22873

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed October 29, 2008, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma Inc.’s Form 8-K, filed April 10, 2009, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)
By:	/s/ Kathryn E. Falberg
Kathryn E. Falberg
Chief Financial Officer and Chief Operating Officer
Dated: August 10, 2009

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(1)
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(3)
3.2	Amended and Restated Bylaws of the Registrant, as amended.(3)
4.1	Form of Common Stock Certificate.(4)
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(3)
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(3)
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(3)
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(3)
4.6	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(3)
4.7	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(3)
4.8	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(3)
4.9	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(3)
4.10	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(3)
4.11	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(3)
4.12	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(3)
4.13	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(3)
4.14	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(3)
4.15	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(3)
4.16	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(3)
4.17	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(3)
10.1	Third Amendment to Loan and Security Agreement dated April 6, 2009 by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank(5)
10.2	Fourth Amendment to Assumption of Loan and Security Agreement dated April 10, 2009 by and between ARCA biopharma, Inc., ARCA biopharma Colorado, Inc. and Silicon Valley Bank(5)
10.3*†	ARCA biopharma, Inc. Employee Severance Benefit Plan
10.4*†	ARCA biopharma, Inc. 2009 Reduction in Force Severance Benefit Plan
10.5*†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)

10.6*†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed September 25, 2008, File No. 000-22873

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed October 29, 2008, File No. 000-22873.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma Inc.’s Form 8-K, filed April 10, 2009, File No. 000-22873.

Page 67