Form 10-Q/A
period 2009-06-30
ARCA biopharma, Inc.
filed 2009-08-21
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8001 Arista Place, Suite 200, Broomfield, CO	80021
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 3, 2009: 7,591,319

EXPLANATORY NOTE

On August 10, 2009, ARCA biopharma, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Original Report”). The Original Report reported the approval of the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the “Plan”) by the Company’s stockholders, but the Company inadvertently omitted to file a copy of the Plan as an exhibit to the Original Report. Accordingly, this Form 10-Q/A is filed for the purpose of filing the Plan as an exhibit hereto. The other disclosures made in the Original Report are unchanged.

PART II

ITEM 6. EXHIBITS

The following documents are filed as part of this quarterly report on Form 10-Q/A. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

10.1*†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.

31.1¿	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2¿	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¿	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

¿	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Kathryn E. Falberg
Kathryn E. Falberg
Chief Financial Officer and Chief Operating Officer

Dated: August 21, 2009

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q/A. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

10.1*†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.

31.1¿	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2¿	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¿	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan or agreement.

¿	Previously filed.