Form 10-K
period 2009-12-31
ARCA biopharma, Inc.
filed 2010-03-04
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2009, the last business day of the most recently completed second fiscal quarter, was $14,933,686 based on the last sale price of the common stock as reported on that day by the Nasdaq Global Market.

As of March 1, 2009, the Registrant had 7,620,448 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2010 annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including the additional trial regarding Gencaro required under the complete response letter received from the FDA, our ability to reach agreement with the United Stated Food and Drug Administration regarding a special protocol assessment with respect to Gencaro, our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

In addition, you should refer to the “Risk Factors” section of this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website.

Overview

ARCA is a biopharmaceutical company whose principal focus is developing genetically-targeted therapies for heart failure and other cardiovascular diseases. ARCA’s lead product candidate is GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of chronic heart failure, or HF. Gencaro is an oral tablet formulation intended to be dosed twice daily.

On January 27, 2009, Nuvelo, Inc., or Nuvelo, completed a merger between a wholly-owned subsidiary of Nuvelo and ARCA biopharma, Inc., or ARCA, a privately held developmental-stage biopharmaceutical company based in Broomfield, Colorado, with ARCA continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the merger, Nuvelo changed its name to ARCA biopharma, Inc. On January 28, 2009, ARCA’s common stock began trading on the Nasdaq Global Market under the new symbol “ABIO.” Unless the context otherwise requires, all references herein to “ARCA,” “the Company,” “we,” “us” and “our” refer to ARCA both before and after the completion of the merger, and all references to “Nuvelo” refer to Nuvelo and its business prior to the completion of the merger.

ARCA has identified common genetic variations in the cardiac nervous system that it believes interact with Gencaro’s pharmacology and may predict patient response. ARCA currently holds worldwide rights to Gencaro and has been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which ARCA believes will provide market exclusivity for Gencaro into 2025 in those markets. ARCA has collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that may predict clinical response to Gencaro.

In September 2008, the U.S. Food and Drug Administration, or FDA, formally accepted for filing ARCA’s New Drug Application, or NDA, for Gencaro as a potential treatment for HF, based on the BEST trial, which was a major, North America-based heart failure Phase 3 trial. On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to ARCA in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA. In the CRL, the FDA raised clinical effectiveness issues, asserting that the BEST trial did not adequately demonstrate efficacy of Gencaro in reducing all-cause mortality in HF patients. The CRL stated that in order to obtain approval of Gencaro, ARCA must conduct an additional clinical efficacy trial of Gencaro in HF patients, among other things.

To address the efficacy concerns raised in the CRL, in December 2009, ARCA submitted a clinical study protocol for review under the FDA’s Special Protocol Assessment, or SPA, process for the design of a clinical trial to assess the safety and efficacy of Gencaro in patients with HF who have the genotype that appears to respond most favorably to Gencaro. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria we believe will be defined with the FDA during the SPA process, ARCA could formally submit a complete response to the FDA’s CRL based on an interim analysis, which could serve as the clinical effectiveness basis for FDA approval of Gencaro. If ARCA obtains sufficient funding and FDA approval of the SPA, ARCA currently expects it could begin the proposed trial approximately one year after such funding and approval. ARCA anticipates that the proposed trial could reach the specified number of endpoint events for the first interim analysis as soon as approximately two years after the trial begins. ARCA believes that the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro if the data supports Gencaro’s effectiveness as defined in the SPA, if any, subject to an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent course or design. ARCA has not yet reached agreement with the FDA on the study protocol. Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from the Company’s SPA submission.

In the fourth quarter of 2009, the FDA designated the investigation of Gencaro for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined HF population as a fast track development program. According to the FDA’s Fast Track Guidance document, fast track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, small studies of rNAPc2 in non-human primates demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, or HFV, Ebola and Marburg. ARCA is currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and ARCA’s ongoing operations, in 2009 ARCA reduced its operating expenses and is evaluating strategic alternatives for funding continued operations and development programs. ARCA intends to seek interim funding that could allow the Company to operate while it continues to pursue strategic combination, partnering, financing or licensing opportunities. If ARCA is delayed in completing or is unable to complete an interim financing and/or a strategic transaction, ARCA may discontinue its development activities on Gencaro or discontinue its operations.

ARCA believes that its cash and cash equivalents balance as of December 31, 2009 will be sufficient to fund its operations, at its current cost structure, through at least June 30, 2010. ARCA is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about ARCA’s ability to continue as a going concern. ARCA may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

ARCA Strategy

ARCA’s mission is to become a leading biopharmaceutical company developing cardiovascular therapies, with an emphasis on genetically-targeted therapies. To achieve this goal, ARCA is pursuing the following strategies:

•

Advance the development of Gencaro. In December 2009, ARCA submitted a clinical study protocol for review under the FDA’s SPA process for the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The proposed trial protocol includes a superiority comparison to the beta-blocker metoprolol CR/XL, which is approved for heart failure and other indications. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria we believe will be defined with the FDA during the SPA process, ARCA could formally submit a complete response to the FDA’s CRL based on an interim analysis, which could serve as the clinical effectiveness basis for FDA approval of Gencaro. ARCA anticipates that the proposed trial could reach the specified number of endpoint events for the first interim analysis as soon as approximately two years after the trial begins. The SPA submission proposes that a composite of cardiovascular mortality and cardiovascular hospitalization serve as the primary endpoint of the trial. ARCA believes that the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro if the data supports Gencaro’s effectiveness as defined in the SPA, if any, subject to an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent course or design. ARCA has not yet reached agreement with the FDA on the study protocol. Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from ARCA’s SPA submission.

•

Complete a strategic transaction or raise substantial additional funding. ARCA intends to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding, through government funding or public or private debt or equity markets, to support the continued clinical development of Gencaro, including the proposed additional clinical trial. ARCA intends to seek interim funding that could allow the Company to operate through near term milestones while it continues to pursue strategic combination, partnering, financing or licensing opportunities. If ARCA is delayed in completing or is unable to complete an interim financing and/or a strategic transaction, ARCA may discontinue its development activities with Gencaro or discontinue its operations.

•

Leverage our existing assets. ARCA is pursuing opportunities to leverage certain of its development-stage product candidates acquired through the merger. ARCA is pursuing government funding for the further development of rNAPc2, a recombinant protein and long-acting anticoagulant, and is pursuing a partnership for NU172, a direct thrombin inhibitor that has completed Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures.

•

Build a cardiovascular pipeline. ARCA’s management and employees, including its chief executive officer, have extensive experience in cardiovascular research, molecular genetics and clinical development of cardiovascular therapies. ARCA is seeking to leverage this expertise to identify, acquire and develop other cardiovascular products or candidates, with an emphasis on pharmacogenetic applications.

Heart Failure Market Background and Opportunity

HF is one of the world’s most significant health care challenges. Industry sources estimate that about 5.7 million Americans have HF and nearly 670,000 new patients are diagnosed annually. In addition, HF is the underlying reason for approximately 12 to 15 million annual visits to physicians, 6.5 million annual hospital days and over $37 billion in direct and indirect healthcare costs in the U.S. Some sources estimate that the number of chronic heart failure patients in countries within the European Union is significantly higher than in the U.S.

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

Beta-blockers are named for their characteristic mechanism of binding to certain receptors in the nervous system of the heart, and in doing so, blocking those receptors from being activated by binding with other molecules. This drug class is part of the current standard of care in patients with HF and left ventricular dysfunction. The American Heart Association and the American College of Cardiology physician guidelines for the treatment of HF state the following:

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

The benefits of beta-blockade are well established. Beta-blockers are potentially usable by a majority of the HF population, they are effective in reducing mortality, and they are considered to be the most effective drugs overall for the treatment of HF. However, many patients who could potentially benefit from therapy are not being treated. It is estimated that approximately 40% of eligible HF patients in the U.S., and 50% in the European Union, are not being treated with beta-blockers. Further, it is believed that a substantial portion of patients being treated with beta-blockers are not receiving the target dose. Based on analysis of this market and expert opinion, ARCA believes this lack of adoption may be due in part to the fact that a significant percentage of chronic heart failure patients do not tolerate one or more of the beta-blockers currently approved for HF, or do not respond well to them.

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

During this process, the patient may feel worse and exhibit no objective benefit. However, it can be difficult for the physician to determine whether this is due to the mechanism of the drug class, or whether it is a problem with the particular drug. A serious adverse event, such as hospitalization for an acute episode, or death, may be the first substantial evidence that the patient is not responding well to the particular therapy. ARCA believes that many HF patients on beta-blockers never reach their target dose, whether due to actual side effects or the perception that the patient is not benefiting. Some patients simply do not respond after enduring this long and potentially difficult process. Unfortunately, the physician has no good method to determine, in advance of therapy, whether a patient is likely to benefit, introducing an element of trial and error into the use of these agents that is frustrating to prescribers, potentially harmful to patients, and costly to payors. ARCA believes that a new HF therapy that includes a simple test to identify those patients likely to benefit, can help alleviate some of the problems encountered with the current standard of practice.

Gencaro

Gencaro (bucindolol hydrochloride) is a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of chronic heart failure. Gencaro is considered part of the beta-blocker class because of its property of blocking both beta-1, or ß1 and beta-2, or ß2 receptors in the cardiac nervous system. The blocking of these receptors prevents binding with other molecules that serve to activate these receptors. Because of its mild vasodilator effects, ARCA believes that Gencaro is well-tolerated in patients with advanced HF. Originally developed by Bristol-Myers Squibb, or BMS, the active pharmaceutical ingredient, or API, in Gencaro, bucindolol hydrochloride, has been tested clinically in approximately 4,500 patients. Gencaro was the subject of a Phase 3 heart failure mortality trial of over 2,700 patients, mostly in the U.S., known as the “BEST” trial. The BEST trial included a DNA bank of over 1,000 patients, which was used to evaluate the effect of genetic variation on patients’ response to Gencaro.

At the time of the BEST trial, ARCA’s founding scientists, Dr. Michael Bristow and Dr. Stephen Liggett, hypothesized that the unique pharmacologic properties of Gencaro would interact with common genetic variations of the ß1, and alpha2C, or a2C, receptors, which are important receptors that regulate cardiac function. They tested this hypothesis prospectively in a substudy conducted using data from the BEST DNA bank. On the basis of this study, Drs. Bristow and Liggett determined that patients with certain variations in these receptors had substantially improved outcomes on primary and certain secondary clinical endpoints in the trial, such as mortality, heart failure progression and hospitalization, relative to the general patient population of the BEST trial. ARCA believes that these genetically determined receptor variations, which are detectable using standard genetic testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro, and potentially avoiding adverse events, in individual patients. ARCA has patented its methods for treating heart failure patients with Gencaro based on genetic testing in the U.S. and Europe.

Pharmacology and Pharmacogenetics

Gencaro’s pharmacology appears to be different from other compounds in the beta-blocker class in two fundamental respects. First, studies conducted by ARCA researchers indicate that in human myocardial preparations, Gencaro significantly inactivates high functioning ß1 receptors through a mechanism separate from ß1-blockade, in addition to inhibiting the binding activity of the ß1 receptor like a typical beta-blocker. Second, these same ARCA studies indicate that Gencaro lowers the systemic levels of the neurotransmitter norepinephrine, or NE, which is released by cardiac and other sympathetic nerves. These two properties interact with common genetic variations in two cardiac receptors, the ß1 and a 2C receptors, to produce the unique pharmacogenetic profile of Gencaro. ARCA believes that these two properties, and their pharmacogenetic implications, are unique to Gencaro.

Gencaro has an important interaction with the ß1 receptor found on muscle cells, or cardiac myocytes, of the heart. The general role of the ß1 receptor and its downstream signaling cascades is to regulate the strength and rate of the heart’s contractions. NE serves as an activator of the ß1 receptor, causing the receptor to initiate signaling to the cardiac myocyte. Although this signaling may be beneficial to the failing heart in the short term, in chronic heart failure patients the ß1 receptor also initiates harmful, or cardiomyopathic, signaling which, over time, exacerbates the heart’s functional and structural decline. Beta-blockers counteract this destructive process by reducing ß1 receptor signaling. They do this by binding to the receptor and blocking NE molecules from binding and activating the signaling activity, and in Gencaro’s case by also inactivating the constitutively active (active in the absence of NE stimulation) state of certain ß1 receptors.

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

Gencaro has a powerful interaction with the higher-functioning ß1 -Arg/Arg variation of the ß1 receptor. Laboratory studies show that constitutively active receptors will continue to signal in the presence of standard beta-blockade. Laboratory studies in isolated human heart preparations also show that Gencaro has the unusual ability of being able to stop the signaling of constitutively active receptors. ARCA believes that individuals with the ß1-Arg/Arg genotype potentially will recognize an enhanced therapeutic response to Gencaro because of the greater potential for active state, cardiomyopathic signaling among individuals with this genotype, and the larger reduction in signaling that these individuals experience when taking Gencaro, relative to individuals with the ß1-Gly carrier genotype.

The other receptor that appears to give Gencaro its pharmacogenetic properties is the a2C receptor. This receptor is located on the terminus of the sympathetic cardiac nerve, at its junction with the cardiac myocyte. The role of this receptor is to modulate the amount of NE that is present at this junction, which in turn affects the activation of ß1 receptors and the heart’s activity. There are two important genetic variations of this receptor that appear to affect the performance of Gencaro. Approximately 10-13% of the general population in the U.S. has a modified a2C receptor resulting from at least one modified gene that functions poorly. Patients with this variant, also known as the “deletion variant”, or “a2C DEL,” are believed to have a diminished ability to regulate the amount of NE released by the cardiac nerve. The remaining 85% of the population has a normal functioning version of this receptor, referred to as the “a2C -wild type.”

Individuals with the deletion variant of the a2C receptor tend to have abnormally high levels of NE in their cardiac nervous system. Gencaro, unlike other ß-blocking agents, exhibits the pharmacologic property of “sympatholysis”, or the ability to lower systemic NE levels, through effects that are mediated at least in part by blockade of ß2 receptors residing on sympathetic nerve terminals. Therefore, when chronic heart failure patients with the deletion variant of the a2C receptor are treated with Gencaro, some of them may be more likely to experience an exaggerated lowering of NE resulting from Gencaro interacting with this variant, leading to a loss of efficacy. This risk may be more pronounced with late stage chronic heart failure patients, who are more dependent on high NE levels to support cardiac function. In contrast to those with the a2C DEL variant, the majority of patients with the a2C-wild type variant appear to experience only a mild reduction in NE levels from Gencaro. In these patients, mild NE lowering by Gencaro appears to have a favorable therapeutic effect. In addition, patients with the ß1-Arg/Arg genotype can tolerate the greater amount of NE lowering associated with a2C DEL genotypes, and in these patients any amount of sympatholysis appears to be beneficial.

The DNA substudy of patients from the BEST trial conducted by Drs. Bristow and Liggett indicated that the combinations of these receptor variations in individual patients appear to influence the response to Gencaro with respect to significant clinical endpoints. As a result, ARCA anticipates that only patients that possess the ß1-Arg/Arg variant will be candidates for Gencaro. The ß1-Arg/Arg variant group, or “very favorable” group, constitutes an estimated 47-50% of the U.S. population. ARCA believes these individuals may have an enhanced therapeutic response to Gencaro because of its effect on this higher-functioning/constitutively active ß1 receptor variant, and a favorable response to NE lowering, regardless of their a 2C receptor genotype and the degree of bucindolol-associated sympatholysis. The clinical trial that is being proposed to the FDA will only enroll patients that possess this “very favorable” genotype.

The BEST Trial

The BEST trial began in 1995. It was a double-blind, placebo-controlled, multi-center study of bucindolol on mortality and morbidity in an advanced chronic heart failure population. The primary endpoint of the BEST trial was total mortality and the pre-specified main secondary endpoint was progression of heart failure, defined as heart failure death, cardiac transplant, heart failure hospitalization, or emergency room visit for the treatment of worsening heart failure not requiring hospitalization. The trial was planned to run four and one-half years, and enroll 2,800 patients. The trial enrolled a total of 2,708 chronic heart failure patients, who were mostly from the United States. Under the umbrella of the BEST trial substudies program, a DNA bank and substudy was created, and 1,040 of the BEST patients participated by providing blood for DNA analysis. The DNA bank provided data for the DNA substudy of BEST patients conducted by Drs. Bristow and Liggett.

In 1999, the BEST trial was terminated prior to the completion of follow-up, in response to a recommendation of the BEST trial Data and Safety Monitoring Board. The primary reason for termination was loss of investigator equipoise; in other words, the fact that the BEST investigators were no longer uncertain regarding the comparative therapeutic merits of giving a placebo versus giving a beta-blocker to a HF patient. Positive mortality results from two other heart failure trials involving other beta-blockers had been reported, and a substantial number of BEST trial investigators concluded that it was unethical to continue to give placebo to BEST trial participants. As a result, some investigators began to prescribe these other beta-blockers to patients in the trial, which threatened to destroy the trial’s integrity. Following termination, the preliminary results of the study were analyzed and published. The preliminary determination and general perception were that the BEST trial had failed, on the basis of not meeting its primary endpoint of total mortality. The published values were a 10% risk reduction in mortality with a p-value of 0.10. Subsequently, ARCA reanalyzed the results from BEST, in accordance with FDA approved, pre-specified statistical analysis plans, which had not been performed by the sponsors when the BEST trial was terminated. As reanalyzed by ARCA, there appeared to be a 13% risk reduction on the primary endpoint of all-cause mortality in the BEST trial with a p-value of 0.053.

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

Shown below are certain of the primary and secondary endpoint data from the BEST DNA substudy results, by genotype:

BEST Clinical Responses1 by Genotype Groups

Endpoint (% of study population)	Very Favorable patients (47%)			Favorable patients (40%)		Unfavorable patients (13%)
All Cause Mortality (ACM), TTE	i	38	%*	i	25%	h	4%
Cardiovascular Mortality (CVM), TTE	i	48	%*	i	40%*	h	11%
ACM + transplantation	i	43	%*	i	24%	h	4%
Heart failure (HF) Morbidity & Mortality, CRF, TTE	i	34	%**	i	20%	i	1%
HF M&M, TTE (Adj.)	i	42	%**	i	27%	i	16%
HF Hosp days/patient	i	48	%**	i	17%	h	19%
AF prevention (from AE db)	i	62	%*	i	11%	i	4%
VT/VF prevention (from AE db)	i	70	%**	i	44%	i	9%

1	Covariate adjusted, transplant censored analysis
*	p<0.05; **p≤0.007; TTE: Time To Event; CRF: Case Report Form; Adj.: Adjudicated

Clinical and Regulatory Strategy

In September 2008, the FDA formally accepted for filing ARCA’s NDA for Gencaro as a potential treatment for HF, based on the BEST trial. On May 29, 2009, the FDA issued a CRL to ARCA in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA. In the CRL, the FDA raised clinical effectiveness issues, asserting that the BEST trial did not adequately demonstrate efficacy of Gencaro in reducing all-cause mortality in HF patients. The CRL stated that in order to obtain approval of Gencaro, ARCA must conduct an additional clinical efficacy trial of Gencaro in HF patients, among other things.

To address the efficacy concerns raised by the FDA in the CRL, ARCA submitted a clinical study protocol for review under the FDA’s SPA process for the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. An SPA is an agreement with the FDA that the proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval. The proposed trial protocol includes a superiority comparison to the beta-blocker metoprolol CR/XL, which is approved for heart failure and other indications. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria we believe will be defined with the FDA during the SPA process, ARCA could formally submit a complete response to the FDA’s CRL based on an interim analysis, which could serve as the clinical effectiveness basis for FDA approval of Gencaro. ARCA believes that the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro if the data supports Gencaro’s effectiveness as defined in the SPA, if any, subject to an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent course or design. ARCA anticipates that the proposed trial could reach the specified number of endpoint events for the first interim analysis as soon as approximately two years after the trial begins. ARCA has not yet reached agreement with the FDA on the study protocol.

Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from the Company’s SPA submission. If ARCA obtains sufficient funding and FDA approval of the SPA, ARCA currently expects it could begin the proposed trial approximately one year after such funding and approval.

The SPA submission proposes that the primary endpoint be the demonstration of superiority of bucindolol over metoprolol CR/XL on the time to first event for cardiovascular mortality or cardiovascular hospitalization in patients that possess the ß1 Arg/Arg genotype. ARCA believes that Gencaro will demonstrate superiority benefits compared to metoprolol CR/XL based on the following observations:

•

Gencaro has been shown to produce enhanced benefits in patients that possess the ß1 Arg/Arg polymorphism. Metoprolol CR/XL has not demonstrated a similar enhancement. Three studies have looked at the potential relationship between the presence of ß1 Arg/Arg genotype and outcomes in patients treated with metoprolol CR/XL, and have failed to show correlation. ARCA believes that this is likely related to the absence of an inverse agonism effect (the ability of being able to stop the signaling of constitutively active receptors) by metoprolol CR/XL at the ß1 Arg/Arg receptor.

•

In post-hoc analyses, patients in the overall BEST trial population that had similar clinical characteristics at baseline to the patients that were studied in the metoprolol and carvedilol pivotal trials derived similar benefits from Gencaro compared to those from carvedilol or metoprolol in their respective clinical trials. Therefore, ARCA believes that Gencaro, even without identifying patients that are likely to experience an enhanced response, would produce comparable benefits to the other agents if used in similar patients. Based on this rationale, ARCA believes that identifying likely responders through pharmacogenetic targeting would lead to more favorable outcomes in the group that is randomized to Gencaro.

•	Patients treated in the BEST trial, which was performed primarily in the U.S., appeared to have superior mortality outcomes than patients treated in the U.S. with metoprolol CR/XL in the MERIT-HF trial. The MERIT-HF trial was a double-blind, placebo-controlled trial that enrolled nearly 4,000 patients from multiple countries, which was the basis of approval for the heart failure indication for Toprol XL, the branded version of metoprolol CR/XL. The observation with U.S.-treated patients in the MERIT-HF trial prevented the sponsor from getting an FDA indication to reduce all-cause mortality with Toprol XL.

For the proposed Gencaro trial, ARCA based the trial size assumptions on the experience from the BEST clinical trial, as well as from the other trials that investigated beta blockade in heart failure. Based on event rate estimates from these trials and the expected reduction in events from Gencaro, ARCA believes that a 3,200 patient trial will provide sufficient power to show a statistically and clinically significant benefit. ARCA cannot be certain that the design of, or data collected from, the proposed trial will be adequate to address the concerns raised by the FDA in the CRL or obtain the requisite regulatory approvals for Gencaro.

The FDA has designated the investigation of Gencaro for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined heart failure population as a fast track development program. Fast track drug development designation is included in the FDA Modernization Act of 1997 as a formal process to enhance interactions with the FDA during drug development. Fast track drug development programs are reserved for drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. A drug development program with fast track designation would be eligible for consideration for some or all of the following programs for expediting development and review: scheduled meetings to seek FDA input into development plans, priority review of the NDA, the option of submitting portions of an NDA prior to submission of the complete application and potential accelerated approval. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

In addition to requiring an additional efficacy trial of Gencaro, the CRL also required additional actions and raised additional issues. The CRL stated that ARCA must conduct additional clinical pharmacology studies to address drug-drug interaction and pharmacokinetic issues, and additional non-clinical studies to further characterize Gencaro metabolites. If ARCA and the FDA reach agreement on the CRL response strategy, ARCA plans to submit a complete response to the CRL, except for the data from the proposed Phase 3 trial as permitted under the rules of the fast track designation.

Licensing and Royalty Obligations

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data, from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS; ARCA has sublicensed CPEC’s rights from BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, ARCA will owe CPEC a milestone payment of $8.0 million, which is due within six months after FDA approval. ARCA also has the obligation under the CPEC license to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. Under the CPEC and BMS licenses, ARCA’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. ARCA has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

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

ARCA has collaborated with LabCorp to develop and commercialize the Gencaro Test. Under the terms of the collaboration, ARCA has licensed to LabCorp the rights to commercialize a receptor genotype diagnostic for the ß1 and a2C polymorphisms. In return, LabCorp has agreed to develop the Gencaro Test, obtain FDA clearance or approval of the Gencaro Test, and commercially launch the Gencaro Test in parallel with the commercial launch of Gencaro. LabCorp has assumed all financial obligations of ARCA’s license for the diagnostic technology, and retains all the economic benefits. The license agreement has a term of 10 years. LabCorp has the right to cancel the agreement and give the rights to the diagnostic back to ARCA.

LabCorp has developed the commercial method for the Gencaro Test, which will use either a blood draw or a cheek swab to obtain a sample. ARCA believes that the Gencaro Test involves a straightforward genetic test that relies on well-validated technology. Based on FDA guidance, LabCorp has submitted a Premarket Approval, or PMA, regulatory submission, which was formally accepted by the FDA in January 2009 and the review is currently under extension. ARCA believes that approval of the LabCorp PMA is dependent in part upon FDA approval of the Gencaro NDA, if any. LabCorp and ARCA believe that no further clinical trials will be required for the Gencaro Test PMA submission, though there is no guarantee that FDA will not require additional clinical data. ARCA believes that the PMA will either remain open until, or will be closed and reopened when, the complete response to the CRL is submitted, which will occur no earlier than the first interim analysis of the proposed Phase 3 trial.

Competition

The pharmaceutical industry is highly competitive. ARCA faces significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat cardiovascular conditions. Most of these companies have significantly greater financial, product development, manufacturing, and commercial resources than does ARCA.

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

ARCA believes Gencaro may have potential for the prevention of atrial fibrillation, and/or ventricular tachycardia/ventricular fibrillation. ARCA believes these could be attractive follow-on indications. ARCA believes that data from the BEST trial suggest that Gencaro has potential for these indications, and that the clinical response is also pharmacogenetic, based on the same genetic markers that stratify response on HF endpoints.

Development Pipeline

ARCA’s development activities are substantially focused on its lead product candidate, Gencaro. ARCA is pursuing opportunities to leverage certain of its development-stage product candidates, which due to limited resources are not currently being developed. ARCA’s development pipeline includes the following:

rNAPc2. rNAPc2 is a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, small studies of rNAPc2 in non-human primates demonstrated potential efficacy against two of the most deadly strains of HFV, Ebola and Marburg. ARCA is currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

NU172. NU172 is a novel, short-acting anticoagulant, with potential as a new therapy in indications where heparin paired with its antidote, protamine, are the current standard of care, such as CABG surgery, kidney dialysis and a variety of vascular surgical and coronary interventions. NU172 is an aptamer, a single-stranded nucleic acid that forms a well-defined, three-dimensional shape conceptually similar to an antibody. NU172 was designed to directly inhibit thrombin’s ability to stimulate blood clot formation in the setting of medical or surgical procedures where human blood is exposed to foreign materials. Data from its preclinical studies and Phase 1 clinical trials suggest that NU172 has the potential to produce rapid and predictable onset and offset of anticoagulation, work in stagnant blood, avoid thrombocytopenia, and has the potential for non-renal clearance. These studies also suggest that NU172 may have a short half-life in patients, giving it the potential to be rapidly reversed without the need for an antidote.

The development of NU172 is subject to a collaboration agreement with Archemix Corporation, under which ARCA is responsible for development and worldwide commercialization of NU172 and other potential product candidates that may be developed under this collaboration. If ARCA enrolls the first patient in a Phase 2 trial of NU172, ARCA will be obligated to pay Archemix a $3.0 million milestone fee.

Manufacturing and Product Supply

Gencaro is a small molecule drug with an established manufacturing history. Multiple manufacturers of both the API and drug product have successfully produced Gencaro for use in clinical trials over the course of its clinical development. ARCA outsources all manufacturing and analytical testing of the API of Gencaro and the drug product. Third party contract manufacturing organizations have been selected by ARCA on the basis of their technical and regulatory expertise. ARCA’s approach with its contract manufacturing partners has been to replicate the manufacturing processes that were used to support the prior pivotal clinical trial with Gencaro, and to minimize any changes from these baseline processes, thereby reducing technical and regulatory risk. ARCA contracted with Groupe Novasep to complete the drug substance registration batches required for the Gencaro NDA. These batches were successful, and the resulting drug substance was used to supply the drug product registration campaign. Remaining inventory was placed in current Good Manufacturing Practice, or cGMP, storage to provide a backup supply for the proposed Phase 3 trial, and for use as an initial source of drug substance to support eventual product launch, if approved.

For drug product production, ARCA has contracted with Patheon, Inc. to manufacture the Gencaro tablets. Gencaro is produced in a tablet form, utilizing standard solid oral dosage processing techniques. Six separate dosage strengths are manufactured, with the maximum recommended dose of 50mg twice daily for patient weighing 75kg or less and 100mg twice daily for patients weighing more than 75kg. Registration batches were successfully completed by Patheon, Inc. and tablets from these runs have been placed in cGMP storage to supply the proposed Phase 3 trial.

ARCA’s manufacturing focus for 2010 will be to generate the blinded clinical trial supplies for Gencaro and the comparator compound, and to establish the appropriate packaging and clinical distribution channels necessary for the successful execution of the proposed Phase 3 trial.

Research and Development Expenses

ARCA’s research and development expenses totaled $10.0 million for the year ended December 31, 2009 as compared to $11.0 million for 2008, a decrease of approximately $1.0 million. Research and development costs associated with the development of Gencaro decreased approximately $3.2 million for 2009 year compared to 2008, partially offset by $2.2 million of costs related to compounds obtained in the merger.

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

Clinical Phase. Before human clinical trials can commence, an Investigational New Drug, or IND, application, submitted to FDA must become effective. The clinical phase of development involves the performance of human studies, including adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects or patients to determine the early safety profile of a product candidate, as well as dose tolerance, absorption, and the pattern of drug distribution and drug metabolism. In Phase 2, trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance and to identify possible adverse effects and safety risks. In Phase 3, larger-scale, multi- center trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by regulatory agencies. The conduct of the clinical trials is subject to extensive regulation.

NDA Submission. In the U.S., the results of preclinical and clinical testing along with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA. In September 2008, the FDA formally accepted for filing ARCA’s NDA for Gencaro as a potential treatment for chronic heart failure, based on the BEST trial.

Under the Prescription Drug User Fee Act, or PDUFA, after submission of an NDA and payment, or waiver, of the required fee, the FDA’s goal is to review most standard NDAs within 10 months from sponsor submission of the application by which time, the FDA must issue a “complete response,” or approve the NDA. The PDUFA date for Gencaro was May 31, 2009. On May 29, 2009, the FDA issued a CRL to ARCA which stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA, including an additional clinical efficacy trial of Gencaro in patients with heart failure.

In responding to an NDA, the FDA may grant marketing approval or deny the application if the FDA determines that the application does not satisfy the statutory and regulatory approval criteria. A denial may include a request for additional information, including additional clinical data and/or an additional Phase 3 clinical trial. Data from clinical trials are not always conclusive and FDA may interpret data differently than ARCA interprets data. Under the Food and Drug Modernization Act of 1997, the FDA is authorized to approve a drug based on a single adequate and well-controlled study if such study and other confirmatory data are sufficient to establish the drug’s effectiveness. However, it has long been the FDA’s general position that the standard of proof of a drug’s effectiveness generally requires at least two well-controlled and adequate Phase 3 clinical studies with p-values of less than 0.05 on the primary endpoint.

In addition, in accordance with current FDA law and regulations, the FDA may refer a drug to an advisory committee for review prior to approval. In some cases, FDA may require completion, within a specified time period, of additional clinical studies after approval, referred to as Phase 4 clinical studies, to monitor the effect of a new product and may prevent or limit future marketing of the product based on the results of these post-marketing programs. Furthermore, prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities that will be involved in the manufacture, production, packaging, testing and control of the drug substance and finished drug product for compliance with current Good Manufacturing Practice, or cGMP, requirements.

If the FDA approves the NDA, the sponsor is authorized to begin commercialization of the drug in accordance with the approval. Even if the FDA approves the NDA, the FDA may decide later to suspend or withdraw product approval if compliance with regulatory standards is not maintained or if safety problems are recognized after the product reaches the market. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require additional clinical studies, to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs. The FDA also has authority to request implementation of a risk evaluation and mitigation strategy, or REMS, that could restrict distribution of Gencaro or require ARCA to provide additional risk information to prescribers. Whether or not FDA approval has been obtained, approval of a product candidate by comparable foreign regulatory authorities is necessary prior to the commencement of marketing of a product candidate in those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval. Although there are some centralized procedures for filings in the European Union countries, in general each country has its own procedures and requirements.

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

FDA Approval of Medical Devices

Based on FDA guidance, LabCorp has submitted a PMA regulatory submission, which was formally accepted by the FDA in January 2009 and the review is currently under extension. ARCA believes that the PMA will either remain open until, or will be closed and reopened when, the complete response to the CRL is submitted, which will occur no earlier than the first interim analysis of the proposed Phase 3 trial. ARCA believes that approval of the LabCorp PMA is dependent in part upon FDA approval of the Gencaro NDA, if any.

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

ARCA believes that both patent protection and data exclusivity statutes will give Gencaro market exclusivity in the U.S. and in major international markets. If approved by the FDA or international regulatory agencies, Gencaro will qualify as a New Chemical Entity, or NCE, as it has never received regulatory approval in any jurisdiction. As an NCE, Gencaro will enjoy market exclusivity in the United States and most international markets under data exclusivity statutes. These laws provide for an exclusivity period beginning from regulatory approval, during which any generic competitor is barred from submitting an application that relies on the data that has been submitted in connection with the approval of the NCE. In the U.S., the Hatch-Waxman Act provides for an initial period of four or five years from approval of the NCE, during which a generic application attempting to rely on the data submitted for the NCE cannot be filed with the FDA. This period can be extended under certain circumstances, and ARCA believes that the maximum period of exclusivity under these provisions is seven and one-half years from FDA approval, as discussed below.

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

In addition to protection under data exclusivity statutes, ARCA believes that its patent portfolio will extend Gencaro’s market exclusivity. ARCA has filed patent applications in the United States and in major international markets that claim the use of Gencaro with the genetic polymorphisms of the ß1 and a2c receptors that predict Gencaro response. ARCA believes that this patent strategy will effectively serve to exclude generic competition, if the prescribing information in the Gencaro label includes a recommendation to genotype patients, a use covered by the patent applications. ARCA has received formal notice from the U.S. and European patent agencies that patents relating to its patent applications claiming the use of Gencaro with genetic polymorphisms of both the ß1 and a2c receptors will be issued in the U.S. and Europe. Consequently, if ARCA’s patent strategy is successful, ARCA believes that the possibility of generic competition with Gencaro will be significantly reduced or eliminated until the expiration of these patents, which would be in 2025. ARCA also believes that the initial period of statutory exclusivity for Gencaro in the U.S. may be extended to seven and one-half years from approval, under a special Hatch-Waxman provision that permits an automatic 30-month extension of the exclusivity period by pursuing litigation against any company attempting to enter the market with a generic for a drug that is covered by a composition of matter or method of use patent.

ARCA also owns or has rights in a number of patents and patent applications relating to a number of clinical candidate molecules, including rNAPc2 and NU172. ARCA estimates that patents for rNAPc2 covering use as a treatment for HFVs will expire in 2023, and the primary patents for NU172 would expire in the U.S. and in Europe in 2025.

In some cases, certain of the U.S. patents may be entitled to an extension of their term and certain European patents may be entitled to supplemental protection in one or more countries in Europe. The length of any such extension, if an extension is granted, will vary by country. ARCA cannot predict whether any such extensions will be granted.

Employees

As of December 31, 2009, the Company had 22 full-time employees. Most of these employees operate out of the Broomfield, Colorado location while others operate from home-based offices in other states. None of the Company’s employees are represented by any collective bargaining unit. The Company believes that it maintains good relations with its employees.

Corporate Information

Nuvelo was originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, Nuvelo merged with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts, and, in connection with the merger, changed its name to Nuvelo, Inc. On March 25, 2004, Nuvelo was reincorporated from Nevada to Delaware. On January 27, 2009, in connection with the merger described above, Nuvelo changed its name to ARCA biopharma, Inc. Its principal offices are located in Broomfield, Colorado.

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

Risks Related to Our Business and Financial Condition

Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2009, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We will need to raise substantial additional funds through the public or private debt and equity markets or, alternatively, complete one or more strategic transactions, to continue development of and, if it is approved, commercialize Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter to us in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA. We are in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter, which we expect will include conducting a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population, in addition to other actions. We have submitted a protocol for this proposed clinical trial to the FDA for review under the special protocol assessment, or SPA, process, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. As a result of the issues identified in the Complete Response Letter and subsequent discussions, we believe that FDA approval of Gencaro, if it occurs, will be substantially delayed. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

In light of the expected multi-year delay in obtaining FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the expected additional clinical trial, the substantial cost of commercializing Gencaro if it is approved, and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and our ongoing operations, we have reduced our operating expenses, suspended our development activities for programs other than Gencaro, and are evaluating strategic alternatives. We will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets to support the continued development of Gencaro, including the expected additional clinical trial. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity markets to successfully commercialize Gencaro.

We believe that our cash and cash equivalents balance as of December 31, 2009 will be sufficient to fund our operations, at our current cost structure, through at least June 30, 2010. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. As a result of the significant additional required development of Gencaro, including the additional clinical trial, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of discussions with the FDA regarding the requirements for approval of the Gencaro NDA, particularly, the requirements for a new clinical trial, the costs and timing of such a trial and our ability to successfully negotiate an SPA with respect to such a trial;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial dilution to our stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. We also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to us in the near term, or not be available on acceptable terms, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business which may, among other alternatives, cause us to further delay, substantially reduce or discontinue operational activities to conserve our cash resources.

If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. Gencaro is our only product candidate at a late stage of clinical development. In September 2008, the FDA accepted for filing the Gencaro NDA. On May 29, 2009, the FDA issued a Complete Response Letter to us, which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. As a result of issues identified in the Complete Response Letter, FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including a new multi-year active comparator superiority trial involving approximately

3,200 patients in a genotype-defined heart failure population. We have submitted a protocol for this proposed clinical trial to the FDA for review under the SPA process, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. Clinical trials in heart failure are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

Failure to demonstrate that a product candidate, particularly Gencaro, is safe and effective, or significant delays in demonstrating such safety and efficacy, would adversely affect our business. Failure to obtain marketing approval of Gencaro from appropriate regulatory authorities, or significant delays in obtaining such approval, would also adversely affect our business and could, among other things, preclude us from completing a strategic transaction or obtaining additional financing necessary to continue as a going concern.

Even if approved for sale, a product candidate must be successfully commercialized to generate value. We do not currently have the capital resources or management expertise to commercialize Gencaro and, as a result, will need to complete a strategic transaction, or, alternatively, raise substantial additional funds to enable commercialization of Gencaro, if it is approved. Failure to successfully provide for the commercialization of Gencaro, if it is approved, would damage our business.

Fast track designation does not guarantee approval, or expedited approval, of Gencaro and there is no guarantee that Gencaro will maintain fast track designation.

In November 2009, we announced that the FDA granted fast track designation to Gencaro for the treatment of chronic heart failure. However, such designation does not constrain the FDA’s ability to deny approval for Gencaro. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria for such designation are no longer met.

We are seeking agreement with the FDA as to the use of a special protocol assessment, or SPA, relating to our proposed active comparator superiority trial for Gencaro. We may not be able to obtain approval of an SPA, and even if we do obtain such approval, the use of an SPA does not guarantee any particular outcome from regulatory review of the clinical trial or Gencaro, including any regulatory approval.

FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. We are currently seeking agreement with the FDA under the special protocol assessment, or SPA, process on the design of such clinical trial. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the design of the clinical trial, including trial size, clinical endpoints and/or data analyses, are acceptable to the FDA. We submitted the protocol for the proposed Gencaro clinical trial to the FDA for review under the SPA process in December 2009. We cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. In addition, an SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the new Gencaro trial will be adequate to address the concerns raised by the FDA in the Complete Response Letter or obtain the requisite regulatory approvals for Gencaro. Further, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, an SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the new Gencaro trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under any SPA agreement, how it will interpret the data and results from the new Gencaro trial, or whether Gencaro will receive any regulatory approvals as a result of any SPA agreement we may enter into with the FDA or the new clinical trial.

Based on discussions with the FDA, we expect that an SPA agreement with respect to the new Gencaro trial, if it is reached, may provide for our presentation of additional clinical data to support the approval of Gencaro based on the achievement of a predefined result on either of the interim analyses in this clinical trial. We cannot assure you that any SPA agreement for the new Gencaro trial will provide for such interim analyses, or that any such data will be adequate to address the concerns raised by the FDA in the Complete Response Letter.

Our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain the regulatory approvals necessary to sell them.

We, and our collaborators, will only receive regulatory approval for our product candidates if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether our current, or any future, clinical trials, including the anticipated additional clinical trial for Gencaro, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a clinical trial and do not currently have sufficient staff with the requisite experience to do so, and we expect therefore that we will have to rely on contract research organizations to conduct our clinical trials. While certain employees have experience in designing and administering clinical trials, these employees have no such experience since being with us.

The results we obtain in preclinical testing and early clinical trials may not be predictive of results that are obtained in later studies. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our product candidates. If we fail to adequately demonstrate the safety and efficacy of our products under development, we will not be able to obtain the required regulatory approvals to commercialize our product candidates, and our business, results of operations and financial condition would be materially adversely affected.

Administering our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

If clinical trials for a product candidate are unsuccessful, we will be unable to commercialize the product candidate. If one or more of our clinical trials are delayed, we will be unable to meet our anticipated development timelines. Either circumstance could cause the market price of our common stock to decline.

We expect to rely on contract research organizations to conduct clinical trials, and as a result, will be unable to directly control the timing, conduct and expense of clinical trials.

We expect that we, or any strategic partners, will rely primarily on third parties to conduct clinical trials, including the clinical trial that we expect will be necessary to respond to the FDA’s requirements in the Complete Response Letter. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

Even if we do use a contract research organization to conduct clinical trials, we will have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the contract research organization. We have never conducted a clinical trial and do not currently have sufficient staff with the requisite experience to do so. The inability of our staff to adequately manage any contract research organization that we hire may exacerbate the risks associated with relying on a contract research organization.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates require that we identify and enroll a large number of patients with the disorder or condition under investigation. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

We are currently pursuing a strategic transaction, such as a potential combination or partnership of Gencaro commercialization rights, which may divert attention from the development of Gencaro. The failure to enter into a strategic transaction may materially and adversely affect our business.

Unless we are able to raise substantial additional funding through other means, we will need to complete a strategic transaction to continue the development of Gencaro. The strategic transactions that we may consider include a potential combination or partnership of Gencaro commercialization rights. Our board of directors and management team has and will continue to devote substantial time and resources to the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees do not have experience in the strategic transaction process, and our previous efforts to enter into a strategic transaction have not been successful. As a result of these and other factors, there is substantial risk that we may not be able to complete a strategic transaction on favorable terms, or at all. The failure to complete a strategic transaction may materially and adversely affect our business.

We may be limited in our ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2009, we had 7,620,448 shares of common stock outstanding, 20% of which is approximately 1,524,000 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we may be limited in how much funding we could raise privately without requiring a stockholder vote.

Unless we are able to generate sufficient product revenue, we will continue to incur losses from operations and may not achieve or maintain profitability. We are years away from commercializing a product and generating product revenue.

Our historical losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We are years away from commercializing a product and generating any product revenue. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Even if we ultimately receive regulatory approval for Gencaro or our other product candidates, sales of such products may not generate sufficient revenue for it to achieve or maintain profitability. Because of the numerous risks and uncertainties associated with developing therapeutic drugs, we may experience larger than expected future losses and may never reach profitability.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the submission of responses to the Complete Response Letter, the commencement and completion of clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. We have submitted a protocol for this proposed clinical trial to the FDA for review under the SPA process, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

Our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue.

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA. We have not received an NDA approval from the FDA for Gencaro or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support an NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. On May 29, 2009, the FDA issued a Complete Response Letter to us which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. We are in the process of reviewing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter, which we expect will include, among other things, completion of a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. We have submitted a protocol for this proposed clinical trial to the FDA for review under the SPA process, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. As a result of the issues identified in the Complete Response Letter, FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development. Even if we conduct additional studies and submit the attendant data requested in the Complete Response Letter, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

In the event that we or our collaborators conduct preclinical studies that did not comply with Good Laboratory Practices or incorrectly design or carry out human clinical trials or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully and effectively complete clinical trials for any product candidates on schedule or at all will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•

delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates of our competitors or failure to follow regulatory guidelines;

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, or IRB, to conduct a clinical trial at a prospective study site;

•

delays in recruiting patients to participate in a clinical trial, which may be due to the size of the patient population, eligibility criteria, protocol design, perceived risks and benefits of the drug, availability of other approved and standard of care therapies, availability of clinical trial sites;

•	other clinical trials seeking to enroll subjects with similar profile;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices;

•	unforeseen safety issues, including negative results from ongoing preclinical studies;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites; and

•

failure of our third-party contract research organizations, clinical site organizations and other clinical trial managers, to satisfy their contractual duties, comply with regulations or meet expected deadlines.

In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval or permit us to make claims of superiority over currently marketed competitive products. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use. If the FDA determines that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of the drug outweigh the risks, we may be required to include as part of the NDA a proposed REMS that may include a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a Medication Guide, to provide better information to consumers about the drug’s risks and benefits. Finally, an approval could be conditioned on our commitment to conduct further clinical trials, which we may not have the resources to conduct or which may negatively impact our financial situation.

The manufacture and tableting of Gencaro is done by third party suppliers, who must also pass a pre-approval inspection of their facilities before we can obtain marketing approval.

All of our product candidates are prone to the risks of failure inherent in drug development. The results from preclinical animal testing and early human clinical trials may not be predictive of results obtained in later human clinical trials. Further, although a new product may show promising results in preclinical or early human clinical trials, it may subsequently prove unfeasible or impossible to generate sufficient safety and efficacy data to obtain necessary regulatory approvals. The data obtained from preclinical and clinical studies are susceptible to varying interpretations that may delay, limit or prevent regulatory approval, and the FDA and other regulatory authorities in the United States and elsewhere exercise substantial discretion in the drug approval process. The numbers, size and design of preclinical studies and clinical trials that will be required for FDA or other regulatory approval will vary depending on the product candidate, the disease or condition for which the product candidate is intended to be used and the regulations and guidance documents applicable to any particular product candidate. The FDA or other regulators can delay, limit or deny approval of any product candidate for many reasons, including, but not limited to:

•	side effects;

•	safety and efficacy;

•	defects in the design of clinical trials;

•	the fact that the FDA or other regulatory officials may not approve our or our third party manufacturer’s processes or facilities; or

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

In our NDA, we have requested that the FDA approve Gencaro as a therapy that can be prescribed by physicians for patients with heart failure, and specifically for its effect on certain clinical outcomes for these heart failure patients. We have also requested that certain information be included in the prescribing information distributed with Gencaro that shows the effect of genetic differences in patients on the clinical results for Gencaro. The FDA could approve Gencaro, but without including some or all of the prescribing information that we have requested. For instance, FDA could approve Gencaro without some or all of the pharmacogenetic information in the labeling. This, in turn, could substantially and detrimentally impact our ability to successfully commercialize Gencaro and effectively protect our intellectual property rights in Gencaro.

If our product candidates receive regulatory approval, we would be subject to ongoing regulatory obligations and restrictions, which may result in significant expenses and limit our ability to develop and commercialize other potential products.

If a product candidate of ours is approved by the FDA or by another regulatory authority, we would be held to extensive regulatory requirements over product manufacturing, testing, distribution, labeling, packaging, adverse event reporting and other reporting to regulatory authorities, storage, advertising, marketing, promotion, distribution, and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the product candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in additional regulatory controls or restrictions on the marketing or use of the product or the need for post marketing studies, and could include suspension or withdrawal of the products from the market.

Furthermore, our third-party manufacturers and the manufacturing facilities that they use to make our product candidates are regulated by the FDA. Quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA, state and/or other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our collaborators, may result in restrictions on the product, or on the manufacturing or laboratory facility, including a withdrawal of the drug from the market or suspension of manufacturing. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our third-party manufacturers will also be subject to ongoing FDA requirements for submission of safety and other post-market information.

The marketing and advertising of our drug products by our collaborators or us will be regulated by the FDA, certain state agencies or foreign regulatory authorities. Violations of these laws and regulations, including promotion of our products for unapproved uses or failing to disclose risk information, are punishable by criminal and civil sanctions and may result in the issuance of enforcement letters or other enforcement action by the FDA, U.S. Department of Justice, state agencies, or foreign regulatory authorities that could jeopardize our ability to market the product.

In addition to the FDA, state or foreign regulations, the marketing of our drug products by us or our collaborators will be regulated by federal, state or foreign laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including the Medicare, Medicaid and Veterans Affairs healthcare programs. Because of the far-reaching nature of these laws, we may be required to discontinue one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violations of these laws, even if we successfully defend against it, could have a material adverse effect on our business, financial condition and results of operations.

We could also become subject to false claims litigation under federal statutes, which can lead to civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring a suit on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against pharmaceutical companies have increased significantly in volume and breadth in recent years. Some of these suits have been brought on the basis of certain sales practices promoting drug products for unapproved uses. This new growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid, Veterans Affairs and other federal and state healthcare programs as a result of an investigation arising out of such action. We may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations. We could also become subject to false claims litigation and consumer protection claims under state statutes, which also could lead to civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in state health care programs.

Of note, over the past few years there has been an increased focus on the sales and marketing practices of the pharmaceutical industry at both the federal and state level. Additionally, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be adopted that could prevent or delay regulatory approval of our product candidates or limit our ability to commercialize our products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere.

If we, our collaborators or our third-party manufacturers fail to comply with applicable continuing regulatory requirements, our business could be seriously harmed because a regulatory agency may:

•	issue untitled or warning letters;

•	suspend or withdraw our regulatory approval for approved products;

•	seize or detain products or recommend a product recall of a drug or medical device, or issue a mandatory recall of a medical device;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	suspend our ongoing clinical trials;

•	restrict our operations, including costly new manufacturing requirements, or restrict the sale, marketing and/or distribution of our products;

•	seek an injunction;

•	pursue criminal prosecutions;

•	close the facilities of our contract manufacturers; or

•	impose civil or criminal penalties.

We are relying upon LabCorp to obtain marketing clearance or approval of the companion Gencaro Test. There is no guarantee that the FDA will grant timely clearance or approval of the Gencaro Test, if at all, and failure to obtain such timely clearance or approval would adversely affect our ability to market Gencaro.

The drug label being sought for Gencaro would identify the patient receptor genotypes with a potential for enhanced efficacy, as well as those with a likelihood of a standard beta-blocker response and the smaller unfavorable subgroup with a low probability of benefit. Accordingly, we believe it will be critical to the successful commercialization of Gencaro to develop a companion genetic test, or the Gencaro Test, that is simple to administer and widely available.

The Gencaro Test is subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome.

Under our agreement with LabCorp, LabCorp is responsible for determining the appropriate regulatory pathway for the Gencaro Test and obtaining market clearance or approval from the FDA. Based on FDA guidance, LabCorp has submitted a PMA regulatory submission, which the FDA formally accepted in January 2009 and the review is currently under extension. ARCA believes that the PMA will either remain open until, or will be closed and reopened when, the complete response to the CRL is submitted, which will occur no earlier than the first interim analysis of the proposed Phase 3 trial. The FDA may decide that the Gencaro Test should be evaluated for clearance under the FDA’s 510(k) notification process. We and LabCorp do not believe that any further clinical trials will be required for the Gencaro Test PMA, though there is no guarantee that the FDA will not require additional clinical data.

Despite the time and expense expended, regulatory clearance or approval is never guaranteed. If regulatory clearance or approval is delayed, or if LabCorp is unable to obtain FDA approval of the Gencaro Test at all or in parallel with the approval of Gencaro, or is unable to commercialize the test successfully and in a manner that effectively supports the commercial efforts for Gencaro, or if the information concerning the differential response to Gencaro resulting from certain genetic variation is not included in the approval label for Gencaro, the commercial launch of Gencaro may be significantly and adversely affected. If we believe it is necessary to identify a new third-party test provider, obtaining regulatory approval for that provider’s genetic test could substantially delay and negatively affect the commercial prospects for Gencaro and our ability to continue as a going concern.

Reliance on third parties to commercialize Gencaro could negatively impact our business. If we are required to establish a direct sales force in the U.S. and are unable to do so, our business may be harmed.

Commercialization of Gencaro, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic alternative for the commercialization of Gencaro, if it is approved, and have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties.

If we are unable to complete a strategic transaction, we would be unable to commercialize Gencaro or any other product candidate without substantial additional capital. Even if such capital were secured, we would be required to build internal sales, marketing and distribution capabilities to market Gencaro in the U.S. None of our current employees have experience in establishing and managing a sales force.

In the event we are unable to sell Gencaro and other selected product candidates, either directly or through third parties via a strategic transaction, the commercialization of Gencaro, if it is approved, may be delayed indefinitely and we may be unable to continue as a going concern.

Future sales of Gencaro may suffer if its marketplace acceptance is negatively affected by the Gencaro Test.

The Gencaro Test is an important component of the commercial strategy for Gencaro. We believe that the Gencaro Test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The Gencaro Test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an HF therapy. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the Gencaro Test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

We are dependent on our key personnel.

The success of our business is highly dependent on the principal members of our board of directors and executive management, including our Chairman of the Board, Richard B. Brewer, and our President and Chief Executive Officer, Michael R. Bristow. The loss of the services of any such individual might seriously harm our product development, partnering and financing efforts. Recruiting and training personnel with the requisite skills is challenging and we compete for talent with companies that are larger and have more financial resources.

We have no manufacturing capacity which puts us at risk of lengthy and costly delays of bringing our products to market.

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

We have contracted with Groupe Novasep to manufacture commercial quantities of the API for Gencaro. For drug production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates.

We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable law or for other reasons, this may jeopardize our regulatory approval for Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result.

Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

•	the number of potential manufacturers is limited and we may not be able to negotiate agreements with alternative manufacturers on commercially reasonable terms, if at all;

•	long lead times are often needed to manufacture drugs;

•	the manufacturing process is complex and may require a significant learning curve; and

•	the FDA must approve any replacement prior to manufacturing, which requires new testing and compliance inspections.

If LabCorp or certain of its third-party suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the Gencaro Test, these products could be subject to restrictions or withdrawal from the market.

Any medical device for which LabCorp obtains clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. With respect to the Gencaro Test, to the extent applicable, LabCorp and certain of its suppliers will be required to comply with the FDA’s Quality System Regulation, or QSR, and International Standards Organization, or ISO, requirements which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which clearance or approval is obtained. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by LabCorp, or certain of its third-party manufacturers or suppliers, as the case may be, to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. If any of these actions were to occur, it could harm our reputation and cause product sales and profitability of Gencaro to suffer and may prevent us from generating revenue.

Even if regulatory clearance or approval is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.

If LabCorp or certain of its third party suppliers fail to supply the Gencaro Test, we may be unable to obtain FDA approval for Gencaro or the product sales and profitability of Gencaro may suffer.

LabCorp is our single-source supplier of the Gencaro Test and has the right to terminate its agreement with us for any reason. If LabCorp or its third party suppliers were to terminate their agreement with us or cease or interrupt production of or otherwise fail to supply the Gencaro Test, or the materials required to produce it, in a timely manner or at all, we could be unable to complete any additional clinical trials with Gencaro or to obtain a contract manufacturer of companion genetic test for Gencaro for an indeterminate period of time. This could adversely affect our ability to complete clinical development of Gencaro, including the expected additional clinical trial, or to commercialize Gencaro if it is ultimately approved, either of which could have an adverse effect on our financial condition and results of operations.

Medical devices related to Gencaro, such as the Gencaro Test, may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a mandatory recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, initiate a field correction or removal, known as a recall, for a product if any material deficiency in a device is found. A government-mandated or voluntary recall by our third-party suppliers, including LabCorp, could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Any such recalls would divert managerial and financial resources and may have an adverse effect on our financial condition and results of operations.

If medical devices related to Gencaro, such as the Gencaro Test, cause or contribute to a death or a serious injury, or malfunction in certain ways, our third-party suppliers will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If our third-party suppliers, including LabCorp, fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against our third-party suppliers, including LabCorp. Any such adverse event involving the Gencaro Test also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, taken by our third-party suppliers, including LabCorp, may significantly affect our ability to market Gencaro. In such cases, we could be forced to identify a new third-party test provider for the Gencaro Test.

LabCorp may need to conduct clinical trials to support current or future versions of the Gencaro Test. Delays or failures in any such clinical trials may prevent LabCorp from commercializing any modified or new versions of the Gencaro Test and will adversely affect our business, operating results and prospects.

Based on discussions with the FDA, we and LabCorp do not believe that clinical data are needed for the Gencaro Test submission. However, the FDA may require clinical data for the Gencaro Test submission and/or future products. Initiating and completing clinical trials necessary to support 510(k)s or PMAs, if required, for current or future products will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we or our third party suppliers, including LabCorp, advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including: the size of the patient population; the number of patients to be enrolled; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites; and the patients’ ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we or LabCorp may not adequately develop such protocols to support clearance and approval. Significant risk trials will require the submission and approval of an investigational device exemption, or IDE, from the FDA. There is no guarantee that the FDA will approve LabCorp’s or our future IDE submissions. Further, the FDA may require LabCorp or us to submit data on a greater number of patients than originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of future products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in such clinical trials, the FDA may not consider the data to be adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our or our third party suppliers’ business, operating results and prospects.

Transitioning from a developmental stage company will require successful completion of a number of steps, many of which are outside of our control and, consequently, we can provide no assurance of our successful and timely transition from a developmental stage company.

We are a development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the developmental stage and successfully commercialize or provide for the commercialization of Gencaro and our other product candidates, which in turn, will depend, among other things, on our ability to:

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

Any one of these factors or other factors discussed in this report could affect our ability to successfully commercialize Gencaro and other product candidates, which could impact our ability to earn sufficient revenues to transition from a developmental stage company and continue our business.

Federal regulatory reforms may adversely affect our or our suppliers’ ability to sell products profitably.

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

If approved by the FDA, Gencaro will be entering a competitive marketplace and may not succeed.

Gencaro is a new type of beta-blocker and vasodilator being developed for heart failure and other indications. While we anticipate that this drug, if approved, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. For example, currently, there are three branded beta-blockers indicated for chronic heart failure in New York Health Association, or NYHA, class II-IV patients: TOPROL-XL (once-a-day formulation), Coreg and Coreg CR (once-a-day). TOPROL-XL and Coreg have generic equivalents commercially available in the U.S. (Metoprolol Succinate and Carvedilol, respectively). The price of the generic forms of these drugs will be less than the anticipated price of Gencaro, if approved. As a result, Gencaro may not be successful in competing against these existing drugs.

Additionally, Forest Laboratories has applied for approval to use Bystolic, a drug currently used to treat high blood pressure, for treatment of heart failure. If approved for treatment of heart failure, Gencaro may not be successful in competing against Bystolic, an already well-known name brand.

Our commercial opportunity may be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than Gencaro. If products with any of these properties are developed, or any of the existing products are better marketed, then prescriptions of Gencaro by physicians and patient use of Gencaro could be significantly reduced or rendered obsolete and noncompetitive. Further, public announcements regarding the development of any such competing drugs could adversely affect the market price of our common stock and the value of our assets.

Future sales of our products may suffer if they are not accepted in the marketplace by physicians, patients and the medical community.

Gencaro or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of Gencaro or our other product candidates will depend on a number of factors, such as its effectiveness and tolerability, as compared with competitive drugs. Also, prevalence and severity of side-effects could negatively affect market acceptance of Gencaro or our other product candidates. Failure to achieve market acceptance of Gencaro would significantly harm our business.

If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for Gencaro, or any other product candidates that we may seek to commercialize, then our revenues and prospects for profitability will suffer.

Our or any strategic partner’s ability to commercialize Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from:

•	governmental payors, such as Medicare and Medicaid;

•	private health insurers, including managed-care organizations; and

•	other third-party payors.

Many patients will not be capable of paying for our potential products themselves and will rely on third-party payors to pay for their medical needs. A primary current trend in the U.S. health care industry is toward cost containment. Large private payors, managed-care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products.

Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues lower than anticipated. If the prices for our product candidates decrease, or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, then our revenue and prospects for profitability will suffer.

Health care reform measures could materially and adversely affect our business.

In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system in ways that could impact our ability to sell our products. The current administration has stated that it is committed to reforming the health care system in the United States and multiple proposals to effect such reform have been introduced in Congress. It is likely that any legislation that is enacted will affect the biopharmaceutical industry. We are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. For example, we or any strategic partner’s ability to commercialize Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payors, and any change in reimbursement levels from those currently existing could materially and adversely affect our business. Existing laws affecting the pricing and coverage of pharmaceuticals and other medical products by government programs and other third party payors may change before any of our product candidates are approved for marketing. The uncertainty as to the nature and scope of any proposed reforms limits our ability to forecast changes that may affect our business and to manage our business accordingly. This uncertainty may also make it more difficult for us to enter into a strategic transaction or raise additional financing. The pendency or approval of such proposals or reforms could materially and adversely affect our business.

Our competitors may be better positioned in the marketplace and thereby may be more successful than us at developing, manufacturing and marketing approved products.

Many of our competitors currently have significantly greater financial resources and expertise in conducting clinical trials, obtaining regulatory approvals, managing manufacturing and marketing approved products than us. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring therapies and therapy licenses complementary to our programs or advantageous to our business. We expect that our ability to compete effectively will depend upon our ability to:

•	successfully and rapidly complete clinical trials for any product candidates and obtain all requisite regulatory approvals in a cost-effective manner;

•	build an adequate sales and marketing infrastructure, raise additional funding, or enter into strategic transactions enabling the commercialization of our products;

•	develop competitive formulations of our product candidates;

•	attract and retain key personnel; and

•	identify and obtain other product candidates on commercially reasonable terms.

If we fail to identify and license or acquire other products or product candidates, then we may be unable to expand our business, and the acquisition or licensing of other products or product candidates may put a strain on our operations and will likely require us to seek additional financing.

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2010, we expect our research and development activities, other than those associated with Gencaro, will be limited, unless government funding is received for the further development of rNAPc2. If we are not able to substantially expand our research and development efforts and identify and license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

Any future product revenues could be reduced by imports from countries where our product candidates are available at lower prices.

Even if we obtain FDA approval to market Gencaro or other products in the U.S., our or a strategic partner’s sales in the U.S. may be reduced if our products are imported into the U.S. from lower priced markets, whether legally or illegally. In the U.S., prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. From time to time, legislative proposals have been introduced which would legalize the import of pharmaceuticals from outside the U.S. If such legislation were enacted, then our future revenues could be reduced.

We would be subject to applicable regulatory approval requirements of the foreign countries in which we markets our products, which are costly and may prevent or delay us from marketing our products in those countries.

In addition to regulatory requirements in the United States, we would be subject to the regulatory approval requirements in each foreign country where we market our products. In addition, we might be required to identify one or more collaborators in these foreign countries to develop, seek approval for and manufacture our products and any companion genetic test for Gencaro. If we determine to pursue regulatory approvals and commercialization of our product candidates internationally, we may not be able to obtain the required foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and related rules of the SEC and Nasdaq regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more expensive and time consuming. We are required to expend considerable time and resources complying with public company regulations.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock. For the year ended December 31, 2009, our independent registered public accountant, KPMG LLP, is not required under Section 404 of the Sarbanes-Oxley Act of 2002 to audit or give an opinion on the effectiveness of our internal controls. However, for the year ended December 31, 2010, KPMG LLP will be required to audit the effectiveness of our internal controls and determine whether any material deficiencies exist. There is a risk that KPMG will not be able to determine that we maintained, in all material respects, effective internal control over our financial reporting as of December 31, 2010. In addition to the risk that KPMG may not be able to determine that we maintained effective internal controls, any failure to develop or maintain effective controls, or difficulties encountered in their implementation, or other effective improvement of our internal controls could harm our operating results.

The continued economic downturn could adversely affect our business and operating results.

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

Risks Related to Intellectual Property and Other Legal Matters

We are party to securities litigation and defending these lawsuits could hurt our business. The volatility of the market price could engender additional class action securities litigation.

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

For example, in December 2006, after Nuvelo announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of Nuvelo’s common stock was $81 (as adjusted for the 20-to-1 reverse stock split) on the day of the announcement, as compared with a closing price of $391 (as adjusted for the 20-to-1 reverse stock split) on the trading day prior to the announcement. On February 9, 2007, Nuvelo and certain of Nuvelo’s former and current officers and directors were named as defendants in a purported securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. The suit alleged violations of the Exchange Act related to the clinical trial results of alfimeprase, which Nuvelo announced on December 11, 2006, and sought damages on behalf of purchasers of Nuvelo’s common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleged that Nuvelo misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff sought unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, Nuvelo filed a motion to transfer the four cases to the Northern District of California. The Court granted Nuvelo’s motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. Nuvelo filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to Nuvelo’s motion to dismiss on February 4, 2008. On June 12, 2008, the Court held a hearing on the motion to dismiss.

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, the plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, the defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. We filed our answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. A case management conference is scheduled for March 25, 2010. Based on plaintiff’s amended complaint, we believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, our business could be harmed.

In addition, Variagenics, with which Nuvelo merged in 2003, has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of Nuvelo’s merger with Variagenics, we are obligated to continue to defend against this litigation. On April 1, 2009 the parties entered into a settlement agreement and have filed a motion to approve the settlement with the Court. On October 5, 2009, the Court approved the settlement agreement. Our share of the settlement is approximately $385,000. Although the settlement has been approved, it has been appealed by members of the class. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation if the parties cannot complete a settlement, and, in the event of an adverse outcome, our business could be harmed.

If product liability lawsuits are successfully brought against us, then we will incur substantial liabilities and may be required to limit commercialization of Gencaro or other product candidates.

We face product liability exposure related to the testing of our product candidates in human clinical trials, and may face exposure to claims by an even greater number of persons once we begin marketing and distributing our products commercially. If we cannot successfully defend against product liability claims, then we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenues; and

•	the inability to commercialize our products and product candidates.

We have obtained limited product liability insurance coverage. Such coverage, however, may not be adequate or may not continue to be available to us in sufficient amounts or at an acceptable cost, or at all. We may not be able to obtain commercially reasonable product liability insurance for any product candidate.

Defending against claims relating to improper handling, storage or disposal of hazardous chemicals, radioactive or biological materials could be time consuming and expensive.

Our research and development of product candidates may involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from the materials. Various laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued or be required to pay fines for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

The loss of any rights to market key products would significantly impair our operating results.

We have licensed from CPEC, who has licensed rights in Gencaro from BMS, the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and fail to cure any such breach within the terms of the license.

If our license agreement with CPEC is terminated for reasons related to non-payment of fees, or for any other breach, then we would have no further rights to develop and commercialize Gencaro for any indication. The termination of this license, or of any other agreement which enables us to market a key product or product candidate, could significantly and adversely affect our business.

Certain intellectual property licensed by us are the subject of additional licensing arrangements to which the party that has licensed rights to us is subject. If such parties were to breach the terms of such licenses or such licenses were otherwise to terminate, our and our partners’ rights to use such technology and develop and commercialize their products such as the Gencaro Test may terminate and our business would be materially harmed.

Third parties may own or control patents or patent applications that we may be required to license to commercialize our product candidates or that could result in litigation that would be costly and time consuming.

Our or any strategic partner’s ability to commercialize Gencaro and other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We may also be unaware of existing patents that may be infringed by Gencaro, the genetic testing we intend to use in connection with Gencaro or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Gencaro or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we are infringing on its technology, then our business and results of operations could be harmed by a number of factors, including:

•	infringement and other intellectual property claims, even if without merit, are expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	monetary damage awards for past infringement can be substantial;

•	a court may prohibit us from selling or licensing product candidates unless the patent holder chooses to license the patent to us; and

•	if a license is available from a patent holder, we may have to pay substantial royalties.

We may also be forced to bring an infringement action if we believe that a competitor is infringing our protected intellectual property. Any such litigation will be costly, time-consuming and divert management’s attention, and the outcome of any such litigation may not be favorable to us.

Our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot be certain that our patents and licenses will successfully preclude others from using our technology. Although Gencaro has an established patent strategy, the timing of the grant of a patent cannot be predicted. Patent applications describing and seeking patent protection of methods, compositions or processes relating to proprietary inventions involving human therapeutics could require us to generate data, which may involve substantial costs. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we cannot be certain that any of our pending patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant market protection or will not be circumvented or challenged and found to be unenforceable or invalid. In some cases, patent applications in the U.S. and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold any patents issued valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Regardless of merit, the listing of potential patents in the FDA Orange Book for Gencaro may be challenged as being improperly listed. We may have to defend against such claims and possible associated antitrust issues. We could also incur substantial costs in seeking to enforce our proprietary rights against infringement.

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold the intellectual property arising from the discovery of the interaction of Gencaro with the polymorphisms of the ß1 and a2C receptors. We have filed patent applications that claim the use of Gencaro with the diagnosis of a patient’s receptor genotype. Our NDA requested a label that will include a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label could be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce bioequivalent products and our business may suffer. Even if the patents are granted, the approved label may not contain language covered by the patents, or we may be unsuccessful in enforcing them.

We may not be able to effectively protect our intellectual property rights in some foreign countries, as many countries do not offer the same level of legal protection for intellectual property as the U.S. Furthermore, the patent applications describing our proprietary methods are filed only in the U.S.

We require our employees, consultants, business partners and members of our scientific advisory board to execute confidentiality agreements upon the commencement of employment, consulting or business relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing the property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Third parties may breach these and other agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. Third parties could also fail to take necessary steps to protect our licensed intellectual property, which could seriously harm our intellectual property position.

If we are not able to protect our proprietary technology, trade secrets and know-how, then our competitors may develop competing products. Any issued patent may not be sufficient to prevent others from competing with us. Further, we have trade secrets relating to Gencaro, and such trade secrets may become known or independently discovered. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, opposed, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the term of patent protection that we may have for our product candidates. All of these factors may affect our competitive position.

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

Regardless of merit or outcome, our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. Adverse outcomes in patent litigation may potentially subject us to antitrust litigation which, regardless of the outcome, would adversely affect our business. An adverse determination may subject us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may include substantial cost and ongoing royalties. Licenses may not be available from third parties, or may not be obtainable on satisfactory terms. An adverse determination or a failure to obtain necessary licenses may restrict or prevent us from manufacturing and selling our products, if any. These outcomes could materially harm our business, financial condition and results of operations.

Risks Related to Stock Price Volatility

Ownership of our common stock is highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially owned approximately 38% of our outstanding common stock as of December 31, 2009. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our stock price is expected to be volatile.

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the Gencaro Test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure substantial additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	potential receipt of government funding to further develop rNAPc2;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock, including pursuant to our equity distribution agreement with Wedbush Securities Inc., could depress prevailing market prices of our common stock. As of December 31, 2009, we had 7,620,448 shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2009, there were approximately 921,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of December 31, 2009, approximately 341,000 shares of our common stock were issuable upon the exercise of outstanding warrants, all of which were exercisable as of this date. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance our capital requirements, including the research, development and commercialization of our drug products. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

We do not expect to pay cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

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

•

authorize the issuance of up to 5 million additional shares of preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at a stockholder meeting.

Specifically, our certificate of incorporation provides that all stockholder action must be effected at a duly called meeting and not by a written consent. The bylaws provide, however, that our stockholders may call a special meeting of stockholders only upon a request of stockholders owning at least 50% of our outstanding common stock. These provisions of our certificate of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy fights. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

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

The provisions of our governing documents and current Delaware law may, collectively:

•	lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

•	discourage bids for our common stock at a premium over market price; and

•	generally deter efforts to obtain control of us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s headquarters facility consists of approximately 15,000 square feet of newly constructed office space in Broomfield, Colorado, which is leased until June 2013. It also leases approximately 1,500 square feet of laboratory facilities located in Aurora, Colorado, which is leased until September 2010.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. A case management conference is scheduled for March 25, 2010. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

ARCA’s common stock is traded on the NASDAQ Global Market under the symbol “ABIO”. Prior to completion of the merger with Nuvelo, Nuvelo’s common stock traded under the symbol “NUVO” on the Nasdaq Global Market from January 31, 2003 to January 27, 2009 (except for the period between June 19, 2003 and March 19, 2004, where it temporarily traded under the symbol “NUVOD”). After the close of market on January 27, 2009, Nuvelo completed a 20-to-1 reverse stock split of its common stock and changed its name to ARCA biopharma, Inc. Unless otherwise indicated, all per share amounts, except for the par value per share, in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported by the Nasdaq Global Market under these symbols and as adjusted for the reverse stock split:

	High	Low
Year ended December 31, 2009
First quarter	$6.60	$2.00
Second quarter	13.45	2.50
Third quarter	4.88	2.20
Fourth quarter	4.50	2.21
Year ended December 31, 2008
First quarter	$37.60	$11.00
Second quarter	19.40	11.00
Third quarter	15.00	6.80
Fourth quarter	9.40	4.21

Stockholders

As of March 1, 2010, ARCA had approximately 150 stockholders of record of its common stock, and the last sale price reported on the Nasdaq Global Market for ARCA’s common stock was $3.00 per share.

Dividend Policy

The holders of ARCA’s common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by ARCA’s Board of Directors out of legally available funds. ARCA has not paid any dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to ARCA’s equity compensation plans as of December 31, 2009, under which ARCA’s equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

ARCA is a biopharmaceutical company whose principal focus is developing genetically-targeted therapies for heart failure and other cardiovascular diseases. ARCA’s lead product candidate is GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of chronic heart failure. Gencaro is an oral tablet formulation intended to be dosed twice daily.

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

ARCA has identified common genetic variations in the cardiac nervous system that it believes interact with Gencaro’s pharmacology and may predict patient response. ARCA currently holds worldwide rights to Gencaro and has been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which ARCA believes will provide market exclusivity for Gencaro into 2025 in those markets. ARCA has collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that may predict clinical response to Gencaro.

In September 2008, the FDA formally accepted for filing ARCA’s NDA for Gencaro as a potential treatment for HF, based on the BEST trial, which was a major, North America-based heart failure Phase 3 trial. On May 29, 2009, the FDA issued a CRL to ARCA in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA. In the CRL, the FDA raised clinical effectiveness issues, asserting that the BEST trial did not adequately demonstrate efficacy of Gencaro in reducing all-cause mortality in patients with heart failure. The CRL stated that in order to obtain approval of Gencaro, among other things, ARCA must conduct an additional clinical efficacy trial of Gencaro in patients with heart failure.

To address the efficacy concerns raised in the CRL, in December 2009, ARCA submitted a clinical study protocol for review under the FDA’s SPA process for the design of a clinical trial to assess the safety and efficacy of Gencaro in patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria we believe will be defined with the FDA during the SPA process, ARCA could formally submit a complete response to the FDA’s CRL based on an interim analysis, which could serve as the clinical effectiveness basis for FDA approval of Gencaro. If ARCA obtains sufficient funding and FDA approval of the SPA, ARCA currently expects it could begin the proposed trial approximately one year after such funding and approval. ARCA anticipates that the proposed trial could reach the specified number of endpoint events for the first interim analysis as soon as approximately two years after the trial begins. ARCA believes that the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro if the data supports Gencaro’s effectiveness as defined in the SPA, if any, subject to an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent course or design. ARCA has not yet reached agreement with the FDA on the study protocol. Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from the Company’s SPA submission.

In the fourth quarter of 2009, the FDA designated the investigation of Gencaro for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined heart failure population as a fast track development program. According to the FDA’s Fast Track Guidance document, fast track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

In addition to requiring an additional efficacy trial of Gencaro, the CRL also required additional actions and raised additional issues. The CRL stated that ARCA must conduct additional clinical pharmacology studies to address drug-drug interaction and pharmacokinetic issues, and additional non-clinical studies to further characterize Gencaro metabolites. If ARCA and the FDA reach agreement on the CRL response strategy, ARCA plans to submit a complete response to the CRL, except for the data from the proposed Phase 3 trial as permitted under the rules of the fast track designation.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, small studies of rNAPc2 in non-human primates demonstrated potential efficacy against two of the most deadly strains of HFV, Ebola and Marburg. ARCA is currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and ARCA’s ongoing operations, in 2009 ARCA reduced its operating expenses and is evaluating strategic alternatives for funding continued operations and development programs. ARCA intends to seek interim funding that could allow the Company to operate while it continues to pursue strategic combination, partnering, financing or licensing opportunities. If ARCA is delayed in completing or is unable to complete an interim financing and/or a strategic transaction, ARCA may discontinue its development activities on Gencaro or discontinue its operations. ARCA believes that its cash and cash equivalents balance as of December 31, 2009 will be sufficient to fund its operations, at its current cost structure, through at least June 30, 2010. ARCA is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about ARCA’s ability to continue as a going concern. ARCA may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Unless otherwise indicated, all references herein to “ARCA” refer to ARCA both before and after the completion of the merger, and all references to “Nuvelo” refer to Nuvelo prior to the completion of the merger and the name change. The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of ARCA.

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

The merger was treated by ARCA as a reverse merger and accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification topic 805, Business Combinations, or ASC 805. For accounting purposes, ARCA is considered to have acquired Nuvelo in the merger, as the stockholders of ARCA prior to the merger now have a controlling interest in the combined company and ARCA’s management is the management of the combined company. The results of operations and cash flows for the year ended December 31, 2009 include the activities of the acquired company since the date of the Merger.

Results of Operations

Research and Development Expenses

ARCA’s research and development, or R&D, expenses were $10.0 million for year ended December 31, 2009 as compared to $11.0 million for 2008, a decrease of approximately $1.0 million. R&D costs associated with the development of Gencaro decreased approximately $3.2 million in 2009 compared to 2008, partially offset by $2.2 million of costs related to compounds obtained in the Merger. The decrease in R&D costs related to Gencaro is comprised of the following:

•

Approximately $1.7 million of decreased manufacturing and process controls costs due to lower activity. In 2008, there were significant costs for manufacturing process development projects in support of the NDA filing and in anticipation of a potential commercial launch. There were no projects of similar scale in 2009.

•	$500,000 of decreased licensing fees. In 2008, ARCA incurred a $500,000 licensing milestone expense upon acceptance of the NDA filing. There was no comparable expense in 2009.

•

Approximately $860,000 of decreased clinical and regulatory costs. In 2008, ARCA incurred costs for finalizing studies, filing the NDA with the FDA, and preparing for anticipated FDA inquiries and audits. These activities and costs were not recurring in 2009.

Partially offsetting the decrease in spending on Gencaro was approximately $2.2 million of increased clinical development costs for projects initiated prior to the Merger by Nuvelo on the NU172 and NU206 compounds acquired in the Merger. These expenses consisted primarily of pre-clinical studies, costs related to collaborative development arrangements, and personnel costs of former Nuvelo employees while on transition plans. Employees on transition plans were employed for periods up to twelve weeks after the Merger to facilitate the transition of the business to ARCA. In 2009, ARCA’s development expense under the collaboration agreement with Archemix totaled approximately $875,000. The obligation to fund such development under the collaboration agreement concluded early in the third quarter of 2009.

Development expenses for Gencaro are expected to decrease further in 2010, and are contingent upon ARCA completing a strategic transaction or raising substantial additional funding in combination with a strategic transaction. Development expenses for rNAPc2 will be dependent upon receipt of government funding. Should ARCA receive funds from one or a combination of these sources, research and development expenses could be substantially higher to support increased activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs. Direct costs paid to third parties related to the Merger were classified as merger transaction costs on the consolidated statement of operations and costs of our restructuring plan implemented in the second quarter of 2009 are classified as restructuring expense on the consolidated statement of operations, and therefore are excluded from SG&A. Merger transaction costs and restructuring expenses are discussed below.

ARCA’s SG&A expenses were $12.8 million for the year ended December 31, 2009, compared to $8.5 million for 2008, an increase of approximately $4.4 million.

The increase in SG&A expenses for the year is comprised of the following:

•

$1.7 million of increased facilities expenses primarily related to lease agreements assumed in the Merger for Nuvelo facilities. Early termination of these lease agreements were negotiated and paid during the third quarter of 2009 and are more fully described under the Restructuring Expense caption.

•

$1.1 million of increased personnel costs, of which $766,000 is attributable to personnel costs of former Nuvelo employees that had transitional employment plans, generally for up to twelve weeks following the Merger, to facilitate the integration of business activities. The remainder of the increase in personnel costs is due to increased headcount in the first half of 2009 in preparation for potential commercialization of Gencaro. The change in strategy and restructuring plan implemented during the second quarter of 2009 eliminated certain SG&A personnel.

•

$2.5 million of increased costs related to legal, auditing and tax compliance, and insurance, incurred primarily to complete post-Merger transitions, corporate governance, transitional SEC filings, and NASDAQ fees associated with being a public company, including costs for our Equity Distribution Agreement, completed in the fourth quarter of 2009.

•

$1.2 million of decreased costs primarily in marketing preparation services and travel costs. The decrease is the result of the change in strategy and restructuring plan implemented during the second quarter of 2009 in which ARCA ceased commercialization activities.

SG&A expenses for 2010 are expected to be lower than 2009 primarily due to the absence of merger and transition activities and savings as a result of the restructuring plan undertaken in the second quarter of 2009.

Merger Transaction Costs

During the year ended December 31, 2009, ARCA expensed approximately $5.5 million in transaction costs related to the Merger. These costs are comprised primarily of financial advisory fees paid upon completion of the Merger and legal fees incurred in the first quarter of 2009 totaling approximately $3.8 million. Prior to

December 31, 2008, ARCA had incurred merger transaction expenses, including legal, accounting and due diligence costs of approximately $1.7 million. These costs were recorded on ARCA’s consolidated balance sheet as deferred transaction costs on December 31, 2008. On January 1, 2009, as part of ARCA’s adoption of ASC 805, these deferred transaction costs were expensed.

Restructuring Expense, net

In the second quarter of 2009, ARCA implemented a restructuring plan under which it terminated 44 employees from its R&D and SG&A functions. ARCA implemented the restructuring plan in connection with its strategy to seek strategic alternatives for commercializing Gencaro and to lower operating expenses to preserve capital resources. ARCA honored the Nuvelo, Inc. Change in Control Severance Benefit Plan for legacy Nuvelo employees affected, honored the employment agreement of one affected employee, and for the balance of affected employees, offered cash severance, acceleration of vesting on outstanding options representing the number of options that would have vested in one year had such employees continued to provide service, and an extension of the post-termination exercise period of the outstanding stock options to approximately one year.

As result of the restructuring plan, ARCA recorded a restructuring charge of $1.2 million for personnel-related termination costs in the second quarter of 2009, of which $795,000 relates to severance amounts to be paid in cash and $387,000 relates to the acceleration of vesting on outstanding stock options. In the third quarter of 2009, ARCA reduced the restructuring charge by $120,000 due to a change in estimate of severance costs. ARCA completed all payments associated with these restructuring charges in 2009.

During the third quarter of 2009, ARCA negotiated early terminations of the lease obligations related to the facilities in Sunnyvale, CA and San Carlos, CA, which were assumed in the Merger. The leases were terminated in consideration of payments by ARCA to the landlords consisting of: (i) retention by the landlords of security deposits totaling $1.0 million; (ii) cash payments totaling $5.4 million; (iii) $6.0 million of restricted cash, securing a letter of credit previously issued to secure tenant obligations under the lease, was retained by the landlord; and (iv) issuance of warrants to purchase ARCA’s common stock with an estimated fair value of $377,000 in accordance with the provisions of the San Carlos facility lease termination. As a result of the early lease terminations, ARCA wrote-off the accrued facility exit cost balance relating to the Sunnyvale facility of $11.0 million and the unfavorable lease liability and deferred rent balances of $848,000 relating to the San Carlos facility, incurred transaction costs of $117,000, and recognized a net charge for terminating the leases of approximately $1.2 million. The $1.2 million net charge is classified as restructuring expense in the consolidated statement of operations.

As part of the restructuring and lease terminations, management reviewed excess computer and office equipment for impairment, and recorded impairment charges of $125,000 for 2009, based on the excess of the carrying value over the estimated fair value less estimated costs to sell. The impairment charge is classified as restructuring expense in the consolidated statement of operations.

Loss on Impairment of In-process Research and Development

In the fourth quarter of 2009, ARCA performed its annual test for impairment of the in-process research and development asset acquired in the Merger. The test considered multiple factors influencing the value of the assets including:

•	the impact of capital market conditions, particularly increases in the cost of capital for the biopharmaceutical industry;

•	the impact of delays in the drug development timeline, including, but not limited to,

•	the impact of the limited development activity subsequent to the Merger,

•	the impact on the drugs projected revenue as a result of a delay in commercialization, considering the fixed patent expiry, and

•	the impact of increased risk of competition; and

•	the increasing likelihood of new healthcare legislation that could negatively impact the reimbursement and increase pricing pressure for the drug.

The evaluation of these factors, along with other uncertainties, leads ARCA to believe that the in-process research and development asset no longer has value as the fair value indicated by the Company’s analysis was zero. Accordingly, ARCA recorded a loss on impairment for the full balance of the asset totaling $6.0 million and wrote-off the related deferred tax liability of $2.3 million in the fourth quarter of 2009.

Gain on Bargain Purchase

In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase, and as a result, ARCA recorded a gain on bargain purchase of $25.3 million for the year ended December 31, 2009 in connection with the Merger. This gain is largely determined by the trading price of Nuvelo’s common stock on Nasdaq prior to the Merger, which ARCA believes is the most reliable measure of the consideration effectively transferred to effect the acquisition of Nuvelo. ARCA believes the gain on bargain purchase resulted from various factors that may have impacted the trading price of Nuvelo’s common stock, including, without limitation, the significant declines in the securities markets during the fourth quarter of 2008; uncertainty concerning the combined entities ability to obtain regulatory approval of the Gencaro NDA, ability to successfully commercialize Gencaro, if approved, and to raise additional capital to support the commercialization of Gencaro and to fund other business objectives; uncertainty regarding the combined entity’s ability to successfully integrate the business operations of Nuvelo; and uncertainty regarding the combined entities’ ability to further identify, develop and achieve commercial success for products and technologies; all of which may have impacted Nuvelo’s market capitalization at the time the Merger was consummated.

Interest and Other Income

Interest and other income was $217,000 for the year ended December 31, 2009, as compared to $240,000 for 2008. During 2009, ARCA had higher average investable balances representing the cash and investments acquired in the Merger. Despite the increase in cash and investments as a result of the Merger, interest and other income decreased compared to 2008 as a result of decreases in investment yields. ARCA expects interest income to be nominal in 2010 due to low investment yields and declining cash and investment balances.

Interest and Other Expense

Interest and other expense was $185,000 for the year ended December 31, 2009, as compared to $178,000 for 2008. The increase in interest and other expense in 2009 was primarily due to interest on the outstanding indebtedness under the Credit Facility and convertible notes. The convertible notes were converted into common stock upon closing of the Merger on January 27, 2009. The outstanding indebtedness under the Credit Facility was repaid in full in July 2009. Based on ARCA’s current capital structure, interest expense for 2010 is expected to be minimal.

Benefit from income taxes, net

Associated with the $6.0 million loss on impairment of the IPR&D asset, ARCA has written-off the related $2.3 million deferred tax liability. The write-off of the deferred tax liability was recorded as benefit from income taxes on the consolidated statement of operations.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$7,763	$7,740

As of December 31, 2009, ARCA had total cash and cash equivalents of $7.8 million, as compared to $7.7 million as of December 31, 2008. The net increase of $23,000 is primarily comprised of $45.5 million of cash, cash equivalents and marketable securities acquired in the Merger, offset by $41.7 million of cash used for operating activities and $3.9 million used for financing activities during the period.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2009	2008
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(41,726)	$(18,401)
Investing activities	45,635	(2,525)
Financing activities	(3,886)	12,804

Net increase (decrease) in cash and cash equivalents	$23	$(8,122)

Net cash used in operating activities for the year ended December 31, 2009 increased $23.3 million compared with the 2008 period primarily due to increases in SG&A expenses, as well as $11.4 million of lease termination payments, $4.3 million of merger transaction costs, and $4.0 million of severance costs.

Net cash provided by investing activities for the year ended December 31, 2009 increased $48.2 million compared with the 2008 period primarily due to $30.4 million of cash acquired in the Merger and $15.1 million of proceeds from the sale of marketable securities, also acquired in the Merger.

Net cash used in financing activities for the year ended December 31, 2009 primarily represents the repayment of $4.0 million related to the Credit Facility. Net cash provided by financing activities for the year ended December 31, 2008 was primarily the result of $8.8 million of proceeds from the issuance of convertible promissory notes and related warrants for common stock, and $4.0 million was borrowed under the Credit Facility.

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

In light of ARCA’s strategic direction and capital needs, ARCA implemented a plan of restructuring in the second quarter of 2009. ARCA implemented the restructuring plan in connection with its strategy to seek strategic alternatives for further development of Gencaro and to lower operating expenses to preserve its capital resources.

In the third quarter of 2009, after giving consideration to future financing needs, forecasted cash balances, interest expense, covenants impacting liquidity, and lease payments on unneeded facilities, ARCA settled the following obligations:

•	ARCA repaid the balance due under the Credit Facility, consisting of $2.9 million of outstanding principal and interest.

•

ARCA and the landlord for the facility in Sunnyvale, CA entered into an agreement providing for the early termination of the lease agreement associated with the Sunnyvale facility, which had been entered into by Nuvelo. The lease was terminated effective July 31, 2009 in consideration of a termination payment to the landlord consisting of: (i) retention by the landlord of a security deposit in the amount of $543,000; (ii) $6.0 million of restricted cash, securing a letter of credit previously issued to secure tenant obligations under the lease, was retained by the landlord; and (iii) an additional cash payment of $2.0 million. ARCA estimates net cash savings as a result of this lease termination to be approximately $2.6 million over the remaining term of the lease.

•

ARCA and the landlord for the facility in San Carlos, CA entered into an agreement providing for the early termination of the lease agreement dated January 11, 2005, as amended, which had been entered into by Nuvelo, and the issuance of a warrant to BioMed to purchase shares of common stock of ARCA. The lease was terminated effective September 18, 2009 in consideration of a termination payment to the landlord consisting of: (i) a cash payment of $3.4 million; (ii) retention by the landlord of a security deposit in the amount of $490,000; (iii) issuance to BioMed of a warrant to purchase 130,890 shares of common stock of ARCA at an exercise price of $3.82 per share, the closing price for ARCA’s common stock on the Nasdaq Global Market on the date the agreement was executed; and (iv) the assignment to the landlord of a certain sublease dated January 17, 2008 of a portion of the San Carlos facility. ARCA estimates net cash savings as a result of this lease termination to be approximately $2.2 million over the remaining term of the lease.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and ARCA’s ongoing operations, in 2009 ARCA reduced its operating expenses and is evaluating strategic alternatives for funding continued operations and development programs. ARCA will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets to support the continued clinical development of Gencaro, including the proposed additional clinical trial. ARCA intends to seek interim funding that could allow the Company to continue to operate while it continues to pursue a strategic combination, partnering, financing or licensing opportunities. If ARCA is delayed in completing or is unable to complete an interim financing and/or a strategic transaction, it may discontinue its development activities on Gencaro or to discontinue its operations. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

On December 8, 2009, ARCA entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which ARCA may, from time to time, offer and sell its common stock through the Agent up to an aggregate of $10 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Sales of ARCA’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed by ARCA and the Agent. The Agent will use commercially reasonable efforts to sell ARCA’s common stock from time to time, based upon instructions from ARCA, including any price, time or size limits or other customary parameters or conditions ARCA may impose. ARCA will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. ARCA may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. ARCA has not yet sold any shares of common stock under this Agreement.

ARCA believes that its cash and cash equivalents balance as of December 31, 2009 will be sufficient to fund its operations, at its current cost structure, through at least June 30, 2010. ARCA is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about ARCA’s ability to continue as a going concern. The consolidated financial statements contained in this report have been prepared with the assumption that ARCA will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of ARCA to continue as a going concern. ARCA may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

ARCA’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of discussions with the FDA regarding the requirements for approval of the Gencaro NDA, particularly, the requirements for a new clinical trial, the costs and timing of such a trial, and ARCA’s ability to successfully negotiate an SPA with respect to such a trial;

•	the market price of ARCA’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop rNAPc2;

•	ARCA’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of ARCA’s existing collaborative and licensing agreements.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of ARCA’s financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While ARCA’s significant accounting policies are described in Note 1 of “Notes to the Consolidated Financial Statements” included within Item 8 in this report, ARCA believes the following critical accounting policy affected its most significant judgments, assumptions, and estimates used in the preparation of its consolidated financial statements and, therefore, is important in understanding its financial condition and results of operations.

Valuation & Impairment Review of Acquired In-process Research and Development

ARCA acquired a significant in-process research and development (IPR&D) asset through the Merger related to NU172, a direct acting thrombin inhibitor that has completed Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures. A valuation firm was engaged to assist ARCA in determining the estimated fair value of this asset as of the acquisition date. The discounted cash flow model used in this valuation is highly sensitive to changes in the underlying assumptions. ARCA is required to make significant judgment and estimates when determining the underlying assumptions, including, but not limited to:

•	projected development costs, timing of such costs, and outcomes of clinical trials,

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from completed products and in-process projects, and

•	developing appropriate discount rates and probability rates by project.

The IPR&D asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual test for impairment was performed as of November 30. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its estimated fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. See Note 5 of “Notes to the Consolidated Financial Statements” included within Item 8 in this report for discussion of loss on impairment recorded as a result of the annual test for impairment performed in the fourth quarter of 2009.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board, or FASB, issued its final Statement of Financial Accounting Standard, or SFAS. SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, made the FASB Accounting Standards Codification, or the Codification or ASC, the single source of U.S. Generally Accepted Accounting Principles, or U.S. GAAP, used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. These updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009 the Company adopted the provisions of FASB ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value on the acquisition date. ASC 805 also requires that transactions costs related to the business combination be expensed as incurred and that changes in accounting for business combination related deferred tax asset valuation allowances and income tax uncertainties after the measurement period be recognized as current period income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of ASC 805 to the Merger, as discussed in Note 2 to consolidated financial statements within Item 8 of this annual report. Costs incurred during 2008 associated with the Merger were recorded as deferred transaction costs at December 31, 2008. On January 1, 2009, as part of the Company’s adoption of ASC 805, the balance of deferred transaction costs was expensed.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ARCA biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of ARCA biopharma, Inc. (a development stage enterprise) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from December 17, 2001 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARCA biopharma, Inc. (a development stage enterprise) and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from December 17, 2001 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon raising additional funds from strategic transactions, sales of equity, and/or issuance of debt. The Company’s ability to consummate such transactions is uncertain. As a result, there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boulder, Colorado

March 4, 2010

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,763	$7,740
Deferred transaction costs	—	1,668
Other current assets	522	270

Total current assets	8,285	9,678

Property and equipment, net	1,026	1,303
Other assets	61	98

Total assets	$9,372	$11,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$533	$804
Accrued compensation and employee benefits	241	1,071
Accrued expenses and other liabilities	756	1,549
Bank note payable	—	3,948
Convertible notes payable	—	8,351
Deferred rent, current portion	114	107

Total current liabilities	1,644	15,830

Deferred rent, net of current portion	316	430
Other long-term liabilities	—	132

Total liabilities	1,960	16,392

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of December 31, 2009 and 2008	—	—
Redeemable, convertible preferred stock, $0.001 par value.
Series A, 9,222,257 shares authorized; 0 and 9,222,257 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively; liquidation preference of $15 million at December 31, 2008	—	14,958
Series B, 6,511,961 shares authorized; 0 and 6,455,579 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively; liquidation preference of $18 million at December 31, 2008	—	17,907
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100 million and 40 million shares authorized at December 31, 2009 and December 31, 2008, respectively; 7,620,448 and 954,420 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	8	1
Additional paid-in capital	57,294	2,573
Deficit accumulated during the development stage	(49,890)	(40,752)

Total stockholders’ equity (deficit)	7,412	(38,178)

Total liabilities and stockholders’ equity (deficit)	$9,372	$11,079

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from December 17, 2001 (date of inception) to December 31, 2009
	2009	2008
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$10,010	$11,026	$36,164
Selling, general and administrative	12,840	8,467	28,241
Merger transaction costs	5,470	—	5,470
Restructuring expense, net	2,413	—	2,413
Loss on impairment of in-process research and development	6,000	—	6,000

Total costs and expenses	36,733	19,493	78,288

Loss from operations	(36,733)	(19,493)	(78,288)

Gain on bargain purchase	25,282	—	25,282
Interest and other income	217	240	1,261
Interest and other expense	(185)	(178)	(426)

Loss before income taxes	(11,419)	(19,431)	(52,171)

Benefit from income taxes	2,281	—	2,281

Net loss	$(9,138)	$(19,431)	$(49,890)

Less: Accretion of redeemable convertible preferred stock	(135)	(56)	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	(781)	—	(781)

Net loss available to common stockholders	$(10,054)	$(19,487)	$(50,916)

Net loss available to common stockholders per share:
Basic and diluted	$(1.42)	$(25.72)

Weighted average shares outstanding:
Basic and diluted	7,092,318	757,572

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.06 per share	—	—	—	—	15,529	—	1	—	1
Net loss	—	—	—	—	—	—	—	(116)	(116)

Balance, December 31, 2003	—	—	—	—	15,529	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.06 per share	—	—	—	—	118,319	—	7	—	7
Net loss	—	—	—	—	—	—	—	(511)	(511)

Balance, December 31, 2004	—	—	—	—	133,848	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.06 per share	—	—	—	—	17,533	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.06 per share	—	—	—	—	17,867	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $8.14 per share	—	—	—	—	5,419	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	186,571	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	(1,459)

Balance, December 31, 2005	—	—	—	—	361,238	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $0.72 per share	—	—	—	—	104,229	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	48,111	—	3	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $0.72 per share	—	—	—	—	83,443	1	59	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	15,028	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	229	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	(5,241)

Balance, December 31, 2006	9,222,257	14,919	—	—	612,278	1	1,582	(7,327)	(5,744)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $1.68 per share	—	—	—	—	7,817	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $1.80 per share	—	—	—	—	3,852	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	16,698	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	83,490	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	13,359	—	16	—	16
Net loss	—	—	—	—	—	—	—	(13,994)	(13,994)

Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	$—	—	$—	7,620,448	$8	$57,294	$(49,890)	$7,412

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from December 17, 2001 (date of inception) to December 31, 2009
	2009	2008
	(in thousands)
Cash flows used in operating activities:
Net loss	$(9,138)	$(19,431)	$(49,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	(25,282)	—	(25,282)
Depreciation and amortization	457	220	797
Non-cash interest expense	102	101	211
Share-based compensation	845	545	1,516
Issuance of warrants for lease termination	377	—	377
Issuance of common stock for license rights	—	—	214
Interest on notes converted to Series A Preferred Stock	—	—	5
Interest on notes converted to common stock	—	—	48
Accretion of liabilities	152	—	152
Impairment of property and equipment	125	—	125
Impairment of in-process research and development	6,000	—	6,000
Write-off of deferred tax liability	(2,281)	—	(2,281)
Loss from disposal of property and equipment	47	24	71
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	2,807	(192)	2,543
Other assets	7,084	(61)	7,009
Accounts payable	(2,460)	(865)	(1,657)
Accrued expenses and other liabilities	(20,454)	721	(18,448)
Deferred rent	(107)	537	430

Net cash used in operating activities	(41,726)	(18,401)	(78,060)

Cash flows provided by (used in) investing activities:
Cash received from Merger	30,392	—	30,392
Payment of deferred transaction costs	—	(1,186)	(1,186)
Purchase of property and equipment	(185)	(1,344)	(1,856)
Proceeds from sale of marketable securities	15,106	—	15,106
Proceeds from sale of property and equipment	322	5	327

Net cash provided by (used in) investing activities	45,635	(2,525)	42,783

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	8,750	10,841
Proceeds from issuance of bank note payable	—	4,000	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	114	54	196
Repayment of principal on bank note payable	(4,000)	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)

Net cash (used in) provided by financing activities	(3,886)	12,804	43,040

Net increase (decrease) in cash and cash equivalents	23	(8,122)	7,763
Cash and cash equivalents, beginning of period	7,740	15,862	—

Cash and cash equivalents, end of period	$7,763	$7,740	$7,763

Supplemental cash flow information:
Interest paid	$97	$7	$107

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$151	$—	$163

Warrant issued in connection with credit facility	$—	$62	$111

Accrued deferred transaction costs	$—	$482	$482

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for heart failure and other cardiovascular diseases. The Company’s lead product candidate is GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator for chronic heart failure, or HF. The Company has identified common genetic variations in the cardiac nervous system that it believes interact with Gencaro’s pharmacology and may predict patient response. The Company has licensed exclusive, worldwide rights to Gencaro and has been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which ARCA believes will provide market exclusivity for Gencaro into 2025 in those markets.

In September 2008, the U.S. Food and Drug Administration, or FDA, accepted for filing the Company’s New Drug Application, or NDA, for Gencaro. On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to the Company which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. The CRL stated that in order to obtain approval of Gencaro, ARCA must conduct an additional clinical efficacy trial of Gencaro in patients with heart failure, among other things. In December 2009, ARCA submitted a clinical study protocol for review under the FDA’s Special Protocol Assessment, or SPA, process for the design of a clinical trial to assess the safety and efficacy of Gencaro in patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria we believe will be defined with the FDA during the SPA process, ARCA could formally submit a complete response to the FDA’s CRL based on an interim analysis, which could serve as the clinical effectiveness basis for FDA approval of Gencaro. ARCA believes that the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro if the data supports Gencaro’s effectiveness as defined in the SPA, if any, subject to an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent course or design. ARCA has not yet reached agreement with the FDA on the study protocol. Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from the Company’s SPA submission.

Merger with Nuvelo, Inc.

On January 27, 2009, the Company completed a business combination, or the Merger, with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008 (as amended, the “Merger Agreement”), in which a wholly-owned subsidiary of Nuvelo merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc. The business combination is treated as a reverse merger for accounting purposes, and ARCA Colorado is the accounting acquirer, and the entity formerly known as Nuvelo, Inc. is the acquired company (“Nuvelo” or the “acquired company”). The results of operations and cash flows for the year ended December 31, 2009 include the activities of the acquired company since the date of the Merger. Pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC, the historical financial statements of ARCA Colorado replaced the historical financial statements of the acquired company, and the disclosures in this report relating to the pre-Merger business of the Company, unless noted as being the business of Nuvelo prior to the Merger, pertain to the business of ARCA Colorado prior to the Merger. See Note 2 for further discussion of the Merger.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger Exchange Ratio and Reverse Stock Split

In conjunction with and immediately prior to the Merger, Nuvelo effected a 20-for-1 reverse stock split. As a result, and in accordance with the Merger Agreement, each outstanding common share and warrant or option to purchase ARCA Colorado’s common stock prior to the Merger was converted into the right to receive or purchase 0.16698070, or the Exchange Ratio, shares of the Company’s common stock (see Note 2), which Exchange Ratio incorporates the effect of the reverse stock split. All common shares, options and warrants to purchase common shares and per common share amounts for all periods presented in the accompanying financial statements and notes have been adjusted retroactively to reflect the effect of the Exchange Ratio, except for the par value per share and the number of shares authorized, which are not affected by the Exchange Ratio.

The accompanying consolidated financial statements and notes have not been adjusted to retroactively reflect the effect of the Exchange Ratio on preferred shares, warrants to purchase preferred shares, and per preferred share amounts. The ratios used to convert ARCA Colorado’s preferred stock and warrants to purchase ARCA Colorado’s preferred stock prior to the Merger into the right to receive or purchase shares of the Company’s common stock as a result of the Merger is discussed in Note 2.

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, exploring strategic alternatives for further developing Gencaro, and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of convertible promissory notes, and shares of its common and preferred stock. Additionally, as a result of the Merger, the Company acquired $45.5 million in cash and short-term investments.

Since ARCA Colorado was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. For the year ended December 31, 2009, the Company incurred a loss from operations of $36.7 million and had negative cash flows from operations of $41.7 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and the Company’s ongoing operations, in 2009, the Company reduced its operating expenses, suspended its development activities for programs other than Gencaro, and is evaluating strategic alternatives. The Company will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets to support the continued development of Gencaro, including the proposed additional clinical trial. The Company intends to seek interim funding that could allow it to operate through near term milestones while it continues to pursue strategic combination, partnering, financing or licensing opportunities. If the Company is delayed in completing or is unable to complete an interim financing and/or a strategic transaction the Company may discontinue its development activities on Gencaro.

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent up to an aggregate of $10 million in shares, which have been registered on a

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

registration statement on Form S-3 (File No. 333-148288). Sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market at market prices prevailing at the time of sale. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent under the Agreement. The Company has not yet sold any shares of common stock under this Agreement.

The Company believes that its cash and cash equivalents balance as of December 31, 2009 will be sufficient to fund its operations, at its current cost structure, through at least June 30, 2010. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of discussions with the FDA regarding the requirements for approval of the Gencaro NDA, particularly, the requirements for a new clinical trial, the costs and timing of such a trial, and the Company’s ability to successfully negotiate an SPA with respect to such a trial;

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop rNAPc2;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company is considered to be in the development stage at December 31, 2009.

Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates on various assumptions that are believed to be reasonable under the circumstances. The Company believes significant judgment was involved in estimating the fair value of assets acquired and liabilities assumed in the Merger, including in-process research and development, facility exit costs, clinical trial accruals, and in estimating other accrued liabilities, stock-based compensation, and income taxes. Additionally, significant estimates and judgment are required in the evaluation of in-process research and development for impairment. Management is continually evaluating and updating these estimates, and it is possible that these estimates will change in the future or that actual results may differ from these estimates.

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation & Impairment Review of Acquired In-process Research and Development

The Company acquired a significant in-process research and development, or IPR&D, asset through the Merger primarily related to NU172. A valuation firm was engaged to assist the Company in determining the estimated fair value of this asset as of the acquisition date. The discounted cash flow model used in this valuation is highly sensitive to changes in the underlying assumptions. The Company is required to make significant judgment and estimates when determining the underlying assumptions, including, but not limited to:

•	projected development costs, timing of such costs, and outcomes of clinical trials,

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from completed products and in-process projects, and

•	developing appropriate discount rates and probability rates by project.

The IPR&D asset is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual test for impairment is performed in the fourth quarter. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. If the carrying amount of the IPR&D exceeds its estimated fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. See Note 5 for discussion of impairment recorded as a result of the annual test performed in the fourth quarter of 2009.

Accrued Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued expenses. This process involves identifying services that third parties have performed on the Company’s behalf

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred by contract research organizations, or CROs, clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and could be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through communications with the vendors, including detailed invoices and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Certain significant vendors may also provide an estimate of costs incurred but not invoiced on a periodic basis. Expenses related to the CROs and clinical studies are primarily based on progress made against specified milestones or targets in each period.

Stock-Based Compensation

The Company’s stock-based compensation cost recognized includes: (a) compensation costs for current period vesting of all share-based awards granted prior to January 1, 2006, based on the intrinsic value method, and (b) compensation cost for current period vesting of all share-based awards granted or modified subsequent to January 1, 2006, based on the estimated grant date fair value. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

From Inception through December 31, 2005, the Company accounted for issuances of stock-based compensation under the intrinsic-value-based method of accounting. Under this method, compensation expense is generally recorded on the date of grant only if the estimated fair value of the underlying stock exceeds the exercise price.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against its deferred tax assets, as management has concluded that it is more likely than not that the net deferred tax asset will not be realized through future taxable income, based primarily on the Company’s history of operating losses. As a result of the Merger, a change of ownership of Nuvelo per Internal Revenue Code Section 382 occurred, and accordingly, the Company’s ability to utilize Nuvelo’s pre-Merger net operating loss carryforwards has been substantially reduced.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Years Ended December 31,
(In thousands, except share and per-share data)	2009	2008
Net loss	$(9,138)	$(19,431)
Less: Accretion of redeemable convertible preferred stock	(135)	(56)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	(781)	—

Net loss available to common shareholders	$(10,054)	$(19,487)

Weighted average shares of common stock outstanding	7,115,192	857,760
Less: Weighted-average shares of unvested common stock	(22,874)	(100,188)

Total weighted-average shares used in computing net loss per share available to common stockholders	7,092,318	757,572

Basic and diluted loss per share	$(1.42)	$(25.72)

Potentially dilutive securities representing 1.7 million and 3.2 million weighted average shares of common stock were excluded for the years ended December 31, 2009 and 2008, respectively, because including them would have an anti-dilutive effect on net loss attributable to common stockholders per share.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board, or FASB, issued its final Statement of Financial Accounting Standard, or SFAS. SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, made the FASB

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Codification, or the Codification or ASC, the single source of U.S. Generally Accepted Accounting Principles, or U.S. GAAP, used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. These updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009 the Company adopted the provisions of FASB ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value on the acquisition date. ASC 805 also requires that transactions costs related to the business combination be expensed as incurred and that changes in accounting for business combination related deferred tax asset valuation allowances and income tax uncertainties after the measurement period be recognized as current period income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied the provisions of ASC 805 to the Merger. Costs incurred during 2008 associated with the Merger were recorded as deferred transaction costs at December 31, 2008. On January 1, 2009, as part of the Company’s adoption of ASC 805, the balance of deferred transaction costs was expensed.

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

The Merger is treated as a reverse merger and accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. For accounting purposes, ARCA Colorado is considered to have acquired Nuvelo in the Merger, as the stockholders of ARCA Colorado prior to the Merger now have a controlling interest in the combined company and the Company’s management is the former management of ARCA Colorado. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Nuvelo are recorded as of the acquisition date, at their respective fair values. The results of operations and cash flows for the year ended December 31, 2009 include the activities of the acquired company since the date of the Merger.

Immediately prior to the Merger, each share of ARCA Colorado’s Series A preferred stock automatically converted into 1 share of ARCA Colorado’s common stock; each share and warrant to purchase ARCA Colorado’s Series B-1 preferred stock automatically converted into 1.219875 shares or warrants to purchase, as

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the completion of the Merger, Nuvelo was developing drugs for acute cardiovascular disease, gastro-intestinal, or GI, diseases and other debilitating medical conditions. Its development pipeline included NU172, a direct acting thrombin inhibitor that has completed Phase 1 development for use as a short-acting anticoagulant during medical or surgical procedures, and Phase 1 clinical candidate NU206, a recombinant, secreted protein for the potential treatment of GI, diseases, including inflammatory bowel disease, mucositis and bone disease. In the first quarter of 2008, Nuvelo discontinued the clinical development of its only late clinical-stage product candidate, alfimeprase. ARCA Colorado merged with Nuvelo primarily to increase its cash resources in the short-term while enhancing its access to capital necessary to commercialize its late stage product candidate, Gencaro, and to build its product development pipeline.

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the acquisition method of accounting for business combinations, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the Merger. The Company has finalized the acquisition consideration allocation, with the following amounts being allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of the Merger, as follows (in thousands):

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

In-process research and development: IPR&D represents projects under development by Nuvelo at the date of the Merger that had not yet been completed and had not achieved regulatory approval. It is estimated that approximately $6.0 million of the acquisition consideration represented purchased IPR&D primarily related to projects associated with the Nuvelo NU172 program. The fair value of IPR&D was determined using an income approach, as well as discussions with Nuvelo’s management and a review of certain program-related documents and forecasts of future cash flows. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to projected expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to risks associated with the drug discovery process and regulatory approval. A risk-adjusted discount rate was utilized to discount the probability adjusted net cash flows to their present value, to reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments. The Company recorded a deferred tax liability of $2.3 million related to the IPR&D asset. See Note 5 for discussion of loss on impairment recorded as a result of the annual test for impairment performed in the fourth quarter of 2009.

Pre-acquisition contingencies: The Company retains the obligations under Nuvelo’s employment agreements and compensation plans, pursuant to which Nuvelo employees are entitled to termination benefits

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon change of control and involuntary termination. Such plans were established prior to merger negotiations with ARCA Colorado, and were not entered into to benefit ARCA Colorado. These plans created a contingent liability for the Company as of the acquisition date, which was estimated for employees expected to be involuntary terminated at $1.7 million and is included in the consideration allocation above under the caption ‘Accrued employee liabilities’. The Company has not identified any other pre-acquisition contingencies where an acquisition-date liability was probable and the amount of the liability could be reasonably estimated. As a result of the Merger, the Company also became party to the legal matters described in Note 14, for which an acquisition-date liability was not considered probable.

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment and, as a result, has recorded a gain on bargain purchase of $25.3 million.

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

Merger transaction costs: The Company incurred merger transaction costs of $5.5 million, including financial advisory, legal, accounting and due diligence costs, which are recorded as merger transaction expenses on the consolidated statement of operations. Through December 31, 2008, the Company had incurred $1.7 million of merger transaction expenses, which were recorded as deferred transaction costs on the consolidated balance sheet at that date. On January 1, 2009, as part of the adoption of ASC 805, the balance of deferred transaction costs was expensed to merger transaction expenses on the consolidated statement of operations.

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

The following table provides supplemental pro forma financial information for the years ended December 31, 2009 and 2008 as if the acquisition had occurred as of the beginning of each year presented. For each period presented, the unaudited pro forma results exclude the nonrecurring charges for the merger

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction costs and the gain on bargain purchase. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of ARCA Colorado and Nuvelo. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Years Ended December 31,
(in thousands, except per share data)	2009	2008
Revenue	$—	$15,000
Net loss	(34,937)	(44,706)
Net loss per share, Basic and diluted	$(4.62)	$(6.08)

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund	$7,444	$—	$—	$7,444

The cost and fair value of the Company’s available-for-sale investments as of December 31, 2009 and December 31, 2008 were as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market fund	$7,444	—	—	$7,444	(a)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market fund	$7,671	—	—	$7,671	(a)

(a)	Reported as cash equivalents

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contract maturity of all of the Company’s available-for-sale investments is less than one year.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of December 31, 2009, the Company did not have any debt outstanding. As of December 31, 2008, the fair value of the Company’s bank note approximated the carrying amount, as the applicable interest rate approximated market rate. As of December 31, 2008, the fair value of the Company’s convertible notes also approximated the carrying amount, due to the then recent negotiation of the convertible notes and the short-term nature.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2009	December 31, 2008
Computer equipment	3 years	$200	$218
Lab equipment	5 years	142	85
Furniture and fixtures	5 years	398	415
Computer software	3 years	183	149
Leasehold improvements	Lesser of useful life or life of the lease	744	739

		1,667	1,606
Less accumulated depreciation and amortization		(641)	(303)

		$1,026	$1,303

For the years ended December 31, 2009 and 2008, and for the period from Inception through December 31, 2009, depreciation and amortization expense was $457,000, $220,000 and $797,000, respectively.

For the year ended December 31, 2009, the Company recorded an impairment charge of $125,000, based upon management’s determination of excess carrying value of certain computer and office equipment over the fair value less cost to sell. In conjunction with the lease termination and exit of the San Carlos facility in the third quarter of 2009, the remaining office equipment was determined to be impaired resulting in a $42,000 charge. In the second quarter of 2009, as a result of the reduction in force, management reviewed excess computer and office equipment for impairment and recognized a charge of $83,000. The impairment charges are classified as restructuring expense in the consolidated statement of operations.

(5) In-Process Research and Development

The Company acquired an IPR&D asset through the Merger related to projects associated with Nuvelo’s NU172 program. A valuation firm was engaged to assist the Company in determining the estimated fair value of this asset as of the acquisition date. The estimated fair value as of the acquisition date of $6.0 million was determined using an income approach, as well as discussions with Nuvelo’s management and a review of certain program-related documents and forecasts of future cash flows. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The IPR&D asset was considered an indefinite-lived intangible asset and was therefore not subject to amortization. However, the asset is reviewed at least annually for impairment. ARCA performed its annual test for impairment as of November 30, 2009. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. The income approach, a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value, included probability adjustments to projected expenses and revenue in order to reflect the expected probabilities of incurring development cost prior to commercialization and the probability of achieving commercial revenue due to risks associated with the drug discovery process and regulatory approval. A risk-adjusted discount rate was utilized to discount the probability adjusted net cash flows to their present value, to reflect the time value of money and risks of commercialization, sales, and competition, which are risk elements explicitly not addressed in the probability adjustments.

The evaluation considered multiple factors influencing the value of the asset, including:

•	the impact of capital market conditions, particularly increases in the cost of capital for the biopharmaceutical industry;

•	the impact of delays in the drug development timeline, including, but not limited to,

•	the impact of the limited development activity subsequent to the Merger,

•	the impact on the drugs projected revenue as a result of a delay in commercialization, considering the fixed patent expiry, and

•	the impact of increased risk of competition; and

•	the increasing likelihood of new healthcare legislation that could negatively impact the reimbursement to be received and increase pricing pressure for the drug.

The evaluation of these factors, along with other uncertainties, leads the Company to believe that the in-process research and development asset no longer has value as the fair value indicated by the Company’s analysis was zero. As the carrying amount of the IPR&D exceeds its estimated fair value, an impairment loss must be recognized in an amount equal to that excess. Accordingly, the Company recorded a loss on impairment for the full balance of the asset totaling $6.0 million in the fourth quarter of 2009. The Company’s related deferred tax liability of $2.3 million was also written-off, and was recorded on the consolidated statement of operations as benefit from income taxes.

(6) Restructuring

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the restructuring plan, the Company recorded a restructuring charge of $1.1 million for personnel-related termination costs, of which $675,000 relates to severance amounts to be paid in cash and $387,000 relates to the acceleration of vesting on outstanding stock options (see Note 16, Stock-based Compensation). The Company completed all payments associated with this restructuring plan by December 31, 2009.

The following table summarizes activity in the severance accrual for the year ended December 31, 2009 (in thousands):

Severance costs expected to be paid in cash, accrued during 2009	675
Cash payments	(675)

Severance accrual at December 31, 2009	$—

As a result of the reduction in force, management reviewed excess computer and office equipment for impairment. The Company recorded an impairment charge of $83,000, based on the excess of the carrying value over the fair value less cost to sell. The impairment charge is classified as restructuring expense in the consolidated statement of operations.

Lease Termination—Sunnyvale facility

As a result of the Merger, the Company assumed an operating lease for a 139,000-square-foot facility in Sunnyvale, California, or the Sunnyvale Facility, which had previously been exited by Nuvelo. The term of the lease for the facility was set to expire on May 31, 2011. The Company recorded a facility exit liability of $13.3 million as of the acquisition date to reflect the estimated fair value of this liability using a discounted cash flow method.

In the third quarter of 2009, the Company and landlord for the Sunnyvale Facility entered into a Lease Surrender and Termination Agreement, or the Sunnyvale Termination Agreement, providing for the early termination of the lease agreement associated with the Sunnyvale Facility. Under the terms and conditions of the Sunnyvale Termination Agreement, the lease was terminated effective July 31, 2009 in consideration of a termination payment by the Company to the landlord consisting of: (i) retention by the landlord of a security deposit in the amount of $543,000; (ii) $6.0 million of restricted cash, securing a letter of credit previously issued to secure tenant obligations under the lease, was retained by the landlord; and (iii) an additional cash payment of $2.0 million. As a result of the early termination of the lease agreement, the Company wrote-off the accrued facility exit cost balance of $11.0 million and recognized a gain of $2.4 million, which is included within restructuring expense in the consolidated statement of operations.

The following table summarizes the activities related to accrued facility exit costs for the year ended December 31, 2009 (in thousands):

Fair value of facility exit cost liability assumed in the Merger:	$13,278
Amounts paid prior to termination	(2,860)
Amounts received for sublease prior to termination	268
Non-cash accretion, net	306
Extinguishment upon lease termination	(10,992)

Balance as of December 31, 2009	$—

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-cash accretion expense of $306,000 for the year ended December 31, 2009 was included in general and administrative expenses.

Lease Termination—San Carlos facility

As a result of the Merger, the Company also assumed a seven-year lease agreement for approximately 69,000 square feet of space in San Carlos, California, or the San Carlos Facility. The lease term commenced on September 1, 2005, and contained an option to cancel after five years upon payment of certain amounts specified in the lease, and two options to extend the lease for five additional years, each at 95% of the then-current fair market rental rate (but not less than the existing rental rate). Nuvelo used this facility for its headquarters prior to the Merger. The Company also assumed a sublease agreement related to this facility for approximately 6,800 square feet of the space. The sublease agreement dated January 2008 and expiring in January 2011, could be extended by the subtenant for three additional periods of one year each, subject to certain conditions contained in the sublease agreement. The Company had continued to use this facility for certain laboratory and general business purposes. As of the date of the Merger, the Company determined that the net terms of the lease and sublease were unfavorable compared with the market terms of leases for similar facilities, and as a result recorded a liability representing the estimated fair value of such unfavorable terms. The Company estimated the fair value of the unfavorable lease liability to be $943,000 as of the acquisition date using a discounted cash flow model comparing the contractual lease payments and receipts to an estimated market rate for such payment and receipts. The unfavorable lease liability was classified on the accompanying consolidated balance sheet as ‘accrued expenses and other liabilities’ for the current portion and as ‘other long-term liabilities’ for the non-current portion and was being amortized to operating expense on a straight-line basis over the term of the lease and sublease.

In the third quarter of 2009, the Company and the landlord of the San Carlos Facility and BioMed Realty, L.P., or BioMed, entered into a Lease Termination and Warrant Purchase Agreement, or the San Carlos Termination Agreement, providing for the early termination of the lease agreement dated January 11, 2005, as amended, and the issuance of a warrant to BioMed to purchase shares of common stock of the Company. Under the terms and conditions of the San Carlos Termination Agreement, the lease was terminated effective September 18, 2009 in consideration of a termination payment by the Company to the landlord consisting of: (i) a cash payment of $3.4 million; (ii) retention by the landlord of a security deposit in the amount of $490,000; (iii) issuance to BioMed of a warrant to purchase 130,890 shares of common stock of the Company at an exercise price of $3.82 per share, the closing price for the Company’s common stock on the Nasdaq Global Market on the date the San Carlos Termination Agreement was executed; and (iv) the assignment to the landlord of the sublease described above. The Company estimated the fair value of the warrants using the Black-Scholes model to be $377,000. In connection with the San Carlos Termination Agreement and the exiting of the San Carlos Facility, the Company also wrote-off the unfavorable lease liability and deferred rent balances of $848,000 and incurred transaction costs of $117,000, and as a result recognized a restructuring charge of $3.7 million. Additionally, an asset impairment charge was recorded in third quarter of 2009 for $42,000 representing the excess carrying value over fair value less cost to sell relating to the remaining office equipment at the San Carlos Facility. The impairment charge is classified as restructuring expense in the consolidated statement of operations.

(7) Convertible Promissory Notes

In October 2008, the Company entered into convertible promissory notes with certain of ARCA Colorado’s existing investors. The principal amount of the convertible notes was $8.4 million and the notes bore interest at 6% per annum. The entire principal and accrued interest on the notes were scheduled to be due on March 31,

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(8) Bank Note Payable

In July 2007, the Company obtained a credit facility of $4.0 million, or the Credit Facility, from Silicon Valley Bank, or SVB, to be used solely for working capital and to fund general business requirements. In August 2008, the Company borrowed the full $4.0 million available under the Credit Facility. The principal amount outstanding under the Credit Facility bore interest at a rate of 4.25% per annum, unless the Company and its subsidiaries failed to maintain the lesser of $10 million or 100% of all of their invested cash balances in designated accounts with SVB, in which event, the interest rate would have been permanently increased to a rate equal to SVB’s prime rate plus 2.0%, which would be fixed as of the date such accounts fall below the thresholds. Monthly principal and interest payments were due on the Credit Facility through the maturity date of December 1, 2010. The Company’s obligations under the Credit Facility were secured by a majority of the Company’s assets. The Company also agreed to pledge to SVB restricted certificates of deposit, or CD’s, issued by SVB, with the aggregate amount of the pledged CD’s varying from time to time depending on the aggregate amount of unrestricted cash maintained by the Company with SVB.

On July 10, 2009, the Company repaid all amounts due under the Credit Facility, which totaled $2.9 million of outstanding principal and interest.

(9) Related Party Arrangements

(a) Transactions with the Company’s President and Chief Executive Officer

The Company has entered into certain transactions with its President and Chief Executive Officer for the advancement of research in chronic heart failure. Effective July 1, 2009, the Company entered into an unrestricted research grant with its President and Chief Executive Officer’s research laboratory, or the Lab, for $242,000 for a one-year term. For the period from July 1, 2008 through June 30, 2009, the Company provided funding to the Lab under another unrestricted research grant, also for $242,000. In the first half of 2008 the Company provided research funding for the lab of approximately $150,000, in accordance with a similar unrestricted research grant arrangement. Funding of the unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2009 and 2008 was $220,000 and $294,000, respectively, and $971,000 from Inception through December 31, 2009.

The Company is a party to a materials transfer agreement with the University of Colorado, under which the Company has agreed to pay $35,000 per year to maintain the Heart Tissue Bank associated with the President and Chief Executive Officer’s research lab at the University of Colorado. Total expense for each of the years ended December 31, 2009 and 2008 was $35,000 and was $175,000 from Inception through December 31, 2009.

The Company had an agreement with the University of Colorado for the development of certain data supporting its research and development, which was completed in 2008. Total expense under this arrangement for the year ended December 31, 2008 and from Inception through December 31, 2009 was $76,000.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Cardiovascular Pharmacology and Engineering Consultants, LLC

The Company has entered into a strategic license agreement with CPEC, a licensing subsidiary of Indevus Pharmaceuticals Inc., which holds ownership rights to certain clinical trial data of Gencaro, for exclusive license rights to use this data and an exclusive sublicense to develop, make, have made, use, import, offer for sale, market, commercialize, distribute, and sell and otherwise dispose of the product Gencaro. In connection with this agreement, the Company issued 66,792 shares of common stock. The estimated fair value of shares granted was $0.72 per share. The Company recorded the estimated fair value of the shares as research and development expense because the rights granted under the agreement have no alternate use other than the Company’s research and development efforts. In addition, the Company owes royalties based upon its commercial sales and certain regulatory milestones. In August 2008, the Company paid CPEC a milestone payment of $500,000 based on the July 31, 2008 submission of its NDA with the FDA. Total expense during 2009 and 2008 was $0 and $500,000, respectively, and $1.5 million from Inception through December 31, 2009.

(10) Commitments and Contingencies

In addition to the legal matters discussed in Note 14, the Company has or is subject to the following commitments and contingencies:

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

Operating Leases

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado, which serves as the Company’s primary business offices. The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term. Tenant improvement reimbursements from the landlord totaled $593,000 which were recorded as deferred rent and are amortized as reductions to rent expense over the lease term. Rent expense under this lease for the years ended December 31, 2009 and 2008 was $123,000 and $72,000, respectively, and was $195,000 from Inception through December 31, 2009.

Below is a summary of the future minimum lease payments committed under Company’s facility in Broomfield, Colorado as of December 31, 2009 (in thousands):

2010	$237
2011	244
2012	251
2013	128

Total future minimum rental payments	$860

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CardioDx, Inc.

In June 2006, the Company entered into a license agreement, or License Agreement, with CardioDx, Inc., or CardioDx. The license gives the Company a nonexclusive, royalty bearing license for diagnostic rights to key genetic markers that are relevant for prescribing Gencaro. The term of the License Agreement extends to the latest expiring patent underlying the diagnostic rights. The license permits the Company to sublicense its rights under certain conditions, and in February 2007, the Company sublicensed its rights and transferred its royalty and other fee obligations to Laboratory Corporation of America. In October 2009, CardioDx gave notice to the owner of the rights covered by the License Agreement, the University of Cincinnati, or Cincinnati, that it was terminating its license agreement with Cincinnati, which would automatically terminate the license with the Company. The Company has entered into an exclusive option with Cincinnati to exclusively license diagnostic rights to genetic markers, including the rights included in the license agreement with CardioDx.

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

(11) Collaborative Agreements

Archemix

In July 2006, Nuvelo entered into a collaboration agreement with Archemix Corporation. Under the agreement, Archemix is responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and the Company is responsible for development and worldwide

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercialization of these product candidates. In August 2006, Nuvelo made an upfront license fee payment to Archemix of $4.0 million, and pursuant to the terms of the agreement committed to funding at least $5.25 million of Archemix’s research over the first three years of the agreement. In 2009, the Company’s development expense under the collaboration agreement with Archemix totaled approximately $875,000. As of July 2009, this funding commitment had been satisfied. Archemix may receive payments totaling up to $35.0 million per development compound on the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In February 2008, Nuvelo paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172. If the Company enrolls the first patient in a Phase 2 trial of NU172, the Company is obligated to pay Archemix a $3.0 million milestone fee. At the initiation of the first Phase 3 study for any licensed compound, Archemix has the option to elect to participate in profits from sales of the compound by funding its pro rata share of prior and future product development and commercialization expenses, in lieu of receiving milestone payments and royalties with respect to that compound. In addition, the Company is obligated to purchase Archemix common stock having a value equal to the lesser of $10.0 million or 15% of the shares issued by Archemix in a qualified initial public offering of Archemix stock occurring within five years of the effective date of the 2006 collaboration agreement.

Dendreon

In February 2004, Nuvelo obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation as a result of a licensing agreement entered into with them. Under the terms of the agreement, Nuvelo paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) in 2004. Future milestone payments to Dendreon could reach as much as $23.5 million if all development and commercialization milestones are achieved. ARCA currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, ARCA will be responsible for paying royalties to Dendreon based on sales of rNAPc2.

(12) Equity Distribution Agreement

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent up to an aggregate of $10 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and the Agent. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. The Company may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. The Company has not yet sold any shares of common stock under this Agreement.

(13) Preferred Stock

(a) Series A Redeemable Convertible Preferred Stock

In February 2006, the Company issued 6,148,171 shares of Series A Redeemable Convertible Preferred Stock, or Series A Preferred Stock, at a price of $1.6265 per share. In December 2006, the Company issued an additional 3,074,086 shares of Series A Preferred Stock at a price of $1.6265 per share. Each share was initially

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Warrants for Series B Redeemable Preferred Stock

In July 2007, the Company issued warrants to purchase 31,790 shares of Series B-1 Preferred Stock to SVB in connection with the Credit Facility. The warrants had an exercise price of $2.439 per share, a 10-year life, and were fully vested and exercisable at the time of grant. As a result of the Merger, these warrants were converted into warrants to purchase 6,475 shares of common stock at an exercise price of $14.61 per share. In August 2008, the Company issued 24,592 warrants for its Series B-2 Preferred Stock to SVB in connection with a borrowing under the Credit Facility. The warrants had an exercise price of $3.253 per share, a 10-year life, and were fully vested and exercisable at the time of grant. As a result of the Merger, such warrants were converted into warrants to purchase 6,679 shares of common stock at an exercise price of $19.48 per share. The estimated fair value of the warrants at the time of issuance was accounted for as a debt discount within long-term liabilities, and was being reflected as additional interest expense over the term of the Credit Facility. See Note 8, Bank Note Payable, for discussion of the repayment of the Credit Facility.

(14) Legal Matters

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. The Company filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. A case management conference is scheduled for March 25, 2010. Based on plaintiff’s amended complaint, the Company believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that the Company could be forced to incur material expenses in the litigation and, in the event of an adverse outcome the Company’s business could be harmed.

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(15) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $157,000 and $136,000 for the years ended December 31, 2009 and 2008, respectively, and has contributed $394,000 from Inception through December 31, 2009.

(16) Stock-based Compensation

Warrants

As of December 31, 2009, warrants to purchase 341,201 shares of common stock were outstanding and exercisable at exercise prices ranging from $3.82 to $241.44, with a weighted average exercise price per share of $19.64. These warrants, which were granted as part of various financing and business agreements, expire at various times between February 2011 and August 2018. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model.

Stock Plans

The Company’s equity incentive plan was amended, as approved by shareholders on June 25, 2009, to (i) change the name of the plan from the Amended and Restated Nuvelo, Inc. 2004 Equity Incentive Plan to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan, or the Equity Plan, (ii) increase the maximum number of shares issuable under the plan, revise the formula for determining the maximum number of shares issuable under the plan and implement new share usage rules; and (iii) adjust the award limitations for stock options and stock appreciation rights. As a result of such amendment, the maximum number of shares issuable under the Equity Plan was increased by 326,323 shares.

The Equity Plan provides for the granting of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares,

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2009, options to purchase 330,073 shares were outstanding under the Equity Plan, and 565,541 shares were reserved for future awards.

In general, the Equity Plan authorizes the grant of stock options that vest at rates set by the Board of Directors or the Compensation Committee thereof. Generally, stock options granted by ARCA under the equity incentive plans become exercisable ratably for a period of three to four years from the date of grant and have a maximum term of ten years. The exercise prices of stock options under the equity incentive plan generally meet the following criteria: the exercise price of incentive stock options must be at least 100% of the fair market value on the grant date and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date.

ARCA’s other stock plans under which options remained outstanding as of December 31, 2009 are the 1995 Employee Stock Option Plan, the Non-Employee Director Stock Option Plan and the 2002 Equity Incentive Plan. As of December 31, 2009, options to purchase 14,760 shares were outstanding under these stock plans. Additionally, as of December 31, 2009, options to purchase 21,969 shares granted outside of any of Nuvelo’s stock plans were outstanding. In conjunction with the Merger, the Company discontinued grants under its 2004 Stock Option Plan effective January 27, 2009. As of December 31, 2009, options to purchase 554,302 shares with a weighted-average exercise price of $2.42 per share were outstanding under this plan. Options and awards outstanding under this plan will continue to vest according to the original terms of each grant. No new awards will be granted under this plan. Subsequent to the Merger, the Company has granted stock-based compensation awards under the Equity Plan.

The Company granted options to purchase 491,974 and 304,539 shares of common stock in the years ended December 31, 2009 and 2008, respectively. The fair values of employee stock options granted in the years ended December 31, 2009 and 2008 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted-average grant date fair value per share:

	Years Ended December 31,
	2009	2008
Expected term	6.4 years	6.0 years
Expected volatility	79%	63%
Risk-free interest rate	1.3%	3.2%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$3.21	$1.79

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of ARCA’s stock option activities for the years ended December 31, 2009 and 2008, and related information as of December 31, 2009, is as follows:

	For the years ended December 31,
	2009		2008
	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	584,668	$1.74	530,806	$0.78
Assumed in Merger	278,025	284.59	—	—
Fractional option adjustment	(41)	1.74	—	—
Granted	491,974	4.56	304,539	2.46
Exercised	(63,123)	1.80	(216,926)	0.24
Forfeited and cancelled	(370,399)	49.03	(33,751)	1.44

Options outstanding, end of period	921,104	$69.60	584,668	$1.74

Options exercisable, end of period	543,279	$115.67	272,517	$1.26

Options vested and expected to vest	896,868	$71.39

The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was $105,000 and $452,000, respectively. As of December 31, 2009, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $784,000, and the weighted-average period over which compensation expense related to these options was expected to be recognized was 2.7 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.06 - $ 0.60	11,589	5.28	$0.36	11,589	$0.36
0.90 - 0.90	203,691	6.83	0.90	152,760	0.90
1.68 - 1.86	144,426	7.43	1.81	83,324	1.80
1.86 - 2.90	195,689	8.66	2.83	54,137	2.79
3.78 - 9.60	205,185	8.10	5.47	81,283	5.48
9.60 - 198.10	88,331	5.31	126.50	88,051	126.80
198.10 - 1,901.28	72,193	3.57	703.80	72,135	704.10

	921,104	7.17	$69.60	543,279	$115.67

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009 and 2008 and for the period from Inception through December 31, 2009, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended December 31,		Period from December 17, 2001 (date of inception) to December 31, 2009
	2009	2008
Research and Development	$114	$121	$251
Selling, General and Administrative	344	424	878
Restructuring Expense	387	—	387

Total	$845	$545	$1,516

Stock-based compensation expense related to non-employees was negligible in 2009 and 2008. ARCA did not recognize any tax benefit related to employee stock-based compensation cost, as a result of the full valuation allowance on its net deferred tax assets.

Stock Option and Restricted Stock Award Modifications

As discussed above in Note 6, the restructuring plan implemented by the Company in the second quarter modified certain outstanding unvested stock options held by the affected employees. Outstanding stock options held by affected employees not formerly employed by Nuvelo were modified such that vesting was accelerated on outstanding options representing the number of options that would have vested in one year had such employees continued to provide service to the Company, and the post-termination exercise period of the outstanding stock options was extended to approximately one year. The Company accelerated the vesting on 55,441 stock options.

The Company estimated the fair value of the modified awards using the Black-Scholes model with the following inputs: 1 year expected term; 94% volatility, 0.52% risk-free interest rate, and 0% dividend yield. As a result, the Company recorded a net charge of $381,000 for the option acceleration.

In November 2006, the Company entered into a restricted stock agreement with its President and CEO for 83,490 shares, whereby the President and CEO could purchase the shares at their estimated fair value of $0.90 per share. The Company retained certain repurchase rights (allowing the Company to repurchase the shares at the price paid by this individual) on 41,745 shares that would have lapsed on the date that the trading value of Company’s common stock, listed on a national exchange, resulted in market capitalization of the Company, as reported by such exchange over the immediately preceding ten business days, of at least $250.0 million, or a corporate transaction resulted in consideration paid by the acquirer of at least $250.0 million. Repurchase rights on the remaining 41,745 shares would have lapsed on the same terms as the first 41,745 shares if the two conditions above were met with values of at least $500.0 million. In February 2007, the Company amended the purchase terms of the restricted stock agreement to provide that the purchase price for 41,745 shares was deemed to be satisfied in consideration for services rendered to the Company, with an estimated fair value of $37,250. The estimated fair value of the services was expensed, and the total consideration received of $75,000 was reflected as a long-term liability. In October 2008, the restricted stock agreement was amended to provide that the Company’s repurchase rights would lapse with respect to all 83,490 shares upon close of the Merger. As a result of such amendment, the Company estimated the fair value of the modification to be $438,000 of which $88,000 was recognized as share-based compensation expense in the first quarter of 2009, and the remainder was recognized in the fourth quarter of 2008.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Income Taxes

The Company recorded a $2.3 million benefit from income taxes in 2009 on the consolidated statement of operations due to the write-off of the deferred tax liability related to the IPR&D asset. See Note 5 for discussion of loss on impairment of IPR&D recorded as a result of the annual test for impairment performed in the fourth quarter of 2009.

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. Since June 2005 through December 31, 2009, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $69.8 million, and approximately $563,000 of research and development credits may be used to offset future taxable income. The net operating loss carryforwards will expire beginning 2025 through 2029. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by IRC Section 382. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $28.4 million at December 31, 2009, reflecting an increase of approximately $12.9 million from December 31, 2008. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2009 the Company has not performed a Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

The differences between the provision for income taxes and the amounts computed by applying the U.S. federal statutory income tax rate to the loss before provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2009	2008
U.S. federal income tax benefit at statutory rates	$(3,997)	$(6,800)
State income tax benefit, net of federal benefit	(630)	(585)
Research and experimentation credits	(136)	(224)
Gain on bargain purchase	(10,232)	—
Non-deductible merger costs	2,219	—
Deferred tax liability on impaired IPR&D asset	(2,281)	—
Other	(173)	73
Change in valuation allowance	12,949	7,536

	$(2,281)	$—

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Without regard to the deferred tax liability on the impaired IPR&D, the Company has had no provision for income taxes since inception due to its S-corporation status and its subsequent net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The income tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Current deferred tax assets:
Accrued vacation	$44	$45

Total current deferred tax assets	44	45
Valuation allowance	(44)	(45)

Net current deferred tax assets	—	—

Noncurrent deferred tax assets:
Net operating loss carryforwards	26,536	14,357
Charitable contribution carryforwards	317	233
Research and experimentation credits	563	427
Capitalized intangibles	473	392
Stock based compensation	336	156
Depreciation and amortization	56	—
Other	117	—

Total noncurrent deferred tax assets	28,398	15,565
Valuation allowance	(28,398)	(15,448)

Net noncurrent deferred tax assets	—	117

Deferred tax liabilities:
Noncurrent deferred tax liabilities:
Depreciation and amortization	—	(82)
Other	—	(35)

Total noncurrent deferred tax liabilities	—	(117)

Net deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2005. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2009 and 2008, the Company had no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months, and therefore, no reserve for uncertain income tax positions has been recorded. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No amounts of interest or penalties were recognized in the financial statements for the years ended December 31, 2009 and 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Acting Chief Financial Officer, we have evaluated the effectiveness of the design and operation of ARCA’s disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that ARCA’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, we have assessed the effectiveness of ARCA’s internal control over financial reporting as of December 31, 2009. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that ARCA’s internal control over financial reporting was effective as of December 31, 2009 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item, except for Equity Compensation Plan Information disclosed below, is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2010 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 for all of ARCA’s equity compensation plans:

	No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column(a) (c)
Equity compensation plans approved by security holders	915,801	$65.66	565,541
Equity compensation plans not approved by security holders(1)	5,303	$750.00	—

Total	921,104	$69.60	565,541

(1)	Consists of option granted to a former executive officer of Nuvelo described below which is not required to be and has not been approved by its stockholders.

A description of the equity incentive plans we maintain is set forth in Note 16 of the notes to consolidated financial statements in Item 8.

Non-Stockholder Approved Equity Arrangements

In 2001, Nuvelo granted Dr. Ted W. Love options to purchase shares of common stock in connection with and as an inducement to his commencement of employment with Nuvelo. Specifically, on January 11, 2001, Nuvelo granted Dr. Love an option to purchase 7,802 shares of common stock at an exercise price of $750.00 per share, the closing price on the date of grant, of which 5,303 remained outstanding as of December 31, 2009. Dr. Love’s employment as the president and chief executive officer of Nuvelo was terminated on January 27, 2009. Dr. Love continues to serve as a member of the board of directors of ARCA after the merger, and his stock options remain exercisable until his service as a board member terminates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2010 Annual Meeting of Stockholders.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(6)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(8)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(10)

4.1	Form of Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock. (included as part of Exhibit 3.1)

4.3	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

4.4	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.5	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

4.6	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.7	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.8	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.9	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.10	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

Exhibit Number	Description

4.11	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.12	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.13	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.14	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.15	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.16	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.17	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.18	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.19*	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.

10.1§	Amended and Restated Collaboration and License Agreement, dated July 31, 2006, by and between Nuvelo, Inc. and Archemix Corp.(2)

10.2	Lease, dated February 8, 2008, by and between ARCA Discovery, Inc. and Arista Place, LLC.(8)

10.3	Loan and Security Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

10.4	First Amendment to Loan and Security Agreement, dated January 21, 2009, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

10.5	Second Amendment to Loan and Security Agreement, dated March 23, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank.(8)

10.6	Third Amendment to Loan and Security Agreement, dated April 6, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank(15)

10.7	Fourth Amendment to Assumption of Loan and Security Agreement, dated April 10, 2009, by and between ARCA biopharma, Inc., ARCA biopharma Colorado, Inc. and Silicon Valley Bank(15)

10.8§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.(13)

10.9§	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.(14)

10.10§	Exclusive License Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.11§	First Amendment to Exclusive License Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.12§	Second Amendment to Exclusive License Agreement, dated July 20, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

Exhibit Number	Description

10.13	Third Amendment to Exclusive License Agreement, dated July 19, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.14§	Fourth Amendment to Exclusive License Agreement, dated August 22, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.15§	Diagnostic, Collaboration and Option Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and CardioDX, Inc.(13)

10.16§	Amendment to Diagnostic, Collaboration and Option Agreement, dated October 1, 2007, by and between ARCA Discovery, Inc. and CardioDX, Inc.(13)

10.17§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.(13)

10.18§	Development, Commercialization and Licensing Agreement, dated February 1, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(14)

10.19	Amendment No. 1 to Development, Commercialization and Licensing Agreement, dated May 14, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(13)

10.20§	Amendment No. 2 to Development, Commercialization and Licensing Agreement, dated June 10, 2008, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(13)

10.21§	Unrestricted Research Grant with the University of Colorado, dated July 27, 2007, by and between ARCA Discovery, Inc. and University of Colorado Health Services Center.(13)

10.22§	Unrestricted Research Grant with the University of Colorado, dated January 16, 2009, by and between ARCA biopharma, Inc. and University of Colorado Health Services Center.(13)

10.23	Materials Transfer Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado.(13)

10.24	Equity Distribution Agreement, dated December 8, 2009, between ARCA biopharma, Inc. and Wedbush Securities, Inc.(9)

10.25	Lease Surrender and Termination Agreement, dated August 5, 2009, by and between ARCA biopharma, Inc. and The Irvine Company LLC.(10)

10.26	Lease Termination and Warrant Purchase Agreement, dated September 18, 2009, by and between ARCA biopharma, Inc., BMR-201 Industrial Road LLC and BioMed Realty, L.P.(11)

10.27§*	Exclusive Option Agreement, dated December 2, 2009, by and between ARCA biopharma, Inc. and the University of Cincinnati.

10.28†	Nuvelo, Inc. Employee Stock Purchase Plan, as amended and restated on May 31, 2007.(3)

10.29†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.30†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.31†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.32†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.33†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.34†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

Exhibit Number	Description

10.35†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.36†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.(7)

10.37†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.(7)

10.38†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.(7)

10.39†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.(8)

10.40†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.(8)

10.41†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.(8)

10.42†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.(8)

10.43†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.(8)

10.44†	Form of Indemnification Agreement between Nuvelo, Inc. and its directors and officers.(1)

10.45†	Nuvelo, Inc. Amended Executive Change in Control and Severance Benefit Plan.(4)

10.46†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.(8)

10.47†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.(8)

10.48†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan(12)

10.49†	ARCA biopharma, Inc. Employee Severance Benefit Plan(12)

10.50†	ARCA biopharma, Inc. 2009 Reduction in Force Severance Benefit Plan(12)

10.51†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)(12)

10.52†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)(12)

10.53†*	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.

10.54	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.55	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.56	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.(8)

14.1	Code of Business Conduct and Ethics(10)

Exhibit Number	Description

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 30, 2009.(16)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, filed on June 12, 1997, as amended, File No. 333-29091.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 8, 2006, File No. 000-22873.
(3)	Previously filed with the SEC as an Appendix to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 7, 2007, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 25, 2008, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on October 29, 2008, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 8, 2009, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 24, 2009, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on August 21, 2009, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 15, 2009, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on November 6, 2009, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 10, 2009, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on March 30, 2009, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/s/ PATRICK M. WHEELER
Patrick M. Wheeler Principal Accounting Officer

Date: March 4, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Bristow and Patrick M. Wheeler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of ARCA biopharma, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL R. BRISTOW Michael R. Bristow	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010

/s/ PATRICK M. WHEELER Patrick M. Wheeler	Acting Chief Financial Officer (Principal Financial Officer)	March 4, 2010

/s/ RICHARD B. BREWER Richard B. Brewer	Director	March 4, 2010

/s/ JEAN-FRANCOIS FORMELA Jean-Francois Formela	Director	March 4, 2010

/s/ J. WILLIAM FREYTAG J. William Freytag	Director	March 4, 2010

/s/ LINDA GRAIS Linda Grais	Director	March 4, 2010

Signature	Title	Date

/S/ TED W. LOVE Ted W. Love	Director	March 4, 2010

/S/ MARY K. PENDERGAST Mary K. Pendergast	Director	March 4, 2010

/S/ BURTON E. SOBEL Burton E. Sobel	Director	March 4, 2010

/S/ JOHN L. ZABRISKIE John L. Zabriskie	Director	March 4, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(6)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(8)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(10)

4.1	Form of Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock. (included as part of Exhibit 3.1)

4.3	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

4.4	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.5	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

4.6	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.7	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.8	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.9	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.10	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.11	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.12	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.13	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.14	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.15	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.16	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

Exhibit Number	Description

4.17	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.18	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.19*	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.

10.1§	Amended and Restated Collaboration and License Agreement, dated July 31, 2006, by and between Nuvelo, Inc. and Archemix Corp.(2)

10.2	Lease, dated February 8, 2008, by and between ARCA Discovery, Inc. and Arista Place, LLC.(8)

10.3	Loan and Security Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

10.4	First Amendment to Loan and Security Agreement, dated January 21, 2009, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

10.5	Second Amendment to Loan and Security Agreement, dated March 23, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank.(8)

10.6	Third Amendment to Loan and Security Agreement, dated April 6, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank(15)

10.7	Fourth Amendment to Assumption of Loan and Security Agreement, dated April 10, 2009, by and between ARCA biopharma, Inc., ARCA biopharma Colorado, Inc. and Silicon Valley Bank(15)

10.8§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.(13)

10.9§	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.(14)

10.10§	Exclusive License Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.11§	First Amendment to Exclusive License Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.12§	Second Amendment to Exclusive License Agreement, dated July 20, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.13	Third Amendment to Exclusive License Agreement, dated July 19, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.14§	Fourth Amendment to Exclusive License Agreement, dated August 22, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(13)

10.15§	Diagnostic, Collaboration and Option Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and CardioDX, Inc.(13)

10.16§	Amendment to Diagnostic, Collaboration and Option Agreement, dated October 1, 2007, by and between ARCA Discovery, Inc. and CardioDX, Inc.(13)

10.17§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.(13)

10.18§	Development, Commercialization and Licensing Agreement, dated February 1, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(14)

Exhibit Number	Description

10.19	Amendment No. 1 to Development, Commercialization and Licensing Agreement, dated May 14, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(13)

10.20§	Amendment No. 2 to Development, Commercialization and Licensing Agreement, dated June 10, 2008, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(13)

10.21§	Unrestricted Research Grant with the University of Colorado, dated July 27, 2007, by and between ARCA Discovery, Inc. and University of Colorado Health Services Center.(13)

10.22§	Unrestricted Research Grant with the University of Colorado, dated January 16, 2009, by and between ARCA biopharma, Inc. and University of Colorado Health Services Center.(13)

10.23	Materials Transfer Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado.(13)

10.24	Equity Distribution Agreement, dated December 8, 2009, between ARCA biopharma, Inc. and Wedbush Securities, Inc.(9)

10.25	Lease Surrender and Termination Agreement, dated August 5, 2009, by and between ARCA biopharma, Inc. and The Irvine Company LLC.(10)

10.26	Lease Termination and Warrant Purchase Agreement, dated September 18, 2009, by and between ARCA biopharma, Inc., BMR-201 Industrial Road LLC and BioMed Realty, L.P.(11)

10.27§*	Exclusive Option Agreement, dated December 2, 2009, by and between ARCA biopharma, Inc. and the University of Cincinnati.

10.28†	Nuvelo, Inc. Employee Stock Purchase Plan, as amended and restated on May 31, 2007.(3)

10.29†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.30†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.31†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.32†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.33†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.34†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.35†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.36†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.(7)

10.37†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.(7)

10.38†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.(7)

10.39†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.(8)

10.40†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.(8)

Exhibit Number	Description

10.41†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.(8)

10.42†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.(8)

10.43†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.(8)

10.44†	Form of Indemnification Agreement between Nuvelo, Inc. and its directors and officers.(1)

10.45†	Nuvelo, Inc. Amended Executive Change in Control and Severance Benefit Plan.(4)

10.46†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.(8)

10.47†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.(8)

10.48†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan(12)

10.49†	ARCA biopharma, Inc. Employee Severance Benefit Plan(12)

10.50†	ARCA biopharma, Inc. 2009 Reduction in Force Severance Benefit Plan(12)

10.51†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)(12)

10.52†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)(12)

10.53†*	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.

10.54	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.55	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.56	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.(8)

14.1	Code of Business Conduct and Ethics(10)

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 30, 2009.(16)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, filed on June 12, 1997, as amended, File No. 333-29091.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 8, 2006, File No. 000-22873.
(3)	Previously filed with the SEC as an Appendix to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 7, 2007, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 25, 2008, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on October 29, 2008, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 8, 2009, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 24, 2009, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on August 21, 2009, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 15, 2009, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on November 6, 2009, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 10, 2009, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on March 30, 2009, File No. 000-22873.