Form 10-Q
period 2010-03-31
ARCA biopharma, Inc.
filed 2010-05-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 7, 2010: 8,735,127

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2010	December 31, 2009
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,627	$7,763
Net proceeds receivable from the issuance of common stock	6,848	—
Other current assets	928	522

Total current assets	12,403	8,285

Property and equipment, net	941	1,026
Other assets	61	61

Total assets	$13,405	$9,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241	$533
Accrued compensation and employee benefits	170	241
Accrued expenses and other liabilities	554	756
Deferred rent, current portion	116	114

Total current liabilities	1,081	1,644

Deferred rent, net of current portion	286	316

Total liabilities	1,367	1,960

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized; 8,734,459 and 7,620,448 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9	8
Additional paid-in capital	64,368	57,294
Deficit accumulated during the development stage	(52,339)	(49,890)

Total stockholders’ equity	12,038	7,412

Total liabilities and stockholders’ equity	$13,405	$9,372

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to
	2010	2009	March 31, 2010
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$820	$4,592	$36,984
Selling, general and administrative	1,628	5,324	29,869
Merger transaction costs	—	5,470	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000

Total costs and expenses	2,448	15,386	80,736

Loss from operations	(2,448)	(15,386)	(80,736)

Gain on bargain purchase	—	25,282	25,282
Interest and other income	1	101	1,262
Interest and other expense	(2)	(64)	(428)

(Loss) income before income taxes	(2,449)	9,933	(54,620)

Benefit from income taxes	—	—	2,281

Net (loss) income	$(2,449)	$9,933	$(52,339)

Less: Accretion of redeemable convertible preferred stock	—	(135)	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	(781)	(781)

Net (loss) income available to common stockholders	$(2,449)	$9,017	$(53,365)

Net (loss) income available to common stockholders per share:
Basic	$(0.32)	$1.61
Diluted	$(0.32)	$1.41

Weighted average shares outstanding:
Basic	7,640,454	5,611,586
Diluted	7,640,454	7,086,223

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.06 per share	—	—	—	—	15,529	—	1	—	1
Net loss	—	—	—	—	—	—	—	(116)	(116)

Balance, December 31, 2003	—	—	—	—	15,529	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.06 per share	—	—	—	—	118,319	—	7	—	7
Net loss	—	—	—	—	—	—	—	(511)	(511)

Balance, December 31, 2004	—	—	—	—	133,848	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.06 per share	—	—	—	—	17,533	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.06 per share	—	—	—	—	17,867	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $8.14 per share	—	—	—	—	5,419	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	186,571	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	(1,459)

Balance, December 31, 2005	—	—	—	—	361,238	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $0.72 per share	—	—	—	—	104,229	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	48,111	—	3	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $0.72 per share	—	—	—	—	83,443	1	59	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	15,028	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	229	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	(5,241)

Balance, December 31, 2006	9,222,257	14,919	—	—	612,278	1	1,582	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $1.68 per share	—	—	—	—	7,817	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $1.80 per share	—	—	—	—	3,852	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	16,698	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	83,490	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	13,359	—	16	—	16
Net loss	—	—	—	—	—	—	—	(13,994)	(13,994)

Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,075,000	1	6,847	—	6,848
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	39,011	—	122	—	122
Share-based compensation	—	—	—	—	—	—	105	—	105
Net loss	—	—	—	—	—	—	—	(2,449)	(2,449)

Balance, March 31, 2010	—	$—	—	$—	8,734,459	$9	$64,368	$(52,339)	$12,038

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to March 31, 2010
	2010	2009
	(in thousands)
Cash flows used in operating activities:
Net (loss) income	$(2,449)	$9,933	$(52,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	(25,282)	(25,282)
Depreciation and amortization	87	115	884
Non-cash interest expense	—	28	211
Share-based compensation	105	194	1,621
Issuance of warrants for lease termination	—	—	377
Issuance of common stock for license rights	—	—	214
Interest on notes converted to Series A Preferred Stock	—	—	5
Interest on notes converted to common stock	—	—	48
Accretion of liabilities	—	78	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Loss from disposal of property and equipment	—	—	71
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(104)	2,429	2,439
Other assets	—	—	7,009
Accounts payable	(292)	(1,697)	(1,949)
Accrued expenses and other liabilities	(453)	(3,250)	(18,901)
Deferred rent	(28)	(10)	402

Net cash used in operating activities	(3,134)	(17,462)	(81,194)

Cash flows (used in) provided by investing activities:
Cash received from Merger	—	30,392	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(2)	(155)	(1,858)
Proceeds from sale of marketable securities	—	5,700	15,106
Proceeds from sale of property and equipment	—	202	327

Net cash (used in) provided by investing activities	(2)	36,139	42,781

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	—	17	196
Repayment of principal on bank note payable	—	(514)	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)

Net cash (used in) provided by financing activities	—	(497)	43,040

Net (decrease) increase in cash and cash equivalents	(3,136)	18,180	4,627
Cash and cash equivalents, beginning of period	7,763	7,740	—

Cash and cash equivalents, end of period	$4,627	$25,920	$4,627

Supplemental cash flow information:
Interest paid	$—	$41	$107

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$151	$163

Warrant issued in connection with credit facility	$—	$—	$111

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company, Development Stage, and Basis of Presentation

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for heart failure and other cardiovascular diseases. The Company’s lead product candidate is Gencaro TM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator for chronic heart failure, or HF. The Company has identified common genetic variations in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response. The Company has licensed exclusive, worldwide rights to Gencaro and has been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which ARCA believes will provide market exclusivity for Gencaro into 2025 in those markets. In addition, the Company believes that if Gencaro is approved, the U.S. Gencaro patent will be eligible for patent term extension which, if granted, could provide an additional period of market exclusivity through approximately 2028.

In September 2008, the U.S. Food and Drug Administration, or FDA, accepted for filing the Company’s New Drug Application, or NDA, for Gencaro. On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to the Company which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. The CRL stated that in order to obtain approval of Gencaro, ARCA must conduct an additional clinical efficacy trial of Gencaro in patients with heart failure, among other things. In December 2009, ARCA submitted a clinical study protocol for review under the FDA’s Special Protocol Assessment, or SPA, process, and on March 25, 2010 submitted a revised protocol under such process, for the design of a clinical trial to assess the safety and efficacy of Gencaro in patients with HF who have the genotype that appears to respond most favorably to Gencaro. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria the Company believes will be defined with the FDA during the SPA process, ARCA could formally submit a complete response to the FDA’s CRL based on either of the interim analyses, serving as the clinical effectiveness basis for FDA approval of Gencaro. ARCA believes that the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro pending the FDA’s approval of an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent completion. ARCA has not yet reached agreement with the FDA on the study protocol. Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from the Company’s SPA submission, as revised. To support the continued development of Gencaro, including the proposed additional clinical trial, ARCA will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, or HFV, Ebola and Marburg. ARCA is currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, exploring strategic alternatives for further developing Gencaro, and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of convertible promissory notes and shares of its common and preferred stock, as well as through the business combination with Nuvelo, Inc, or Nuvelo.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Since ARCA Colorado was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $80.7 million and had negative cash flows from operations of $81.2 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets, or government funding to support the continued development of Gencaro, including the proposed additional clinical trial. In the first quarter of 2010, the Company raised $6.8 million of interim funding and may seek additional interim funding that could allow it to operate while it continues to pursue strategic combination, partnering, financing and or licensing opportunities. If the Company is delayed in completing or is unable to complete additional interim funding and or a strategic transaction, the Company may discontinue its development activities on Gencaro or discontinue its operations.

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market at market prices prevailing at the time of sale. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent under the Agreement. In the first quarter of 2010, the Company sold 1,075,000 shares of its common stock under this Agreement, resulting in $6.8 million of net proceeds.

The Company believes that its cash and cash equivalents balance as of March 31, 2010, as well as funds received subsequently from the sale of common stock discussed above, will be sufficient to fund its operations, at its current cost structure, through December 31, 2010. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond December 31, 2010. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	the Company’s ability to retain the listing of its common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2010 and results of operations and cash flows for the three months ended March 31, 2010 and 2009 have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements. The Company maintains cash and cash equivalent balances in the form of bank demand deposits, money market fund accounts and debt securities with financial institutions that management believes are creditworthy. Such balances may at times exceed the insured amount.

Accounting Standards Updates

In January 2010, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, or ASU 2010-06, which amends FASB ASC Topic 820-10, Fair Value Measurements and Disclosures. The update provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial position, results of operations or cash flows.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(2) Earnings (Loss) Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2010	2009
BASIC
Net (loss) income	$(2,449)	$9,933
Less: Accretion of redeemable convertible preferred stock	—	(135)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	(781)

Net (loss) income available to common shareholders	$(2,449)	$9,017

Weighted average shares of common stock outstanding	7,657,152	5,653,331
Less: Weighted-average shares of unvested common stock	(16,698)	(41,745)

Total weighted-average shares used in computing net (loss) income per share attributed to common stockholders	7,640,454	5,611,586

Basic (loss) earnings per share	$(0.32)	$1.61

DILUTED
Net (loss) income	$(2,449)	$9,933
Add: Interest on convertible notes payable	—	33

Net (loss) income available to common shareholders	$(2,449)	$9,966

Weighted average shares outstanding	7,640,454	5,611,586
Dilutive impact of stock plans	—	343,483
Dilutive impact of convertible securities	—	1,131,154

Dilutive shares outstanding	7,640,454	7,086,223

Diluted (loss) earnings per share	$(0.32)	$1.41

Potentially dilutive securities representing 1.3 million and 0.7 million weighted average shares of common stock were excluded for the three months ended March 31, 2010 and 2009, respectively, because including them would have an anti-dilutive effect on net (loss) income attributable to common stockholders per share.

(3) Merger with Nuvelo, Inc. on January 27, 2009

On January 27, 2009, the Company completed a business combination, or the Merger, with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008 (as amended, the “Merger Agreement”), in which a wholly-owned subsidiary of Nuvelo merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc, and its common stock began trading on the Nasdaq Global Market under the symbol “ABIO” on January 28, 2009.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Merger was treated as a reverse merger and accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. For accounting purposes, ARCA Colorado was considered to have acquired Nuvelo in the Merger, as the stockholders of ARCA Colorado prior to the Merger had a controlling interest in the combined company and the Company’s management is the former management of ARCA Colorado. The results of operations and cash flows include the activities of Nuvelo since the date of the Merger. Pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC, the historical financial statements of ARCA Colorado replaced the historical financial statements of Nuvelo, and the disclosures in this report relating to the pre-Merger business of the Company, unless noted as being the business of Nuvelo prior to the Merger, pertain to the business of ARCA Colorado prior to the Merger.

The estimated total acquisition consideration of $11.9 million to acquire Nuvelo was based on the market capitalization of Nuvelo as of January 27, 2009 and the estimated fair values of its vested stock options and warrants outstanding on that date, as this was deemed the most reliable measure of the consideration effectively transferred to acquire Nuvelo on that date. The Company estimated the net assets acquired in the Merger to be $37.2 million, including $45.5 million of cash, cash equivalents and marketable securities. In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase, and as a result, the Company recorded a gain on bargain purchase of $25.3 million.

The following table provides supplemental pro forma financial information for the three months ended March 31, 2009 as if the acquisition had occurred as of the beginning of 2009. The unaudited pro forma results exclude the nonrecurring charges for the merger transaction costs and the gain on bargain purchase. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of ARCA Colorado and Nuvelo. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of 2009, nor are they intended to represent or be indicative of future results of operations.

Three Months Ended March 31,
(in thousands, except per share data)	2009
Revenue	$—
Net loss	(15,866)
Net loss per share, Basic and diluted	$(2.10)

(4) Fair Value Disclosures

As of March 31, 2010, the Company has $3.9 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices.

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

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of March 31, 2010 and December 31, 2009, the Company did not have any debt outstanding.

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2010	December 31, 2009
Computer equipment	3 years	$209	$200
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	398	398
Computer software	3 years	176	183
Leasehold improvements	Lesser of useful life or life of the lease	744	744

		1,669	1,667
Less accumulated depreciation and amortization		(728)	(641)

		$941	$1,026

For the three months ended March 31, 2010 and March 31, 2009, and for the period from Inception through March 31, 2010, depreciation and amortization expense was $87,000, $115,000, and $884,000, respectively.

(6) Commitments and Contingencies

In addition to the legal matters discussed in Note 9, the Company has or is subject to the following commitments and contingencies:

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

Operating Leases

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado, which serves as the Company’s primary business offices. The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term. Tenant improvement reimbursements from the landlord totaled $593,000 which were recorded as deferred rent and are amortized as reductions to rent expense over the lease term. Rent expense under this lease for the three months ended March 31, 2010 and 2009 was $31,000 and was $226,000 from Inception through March 31, 2010.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Below is a summary of the future minimum lease payments committed under Company’s facility in Broomfield, Colorado as of March 31, 2010 (in thousands):

Remainder of 2010	$179
2011	244
2012	251
2013	128

Total future minimum rental payments	$802

CardioDx, Inc. & University of Cincinnati

In June 2006, the Company entered into a license agreement, or License Agreement, with CardioDx, Inc., or CardioDx. The license gives the Company a nonexclusive, royalty bearing license for diagnostic rights to key genetic markers that are relevant for prescribing Gencaro. The term of the License Agreement extends to the latest expiring patent underlying the diagnostic rights. The license permits the Company to sublicense its rights under certain conditions, and in February 2007, the Company sublicensed its rights and transferred its royalty and other fee obligations to Laboratory Corporation of America. In October 2009, CardioDx gave notice to the owner of the rights covered by the License Agreement, the University of Cincinnati, or Cincinnati, that it was terminating its license agreement with Cincinnati, which would automatically terminate the License Agreement. The License Agreement terminated on April 10, 2010.

On December 2, 2009, the Company entered into an agreement with the University of Cincinnati that gives the Company the exclusive option to license exclusive, worldwide rights to a portfolio of certain patent rights relating to genetic polymorphisms of adrenergic cardiac receptors, including, but not limited to, the option to exclusively license all of the rights previously sublicensed nonexclusively under the agreement with CardioDx. These rights include those for developing and commercializing diagnostics for the receptor polymorphisms that may indicate which patients will respond most favorably to Gencaro. The period of the option is through December 2, 2010. As consideration for the option, the Company will assume the reasonable costs of prosecuting the associated patent rights.

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Dendreon

In February 2004, Nuvelo obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAPc molecules owned by Dendreon Corporation as a result of a licensing agreement entered into with them. Under the terms of the agreement, Nuvelo paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) in 2004. Future milestone payments to Dendreon could reach as much as $2.5 million if rNAPc2 is successfully developed and all commercialization milestones are achieved for the indication of treatment for Ebola virus infection. In addition, such milestones could reach as much as $23.5 million if rNAPc2 is developed and commercialized for indications other than Ebola virus infection. ARCA currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, ARCA will be responsible for paying royalties to Dendreon based on sales of rNAPc2.

(7) Collaborative Agreement

Archemix

In July 2006, Nuvelo entered into a collaboration agreement with Archemix Corporation, or Archemix. Under the agreement, Archemix was responsible for the discovery of short-acting aptamers targeting the coagulation cascade for use in acute cardiovascular procedures, and the Company was responsible for development and worldwide commercialization of these product candidates. In August 2006, Nuvelo made an upfront license fee payment to Archemix of $4.0 million, and pursuant to the terms of the agreement committed to funding at least $5.25 million of Archemix’s research over the first three years of the agreement. As of July 2009, this funding commitment had been satisfied. Archemix had the right to receive payments totaling up to $35.0 million per development compound contingent upon the achievement of specified development and regulatory milestones, along with potential royalty payments based on sales of licensed compounds. In February 2008, Nuvelo paid Archemix a $1.0 million milestone fee that was accrued upon dosing of the first patient in the Phase 1 trial for NU172.

On April 20, 2010, the Company amended its collaboration agreement with Archemix for the discovery and development of novel aptamers with anti-coagulation activities, or the Amended Agreement. In the Amended Agreement, the parties modified certain financial provisions and certain other provisions to reflect the termination of the research and collaboration and limitation of the agreement to NU172. In summary, the agreement was amended, as follows:

•

Pursuant to the previous agreement, ARCA funded a research collaboration under which Archemix generated candidate aptamers for ARCA’s selection for further development and commercialization. In the Amended Agreement, ARCA is given sole control over the development, manufacture and commercialization of NU172, and no further research or development collaboration is provided for.

•

Under the previous agreement, for each product resulting from the collaboration, ARCA had the obligation to fund the development and commercialization of such product and pay milestones and royalties to Archemix on the net sales for such product. However, Archemix had the option to share in 25% of the expenses incurred and profits obtained from the development and commercialization of such product, which election Archemix could make after the inception of the phase 3 clinical trial for the product. In the Amended Agreement, Archemix no longer has such participation right, but will have the right to receive milestones and royalties on the net sales of NU172, if any, on the same terms and conditions as those under the previous agreement.

•

The Amended Agreement revises the exclusivity provision to provide that Archemix will not, by itself or in collaboration with a third party, develop, manufacture or commercialize short-acting aptamers that directly inhibit thrombin or are used as a treatment for viral or bacterial infections, and in either case cause a therapeutically-useful level of anticoagulation.

•

Pursuant to the previous agreement, ARCA had the obligation to purchase Archemix common stock in an Archemix initial public offering under certain conditions and subject to certain terms. In the Amended Agreement, this obligation is eliminated.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(8) Equity Distribution Agreement

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and the Agent. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. The Company may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the first quarter of 2010, the Company sold 1,075,000 shares of common stock under this Agreement and recorded $6.8 million of proceeds, net of $322,000 of offering costs, as receivable on the consolidated balance sheet.

(9) Legal Matters

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. A case management conference was held on March 25, 2010. The Court scheduled, amongst other things, a class certification hearing for November 4, 2010, a fact discovery cutoff date of March 31, 2011 and a further case management conference for April 14, 2011. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

(10) Share-based Compensation

For the three-month periods ended March 31, 2010 and 2009 and for the period from Inception through March 31, 2010, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception)
	2010	2009	to March 31, 2010
Research and Development	$29	$22	$280
Selling, General and Administrative	76	172	954
Restructuring	—	—	387

Total	$105	$194	$1,621

The weighted-average grant date fair value of the stock options issued during the three-month periods ended March 31, 2010 and 2009 was $2.01 per share and $3.83 per share, respectively. The fair values of employee stock options granted in the three-month periods ended March 31, 2010 and 2009 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected term	5.7 years	6.4 years
Expected volatility	85%	77%
Risk-free interest rate	2.70%	1.86%
Expected dividend yield	0%	0%

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock option transactions for the three-month period ended March 31, 2010 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	921,104	$69.60	7.17	$787,997
Changes during the period:
Granted	118,400	2.91
Exercised	(39,011)	3.14
Forfeited, cancelled or expired	(21,875)	1,449.23

Options outstanding at March 31, 2010	978,618	$33.34	7.54	$2,237,861

Options exercisable at March 31, 2010	537,100	$58.09	6.49	$1,234,214
Options vested and expected to vest	951,611	$34.20	7.50	$2,178,775

(11) Income Taxes

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

(12) Subsequent Events

(a)	On April 20, 2010, the Company amended its collaboration agreement with Archemix for the discovery and development of novel aptamers with anti-coagulation activities, or the Amended Agreement. In the Amended Agreement, the parties modified certain financial provisions to facilitate potential out-licensing of NU172 by the Company and certain other provisions to allow Archemix to more fully exploit the field of short-acting aptamers. See Note 7 for further discussion.

(b)	On April 30, 2010, the Company amended its agreement with Wedbush Securities, Inc. in order to increase the aggregate offering amount of its common stock permitted to be sold under the agreement from $10 million in shares to $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements about the timing and outcome of regulatory reviews and approvals, anticipated expenditures relating to seeking regulatory approval and the potential commercialization of Gencaro, expectations with respect to the commercialization of Gencaro, if approved, ARCA’s plans with respect to obtaining additional capital or consummating a strategic transaction, the prospects for further development of rNAPc2 or other non-Gencaro product candidates and ARCA’s ability to continue to operate as a going concern and its future capital requirements. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on form 10-K for the year ended December 31, 2009. Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

The terms “ARCA,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

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

We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response. We currently hold worldwide rights to Gencaro and have been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which we believe will provide market exclusivity for Gencaro into 2025 in those markets. In addition, the Company believes that if Gencaro is approved, the U.S. Gencaro patent will be eligible for patent term extension which, if granted, could provide an additional period of market exclusivity through approximately 2028. We have collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that may predict clinical response to Gencaro.

In September 2008, the U.S. Food and Drug Administration, or FDA, formally accepted for filing our New Drug Application, or NDA, for Gencaro as a potential treatment for HF, based on the BEST trial, which was a major, North America-based heart failure Phase 3 trial. On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to us in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA. In the CRL, the FDA raised clinical effectiveness issues, asserting that the BEST trial did not adequately demonstrate efficacy of Gencaro in reducing all-cause mortality in HF patients. The CRL stated that in order to obtain approval of Gencaro, we must conduct an additional clinical efficacy trial of Gencaro in HF patients, among other things.

To address the efficacy concerns raised in the CRL, in December 2009, we submitted a clinical study protocol for review under the FDA’s Special Protocol Assessment, or SPA, process, and on March 25, 2010 submitted a revised protocol under such process, for the design of a clinical trial to assess the safety and efficacy of Gencaro in patients with HF who have the genotype that appears to respond most favorably to Gencaro. The proposed trial protocol includes two interim data analyses at pre-specified numbers of primary endpoints. If the results of either of the interim analyses meet certain criteria we believe will be defined with the FDA during the SPA process, we could formally submit a complete response to the FDA’s CRL based on either of the interim analyses, serving as the clinical effectiveness basis for FDA approval of Gencaro. If we obtain sufficient funding and FDA approval of the SPA, we currently expect we could begin the proposed trial approximately one year after such funding and approval. We anticipate the proposed trial could reach the specified number of endpoint events for the first interim analysis as soon as approximately two years after the trial begins. We believe the proposed interim analyses will be acceptable as the basis for potential approval of Gencaro pending the FDA’s approval of an acceptable plan to ensure that the findings at the interim analyses do not influence the trial’s subsequent completion. We have not yet reached agreement with the FDA on the study protocol. Any proposed trial protocol must be reviewed and agreed upon with the FDA and the final trial protocol may be significantly different from our SPA submission, as revised.

The investigation of Gencaro was designated by the FDA as a fast track development program for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined HF population. According to the FDA’s Fast Track Guidance document, fast track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

We also hold exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, or HFV, Ebola and Marburg. We are currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding continued operations and development programs. In the first quarter of 2010, we raised $6.8 million, net of offering costs, and we may seek additional interim funding that could allow us to operate while we continue to pursue strategic combination, partnering, financing or licensing opportunities. If we are delayed in completing or are unable to complete additional interim financing and or strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of March 31, 2010, as well as funds received subsequently from the sale of common stock discussed above, will be sufficient to fund our operations, at our current cost structure, through December 31, 2010. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2010. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expenses were $820,000 for the three months ended March 31, 2010 as compared to $4.6 million for the corresponding period in 2009, a decrease of $3.8 million. Clinical, regulatory, and manufacturing process expenses decreased by $2.8 million as a result of our change in strategy and restructuring plan in the second quarter of 2009. An additional $1.0 million decrease resulted from the discontinuation of clinical development projects, collaborative development arrangements and personnel costs assumed in the merger with Nuvelo.

Development expenses for Gencaro in 2010 are expected to be less than in 2009, however they are highly contingent upon completing a strategic transaction, raising substantial additional funding in combination with a strategic transaction or obtaining government funding. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher to support increased activities.

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

ARCA’s SG&A expenses were $1.6 million for the three months ended March 31, 2010, as compared to $5.3 million for the corresponding period in 2009, a decrease of approximately $3.7 million. The decrease in these expenses is comprised primarily of the following:

•

General and administrative personnel costs decreased approximately $1.3 million. The decrease is attributable to merger-related transitional personnel costs and reductions due to the restructuring plan implemented in the second quarter of 2009.

•	Commercialization infrastructure project costs and staffing reductions implemented as part of our restructuring plan decreased expenses approximately $1.2 million.

•

We incurred certain nonrecurring expenditures of approximately $522,000 in the first quarter of 2009, primarily relating to professional and other related expenses incurred in connection with the Merger.

•	Approximately $516,000 of decreased facilities costs due to the termination of two former Nuvelo leases in the third quarter of 2009.

SG&A expenses for the remainder of 2010 are expected to be lower than 2009, however, they are highly contingent upon completing a strategic transaction, raising substantial additional funding in combination with a strategic transaction or obtaining government funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

Merger Transaction Costs

These costs were exclusive to 2009. During the three months ended March 31, 2009, we expensed nearly $5.5 million in transaction costs related to the Merger. These costs were comprised of financial advisory fees paid upon completion of the Merger and legal fees incurred in the first quarter of 2009 totaling approximately $3.8 million. Prior to December 31, 2008 we incurred merger transaction expenses, including legal, accounting and due diligence costs of approximately $1.7 million. These costs were recorded on our consolidated balance sheet as deferred transaction costs on December 31, 2008. On January 1, 2009, as part of our adoption of ASC 805, these deferred transaction costs were expensed.

Gain on Bargain Purchase

This gain was exclusive to 2009. In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration in a business combination results in a gain on bargain purchase, and as a result, we recorded a gain on bargain purchase of $25.3 million in connection with the Merger. The acquisition consideration was largely determined by the trading price of Nuvelo’s common stock on the Nasdaq prior to the Merger, which we believed was the most reliable measure of the consideration effectively transferred to effect the acquisition of Nuvelo. We believe the gain on bargain purchase resulted from various factors that may have impacted the trading price of Nuvelo’s common stock, including, without limitation, the significant declines in the securities markets during the fourth quarter of 2008; uncertainty concerning the combined entities ability to obtain regulatory approval of the Gencaro NDA, ability to successfully commercialize Gencaro, if approved, and to raise additional capital to support the commercialization of Gencaro and to fund other business objectives; uncertainty regarding the combined entities’ ability to successfully integrate the business operations of Nuvelo; and uncertainty regarding the combined entities’ ability to further identify, develop and achieve commercial success for products and technologies; all of which may have impacted Nuvelo’s market capitalization at the time the Merger was consummated.

Interest and Other Income

Interest and other income was $1,000 in the first quarter of 2010, as compared to $101,000 in the first quarter of 2009. The decrease in interest and other income in the 2010 period is due to decreases in our cash, cash equivalents and marketable securities balances and investment yields on cash equivalents. We expect interest income to be nominal in 2010 due to low investment yields and declining cash and investment balances.

Interest and Other Expense

Interest and other expense was $2,000 in the first quarter of 2010, as compared to $64,000 in the first quarter of 2009. The decrease in interest and other expense in the 2010 period is due to our conversion of our convertible notes payable and repayment of our bank note. The convertible notes were converted into common stock upon closing of the Merger on January 27, 2009. The outstanding indebtedness under the bank note was repaid in full in July 2009. Based on our current capital structure, interest expense for 2010 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31, 2010	December 31, 2009

	(in thousands)
Cash and cash equivalents	$4,627	$7,763

As of March 31, 2010, ARCA had total cash and cash equivalents of $4.6 million, as compared to $7.8 million as of December 31, 2009. The net decrease of $3.1 million is due to cash used for operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,134)	$(17,462)
Investing activities	(2)	36,139
Financing activities	—	(497)

Net decrease in cash and cash equivalents	$(3,136)	$(18,180)

Net cash used in operating activities for the quarter ended March 31, 2010 decreased $14.3 million compared with the 2009 period primarily due to decreased R&D and SG&A expenses discussed above, and decreased merger transaction costs paid of approximately $4.3 million.

Net cash provided by investing activities for the quarter ended March 31, 2010 decreased $36.1 million compared with the 2009 period primarily due to $30.4 million of cash received from the Merger and $5.7 million of proceeds from the sale of marketable securities, also acquired in the Merger.

Net cash used in financing activities for the period ended March 31, 2010 decreased $497,000, compared with the 2009 period. The amount used in financing activities for the 2009 period was primarily repayments on the bank note.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our common and preferred stock, issuance of convertible promissory notes, and funds provided by the Merger. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding our continued operations and development programs. We will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets or government funding to support the continued clinical development of Gencaro, including the proposed additional clinical trial. In evaluating the substantial costs associated with development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

On December 8, 2009, we entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which we may, from time to time, offer and sell our common stock through the Agent. On April 30, 2010, we amended the Agreement to permit us to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of our common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and the Agent. The Agent will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. We may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the first quarter of 2010, we sold 1,075,000 shares of common stock under this Agreement and raised approximately $6.8 million of proceeds, net of offering costs. The net proceeds of these sales are recorded in our March 31, 2010 consolidated balance sheet as receivable, and the cash was received subsequent to the end of the quarter. Although we have up to $12.8 million available under the Agreement, SEC and Nasdaq regulations may prevent us from selling the full amount in any particular twelve month period. Currently, we could sell up to $10.6 million of common stock under the Agreement and this amount may be further reduced in the future.

In addition to the proceeds of the recent stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of March 31, 2010, as well as funds received subsequently from the sale of common stock discussed above, will be sufficient to fund our operations, at our current cost structure, through December 31, 2010. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2010. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

results of discussions with the FDA regarding the requirements for approval of the Gencaro NDA, particularly, the requirements for a new clinical trial, the costs and timing of such a trial, and our ability to successfully negotiate an SPA with respect to such a trial;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to our stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. We also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to us in the near term, or not be available on acceptable terms, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business which may, among other alternatives, cause us to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of ARCA’s financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. ARCA’s significant accounting policies are described in Note 1 of “Notes to the Consolidated Financial Statements” included within the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Share-based Compensation

The Company’s share-based compensation cost recognized includes: (a) compensation costs for current period vesting of all share-based awards granted prior to January 1, 2006, based on the intrinsic value method, and (b) compensation cost for current period vesting of all share-based awards granted or modified subsequent to January 1, 2006, based on the estimated grant date fair value. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

From Inception through December 31, 2005, the Company accounted for issuances of share-based compensation under the intrinsic-value-based method of accounting. Under this method, compensation expense is generally recorded on the date of grant only if the estimated fair value of the underlying stock exceeds the exercise price.

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

Evaluation of Disclosure Controls and Procedures

ARCA maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including ARCA’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, ARCA carried out an evaluation, under the supervision and with the participation of management, including ARCA’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of ARCA’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, ARCA’s Chief Executive Officer and Acting Chief Financial Officer concluded that ARCA’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. A case management conference was held on March 25, 2010. The Court scheduled, amongst other things, a class certification hearing for November 4, 2010, a fact discovery cutoff date of March 31, 2011 and a further case management conference for April 14, 2011. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

Those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 4, 2010 have been marked with an (*).

Risks Related to Our Business and Financial Condition

Our management and our independent registered public accountant, in their report on our financial statements as of and for the year ended December 31, 2009, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2009, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountant have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

*We will need to raise substantial additional funds through the public or private debt and equity markets, from government funding or complete one or more strategic transactions, to continue development of and, if it is approved, commercialize Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter to us in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA. We are in the process of addressing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter, which we expect will include conducting a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population, in addition to other actions. We have submitted a protocol for this proposed clinical trial to the FDA for review under the special protocol assessment, or SPA, process, and submitted a revised protocol under the SPA process on March 25, 2010, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. As a result of the issues identified in the Complete Response Letter and subsequent discussions, we believe that FDA approval of Gencaro, if it occurs, will be substantially delayed. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

In light of the expected multi-year delay in obtaining FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the expected additional clinical trial, the substantial cost of commercializing Gencaro if it is approved, and the need to raise a significant amount of capital on acceptable terms to finance the proposed clinical trial and our ongoing operations, in 2009, we reduced our operating expenses, suspended significant expenditures on our development activities for programs other than Gencaro, and began evaluating strategic alternatives. We will need to complete a strategic transaction, such as a strategic combination or partnership of Gencaro commercialization rights, or raise substantial additional funding through public or private debt or equity markets or government funding to support the continued development of Gencaro, including the expected additional clinical trial. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity markets to successfully commercialize Gencaro.

We believe that our cash and cash equivalents balance as of March 31, 2010 combined with the net proceeds received in April 2010 of approximately $6.8 million through the sale of 1,075,000 shares pursuant to our equity distribution agreement with Wedbush Securities, Inc. will be sufficient to fund our operations, at our current cost structure, through December 31, 2010. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2010. As a result of the significant additional required development of Gencaro, including the additional clinical trial, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

*Given our current need to raise substantial additional funds, we might not meet the continued listing requirements of the Nasdaq Global Market. If we are not able to maintain the requirements for continued listing on the Nasdaq Global Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Our common stock trades on the Nasdaq Global Market, which has certain compliance requirements for continued listing of common stock. Among other requirements, Nasdaq Rule 5450(b)(1)(A) requires that we keep a minimum stockholders’ equity of $10,000,000. On March 12, 2010, we received a letter from the Nasdaq Listing Qualification Department indicating that, as of December 31, 2009, we did not meet the minimum stockholders’ equity requirement. We were given 45 days to provide Nasdaq with evidence of compliance. On April 22, 2010, we replied to Nasdaq’s letter indicating that, due to the $6.8 million in net proceeds as a result of the sale of our common stock pursuant to the equity distribution agreement with Wedbush Securities, Inc., we were again in compliance with the minimum stockholders’ equity requirement. We also indicated that the filing of our financial statements on this Form 10-Q would evidence such compliance.

While we believe we are currently in compliance with Nasdaq’s continued listing requirements, there can be no assurances that we will continue to meet such Nasdaq requirements. Delisting could reduce the ability of our stockholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our Nasdaq Global Market listing may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage, and make it more difficult for us to raise capital in the future.

*If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. Gencaro is our only product candidate at a late stage of clinical development. In September 2008, the FDA accepted for filing the Gencaro NDA. On May 29, 2009, the FDA issued a Complete Response Letter to us, which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. As a result of issues identified in the Complete Response Letter, FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. In December 2009, we submitted a protocol for this proposed clinical trial to the FDA for review under the SPA process, and on March 25, 2010 submitted a revised protocol under such process, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. Clinical trials in heart failure are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

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

*We are seeking agreement with the FDA as to the use of a special protocol assessment, or SPA, relating to our proposed active comparator superiority trial for Gencaro. We may not be able to obtain approval of an SPA, and even if we do obtain such approval, the use of an SPA does not guarantee any particular outcome from regulatory review of the clinical trial or Gencaro, including any regulatory approval.

FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. We are currently seeking agreement with the FDA under the special protocol assessment, or SPA, process on the design of such clinical trial. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the design of the clinical trial, including trial size, clinical endpoints and/or data analyses, are acceptable to the FDA for the intended purpose. We submitted the protocol for the proposed Gencaro clinical trial to the FDA for review under the SPA process in December 2009 and submitted a revised protocol to FDA on March 25, 2010. We cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. In addition, an SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the new Gencaro trial will be adequate to address the concerns raised by the FDA in the Complete Response Letter or obtain the requisite regulatory approvals for Gencaro. Further, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, an SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the new Gencaro trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under any SPA agreement, how it will interpret the data and results from the new Gencaro trial, or whether Gencaro will receive any regulatory approvals as a result of any SPA agreement we may enter into with the FDA or the new clinical trial.

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

*We may be limited in our ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2010, we had 8,734,459 shares of common stock outstanding, 20% of which is approximately 1,746,892 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we may be limited in how much funding we could raise privately without requiring a stockholder vote.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. On May 29, 2009, the FDA issued a Complete Response Letter to us which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. We are in the process of addressing the Complete Response Letter with the FDA, including the necessary actions required to address the issues identified in the Complete Response Letter, which we expect will include, among other things, completion of a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. We have submitted a protocol for this proposed clinical trial to the FDA for review under the SPA process, but we cannot assure you that we will be able to successfully negotiate an SPA with the FDA regarding this new clinical trial. As a result of the issues identified in the Complete Response Letter, FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development. Even if we conduct additional studies and submit the attendant data requested in the Complete Response Letter, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

*Health care reform measures could materially and adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. The U.S. Congress recently enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Such excise taxes may impact any potential sales of the Gencaro test if it is approved for marketing. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. We or any strategic partner’s ability to commercialize Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payors, and any change in reimbursement levels could materially and adversely affect our business. Further, the pendency or approval of future proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2010, we expect our research and development activities, other than those associated with Gencaro, will be limited, unless government funding is received for the further development of rNAPc2. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

If our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and principal financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock. For the year ended December 31, 2009, our independent registered public accountant, KPMG LLP, was not required under Section 404 of the Sarbanes-Oxley Act of 2002 to audit or give an opinion on the effectiveness of our internal control over financial reporting. However, for the year ended December 31, 2010, we will be required to engage KPMG LLP to audit the effectiveness of our internal control over financial reporting and determine whether we maintained, in all material respects, effective internal control over financial reporting. There is a risk that KPMG LLP will not be able to determine that we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010. In addition to the risk that KPMG LLP may not be able to determine that we maintained effective internal control over financial reporting, any failure to develop or maintain effective controls, or difficulties encountered in their implementation, or other effective improvement of our internal control could harm our operating results.

*The continued economic downturn could adversely affect our business and operating results.

Business activity across a wide range of industries and regions has substantially reduced, and many companies are in serious difficulty due to the lack of consumer spending, reduced access to credit, cash flow shortages, deterioration of their businesses, and lack of liquidity in the capital markets. Challenging economic and market conditions may also result in:

•	reductions to our workforce;

•	negative impacts on our ability to find a strategic partner, raise necessary funds or raise such funds on terms acceptable to us;

•	increased price competition, which may adversely affect the revenue and gross margins we anticipate from any of our product candidates, once commercialized;

•	financial strain on the health care system, which may lead to lower than anticipated sales of our product candidates, once commercialized;

•	the bankruptcy or insolvency of our collaborators and third party manufacturers; and

•	difficulties in forecasting, budgeting and planning due to limited visibility into economic conditions.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, the plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, the defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. We filed our answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. A case management conference was held on March 25, 2010. The Court scheduled, amongst other things, a class certification hearing for November 4, 2010, a fact discovery cutoff date of March 31, 2011 and a further case management conference for April 14, 2011. Based on plaintiff’s amended complaint, we believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, our business could be harmed.

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

*Our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot be certain that our patents and licenses will successfully preclude others from using our technology. Consequently, we cannot be certain that any of our patents will provide significant market protection or will not be circumvented or challenged and found to be unenforceable or invalid. In some cases, patent applications in the U.S. and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold any patents issued valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Regardless of merit, the listing of patents in the FDA Orange Book for Gencaro may be challenged as being improperly listed. We may have to defend against such claims and possible associated antitrust issues. We could also incur substantial costs in seeking to enforce our proprietary rights against infringement.

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold the intellectual property arising from the discovery of the interaction of Gencaro with the polymorphisms of the ß 1 and a 2C receptors. We have obtained patents that claim the use of Gencaro with the diagnosis of a patient’s receptor genotype. Our NDA requested a label that will include a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label could be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce bioequivalent products and our business may suffer. The approved label may not contain language covered by the patents, or we may be unsuccessful in enforcing them.

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

Risks Related to Stock Price Volatility

*Ownership of our common stock is highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially owned approximately 30% of our outstanding common stock as of March 31, 2010. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

*Our stock price is expected to be volatile.

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the Gencaro Test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure substantial additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Global Market.

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

*Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock, including pursuant to our equity distribution agreement with Wedbush Securities Inc., could depress prevailing market prices of our common stock. As of March 31, 2010, we had 8,734,459 shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2010, there were approximately 979,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of March 31, 2010, approximately 341,000 shares of our common stock were issuable upon the exercise of outstanding warrants, all of which were exercisable as of this date. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

ARCA biopharma, Inc. (Registrant)

By:	/s/ PATRICK M. WHEELER
Patrick M. Wheeler
Acting Chief Financial Officer

Dated: May 10, 2010

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