Form 10-Q
period 2010-06-30
ARCA biopharma, Inc.
filed 2010-08-10
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 10, 2010: 8,834,535

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,917	$7,763
Marketable securities	223	—
Other current assets	637	522

Total current assets	10,777	8,285

Property and equipment, net	855	1,026
Other assets	61	61

Total assets	$11,693	$9,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279	$533
Accrued compensation and employee benefits	178	241
Accrued expenses and other liabilities	401	756
Deferred rent, current portion	118	114

Total current liabilities	976	1,644

Deferred rent, net of current portion	257	316

Total liabilities	1,233	1,960

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized; 8,830,434 and 7,620,448 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9	8
Additional paid-in capital	64,837	57,294
Unrealized gain on marketable securities	223	—
Deficit accumulated during the development stage	(54,609)	(49,890)

Total stockholders’ equity	10,460	7,412

Total liabilities and stockholders’ equity	$11,693	$9,372

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2010	2009	2010	2009	June 30, 2010
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$700	$3,505	$1,520	$8,097	$37,684
Selling, general and administrative	1,569	3,861	3,197	9,185	31,438
Merger transaction costs	—	—	—	5,470	5,470
Restructuring expense, net	—	1,265	—	1,265	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000

Total costs and expenses	2,269	8,631	4,717	24,017	83,005

Loss from operations	(2,269)	(8,631)	(4,717)	(24,017)	(83,005)

Gain on bargain purchase	—	—	—	25,282	25,282
Interest and other income	1	103	2	204	1,263
Interest and other expense	(2)	(49)	(4)	(113)	(430)

(Loss) income before income taxes	(2,270)	(8,577)	(4,719)	1,356	(56,890)
Benefit from income taxes	—	—	—	—	2,281

Net (loss) income	$(2,270)	$(8,577)	$(4,719)	$1,356	$(54,609)

Less: Accretion of redeemable convertible preferred stock	—	—	—	(135)	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	—	(781)	(781)

Net (loss) income available to common stockholders	$(2,270)	$(8,577)	$(4,719)	$440	$(55,635)

Net (loss) income available to common stockholders per share:
Basic	$(0.26)	$(1.14)	$(0.58)	$0.07
Diluted	$(0.26)	$(1.14)	$(0.58)	$0.07
Weighted average shares outstanding:
Basic	8,732,837	7,556,577	8,189,663	6,589,455
Diluted	8,732,837	7,556,577	8,189,663	7,072,510

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—	—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.06 per share	—	—	—	—	15,529	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	(116)	—	(116)

Balance, December 31, 2003	—	—	—	—	15,529	—	1	(116)	—	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.06 per share	—	—	—	—	118,319	—	7	—	—	7
Net loss	—	—	—	—	—	—	—	(511)	—	(511)

Balance, December 31, 2004	—	—	—	—	133,848	—	8	(627)	—	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.06 per share	—	—	—	—	17,533	—	1	—	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.06 per share	—	—	—	—	17,867	—	1	—	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $8.14 per share	—	—	—	—	5,419	—	44	—	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	186,571	—	1,354	—	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	—	(1,459)

Balance, December 31, 2005	—	—	—	—	361,238	—	1,408	(2,086)	—	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $0.72 per share	—	—	—	—	104,229	—	75	—	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	48,111	—	3	—	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $0.72 per share	—	—	—	—	83,443	1	59	—	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	15,028	—	15	—	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	229	—	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	—	(5,241)

Balance, December 31, 2006	9,222,257	14,919	—	—	612,278	1	1,582	(7,327)	—	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $1.68 per share	—	—	—	—	7,817	—	13	—	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $1.80 per share	—	—	—	—	3,852	—	7	—	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	16,698	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	83,490	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	13,359	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	(13,994)	—	(13,994)

Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	—	(19,689)

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	—	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	—	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	—	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	—	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	—	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	45,386	—	138	—	—	138
Share-based compensation	—	—	—	—	—	—	224	—	—	224
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,719)	—	(4,719)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	223	223

Comprehensive loss										(4,496)

Balance, June 30, 2010	—	$—	—	$—	8,830,434	$9	$64,837	$(54,609)	$223	10,460

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2010	2009	June 30, 2010
	(in thousands)
Cash flows used in operating activities:
Net (loss) income	$(4,719)	$1,356	$(54,609)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on bargain purchase	—	(25,282)	(25,282)
Depreciation and amortization	171	250	968
Non-cash interest expense	—	59	211
Share-based compensation	224	674	1,740
Issuance of warrants for lease termination	—	—	377
Issuance of common stock for license rights	—	—	214
Interest on notes converted to Series A Preferred Stock	—	—	5
Interest on notes converted to common stock	—	—	48
Accretion of liabilities	—	163	152
Impairment of property and equipment	—	83	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
(Gain) loss from disposal of property and equipment	(4)	(9)	67
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(12)	2,677	2,531
Other assets	—	1	7,009
Accounts payable	(254)	(1,992)	(1,911)
Accrued expenses and other liabilities	(521)	(6,281)	(18,969)
Deferred rent	(55)	(13)	375

Net cash used in operating activities	(5,170)	(28,314)	(83,230)

Cash flows provided by (used in) investing activities:
Cash received from Merger	—	30,392	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(2)	(183)	(1,858)
Proceeds from sale of marketable securities	—	10,044	15,106
Proceeds from sale of property and equipment	6	276	333

Net cash provided by investing activities	4	40,529	42,787

Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	7,658	25	7,854
Payment of offering costs	(338)	—	(338)
Repayment of principal on bank note payable	—	(966)	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)

Net cash provided by (used in) financing activities	7,320	(941)	50,360

Net increase in cash and cash equivalents	2,154	11,274	9,917
Cash and cash equivalents, beginning of period	7,763	7,740	—

Cash and cash equivalents, end of period	$9,917	$19,014	$9,917

Supplemental cash flow information:
Interest paid	$4	$81	$111

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$151	$163

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

In May 2009, the U.S. Food and Drug Administration, or FDA, notified the Company through a Complete Response Letter, or CRL, that its New Drug Application, or NDA, for Gencaro was not approvable in its current form. In the CRL, the FDA stated, among other things, that the previous Phase 3 heart failure clinical trial involving Gencaro, known as the BEST trial, did not adequately demonstrate Gencaro’s clinical effectiveness. In May 2010, the Company formally received agreement from the FDA on a Special Protocol Assessment, or SPA, for the protocol of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The SPA signifies the FDA’s agreement that this trial, if successful, could serve as the clinical effectiveness basis for the approval of Gencaro. The trial protocol includes two interim data analyses at pre-specified numbers of primary endpoint events. If the results of either interim analysis meet the pre-specified criteria, the Company would be able to formally submit a complete response to the CRL. Even with a positive outcome at either interim analysis, the planned trial is designed to proceed to conclusion, estimated to take 3.5 years (including the time to reach the interim analysis). The Company currently expects that it could begin the trial approximately one year after obtaining sufficient funding.

To support the continued development of Gencaro, including the additional clinical trial, ARCA will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets or government funding.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, or HFV; Ebola and Marburg. ARCA is currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

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

Since ARCA Colorado was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $83.0 million and had negative cash flows from operations of $83.2 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets, or government funding to support the continued development of Gencaro, including the additional clinical trial. In the six months ended June 30, 2010, the Company raised $7.2 million, net of offering costs, through the sale of common stock, and may seek additional interim funding that could allow it to operate while it continues to pursue strategic combination, partnering, financing and/or licensing opportunities. If the Company is delayed in completing or is unable to complete additional interim funding and/or a strategic transaction, the Company may discontinue its development activities on Gencaro or discontinue its operations.

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and the Agent. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. The Company may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the six months ended June 30, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs.

The Company believes that its cash and cash equivalents balance as of June 30, 2010 will be sufficient to fund its operations, at its current cost structure, through March 31, 2011. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond March 31, 2011. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for an additional clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	the Company’s ability to retain the listing of its common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

(2) Earnings (Loss) Per Share

The Company calculates basic earnings per share by dividing (loss) earnings available to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted earnings per share is computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include redeemable convertible preferred stock and convertible notes payable outstanding prior to the Merger and options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share data)	2010	2009	2010	2009
BASIC
Net (loss) income	$(2,270)	$(8,577)	$(4,719)	$1,356
Less: Accretion of redeemable convertible preferred stock	—	—	—	(135)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	(781)

Net (loss) income available to common shareholders	$(2,270)	$(8,577)	$(4,719)	$440

Weighted average shares of common stock outstanding	8,749,535	7,573,275	8,206,361	6,618,607
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)	(16,698)	(29,152)

Total weighted-average shares used in computing net income (loss) per share attributed to common stockholders	8,732,837	7,556,577	8,189,663	6,589,455

Basic (loss) earnings per share	$(0.26)	$(1.14)	$(0.58)	$0.07

DILUTED
Net (loss) income	$(2,270)	$(8,577)	$(4,719)	$1,356
Add: Interest on convertible notes payable	—	—	—	33
Less: Accretion of redeemable convertible preferred stock	—	—	—	(135)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	(781)

Net (loss) income available to common shareholders	$(2,270)	$(8,577)	$(4,719)	$473

Weighted average shares outstanding	8,732,837	7,556,577	8,189,663	6,589,455
Dilutive impact of stock plans	—	—	—	357,682
Dilutive impact of convertible securities	—	—	—	125,373

Dilutive shares outstanding	8,732,837	7,556,577	8,189,663	7,072,510

Diluted (loss) earnings per share	$(0.26)	$(1.14)	$(0.58)	$0.07

Potentially dilutive securities representing 1.3 million and 1.8 million weighted average shares of common stock were excluded for the three months ended June 30, 2010 and 2009, respectively, and 1.3 million and 1.1 million for the six months ended June 30, 2010 and 2009, respectively, because including them would have an anti-dilutive effect on net (loss) earnings per share.

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

The following table provides supplemental pro forma financial information for the three and six months ended June 30, 2009 as if the acquisition had occurred as of the beginning of 2009. The unaudited pro forma results exclude the nonrecurring charges for the merger transaction costs and the gain on bargain purchase. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of ARCA Colorado and Nuvelo. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of 2009, nor are they intended to represent or be indicative of future results of operations.

(in thousands, except per share data)	Three Months Ended, June 30, 2009	Six Months Ended, June 30, 2009
Revenue	$—	$—
Net loss	(8,577)	(24,443)
Net loss per share, basic and diluted	$(1.14)	$(3.24)

(4) Fair Value Disclosures

As of June 30, 2010, the Company had $9.5 million of cash equivalents consisting of money market funds with maturities of 90 days or less, and $233,000 of available for sale marketable equity securities. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.

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

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of June 30, 2010 and December 31, 2009, the Company did not have any debt outstanding.

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2010	December 31, 2009
Computer equipment	3 years	$206	$200
Lab equipment	5 years	140	142
Furniture and fixtures	5 years	399	398
Computer software	3 years	176	183
Leasehold improvements	Lesser of useful life or life of the lease	744	744

		1,665	1,667
Less accumulated depreciation and amortization		(810)	(641)

		$855	$1,026

For the six months ended June 30, 2010 and June 30, 2009, and for the period from Inception through June 30, 2010, depreciation and amortization expense was $171,000, $250,000, and $968,000, respectively.

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

Operating Leases

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado, which serves as the Company’s primary business offices. The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term. Tenant improvement reimbursements from the landlord totaled $593,000 which were recorded as deferred rent and are amortized as reductions to rent expense over the lease term. Rent expense under this lease for the six months ended June 30, 2010 and 2009 was $61,000 and was $256,000 from Inception through June 30, 2010.

Below is a summary of the future minimum lease payments committed under Company’s facility in Broomfield, Colorado as of June 30, 2010 (in thousands):

Remainder of 2010	$120
2011	244
2012	251
2013	128

Total future minimum rental payments	$743

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

On December 2, 2009, the Company entered into an agreement with the University of Cincinnati that gives the Company the exclusive option to license exclusive, worldwide rights to a portfolio of certain patent rights relating to genetic polymorphisms of adrenergic cardiac receptors, including, but not limited to, the option to exclusively license all of the rights previously sublicensed nonexclusively under the agreement with CardioDx. These rights include those for developing and commercializing diagnostics for the receptor polymorphisms that may indicate which patients will respond most favorably to Gencaro. The period of the option is through December 2, 2010. As consideration for the option, the Company has assumed the reasonable costs of prosecuting the associated patent rights.

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

(8) Equity Distribution Agreement

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and the Agent. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. The Company may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the three months ended June 30, 2010, the Company sold 89,600 shares of common stock under this Agreement and realized $334,000 of proceeds, net of $16,000 of offering costs. In the six months ended June 30, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs.

(9) Legal Matters

On February 9, 2007, Nuvelo and certain of Nuvelo’s former and then current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which Nuvelo announced on December 11, 2006, and seeks damages on behalf of purchasers of Nuvelo’s common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that Nuvelo misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, Nuvelo filed a motion to transfer the four cases to the Northern District of California. The Court granted Nuvelo’s motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. Nuvelo filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to Nuvelo’s motion to dismiss on February 4, 2008. On June 12, 2008, the Court held a hearing on the motion to dismiss.

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. Plaintiffs’ class certification motion is due on November 15, 2010 and a hearing on the motion is scheduled for January 27, 2011. Further, the Court has set a fact discovery deadline for March 31, 2011 and a case management conference for April 14, 2011. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

(10) Share-based Compensation

For the three-month and six- month periods ended June 30, 2010 and 2009 and for the period from Inception through June 30, 2010, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2010	2009	2010	2009	June 30, 2010
Research and Development	$33	$26	$62	$48	$313
Selling, General and Administrative	86	67	162	239	1,040
Restructuring	—	387	—	387	387

Total	$119	$480	$224	$674	$1,740

The weighted-average grant date fair value of the stock options issued during the six-month periods ended June 30, 2010 and 2009 was $2.01 per share and $3.21 per share, respectively. The weighted-average grant date fair value of the stock options issued during the three-month period ended June 30, 2009 was $2.41 per share. The fair values of employee stock options granted in the three- and six-month periods ended June 30, 2010 and 2009 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term	*	6.4 years	5.7 years	6.4 years
Expected volatility	*	81%	85%	79%
Risk-free interest rate	*	0.37%	2.70%	1.31%
Expected dividend yield	*	0%	0%	0%

*	No options were granted during the three months ended June 30, 2010

Stock option transactions for the six-month period ended June 30, 2010 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	921,104	$69.60	7.17	$787,997
Changes during the period:
Granted	118,400	2.91
Exercised	(45,386)	3.05
Forfeited, cancelled or expired	(43,922)	773.13

Options outstanding at June 30, 2010	950,196	$31.95	7.53	$966,575

Options exercisable at June 30, 2010	567,332	$51.31	6.78	$687,149
Options vested and expected to vest	928,564	$32.62	7.48	$953,817

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

(12) Subsequent Events

The Company’s management not identified any subsequent events for disclosure in these interim consolidated financial statements.

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

We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response. We currently hold worldwide rights to Gencaro and have been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which we believe will provide market exclusivity for Gencaro into 2025 in those markets. In addition, we believe that if Gencaro is approved, the U.S. Gencaro patent will be eligible for patent term extension which, if granted, could provide an additional period of market exclusivity through approximately 2028. We have collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that may predict clinical response to Gencaro.

In May 2009, the FDA notified us through a Complete Response Letter, or CRL, that our New Drug Application, or NDA, for Gencaro was not approvable in its current form, and specified additional actions and information required for approval of the NDA. In the CRL, the FDA stated that the previous Phase 3 heart failure clinical trial involving Gencaro, known as the BEST trial, did not adequately demonstrate Gencaro’s clinical effectiveness. In May 2010, we formally received agreement from the FDA on a Special Protocol Assessment, or SPA, for the protocol of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The SPA signifies the FDA’s agreement that this trial, if successful, could serve as the clinical effectiveness basis for the approval of Gencaro. The trial is designed as an international, multi-center, randomized, double-blind clinical trial. The trial is a superiority comparison of Gencaro to the beta-blocker metoprolol CR/XL, which is approved for heart failure and other indications. The primary endpoint of the trial is a composite of cardiovascular mortality and cardiovascular hospitalization. The trial protocol includes two interim data analyses at pre-specified numbers of primary endpoint events. If the results of either interim analysis meet the pre-specified criteria, we would be able to formally submit a complete response to the CRL. The first interim data analysis is planned at 630 primary endpoint events (57% of the projected total number). The trial protocol estimates reaching the first interim analysis 24-30 months into the trial. Even with a positive outcome at either interim analysis, the planned trial is designed to proceed to conclusion, estimated to take 3.5 years (including the time to reach the interim analysis). In order to not influence the planned trial’s subsequent completion, if the results of an interim data analysis are adequate to support potential approval of Gencaro, our goal would be to have Gencaro commercially available no sooner than immediately after the conclusion of the trial. We currently expect we could begin the trial approximately one year after obtaining sufficient funding.

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

We also hold exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, or HFV; Ebola and Marburg. We are currently seeking government funding to further develop rNAPc2 as a potential treatment for HFV. Considering the substantial cost associated with the development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding continued operations and development programs. In the first half of 2010, we raised $7.2 million, net of offering costs, through the sale of common stock, and we may seek additional interim funding that could allow us to operate while we continue to pursue strategic combination, partnering, financing or licensing opportunities. If we are delayed in completing or are unable to complete additional interim financing and/or a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of June 30, 2010 will be sufficient to fund our operations, at our current cost structure, through March 31, 2011. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2011. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Results of Operations

Research and Development Expense

Research and development, or R&D, expense was $700,000 for the three months ended June 30, 2010 as compared to $3.5 million for the corresponding period in 2009, a decrease of $2.8 million. R&D expense was $1.5 million for the six months ended June 30, 2010 as compared to $8.1 million for the corresponding period in 2009, a decrease of $6.6 million. Clinical, regulatory, and manufacturing process expenses decreased by $1.8 million for the three months ended June 30, 2010 and $4.6 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009 as a result of our change in strategy and restructuring plan in the second quarter of 2009. Additionally, R&D expense decreased $1.0 million for the three months ended June 30, 2010 and $2.0 million for the six months ended June 30, 2010 as a result of the discontinuation of clinical development projects, collaborative development arrangements and personnel costs assumed in the merger with Nuvelo.

R&D expenses for Gencaro in 2010 are expected to be less than in 2009. However, R&D expenses are highly contingent upon our ability to complete a strategic transaction, raise substantial additional funding in combination with a strategic transaction or obtain government funding. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher to support increased activities.

Selling, General and Administrative Expense

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

SG&A expense was $1.6 million for the three months ended June 30, 2010, as compared to $3.9 million for the corresponding period in 2009, a decrease of $2.3 million. For the six months ended June 30, 2010, SG&A expense was

$3.2 million, as compared to $9.2 million in the corresponding period of 2009, a decrease of $6.0 million. The decrease in these expenses is comprised primarily of the following:

•

General and administrative personnel costs decreased $528,000 for the three months ended June 30, 2010 and $1.9 million for the six months ended June 30, 2010. The decreases are attributable to merger-related transitional personnel costs and reductions due to the restructuring plan implemented in the second quarter of 2009.

•

Commercialization infrastructure project costs and staffing reductions implemented as part of our restructuring plan decreased expenses $709,000 for the three months ended June 30, 2010 and $1.9 million for the six months ended June 30, 2010.

•

We incurred certain nonrecurring expenditures of $164,000 in the three months ended June 30, 2009 and $685,000 in the six months ended June 30, 2009, primarily relating to professional and other related expenses incurred in connection with the Merger.

•

Facilities costs decreased $560,000 for the three months ended June 30, 2010 and $1.1 million for the six months ended June 30, 2010 primarily due to the termination of two former Nuvelo leases in the third quarter of 2009.

SG&A expenses for the remainder of 2010 are expected to be lower than 2009 levels, however, they are highly contingent upon completing a strategic transaction, raising substantial additional funding in combination with a strategic transaction or obtaining government funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

Merger Transaction Costs

These costs were exclusive to 2009. During the six months ended June 30, 2009, we expensed nearly $5.5 million in transaction costs related to the Merger. These costs were comprised of financial advisory fees paid upon completion of the Merger and legal fees incurred in the first quarter of 2009 totaling approximately $3.8 million. Prior to December 31, 2008 we incurred merger transaction expenses, including legal, accounting and due diligence costs of approximately $1.7 million. These costs were recorded on our consolidated balance sheet as deferred transaction costs on December 31, 2008. On January 1, 2009, as part of our adoption of ASC 805, these deferred transaction costs were expensed.

Restructuring Expense

In the second quarter of 2009, ARCA implemented a restructuring plan under which it terminated 44 employees from its research and development and selling, general and administrative functions. ARCA implemented the restructuring plan in connection with its strategy to seek strategic alternatives for commercializing Gencaro, rather than establish its own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve our capital resources. As result of the restructuring plan implemented, ARCA recorded a restructuring charge in the three and six months ended June 30, 2009 of approximately $1.2 million for personnel-related termination costs, of which $795,000 related to severance amounts paid in cash and $387,000 related to the acceleration of vesting on outstanding stock options.

As part of the restructuring, management reviewed excess computer and office equipment for impairment, and recorded for the three and six months ended June 30, 2009 an impairment charge of $83,000, based on the excess of the carrying value over the estimated fair value less cost to sell. The impairment charge is classified as restructuring expense in the consolidated statement of operations. There were no like charges for the comparable 2010 periods.

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

Interest and Other Income

Interest and other income was $1,000 in the three months ended June 30, 2010 and $2,000 in the six months ended June 30, 2010, as compared to $103,000 in the three months ended June 30, 2009 and $204,000 in the six months ended June 30, 2009. The decreases in interest and other income in the 2010 periods are due to decreases in our average cash, cash equivalents and marketable securities balances and investment yields. We expect interest income to be nominal in 2010 due to low investment yields and declining cash, cash equivalent, and investment balances.

Interest and Other Expense

Interest and other expense was $2,000 in the three months ended June 30, 2010 and $4,000 in the six months ended June 30, 2010, as compared to $49,000 in the three months ended June 30, 2009 and $113,000 in the six months ended June 30, 2009. The decreases in interest and other expense in the 2010 periods are due to our conversion of our convertible notes payable and repayment of our bank note. The convertible notes were converted into common stock upon closing of the Merger on January 27, 2009. The outstanding indebtedness under the bank note was repaid in full in July 2009. Based on our current capital structure, interest expense for 2010 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$9,917	$7,763

As of June 30, 2010, ARCA had total cash and cash equivalents of $9.9 million, as compared to $7.8 million as of December 31, 2009. The net increase of $2.2 million is primarily due to $7.2 million of net proceeds received from the sale of common stock, offset in part by $5.2 million of cash used for operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,170)	$(28,314)
Investing activities	4	40,529
Financing activities	7,320	(941)

Net increase in cash and cash equivalents	$2,154	$11,274

Net cash used in operating activities for the six months ended June 30, 2010 decreased $23.1 million compared with the 2009 period primarily due to decreased R&D and SG&A expenses discussed above, and merger transaction and restructuring costs paid in the 2009 period of $4.3 million and $2.6 million, respectively.

Net cash flows provided by investing activities in the six months ended June 30, 2009 was primarily due to $30.4 million of cash received from the Merger and $10.0 million of proceeds from the sale of marketable securities, also acquired in the Merger.

Net cash provided by financing activities for the six months ended June 30, 2010 is comprised of $7.2 million of net proceeds from the sale of our common stock and $138,000 of proceeds received from upon exercise of stock options. In the six months ended June 30, 2009, net cash used in financing activities was primarily due to repayments on the bank note.

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

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding our continued operations and development programs. We will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets or government funding to support the continued clinical development of Gencaro, including the additional clinical trial. In evaluating the substantial costs associated with development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government funding, which may not be available.

On December 8, 2009, we entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which we may, from time to time, offer and sell our common stock through the Agent. On April 30, 2010, we amended the Agreement to permit us to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of our common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and the Agent. The Agent will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. We may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the three months ended June 30, 2010, we sold 89,600 shares of common stock under this Agreement and realized $334,000 of proceeds, net of $16,000 of offering costs. In the six months ended June 30, 2010, we sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. Although, after giving effect to the Amendment, we have up to $12.5 million available under the Agreement, SEC and Nasdaq regulations may allow us to sell only a portion of the full amount in any particular twelve month period. As of August 10, 2010, we could sell up to $1.8 million of common stock under the Agreement and this amount may be further reduced in the future.

In addition to the proceeds of the recent stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of June 30, 2010 will be sufficient to fund our operations, at our current cost structure, through March 31, 2011. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2011. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for an additional clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 9, 2007, Nuvelo and certain of Nuvelo’s former and then current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which Nuvelo announced on December 11, 2006, and seeks damages on behalf of purchasers of Nuvelo’s common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleges that Nuvelo misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff seeks unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, Nuvelo filed a motion to transfer the four cases to the Northern District of California. The Court granted Nuvelo’s motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. Nuvelo filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to Nuvelo’s motion to dismiss on February 4, 2008. On June 12, 2008, the Court held a hearing on the motion to dismiss.

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. Plaintiffs’ class certification motion is due on November 15, 2010 and a hearing on the motion is scheduled for January 27, 2011. Further, the court has set a fact discovery deadline for March 31, 2011 and a case management conference for April 14, 2011. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

*We will need to raise substantial additional funds through the public or private debt and equity markets, from government funding or complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to us in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA, including an additional clinical efficacy trial of Gencaro in patients with heart failure. In the second quarter of 2010, we reached agreement with the FDA regarding the special protocol assessment, or SPA, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. We estimate the trial will take approximately 3.5 years (including the time to reach the interim analysis). We currently expect we could begin the trial approximately one year after obtaining sufficient funding.

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the planned additional clinical trial, the substantial cost of commercializing Gencaro if it is approved, and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, in 2009, we reduced our operating expenses, suspended significant expenditures on our development activities for programs other than Gencaro, and began evaluating strategic alternatives. We will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets or government funding to support the continued development of Gencaro, including the additional clinical trial. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity markets to successfully commercialize Gencaro.

We believe that our cash and cash equivalents balance as of June 30, 2010 will be sufficient to fund our operations, at our current cost structure, through March 31, 2011. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2011. As a result of the significant additional required development of Gencaro, including the additional clinical trial, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for an additional clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

Our common stock trades on the Nasdaq Global Market, which has certain compliance requirements for continued listing of common stock. Among other requirements, Nasdaq Rule 5450(b)(1)(A) requires that we keep a minimum stockholders’ equity of $10,000,000. On March 12, 2010, we received a letter from the Nasdaq Listing Qualification Department indicating that, as of December 31, 2009, we did not meet the minimum stockholders’ equity requirement. On May 13, 2010, we announced that we had received notification from Nasdaq that we had demonstrated compliance with the minimum stockholders’ equity requirement.

While we were in compliance with Nasdaq’s continued listing requirements as of June 30, 2010, there can be no assurances that we will continue to meet such Nasdaq requirements. Delisting could reduce the ability of our stockholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our Nasdaq Global Market listing may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage, and make it more difficult for us to raise capital in the future.

*If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. Gencaro is our only product candidate at a late stage of clinical development. In September 2008, the FDA accepted for filing the Gencaro NDA. On May 29, 2009, the FDA issued a CRL to us in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified additional actions and information required for approval of the NDA, including an additional clinical efficacy trial of Gencaro in patients with heart failure. In May 2010, we reached agreement with the FDA on an SPA on the design of a clinical trial to assess the safety and efficacy of Gencaro for approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. Clinical trials in heart failure are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

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

*The SPA does not guarantee any particular outcome from regulatory review of the clinical trial or Gencaro, including any regulatory approval.

FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the design of the clinical trial, including trial size, clinical endpoints and/or data analyses, are acceptable to the FDA for the intended purpose. An SPA agreement is not a guarantee of approval, and we cannot assure you that the design of, or data collected from, the new Gencaro trial will be adequate to address the concerns raised by the FDA in the CRL or obtain the requisite regulatory approvals for Gencaro. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the new Gencaro trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the new Gencaro trial, or whether Gencaro will receive any regulatory approvals as a result of our SPA agreement with the FDA and the new clinical trial.

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

*We expect to rely on contract research organizations to conduct clinical trials, and as a result, will be unable to directly control the timing, conduct and expense of clinical trials.

We expect that we, or any strategic partners, will rely primarily on third parties to conduct clinical trials, including the clinical trial we hope to begin pursuant to the specifications in the SPA. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We are currently pursuing a strategic transaction, such as a potential combination or partnership, which may divert attention from the development of Gencaro. The failure to enter into a strategic transaction may materially and adversely affect our business.

Unless we are able to raise substantial additional funding through other means, we will need to complete a strategic transaction to continue the development of Gencaro. The strategic transactions that we may consider include a potential combination or partnership. Our board of directors and management team has and will continue to devote substantial time and resources to the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees do not have experience in the strategic transaction process, and our previous efforts to enter into a strategic transaction have not been successful. As a result of these and other factors, there is substantial risk that we may not be able to complete a strategic transaction on favorable terms, or at all. The failure to complete a strategic transaction may materially and adversely affect our business.

*We may be limited in our ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2010, we had 8,830,434 shares of common stock outstanding, 20% of which is approximately 1,766,087 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we may be limited in how much funding we could raise privately without requiring a stockholder vote.

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

*We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the submission of responses to the CRL, the commencement and completion of clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined heart failure population pursuant to the SPA agreed to by us and the FDA. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

*Our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. On May 29, 2009, the FDA issued a CRL to us which stated that the FDA could not approve the Gencaro NDA in its current form and specified additional actions and information required by the FDA for approval of the NDA. We and the FDA have agreed to an SPA on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients in a genotype-defined heart failure population. This product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with the SPA and submit the attendant data requested in the CRL, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

*We are relying upon LabCorp to obtain marketing clearance or approval of the companion Gencaro Test. There is no guarantee that the FDA will grant timely clearance or approval of the Gencaro Test, if at all, and failure to obtain such timely clearance or approval would adversely affect our ability to market Gencaro.

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

Under our agreement with LabCorp, LabCorp is responsible for determining the appropriate regulatory pathway for the Gencaro Test and obtaining market clearance or approval from the FDA. Based on FDA guidance, LabCorp submitted a PMA regulatory submission, which the FDA formally accepted in January 2009 and the review was granted an extension until March 2010. LabCorp has voluntarily withdrawn the PMA and we have been informed that they plan to resubmit it when the complete response to the Gencaro NDA CRL is submitted, which will occur no earlier than the first interim analysis of the additional Phase 3 trial. The FDA may decide that the Gencaro Test should be evaluated for clearance under the FDA’s 510(k) notification process. We and LabCorp do not believe that any further clinical trials will be required for the Gencaro Test PMA, though there is no guarantee that the FDA will not require additional clinical data.

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

LabCorp is our single-source supplier of the Gencaro Test and has the right to terminate its agreement with us for any reason. If LabCorp or its third party suppliers were to terminate their agreement with us or cease or interrupt production of or otherwise fail to supply the Gencaro Test, or the materials required to produce it, in a timely manner or at all, we could be unable to complete any additional clinical trials with Gencaro or to obtain a contract manufacturer of companion genetic test for Gencaro for an indeterminate period of time. This could adversely affect our ability to complete clinical development of Gencaro, including the planned additional clinical trial, or to commercialize Gencaro if it is ultimately approved, either of which could have an adverse effect on our financial condition and results of operations.

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

*We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and related rules of the SEC and Nasdaq regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say-on-pay” and proxy access. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more expensive and time consuming. We are required to expend considerable time and resources complying with public company regulations.

*If our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Risks Related to Intellectual Property and Other Legal Matters

*We are party to securities litigation and defending these lawsuits could hurt our business. The volatility of the market price could engender additional class action securities litigation.

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

For example, in December 2006, after Nuvelo announced that alfimeprase did not meet its primary endpoint in the first of two planned Phase 3 trials for the treatment of acute peripheral arterial occlusion and in the first of two planned Phase 3 trials for the treatment of catheter occlusion, the closing price of one share of Nuvelo’s common stock was $81 (as adjusted for the 20-to-1 reverse stock split) on the day of the announcement, as compared with a closing price of $391 (as adjusted for the 20-to-1 reverse stock split) on the trading day prior to the announcement. On February 9, 2007, Nuvelo and certain of Nuvelo’s former and then current officers and directors were named as defendants in a purported securities class action lawsuit filed in the U.S. District Court for the Southern District of New York. The suit alleged violations of the Exchange Act related to the clinical trial results of alfimeprase, which Nuvelo announced on December 11, 2006, and sought damages on behalf of purchasers of Nuvelo’s common stock during the period between January 5, 2006 and December 8, 2006. Specifically, the suit alleged that Nuvelo misled investors regarding the efficacy of alfimeprase and the drug’s likelihood of success. The plaintiff sought unspecified damages and injunctive relief. Three additional lawsuits were filed in the Southern District of New York on February 16, 2007, March 1, 2007 and March 6, 2007, respectively. On April 10, 2007, three separate motions to consolidate the cases, appoint lead plaintiff, and appoint lead plaintiff’s counsel were filed. On April 18, 2007, Nuvelo filed a motion to transfer the four cases to the Northern District of California. The Court granted Nuvelo’s motion to transfer the cases to the Northern District of California in July 2007. Plaintiffs have filed motions for consolidation, lead plaintiff and lead plaintiff’s counsel in the Northern District of California. Plaintiffs filed their consolidated complaint in the Northern District of California on November 9, 2007. Nuvelo filed a motion to dismiss plaintiffs consolidated complaint on December 21, 2007. Plaintiffs filed an opposition to Nuvelo’s motion to dismiss on February 4, 2008. On June 12, 2008, the Court held a hearing on the motion to dismiss.

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, the plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, the defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. We filed our answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. Plaintiffs’ class certification motion is due on November 15, 2010 and a hearing on the motion is scheduled for January 27, 2011. Further, the Court has set a fact discovery deadline for March 31, 2011 and a case management conference for April 14, 2011. Based on plaintiff’s amended complaint, we believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, our business could be harmed.

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

Our executive officers, directors and their affiliates beneficially owned approximately 29% of our outstanding common stock as of June 30, 2010. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales in the public market of substantial amounts of our common stock, including pursuant to our equity distribution agreement with Wedbush Securities Inc., could depress prevailing market prices of our common stock. As of June 30, 2010, we had 8,830,434 shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2010, there were approximately 950,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of June 30, 2010, approximately 341,000 shares of our common stock were issuable upon the exercise of outstanding warrants, all of which were exercisable as of this date. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

ITEM 4. RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

10.1*§	Second Amended and Restated Collaboration Agreement, dated April 20, 2010, by and between ARCA biopharma, Inc. and Archemix Corp.

10.2	Amendment No. 1, dated April 30, 2010 to the Equity Distribution Agreement dated December 8, 2009 between ARCA biopharma, Inc. and Wedbush Securities, Inc.(1)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

§ Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 30, 2010, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ PATRICK M. WHEELER
Patrick M. Wheeler
Chief Financial Officer

Dated: August 10, 2010

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

10.1*§	Second Amended and Restated Collaboration Agreement, dated April 20, 2010, by and between ARCA biopharma, Inc. and Archemix Corp.

10.2	Amendment No. 1, dated April 30, 2010 to the Equity Distribution Agreement dated December 8, 2009 between ARCA biopharma, Inc. and Wedbush Securities, Inc.(1)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

§ Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 30, 2010, File No. 000-22873.