Form 10-Q
period 2010-09-30
ARCA biopharma, Inc.
filed 2010-11-15
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 12, 2010: 8,834,535

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,906	$7,763
Marketable securities	222	—
Other current assets	542	522

Total current assets	8,670	8,285

Property and equipment, net	771	1,026
Other assets	57	61

Total assets	$9,498	$9,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269	$533
Accrued compensation and employee benefits	116	241
Accrued expenses and other liabilities	301	756
Deferred rent, current portion	119	114

Total current liabilities	805	1,644

Deferred rent, net of current portion	226	316

Total liabilities	1,031	1,960

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized; 8,834,535 and 7,620,448 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9	8
Additional paid-in capital	64,951	57,294
Unrealized gain on marketable securities	222	—
Deficit accumulated during the development stage	(56,715)	(49,890)

Total stockholders’ equity	8,467	7,412

Total liabilities and stockholders’ equity	$9,498	$9,372

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30,
	2010	2009	2010	2009	2010
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$726	$1,112	$2,246	$9,209	$38,410
Selling, general and administrative	1,380	2,007	4,577	11,192	32,818
Merger transaction costs	—	—	—	5,470	5,470
Restructuring expense, net	—	1,131	—	2,396	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000

Total costs and expenses	2,106	4,250	6,823	28,267	85,111

Loss from operations	(2,106)	(4,250)	(6,823)	(28,267)	(85,111)

Gain on bargain purchase	—	—	—	25,282	25,282
Interest and other income	3	13	5	217	1,266
Interest and other expense	(3)	(71)	(7)	(184)	(433)

Loss before income taxes	(2,106)	(4,308)	(6,825)	(2,952)	(58,996)
Benefit from income taxes	—	—	—	—	2,281

Net loss	$(2,106)	$(4,308)	$(6,825)	$(2,952)	$(56,715)

Less: Accretion of redeemable convertible preferred stock	—	—	—	(135)	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	—	(781)	(781)

Net loss available to common stockholders	$(2,106)	$(4,308)	$(6,825)	$(3,868)	$(57,741)

Net loss available to common stockholders per share:
Basic and diluted	$(0.24)	$(0.57)	$(0.81)	$(0.56)
Weighted average shares outstanding:
Basic and diluted	8,817,793	7,576,234	8,401,340	6,921,996

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(in thousands, except share and per share amounts)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	—	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	—	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	—	(38,178)

Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	—	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	—	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	—	139
Share-based compensation	—	—	—	—	—	—	337	—	—	337
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,825)	—	(6,825)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	222	222

Comprehensive loss										(6,603)

Balance, September 30, 2010	—	$—	—	$—	8,834,535	$9	$64,951	$(56,715)	$222	$8,467

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30,
	2010	2009	2010
	(in thousands)
Cash flows used in operating activities:
Net loss	$(6,825)	$(2,952)	$(56,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	(25,282)	(25,282)
Depreciation and amortization	255	366	1,052
Non-cash interest expense	—	102	211
Share-based compensation	337	786	1,853
Issuance of warrants for lease termination	—	377	377
Issuance of common stock for license rights	—	—	214
Interest on notes converted to Series A Preferred Stock	—	—	5
Interest on notes converted to common stock	—	—	48
Accretion of liabilities	—	152	152
Impairment of property and equipment	—	125	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
(Gain) loss from disposal of property and equipment	(4)	31	67
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	10	2,549	2,553
Other assets	—	7,063	7,009
Accounts payable	(264)	(2,335)	(1,921)
Accrued expenses and other liabilities	(606)	(19,719)	(19,054)
Deferred rent	(85)	(79)	345

Net cash used in operating activities	(7,182)	(38,816)	(85,242)

Cash flows provided by (used in) investing activities:
Cash received from Merger	—	30,392	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(2)	(185)	(1,858)
Proceeds from sale of marketable securities	—	15,106	15,106
Proceeds from sale of property and equipment	6	310	333

Net cash provided by investing activities	4	45,623	42,787

Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	7,659	95	7,855
Payment of offering costs	(338)	—	(338)
Repayment of principal on bank note payable	—	(4,000)	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)

Net cash provided by (used in) financing activities	7,321	(3,905)	50,361

Net increase in cash and cash equivalents	143	2,902	7,906
Cash and cash equivalents, beginning of period	7,763	7,740	—

Cash and cash equivalents, end of period	$7,906	$10,642	$7,906

Supplemental cash flow information:
Interest paid	$—	$97	$107

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$151	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company, Development Stage, and Basis of Presentation

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for heart failure and other cardiovascular diseases. The Company’s lead product candidate is GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator for chronic heart failure, or HF. The Company has identified common genetic variations in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response. The Company has licensed exclusive, worldwide rights to Gencaro and has been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which ARCA believes will provide market exclusivity for Gencaro into 2025 in those markets. In addition, the Company believes that if Gencaro is approved, the U.S. Gencaro patent will be eligible for patent term extension which, if granted, could provide an additional period of market exclusivity in the U.S. of approximately 3 years.

In May 2009, the U.S. Food and Drug Administration, or FDA, notified the Company through a Complete Response Letter, or CRL, that its New Drug Application, or NDA, for Gencaro was not approvable in its current form. In the CRL, the FDA stated, among other things, that the previous Phase 3 heart failure clinical trial involving Gencaro, known as the BEST trial, did not adequately demonstrate Gencaro’s clinical effectiveness. In May 2010, the Company formally received agreement from the FDA on a Special Protocol Assessment, or SPA, for the protocol of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The SPA signifies the FDA’s agreement that this trial, if successful, could serve as the clinical effectiveness basis for the approval of Gencaro. The trial protocol includes two interim data analyses at pre-specified numbers of primary endpoint events. If the results of either interim analysis meet the pre-specified criteria, a complete response to the CRL could be formally submitted. Even with a positive outcome at either interim analysis, the planned trial is designed to proceed to conclusion, estimated to take 3.5 years (including the time to reach the interim analysis). The Company currently expects that it could begin the trial approximately one year after obtaining sufficient funding.

To support the continued development of Gencaro, including the additional clinical trial, ARCA will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets or government funding.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, Ebola and Marburg. ARCA is currently seeking government or third party funding to further develop rNAPc2 as a potential treatment for viral hemorrhagic fevers. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

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

Since ARCA Colorado was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $85.1 million and had negative cash flows from operations of $85.2 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets, or government funding to support the continued development of Gencaro, including the additional clinical trial. In the nine months ended September 30, 2010, the Company raised $7.2 million, net of offering costs, through the sale of common stock, and may seek additional interim funding that could allow it to operate while it continues to pursue strategic combination, partnering, financing and/or licensing opportunities. If the Company is delayed in completing or is unable to complete additional interim funding and/or a strategic transaction, the Company may discontinue its development activities on Gencaro or discontinue its operations.

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and the Agent. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. The Company may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the nine months ended September 30, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs.

The Company believes that its cash and cash equivalents balance as of September 30, 2010 will be sufficient to fund its operations, at its current cost structure, through June 30, 2011. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond June 30, 2011. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for an additional clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	the Company’s ability to retain the listing of its common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government or third party funding to further develop Gencaro or rNAPc2;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Accounting Standards Updates

In January 2010, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update, or ASU, 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, or ASU 2010-06, which amends FASB Accounting Standards Codification, or ASC, Topic 820-10, Fair Value Measurements and Disclosures. The update provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 1, 2010. This update had no impact on the Company’s financial position, results of operations or cash flows.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In thousands, except shares and per share data)
Net loss	$(2,106)	$(4,308)	$(6,825)	$(2,952)
Less: Accretion of redeemable convertible preferred stock	—	—	—	(135)
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	(781)

Net loss available to common shareholders	$(2,106)	$(4,308)	$(6,825)	$(3,868)

Weighted average shares of common stock outstanding	8,834,491	7,592,932	8,418,038	6,946,951
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)	(16,698)	(24,955)

Total weighted-average shares used in computing net loss per share attributed to common stockholders	8,817,793	7,576,234	8,401,340	6,921,996

Basic and diluted loss per share	$(0.24)	$(0.57)	$(0.81)	$(0.56)

Potentially dilutive securities representing 1.3 million weighted average shares of common stock were excluded for both the three months ended September 30, 2010 and 2009, and 1.3 million and 1.6 million for the nine months ended September 30, 2010 and 2009, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

The following table provides supplemental pro forma financial information for the three and nine months ended September 30, 2009 as if the acquisition had occurred as of the beginning of 2009. The unaudited pro forma results exclude the nonrecurring charges for the merger transaction costs and the gain on bargain purchase. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of ARCA Colorado and Nuvelo. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of 2009, nor are they intended to represent or be indicative of future results of operations.

(in thousands, except per share data)	Three Months Ended, September 30, 2009	Nine Months Ended, September 30, 2009
Revenue	$—	$—
Net loss	(4,308)	(28,751)
Net loss per share, basic and diluted	$(0.57)	$(3.80)

(4) Fair Value Disclosures

As of September 30, 2010, the Company had $7.8 million of cash equivalents consisting of money market funds with maturities of 90 days or less, and $222,000 of available for sale marketable equity securities. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.

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

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of September 30, 2010 and December 31, 2009, the Company did not have any debt outstanding.

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2010	December 31, 2009
Computer equipment	3 years	$206	$200
Lab equipment	5 years	140	142
Furniture and fixtures	5 years	399	398
Computer software	3 years	176	183
Leasehold improvements	Lesser of useful life or life of the lease	744	744

		1,665	1,667
Less accumulated depreciation and amortization		(894)	(641)

		$771	$1,026

For the nine months ended September 30, 2010 and September 30, 2009, and for the period from Inception through September 30, 2010, depreciation and amortization expense was $255,000, $366,000, and $1.1 million, respectively.

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

Operating Leases

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado, which serves as the Company’s primary business offices. The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term. Tenant improvement reimbursements from the landlord totaled $593,000 which were recorded as deferred rent and are amortized as reductions to rent expense over the lease term. Rent expense under this lease for the nine months ended September 30, 2010 and 2009 was $92,000 and was $287,000 from Inception through September 30, 2010.

Below is a summary of the future minimum lease payments committed under Company’s facility in Broomfield, Colorado as of September 30, 2010 (in thousands):

Remainder of 2010	$60
2011	244
2012	251
2013	128

Total future minimum rental payments	$683

University of Cincinnati

On December 2, 2009, the Company entered into an agreement with the University of Cincinnati that gives the Company the exclusive option to license exclusive, worldwide rights to a portfolio of certain patent rights relating to genetic polymorphisms of adrenergic cardiac receptors, including, but not limited to, the option to exclusively license all of the rights previously sublicensed nonexclusively under the agreement with CardioDx, Inc, which terminated on April 10, 2010. These rights include those for developing and commercializing diagnostics for the receptor polymorphisms that may indicate which patients will respond most favorably to Gencaro. The period of the option is through December 2, 2010. As consideration for the option, the Company has assumed the reasonable costs of prosecuting the associated patent rights.

Laboratory Corporation of America

In February 2007, the Company entered into a commercialization and licensing agreement with Laboratory Corporation of America, or LabCorp, to develop, make, market and sell diagnostic tests in connection with the medical prescription of the Company’s lead compound, Gencaro. Under the agreement the Company granted to LabCorp an exclusive license to its diagnostic rights associated with Gencaro. The license agreement has a term of 10 years. LabCorp has the right to cancel the agreement and give the rights to the diagnostic back to the Company. The sublicense transferred the royalty and all other fee obligations of the Company arising out of the sale of diagnostic tests by LabCorp. If LabCorp does not fulfill its royalty payment and other fee obligations, the Company is responsible for the payments. In addition, the Company granted to LabCorp 16,698 shares of common stock. The shares are subject to a restricted stock agreement in which shares vest upon the attainment of certain regulatory approval and drug product sales milestones.

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

(8) Equity Distribution Agreement

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and the Agent. The Agent will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon instructions from the Company, including any price, time or size limits or other customary parameters or conditions the Company may impose. The Company will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. The Company may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the three months ended September 30, 2010, the Company did not sell any shares of common stock under this Agreement. In the nine months ended September 30, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. Plaintiffs’ class certification motion is due on December 15, 2010 and a hearing on the motion is scheduled for March 3, 2011. Further, the Court has set a fact discovery deadline for April 30, 2011 and a case management conference for April 14, 2011. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

(10) Share-based Compensation

For the three-month and nine- month periods ended September 30, 2010 and 2009 and for the period from Inception through September 30, 2010, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2010
	2010	2009	2010	2009
Research and Development	$28	$34	$90	$82	$341
Selling, General and Administrative	85	78	247	317	1,125
Restructuring	—	—	—	387	387

Total	$113	$112	$337	$786	$1,853

The fair values of employee stock options granted in the three- and nine-month periods ended September 30, 2010 and 2009 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term	5.3 years	6.4 years	5.7 years	6.4 years
Expected volatility	93%	82%	85%	79%
Risk-free interest rate	1.70%	3.10%	2.70%	1.32%
Expected dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value per share	$2.74	$2.65	$2.03	$3.21

Stock option activity for the nine-month period ended September 30, 2010 under all plans is as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	921,104	$69.60	7.17	$787,997
Changes during the period:
Granted	120,670	2.93
Exercised	(49,487)	2.80
Forfeited, cancelled or expired	(45,549)	745.67

Options outstanding at September 30, 2010	946,738	$32.07	7.29	$1,140,523

Options exercisable at September 30, 2010	620,192	$47.20	6.68	$849,083
Options vested and expected to vest	929,289	$32.61	7.27	$1,125,713

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

(12) Subsequent Events

The Company received notification, dated October 29, 2010, that it has been approved for grants totaling $489,000 under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project Credit is provided under section 48D of the Internal Revenue Code, or IRC, as added to the IRC by the Patient Protection and Affordable Care Act of 2010.

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

We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response. We currently hold worldwide rights to Gencaro and have been granted patents in the U.S. and Europe for methods of treating heart failure patients with bucindolol based on genetic testing, which we believe will provide market exclusivity for Gencaro into 2025 in those markets. In addition, we believe that if Gencaro is approved, the U.S. Gencaro patent will be eligible for patent term extension which, if granted, could provide an additional period of market exclusivity in the U.S. of approximately 3 years.

In May 2009, the FDA notified us through a Complete Response Letter, or CRL, that our New Drug Application, or NDA, for Gencaro was not approvable in its current form, and specified additional actions and information required for approval of the NDA. In the CRL, the FDA stated that the previous Phase 3 heart failure clinical trial involving Gencaro, known as the BEST trial, did not adequately demonstrate Gencaro’s clinical effectiveness. In May 2010, we formally received agreement from the FDA on a Special Protocol Assessment, or SPA, for the protocol of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic heart failure who have the genotype that appears to respond most favorably to Gencaro. The SPA signifies the FDA’s agreement that this trial, if successful, could serve as the clinical effectiveness basis for the approval of Gencaro. The trial is designed as an international, multi-center, randomized, double-blind clinical trial. The trial is a superiority comparison of Gencaro to the beta-blocker metoprolol CR/XL, which is approved for heart failure and other indications. The primary endpoint of the trial is a composite of cardiovascular mortality and cardiovascular hospitalization. The trial protocol includes two interim data analyses at pre-specified numbers of primary endpoint events. If the results of either interim analysis meet the pre-specified criteria, a complete response to the CRL could be formally submitted. The first interim data analysis is planned at 630 primary endpoint events (57% of the projected total number). The trial protocol estimates reaching the first interim analysis 24-30 months into the trial. Even with a positive outcome at either interim analysis, the planned trial is designed to proceed to conclusion, estimated to take 3.5 years (including the time to reach the interim analysis). In order to not influence the planned trial’s subsequent completion, if the results of an interim data analysis are adequate to support potential approval of Gencaro, our goal would be to have Gencaro commercially available no sooner than immediately after the conclusion of the trial. We currently expect we could begin the trial approximately one year after obtaining sufficient funding.

The investigation of Gencaro for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined HF population was designated by the FDA as a fast track development program. According to the FDA’s Fast Track Guidance document, fast track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

We also hold exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, Ebola and Marburg. We are currently seeking government or third party funding to further develop rNAPc2 as a potential treatment for viral hemorrhagic fevers. Considering the substantial cost associated with the development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding continued operations and development programs. In the first half of 2010, we raised $7.2 million, net of offering costs, through the sale of common stock, and we may seek additional interim funding that could allow us to operate while we continue to pursue strategic combination, partnering, financing or licensing opportunities. If we are delayed in completing or are unable to complete additional interim financing and/or a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of September 30, 2010 will be sufficient to fund our operations, at our current cost structure, through June 30, 2011. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond June 30, 2011. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Results of Operations

Research and Development Expense

Research and development, or R&D, expense was $726,000 for the three months ended September 30, 2010 as compared to $1.1 million for the corresponding period in 2009, a decrease of $386,000. R&D expense was $2.2 million for the nine months ended September 30, 2010 as compared to $9.2 million for the corresponding period in 2009, a decrease of $7.0 million. Clinical, regulatory, medical affairs, and manufacturing process expenses decreased by $233,000 for the three months ended September 30, 2010 compared to the corresponding period in 2009 primarily due to our reaching agreement on the SPA in the second quarter of 2010. Clinical, regulatory, medical affairs, and manufacturing process expenses decreased by $4.8 million for the nine months ended September 30, 2010 compared to the corresponding period in 2009 primarily as a result of our change in strategy and restructuring plan in the second quarter of 2009. Additionally, R&D expense decreased $153,000 for the three months ended September 30, 2010 and $2.2 million for the nine months ended September 30, 2010 as a result of the discontinuation of clinical development projects, collaborative development arrangements and personnel costs assumed in the merger with Nuvelo.

R&D expenses for Gencaro in 2010 are expected to be significantly less than in 2009. However, R&D expenses are highly contingent upon our ability to complete a strategic transaction, raise substantial additional funding in combination with a strategic transaction or obtain government or third party funding. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher to support increased activities.

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

SG&A expense was $1.4 million for the three months ended September 30, 2010, as compared to $2.0 million for the corresponding period in 2009, a decrease of $627,000. For the nine months ended September 30, 2010, SG&A expense was $4.6 million, as compared to $11.2 million in the corresponding period of 2009, a decrease of $6.6 million. The decrease in these expenses is comprised primarily of the following:

•

Facilities costs decreased $553,000 for the three months ended September 30, 2010 and $1.6 million for the nine months ended September 30, 2010 due to the termination of two former Nuvelo leases in the third quarter of 2009.

•

General and administrative personnel costs decreased $97,000 for the three months ended September 30, 2010 and $1.9 million for the nine months ended September 30, 2010. The decreases are attributable to merger-related transitional personnel costs and reductions due to the restructuring plan implemented in the second quarter of 2009.

•	Commercialization infrastructure project costs and staffing reductions implemented as part of our restructuring plan decreased expenses $1.9 million for the nine months ended September 30, 2010.
•

We incurred certain nonrecurring expenditures of $710,000 in the nine months ended September 30, 2009, primarily relating to professional and other related expenses incurred in connection with the Merger.

SG&A expenses for the remainder of 2010 are expected to be significantly lower than 2009 levels, however, they are highly contingent upon completing a strategic transaction, raising substantial additional funding in combination with a strategic transaction or obtaining government or third party funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

Merger Transaction Costs

These costs were exclusive to 2009. During the nine months ended September 30, 2009, we expensed nearly $5.5 million in transaction costs related to the Merger. These costs were comprised of financial advisory fees paid upon completion of the Merger and legal fees incurred in the first quarter of 2009 totaling approximately $3.8 million. Prior to December 31, 2008 we incurred merger transaction expenses, including legal, accounting and due diligence costs of approximately $1.7 million. These costs were recorded on our consolidated balance sheet as deferred transaction costs on December 31, 2008. On January 1, 2009, as part of our adoption of ASC 805, these deferred transaction costs were expensed.

Restructuring Expense

ARCA implemented a restructuring plan under which we terminated 44 employees from our research and development and selling, general and administrative functions, in the second quarter of 2009. The restructuring plan was implemented in connection with our strategy to seek strategic alternatives for commercializing Gencaro, rather than establish our own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve capital resources. As result of the restructuring plan, we recorded a restructuring charge of $1.2 million for personnel-related termination costs in the second quarter of 2009. In the third quarter of 2009, we reduced the restructuring charge by $120,000 due to a change in estimate of severance costs. We completed all payments associated with these restructuring charges in 2009.

During the third quarter of 2009, we negotiated early terminations of the lease obligations related to the facilities in Sunnyvale, CA and San Carlos, CA, which were assumed in the Merger, resulting in a net charge of approximately $1.2 million.

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

We had no like charges for the comparable 2010 periods.

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

Interest and Other Income

Interest and other income was $3,000 in the three months ended September 30, 2010 and $5,000 in the nine months ended September 30, 2010, as compared to $13,000 in the three months ended September 30, 2009 and $217,000 in the nine months ended September 30, 2009. The decreases in interest and other income in the 2010 periods are due to decreases in our average cash, cash equivalents and marketable securities balances and investment yields. We expect interest income to be nominal in 2010 due to low investment yields and declining cash, cash equivalent, and investment balances.

Interest and Other Expense

Interest and other expense was $3,000 in the three months ended September 30, 2010 and $7,000 in the nine months ended September 30, 2010, as compared to $71,000 in the three months ended September 30, 2009 and $184,000 in the nine months ended September 30, 2009. The decreases in interest and other expense in the 2010 periods are due to our conversion of our convertible notes payable and repayment of our bank note. The convertible notes were converted into common stock upon closing of the Merger on January 27, 2009. The outstanding indebtedness under the bank note was repaid in full in July 2009. Based on our current capital structure, interest expense for 2010 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$7,906	$7,763

As of September 30, 2010, ARCA had total cash and cash equivalents of $7.9 million, as compared to $7.8 million as of December 31, 2009. The net increase of $143,000 is primarily due to $7.3 million of net proceeds received from the sale of common stock, offset largely by $7.2 million of cash used for operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,182)	$(38,816)
Investing activities	4	45,623
Financing activities	7,321	(3,905)

Net increase in cash and cash equivalents	$143	$2,902

Net cash used in operating activities for the nine months ended September 30, 2010 decreased $31.6 million compared with the 2009 period primarily due to decreased R&D and SG&A expenses discussed above, and payments in the 2009 period of $11.4 million for lease terminations, $4.3 million for merger transaction costs and $3.7 million of restructuring costs.

Net cash flows provided by investing activities in the nine months ended September 30, 2009 was primarily due to $30.4 million of cash received from the Merger and $15.1 million of proceeds from the sale of marketable securities, also acquired in the Merger.

Net cash provided by financing activities for the nine months ended September 30, 2010 is comprised of $7.2 million of net proceeds from the sale of our common stock and $139,000 of proceeds received from upon exercise of stock options. In the nine months ended September 30, 2009, net cash used in financing activities was primarily due to repayments on the bank note.

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

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding our continued operations and development programs. We will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets or government funding to support the continued clinical development of Gencaro, including the additional clinical trial. In evaluating the substantial costs associated with development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

On December 8, 2009, we entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which we may, from time to time, offer and sell our common stock through the Agent. On April 30, 2010, we amended the Agreement to permit us to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Additional sales of our common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and the Agent. The Agent will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us, including any price, time or size limits or other customary parameters or conditions we may impose. We will pay the Agent a commission, or allow a discount, as the case may be, in each case equal to 4.5% of the gross sales proceeds of any common stock sold through the Agent, acting as an agent, under the Agreement. We may also sell shares of common stock to the Agent, as principal for its own account, at a price to be agreed upon at the time of sale. In the three months ended September 30, 2010, we did not sell any shares of common stock under this Agreement. In the nine months ended September 30, 2010, we sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. Although, after giving effect to the Amendment, we have up to $12.5 million available under the Agreement, SEC and Nasdaq regulations may allow us to sell only a portion of the full amount in any particular twelve month period. As of November 12, 2010, we could sell up to $1.9 million of common stock under the Agreement and this amount may be further reduced in the future.

In addition to the proceeds of the stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of September 30, 2010 will be sufficient to fund our operations, at our current cost structure, through June 30, 2011. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond June 30, 2011. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for an additional clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government or third party funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. ARCA filed its answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. Plaintiffs’ class certification motion is due on December 15, 2010 and a hearing on the motion is scheduled for March 3, 2011. Further, the court has set a fact discovery deadline for April 30, 2011 and a case management conference for April 14, 2011. Based on plaintiff’s amended complaint, ARCA believes that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by its insurance provider. However, it is possible that ARCA could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, ARCA’s business could be harmed.

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

Risks Related to Our Business and Financial Condition

*Our management and our independent registered public accountant, in their report on our financial statements as of and for the year ended December 31, 2009, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

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

We believe that our cash and cash equivalents balance as of September 30, 2010 will be sufficient to fund our operations, at our current cost structure, through June 30, 2011. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond June 30, 2011. As a result of the significant additional required development of Gencaro, including the additional clinical trial, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for an additional clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Global Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government or third funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

There can be no assurances that we will meet such Nasdaq requirements either currently or in the future. Delisting could reduce the ability of our stockholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining our Nasdaq Global Market listing may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage, and make it more difficult for us to raise capital in the future.

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

In November 2009, we announced that the FDA granted fast track designation to Gencaro’s development program for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined HF population. However, such designation does not constrain the FDA’s ability to deny approval for Gencaro. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria for such designation are no longer met.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2010, we had 8,834,535 shares of common stock outstanding, 20% of which is approximately 1,766,907 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we may be limited in how much funding we could raise privately without requiring a stockholder vote.

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

Under our agreement with LabCorp, LabCorp is responsible for determining the appropriate regulatory pathway for the Gencaro Test and obtaining market clearance or approval from the FDA. Based on FDA guidance, LabCorp submitted a PMA regulatory submission, which the FDA formally accepted in January 2009 and the review was granted an extension until March 2010. LabCorp has voluntarily withdrawn the PMA and we have been informed that they plan to resubmit it when the complete response to the Gencaro NDA CRL is submitted, which will occur no earlier than after the first interim analysis of the additional Phase 3 trial. The FDA may decide that the Gencaro Test should be evaluated for clearance under the FDA’s 510(k) notification process. We and LabCorp do not believe that any further clinical trials will be required for the Gencaro Test PMA, though there is no guarantee that the FDA will not require additional clinical data.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. For the remainder of 2010, we expect our research and development activities, other than those associated with Gencaro, will be limited, unless government or third party funding is received for the further development of rNAPc2. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

On December 4, 2008, the Court issued an order dismissing plaintiff’s complaint, and granting leave to amend. On January 23, 2009, the plaintiffs filed an amended complaint, alleging similar claims. On March 24, 2009, the defendants filed a motion to dismiss the amended complaint. On July 15, 2009, the Court held a hearing on the motion to dismiss. On August 17, 2009, the Court granted in part and denied in part defendants’ motion. We filed our answer to plaintiff’s complaint on October 1, 2009. The parties exchanged initial disclosures on October 13, 2009, and the parties are currently engaged in discovery. Plaintiffs’ class certification motion is due on December 15, 2010 and a hearing on the motion is scheduled for March 3, 2011. Further, the Court has set a fact discovery deadline for April 30, 2011 and a case management conference for April 14, 2011. Based on plaintiff’s amended complaint, we believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation and, in the event of an adverse outcome, our business could be harmed.

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

Our executive officers, directors and their affiliates beneficially owned approximately 29% of our outstanding common stock as of September 30, 2010. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

*Our stock price is expected to be volatile.

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the Gencaro Test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure substantial additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	potential receipt of government or third party funding to further develop Gencaro or rNAPc2;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Global Market.

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

Sales in the public market of substantial amounts of our common stock, including pursuant to our equity distribution agreement with Wedbush Securities Inc., could depress prevailing market prices of our common stock. As of September 30, 2010, we had 8,834,535 shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2010, there were approximately 947,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

As of September 30, 2010, approximately 341,000 shares of our common stock were issuable upon the exercise of outstanding warrants, all of which were exercisable as of this date. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

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

Dated: November 15, 2010

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