Form 10-Q
period 2011-03-31
ARCA biopharma, Inc.
filed 2011-05-16
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 12, 2011: 10,515,207

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,085	$7,025
Other current assets	370	137

Total current assets	5,455	7,162

Property and equipment, net	605	690
Other assets	284	304

Total assets	$6,344	$8,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711	$388
Accrued compensation and employee benefits	197	175
Accrued expenses and other liabilities	507	506
Deferred rent, current portion	123	121

Total current liabilities	1,538	1,190

Deferred rent, net of current portion	163	195

Total liabilities	1,701	1,385

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized;
8,834,535 shares issued and outstanding at March 31, 2011 and December 31, 2010	9	9
Additional paid-in capital	65,150	65,072
Deficit accumulated during the development stage	(60,516)	(58,310)

Total stockholders’ equity	4,643	6,771

Total liabilities and stockholders’ equity	$6,344	$8,156

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			December 17, 2001 (date of inception) to March 31, 2011
	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$690	$820	$39,960
Selling, general and administrative	1,512	1,628	35,822
Merger transaction costs	—	—	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000

Total costs and expenses	2,202	2,448	89,665

Loss from operations	(2,202)	(2,448)	(89,665)

Gain on bargain purchase	—	—	25,282
Interest and other income	1	1	2,025
Interest and other expense	(5)	(2)	(439)

Loss before income taxes	(2,206)	(2,449)	(62,797)
Benefit from income taxes	—	—	2,281

Net loss	$(2,206)	$(2,449)	$(60,516)

Less: Accretion of redeemable convertible preferred stock	—	—	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	(781)

Net loss available to common stockholders	$(2,206)	$(2,449)	$(61,542)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.25)	$(0.32)
Weighted average shares outstanding:
Basic and Diluted	8,834,535	7,640,454

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable		Series B Redeemable				Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.06 per share	—	—	—	—	15,529	—	1	—	1
Net loss	—	—	—	—	—	—	—	(116)	(116)

Balance, December 31, 2003	—	—	—	—	15,529	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.06 per share	—	—	—	—	118,319	—	7	—	7
Net loss	—	—	—	—	—	—	—	(511)	(511)

Balance, December 31, 2004	—	—	—	—	133,848	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.06 per share	—	—	—	—	17,533	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.06 per share	—	—	—	—	17,867	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $8.14 per share	—	—	—	—	5,419	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	186,571	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	(1,459)

Balance, December 31, 2005	—	—	—	—	361,238	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $0.72 per share	—	—	—	—	104,229	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	48,111	—	3	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $0.72 per share	—	—	—	—	83,443	1	59	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	15,028	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	229	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	(5,241)

Balance, December 31, 2006	9,222,257	14,919	—	—	612,278	1	1,582	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $1.68 per share	—	—	—	—	7,817	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $1.80 per share	—	—	—	—	3,852	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	16,698	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	83,490	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	13,359	—	16	—	16
Net loss	—	—	—	—	—	—	—	(13,994)	(13,994)

Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable		Series B Redeemable				Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	$—	—	$—	8,834,535	$9	$65,072	$(58,310)	$6,771

Share-based compensation	—	—	—	—	—	—	78	—	78
Net loss	—	—	—	—	—	—	—	(2,206)	(2,206)

Balance, March 31, 2011	—	$—	—	$—	8,834,535	$9	$65,150	$(60,516)	$4,643

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to March 31, 2011
	2011	2010
	(in thousands)
Cash flows used in operating activities:
Net (loss) income	$(2,206)	$(2,449)	$(60,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	81	87	1,216
Non-cash interest expense	—	—	211
Share-based compensation	78	105	2,052
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	5	—	72
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(89)	(104)	2,439
Other assets	20	—	7,186
Accounts payable	323	(292)	(1,479)
Accrued expenses and other liabilities	(123)	(453)	(18,887)
Deferred rent	(29)	(28)	287

Net cash used in operating activities	(1,940)	(3,134)	(88,324)

Cash flows (used in) provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(1)	(2)	(1,861)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	1	—	334

Net cash (used in) provided by investing activities	—	(2)	43,048

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	—	—	7,855
Payment of offering costs	—		(338)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)

Net cash (used in) provided by financing activities	—	—	50,361

Net (decrease) increase in cash and cash equivalents	(1,940)	(3,136)	5,085
Cash and cash equivalents, beginning of period	7,025	7,763	—

Cash and cash equivalents, end of period	$5,085	$4,627	$5,085

Supplemental cash flow information:
Interest paid	$—	$—	$107

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company, Development Stage, and Basis of Presentation

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment of chronic heart failure, or HF, and the prevention of atrial fibrillation, or AF in patients with HF. The Company has identified common genetic variations in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response. The Company has collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that identify these common genetic variations.

The Company has licensed exclusive, worldwide rights to Gencaro and has been granted patents in the U.S. and Europe for methods of treating HF and cardiac arrhythmia patients, which includes AF patients, with bucindolol based on genetic testing, which it believes will provide market exclusivity for Gencaro into at least 2025 in those markets. In addition, the Company believes that if Gencaro is approved, the U.S. Gencaro patent, as well as the patents issued in Europe, will be eligible for patent term extension which, if granted in the U.S., could provide an additional period of market exclusivity in the U.S. of approximately three years, and if granted in Europe could provide an additional five years of market exclusivity.

In September 2008, the U.S. Food and Drug Administration, or FDA, formally accepted for filing the New Drug Application, or NDA, for Gencaro as a potential treatment for HF. In May 2009, the FDA notified the Company through a Complete Response Letter, or CRL, that its NDA for Gencaro was not approvable in its current form, and specified additional actions and information required for approval of the NDA including conducting an additional Phase 3 clinical trial. In May 2010, the Company reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the design of an additional Phase 3 clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with HF who have the genotype that appears to respond most favorably to Gencaro. The Company believes the SPA agreement would permit this trial, if successful, to serve as the clinical effectiveness basis for the approval of Gencaro in HF. In light of the substantial costs associated with the Phase 3 clinical HF trial, the Company does not plan to initiate the trial until governmental funding, or a strategic transaction, such as a strategic combination or partnership is secured or the planned AF trial is completed.

The Company is planning to initiate a Phase 3 clinical study of Gencaro in AF patients with HF and left ventricular dysfunction, and believes AF is an attractive indication for Gencaro because data from BEST, the previously conducted Phase 3 HF trial involving Gencaro in 2,708 HF patients, suggest Gencaro may have a potentially significant effect in reducing and/or preventing AF. Based on the BEST trial, the Company believes Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated, similar to the effects on HF clinical endpoints, and plans to enroll approximately 300-400 patients with recent onset AF who have the genotype that appears to respond most favorably to Gencaro. The Company anticipates that the trial could begin approximately 6 months after the Company obtains sufficient funding.

To support the continued development of Gencaro, including the additional proposed clinical trials, the Company will need to raise substantial additional funding through public or private debt or equity markets or government funding, or complete a strategic transaction, such as a strategic combination or partnership.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, Ebola and Marburg. The Company is currently seeking government or third party funding to further develop rNAPc2 as a potential treatment for viral hemorrhagic fevers. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, exploring strategic alternatives for further developing Gencaro, and raising capital necessary to fund its operations and Phase 3 AF trial. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of convertible promissory notes and shares of its common and preferred stock, as well as through the business combination with Nuvelo, Inc., or Nuvelo.

Since ARCA Colorado was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $89.7 million and had negative cash flows from operations of $88.3 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial(s) and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity securities, or government funding to support the continued development of Gencaro, including any additional clinical trials. In April 2011, the Company raised $2.6 million, net of offering costs, through the sale of our common stock, and may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations.

The Company believes its cash and cash equivalents balance as of March 31, 2011, plus the funds raised through our registered direct public offering of common stock and warrants completed in April 2011 will be sufficient to fund our operations through December 31, 2011. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond December 31, 2011. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

(2) Loss Per Share

The Company calculates basic earnings per share by dividing (loss) earnings available to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted earnings per share is computed by dividing loss earnings available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include redeemable convertible preferred stock and convertible notes payable outstanding prior to the Merger and options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended March 31
	2011	2010
(In thousands, except shares and per share data)
Net loss	$(2,206)	$(2,449)

Net loss available to common shareholders	$(2,206)	$(2,449)

Weighted average shares of common stock outstanding	8,834,535	7,657,152
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)

Total weighted-average shares used in computing net loss per share attributed to common stockholders	8,817,837	7,640,454

Basic and diluted loss per share	$(0.25)	$(0.32)

Potentially dilutive securities representing 1.3 million weighted average shares of common stock were excluded from the computation of net loss per share for both the three months ended March 31, 2011 and 2010 because their inclusion would be anti-dilutive to the computation.

(3) Merger with Nuvelo, Inc. on January 27, 2009

On January 27, 2009, ARCA Colorado completed the Merger with Nuvelo in accordance with the terms of the Merger Agreement, in which a wholly-owned subsidiary of Nuvelo merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc., and its common stock began trading on the Nasdaq Global Market under the symbol “ABIO” on January 28, 2009. On March 7, 2011, the listing of the Company’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

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

(4) Fair Value Disclosures

As of March 31, 2011, the Company had $5.1 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month period ended March 31, 2011.

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

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash, accounts payable, and short-term notes payable approximated fair value due to their short maturities.

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2011	December 31, 2010
Computer equipment	3 years	$190	$206
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	394	398
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	746	744

		1,648	1,666
Less accumulated depreciation and amortization		(1,043)	(976)

		$605	$690

For the three months ended March 31, 2011 and March 31, 2010, and for the period from Inception through March 31, 2011, depreciation and amortization expense was $81,000, $87,000, and $1.2 million, respectively.

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

Operating Leases

The Company is party to a lease agreement, dated February 8, 2008, for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado, which serves as the Company’s primary business offices. The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term. Tenant improvement reimbursements from the landlord totaled $593,000 which were recorded as deferred rent and are amortized as reductions to rent expense over the lease term. Rent expense under this lease for the three months ended March 31, 2011 and 2010 was $31,000 and was $348,000 from Inception through March 31, 2011.

Below is a summary of the future minimum lease payments committed under Company’s facility in Broomfield, Colorado as of March 31, 2011 (in thousands):

Remainder of 2011	$184
2012	251
2013	128

Total future minimum rental payments	$563

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

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

Under the terms of its strategic license agreement with CPEC, a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro, the Company will incur milestone and royalty obligations upon the occurrence of certain events. In August 2008, the Company paid CPEC a milestone payment of $500,000 based on the July 31, 2008 submission of its NDA to the FDA. If the FDA grants marketing approval for Gencaro, the Company will owe CPEC another milestone payment of $8.0 million, which is due within six months after FDA approval. The Company also has the obligation to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

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

(8) Equity Distribution Agreement

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Subject to the filing and effectiveness of a Registration Statement on Form S-3, additional sales of the Company’s common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by the Company and the Agent. In the year ended December 31, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. No shares of common stock were sold under this agreement through March 31, 2011. As more fully described in Note 12 “Subsequent Events”, on April 18, 2011 the Company entered into Subscription Agreements to sell shares of its common stock and warrants to purchase its common stock. Pursuant to those subscription agreements, the Company is prohibited from selling shares of its common stock under the Equity Distribution Agreement until July 20, 2011 and, in certain cases, until April 21, 2014. After October 21, 2011, the Company may sell shares of its common stock under the Equity Distribution Agreement so long as the share price remains above $3.50. Additionally, after April 21, 2012, the Company may sell shares of its common stock under the Equity Distribution Agreement so long as the share price is not less than $2.52, subject to applicable adjustment as described in the subscription agreements.

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

On December 29, 2010, ARCA and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation before a retired federal judge. On February 25, 2011, the parties entered into a settlement agreement, which has been submitted to the Court for approval. ARCA’s insurance carriers have agreed to fund the settlement, subject to a reservation of rights by one carrier. On March 24, 2011 the court preliminarily approved the settlement and set a June 10, 2011 hearing date for final approval of the settlement. If the Court approves the settlement, the litigation will be dismissed against all the defendants. Members of the class who participate in the settlement will provide a release to the defendants, which prevents them from ever asserting any related claims against the defendants. Members of the class, if any, who opt out of the settlement, would not be bound by this release. Although ARCA’s insurance carriers have agreed to pay most of the legal fees that have been incurred in defending this litigation, ARCA has separately agreed with its legal counsel to pay $167,000 in legal defense costs incurred on or before December 29, 2010, but only if ARCA obtains additional funding of at least $10 million in 2011. If ARCA does not obtain such additional funding in 2011, ARCA will have no such payment obligation.

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

(10) Share-based Compensation

For the three-month periods ended March 31, 2011 and 2010 and for the period from Inception through March 31, 2011, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception)
	2011	2010	to March 31, 2011
Research and Development	$30	$29	$409
Selling, General and Administrative	48	76	1,256
Restructuring	—	—	387

Total	$78	$105	$2,052

The fair values of employee stock options granted in the three-month periods ended March 31, 2011 and March 31, 2010 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected term	—	5.7 years
Expected volatility	—	85%
Risk-free interest rate	—	2.70%
Expected dividend yield	—	0%

There were no employee stock options granted in the three-month period ended March 31, 2011.

Stock option activity for the three-month period ended March 31, 2011 under all plans is as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	953,238	$31.87	7.06	$764,622
Changes during the period:
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(15,342)	287.48

Options outstanding at March 31, 2011	937,896	$27.69	5.77	$442,687

Options exercisable at March 31, 2011	709,961	$35.49	5.19	$428,481
Options vested and expected to vest	926,123	$28.00	5.75	$442,595

(11) Income Taxes

In accordance with U.S. GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company believes its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and, therefore, has no reserve for uncertain tax positions.

(12) Subsequent Events

University of Cincinnati

On April 15, 2011, the Company entered into a license agreement with the University of Cincinnati to license exclusive worldwide rights to a portfolio of U.S. and international patents, which includes certain U.S. and international diagnostic patents covering genetic markers for ARCA’s lead drug candidate, Gencaro. These patents provide the basis for exclusive worldwide development, use and commercialization of the genetic test which may indicate a patient’s likely response to Gencaro as a treatment for chronic HF, AF, and other indications. Under the terms of the agreement, ARCA agreed to pay the University of Cincinnati annual license fees of $15,000 and is obligated to future milestone payments for each United States patent issued subsequent to the date of the agreement. The agreement also requires royalty payments on net sales from genetic testing performed expressly for the purpose of prescribing bucindolol. The Company’s potential future royalty obligations have been transferred through a sublicense of rights to LabCorp (see ARCA biopharma, Inc Annual Report on Form 10K for December 31, 2010, Notes to Consolidated Financial Statements, Note 9 “Laboratory Corporation of America). If LabCorp does not fulfill its royalty payment and other fee obligations, the Company is responsible for the payments.

Registered Direct Offering

On April 18, 2011, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to arrange for the sale of up to 1,680,672 shares of ARCA’s common stock and warrants to purchase up to 1,176,471 shares of ARCA’s common stock in a registered direct public offering (the “Offering”). The Company paid the Placement Agent an aggregate fee equal to 7% of the gross proceeds received in the Offering and reimbursed the Placement Agent for their expenses incurred in connection with the Offering, with a maximum expense reimbursement that, when aggregated with the 7% fee, did not exceed 8% of the gross proceeds received by the Company.

On April 18, 2011, ARCA entered into separate subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”) in connection with the Offering, pursuant to which ARCA sold an aggregate of 1,680,672 shares of its common stock and warrants to purchase a total of 1,176,471 shares of its common stock to the Investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $3.0 million. The net proceeds to the Company were approximately $2.6 million and the Offering closed on April 21, 2011.

The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.7 shares of common stock. The purchase price per unit is $1.785. Subject to certain ownership limitations, the warrants are exercisable on the date that is six months after the warrants are issued and will remain exercisable for five years thereafter at an exercise price of $2.52 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Novartis

On May 2, 2011, the Company entered into a patent assignment agreement with Novartis International Pharmaceutical Limited, pursuant to which the Company assigned its patent rights to an undisclosed molecular target to Novartis. Under the Agreement, the Company will receive an upfront payment of $2,000,000 and is eligible to receive payments of $17,500,000 if certain clinical, regulatory and commercial milestones are achieved. The term of the agreement extends to the last payment due to ARCA under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements about the timing and outcome of regulatory reviews and approvals, anticipated expenditures relating to seeking regulatory approval and the potential commercialization of Gencaro, expectations with respect to the commercialization of Gencaro, if approved, ARCA’s plans with respect to obtaining additional capital or consummating a strategic transaction, the prospects for further development of rNAPc2 or other non-Gencaro product candidates and ARCA’s ability to continue to operate as a going concern and its future capital requirements. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on form 10-K for the year ended December 31, 2010. Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

The terms “ARCA,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

ARCA is a biopharmaceutical company whose principal focus is developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment of chronic heart failure, or HF, and the prevention of atrial fibrillation, or AF in patients with HF. We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response. We have collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that identify these common genetic variations.

We have licensed exclusive, worldwide rights to Gencaro and have been granted patents in the U.S. and Europe for methods of treating HF and cardiac arrhythmia patients which includes AF patients, with bucindolol based on genetic testing, which we believe will provide market exclusivity for Gencaro into at least 2025 in those markets. In addition, we believe that if Gencaro is approved, the U.S. Gencaro patent, as well as the patents issued in Europe, will be eligible for patent term extension which, if granted in the U.S., could provide an additional period of market exclusivity in the U.S. of approximately three years, and if granted in Europe could provide an additional five years of market exclusivity.

In September 2008, the U.S. Food and Drug Administration, or FDA, formally accepted for filing our New Drug Application, or NDA, for Gencaro as a potential treatment for HF. In May 2009, the FDA notified us through a Complete Response Letter, or CRL, that our NDA for Gencaro was not approvable in its current form, and specified additional actions and information required for approval of the NDA including conducting an additional Phase 3 clinical trial. In May 2010, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the design of an additional Phase 3 clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with HF who have the genotype that appears to respond most favorably to Gencaro. We believe that the SPA agreement would permit this trial, if successful, to serve as the clinical effectiveness basis for the approval of Gencaro in HF. In light of the substantial costs associated with the Phase 3 clinical HF trial, the Company does not plan to initiate the trial until government funding, or a strategic transaction, such as a strategic combination or partnership is secured or the planned AF trial is completed.

We are planning to initiate a Phase 3 clinical study of Gencaro in AF patients with heart failure and left ventricular dysfunction. We believe AF is an attractive indication for Gencaro because data from BEST, the previously conducted Phase 3 HF trial involving Gencaro in 2,708 HF patients, suggest Gencaro may have a potentially significant effect in reducing and/or preventing AF. Based on the BEST trial we believe Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated, similar to the effects on HF clinical endpoints, and plan to enroll approximately 300-400 patients with recent onset AF who have the genotype that appears to respond most favorably to Gencaro. We anticipate that the trial could begin approximately 6 months after we obtain sufficient funding.

Atrial fibrillation is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers (the atria) becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. Studies estimated AF affected between 2.4 million and 3.0 million Americans in 2005. Those same studies estimated the prevalence of AF will increase to between 3.8 million and 4.8 million by 2025.

The AF clinical trial is intended to be a multi-center, randomized, double-blind clinical trial to assess the safety and efficacy of Gencaro in approximately 300-400 AF patients with left ventricular dysfunction/HF, with the primary endpoint being time to recurrent AF after direct current cardioversion. We plan for this AF trial to compare Gencaro to the beta-blocker metoprolol CR/XL in the genotype (homozygous arginine position 389 of the beta-1 adrenergic receptor) in which Gencaro appears to demonstrate therapeutic enhancement. Metoprolol CR/XL does not appear to be enhanced in patients with this genotype. We believe the AF study would take approximately two years from enrollment of the first patient through completion. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where most of the approved drugs are contra-indicated or have warnings in their prescribing information.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding continued operations and development programs. In April of 2011, we raised $2.6 million, net of offering costs, through the sale of common stock, and we may seek additional interim funding that could allow us to operate while we continue to pursue strategic combination, partnering, financing or licensing opportunities. If we are delayed in completing or are unable to complete additional interim financing and/or a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of March 31, 2011 plus the funds raised in April will be sufficient to fund our operations, at our current cost structure, through December 31, 2011. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2011. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Results of Operations

Research and Development Expense

Research and development, or R&D, expense was $690,000 for the three months ended March 31, 2011 as compared to $820,000 for the corresponding period in 2010, a decrease of approximately $130,000. R&D expense decreased $85,000 for the three months ended March 31, 2011 due to reduced personnel costs and because certain pre-clinical studies in process during the comparative period of 2010 were concluded with no similar costs in 2011. Regulatory and manufacturing process expenses decreased by $45,000 for the three months ended March 31, 2011 compared to the corresponding period in 2010 primarily due to the conclusion of certain Gencaro related regulatory activities and reduced personnel costs in the 2010 period.

R&D expenses in 2011 are expected to be less than in 2010 due to a workforce reduction completed during the quarter and are expected to be primarily related to Gencaro and our development of a clinical program for the AF. However, R&D expenses are contingent upon our ability to complete a strategic transaction, raise substantial additional funding in combination with a strategic transaction or obtain government or third party funding. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher to support increased activities.

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

SG&A expense was $1.5 million for the three months ended March 31, 2011 as compared to $1.6 million for the corresponding period in 2010, a decrease of $116,000. The decrease is comprised of lower consulting and accounting expenses, partially offset by increased legal expenses.

SG&A expenses in 2011 are expected to decrease from 2010 levels as a result of our reduction in workforce completed during the quarter, but are contingent upon the costs of our efforts to complete a strategic transaction, raise substantial additional funding in combination with a strategic transaction or obtain government or third party funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

Merger Transaction Costs

These costs were exclusive to 2009 during which we expensed nearly $5.5 million in transaction costs related to the Merger. These costs were comprised of financial advisory fees paid upon completion of the Merger and legal fees incurred in 2009 totaling approximately $3.8 million. Prior to December 31, 2008 we incurred merger transaction expenses, including legal, accounting and due diligence costs of approximately $1.7 million. These costs were recorded on our consolidated balance sheet as deferred transaction costs on December 31, 2008. On January 1, 2009, as part of our adoption of ASC 805, these deferred transaction costs were expensed.

Restructuring Expense

These costs were exclusive to 2009, during which we implemented a restructuring plan under which we terminated 44 employees from our research and development and selling, general and administrative functions, in the second quarter of 2009. The restructuring plan was implemented in connection with our strategy to seek strategic alternatives for commercializing Gencaro, rather than establish our own internal sales, marketing and distribution capabilities and to lower operating expenses to preserve capital resources. As result of the restructuring plan, we recorded a restructuring charge of $1.1 million for personnel-related termination costs and completed all payments associated with these charges in 2009.

Also during 2009, we negotiated early terminations of the lease obligations related to the facilities which were assumed in the Merger, resulting in a net charge of approximately $1.2 million. As part of the restructuring and lease terminations, management reviewed excess computer and office equipment for impairment, and recorded impairment charges of $125,000 in 2009, based on the excess of the carrying value over the estimated fair value less estimated costs to sell. The impairment charge is classified as restructuring expense in the consolidated statement of operations.

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

Interest and Other Income

Interest and other income was $1,000 in the three months ended March 31, 2011 and March 31, 2010. We expect interest income to continue to be nominal in 2011 due to low investment yields and declining cash, cash equivalent, and investment balances.

Interest and Other Expense

Interest and other expense was $5,000 in the three months ended March 31, 2011 as compared to $2,000 in the three months ended March 31, 2010. Based on our current capital structure, interest expense for 2011 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$5,085	$7,025

As of March 31, 2011, we had total cash and cash equivalents of approximately $5.1 million, as compared to $7.0 million as of December 31, 2010. The net decrease of $1.9 million is due to cash used to fund operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,940)	$(3,134)
Investing activities	—	(2)
Financing activities	—	—

Net increase in cash and cash equivalents	$(1,940)	$(3,136)

Net cash used in operating activities for the three months ended March 31, 2011 decreased approximately $1.2 million compared with the 2010 period primarily due to decreased R&D and SG&A expenses discussed above.

Net cash flows used in investing activities in the three months ended March 31, 2011 and 2010 were $0, and $2,000, respectively, and represents the purchase of property and equipment in the 2010 period.

There was no net cash provided by financing activities for the three months ended March 31, 2011 and 2010.

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

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial(s) and our ongoing operations, we are evaluating strategic alternatives for funding our continued operations and development programs. We will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity markets or government funding to support the continued clinical development of Gencaro, including additional clinical trials. In evaluating the substantial costs associated with development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

On December 8, 2009, we entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which we may, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, we amended the Agreement to permit us to sell up to an aggregate of $20 million in shares, which have been registered on a registration statement on Form S-3 (File No. 333-148288). Subject to the filing and effectiveness of a Registration Statement on Form S-3, additional sales of our common stock through the Agent, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and the Agent. In the year ended December 31, 2010, we sold 1,164,600 shares of our common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. We have sold no shares of our common stock under this Agreement through March 31, 2011. On April 18, 2011 we entered into Subscription Agreements to sell shares of our common stock and warrants to purchase our common stock. Pursuant to those subscription agreements, we are prohibited from selling shares of our common stock under our Equity Distribution Agreement until July 20, 2011 and, in certain cases, until April 21, 2014. After October 21, 2011, we may sell shares of our common stock under our Equity Distribution Agreement so long as the share price remains above $3.50. Additionally, after April 21, 2012, we may sell shares of our common stock under the Equity Distribution Agreement so long as the share price is not less than $2.52, subject to applicable adjustment as described in the subscription agreements.

In addition to the proceeds of the stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of March 31, 2011 plus the additional funds raised in April will be sufficient to fund our operations, at our current cost structure, through December 31, 2011. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2011. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of ARCA’s financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. ARCA’s significant accounting policies are described in Note 1 of “Notes to the Consolidated Financial Statements” included within the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011 there was a reduction in our workforce which included personnel involved in financial reporting and our internal control processes. Though the process and design of our internal controls over financial reporting have not been altered, the reduction in staff may limit our ability to properly segregate internal control procedures. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 29, 2010, we and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation before a retired federal judge. On February 25, 2011, the parties entered into a settlement agreement, which has been submitted to the Court for approval. Our insurance carriers have agreed to fund the settlement, subject to a reservation of rights by one carrier. On March 24, 2011 the court preliminarily approved the settlement and set a June 10, 2011 hearing date for final approval of the settlement. If the Court approves the settlement, the litigation will be dismissed against all the defendants. Members of the class who participate in the settlement will provide a release to the defendants, which prevents them from ever asserting any related claims against the defendants. Members of the class, if any, who opt out of the settlement, would not be bound by this release. Although our insurance carriers have agreed to pay most of the legal fees that have been incurred in defending this litigation, we have separately agreed with our legal counsel to pay $167,000 in legal defense costs incurred on or before December 29, 2010, but only if we obtain additional funding of at least $10 million in 2011. If we do not obtain such additional funding in 2011, we will have no such payment obligation.

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

Those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 9, 2011 have been marked with an (*).

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

*Our audited financial statements for the fiscal year ended December 31, 2010 and unaudited interim financial statements for three months ended March 31, 2011, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountant have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. To preserve our capital resources, in February 2011, we reduced our research and development and general and administrative workforce by 36%. The reduction is expected to reduce our projected cash use by approximately $200,000 per quarter. We may be forced to further reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

*We will need to raise substantial additional funds through the public or private debt and equity securities, from government funding or complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In the second quarter of 2010, we reached agreement with the FDA regarding the special protocol assessment, or SPA, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We now plan to conduct a Phase 3 clinical study of Gencaro in approximately 300-400 HF patients with AF, prior to conducting the clinical study outlined in the SPA, or other HF studies. In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the additional clinical trial, the substantial cost of commercializing Gencaro, if it is approved, and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, in 2009 we reduced our operating expenses, suspended significant expenditures on our development activities for programs other than Gencaro, and began evaluating strategic alternatives. We will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity securities or government funding to support the continued development of Gencaro, including additional clinical trials. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro. To preserve our capital resources, in February 2011, we reduced our research and development and general and administrative workforce by 36%. The reduction is expected to reduce our projected cash use by approximately $200,000 per quarter.

Our current equity distribution agreement with Wedbush Securities, Inc., may not provide us with access to additional capital. We currently have $12.5 million available for sale under the equity distribution agreement, but Securities Exchange Commission and Nasdaq Stock Market regulations may allow us to sell only a portion of the full amount in any particular twelve month period. As of March 1, 2011, we were unable to sell any common stock under the equity distribution agreement pursuant to applicable regulations. Additionally, pursuant to the subscription agreements we entered into in April 2011, we are prohibited from selling shares of our common stock under the equity distribution agreement until July 20, 2011 and, in certain cases, until April 21, 2014.

We currently believe our cash and cash equivalents balance as of March 31, 2011, plus the approximately $2.6 million of funds raised through our sale of common stock and warrants in April 2011, will be sufficient to fund our operations, at our current cost structure, through December 31, 2011. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2011. As a result of the significant additional required development of Gencaro, including the additional clinical trial, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect.

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

*If we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

The Nasdaq Capital Market has certain compliance requirements for continued listing of common stock. Among other requirements, Nasdaq Rule 5505(b) requires that we keep a minimum stockholders’ equity of $5 million (the “Rule”). There can be no assurances that we will continue to meet the requirements for continued listing on the Nasdaq Capital Market. The delisting of our common stock from a national exchange could materially adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital, if needed, on terms acceptable to us, or at all.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the

Nasdaq rules. As of March 31, 2011 we had 8,834,535 shares of common stock outstanding, Giving consideration to our registered direct offering completed in April 2011 in which we sold 1,680,672 additional shares of common stock and warrants to purchase 1,176,471 shares of common stock, as of May 12, 2011 we had 10,515,207 shares of common stock outstanding, 20% of which is 2,103,041 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

*If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. In September 2008, the FDA accepted for filing the Gencaro NDA. On May 29, 2009, the FDA issued a CRL to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In May 2010, we reached agreement with the FDA on an SPA on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We now plan to conduct a Phase 3 clinical study of Gencaro in approximately 300-400 HF patients with AF, prior to the clinical trial outlined in the SPA, or other HF studies. Clinical trials in AF or HF are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

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

*Fast track designation does not guarantee approval, or expedited approval, of Gencaro and there is no guarantee that Gencaro will maintain fast track designation.

In November 2009, we announced that the FDA granted fast track designation to Gencaro’s development program for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined HF population. However, such designation does not constrain the FDA’s ability to deny approval for Gencaro. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria for such designation are no longer met. Additionally, we have not received fast track designation for the development of AF.

*Our planned clinical trials do not guarantee any particular outcome from regulatory review of those clinical trials or Gencaro, including any regulatory approval.

FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the clinical trial we plan to conduct in approximately 300-400 HF patients with AF, and potentially additional clinical trials in AF or HF. The HF clinical trial outlined under the SPA would be a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined HF population. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the design of the clinical trial, including trial size, clinical endpoints and/or data analyses, is acceptable to the FDA for the intended purpose. An SPA agreement is not a guarantee of approval, and if we conduct the HF study outlined in the SPA, we cannot assure that the design of, or data collected from, the new Gencaro trial will be adequate to address the concerns raised by the FDA in the CRL or obtain the requisite regulatory approvals for Gencaro. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocol. In addition, upon written agreement of both parties, the SPA agreement may be changed by us or the FDA, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the planned Gencaro trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the planned Gencaro trial, or whether Gencaro will receive any regulatory approvals as a result of our SPA agreement with the FDA and the planned clinical trial. In addition, we do not yet have guidance from the FDA on the AF protocol, which could substantially impact the trial size, and what additional clinical studies or analyses will be required for approval of Gencaro for an indication in AF.

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

We expect that we, or any strategic partners, will rely primarily on third parties to conduct clinical trials, including the Gencaro clinical trial in HF patients with AF that we plan to conduct As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the submission of responses to the CRL, the commencement and completion of clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year active comparator superiority trial involving approximately 300-400 patients in a genotype-defined HF population with AF, and additional Phase 3 clinical trials. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. On May 29, 2009, the FDA issued a CRL to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We reached agreement with the FDA regarding through the SPA process on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients in a genotype-defined HF population. We are planning to conduct a Phase 3 clinical study of Gencaro in approximately 300-400 HF patients with AF, prior to a further HF endpoint study. This product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit the attendant data requested in the CRL, or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

In the event that we or our collaborators conduct preclinical studies that do not comply with Good Laboratory Practices or incorrectly design or carry out human clinical trials or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully and effectively complete clinical trials for any product candidate on schedule, or at all, will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•

delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates of our competitors or failure to follow regulatory guidelines;

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidates for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, or IRB, to conduct a clinical trial at a prospective study site;

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

In our NDA, we have requested that the FDA approve Gencaro as a therapy that can be prescribed by physicians for patients with HF, and specifically for its effect on certain clinical outcomes for these HF patients. We have also requested that certain information be included in the prescribing information distributed with Gencaro that shows the effect of genetic differences in patients on the clinical results for Gencaro. If we pursue clinical development of Gencaro for an AF indication, we would also request in an amended or new NDA that similar information be included in the prescribing information distributed with Gencaro regarding the effect of genetic differences in patients on the clinical results. The FDA could approve Gencaro, but without including some or all of the prescribing information that we have requested. For instance, FDA could approve Gencaro without some or all of the pharmacogenetic information in the labeling. This, in turn, could substantially and detrimentally impact our ability to successfully commercialize Gencaro and effectively protect our intellectual property rights in Gencaro.

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

Under our agreement with LabCorp, LabCorp is responsible for determining the appropriate regulatory pathway for the Gencaro Test and obtaining market clearance or approval from the FDA. Based on FDA guidance, LabCorp submitted a PMA regulatory submission, which the FDA formally accepted in January 2009 and the review was granted an extension until March 2010. LabCorp has voluntarily withdrawn the PMA. We believe that LabCorp will resubmit the PMA when the complete response to the Gencaro NDA CRL is submitted, or an amended or new NDA is filed, which will occur after additional clinical studies. The FDA may decide that the Gencaro Test should be evaluated for clearance under the FDA’s 510(k) notification process. We and LabCorp do not believe that any further clinical trials will be required for the Gencaro Test PMA, though there is no guarantee that the FDA will not require additional clinical data.

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

Commercialization of Gencaro, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic alternative for the commercialization of Gencaro, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties.

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

*Future sales of Gencaro may suffer if its marketplace acceptance is negatively affected by the Gencaro Test.

The Gencaro Test is an important component of the commercial strategy for Gencaro. We believe that the Gencaro Test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The Gencaro Test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF or HF therapy. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the Gencaro Test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

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

In February 2011, we conducted a strategic reduction in our workforce of approximately 36% in order to preserve our capital resources and to manage our operating expenses. This reduction in force may limit our ability to complete all of our corporate objectives. We may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result.

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

*If approved by the FDA, Gencaro will be entering a competitive marketplace and may not succeed.

Gencaro is a new type of beta-blocker and vasodilator being developed for AF, HF and other indications. While we anticipate that this drug, if approved, would be the first genetically-targeted cardiovascular drug, and potentially the only beta-blocker approved for AF, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. For example, currently, there are three branded beta-blockers indicated for chronic HF in New York Health Association, or NYHA, class II-IV patients: Toprol-XL (once-a-day formulation), Coreg and Coreg CR (once-a-day). Toprol-XL and Coreg have generic equivalents commercially available in the U.S. (metoprolol succinate and carvedilol, respectively). The price of the generic forms of these drugs will be less than the anticipated price of Gencaro, if approved. As a result, Gencaro may not be successful in competing against these existing drugs.

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

In addition to regulatory requirements in the United States, we would be subject to the regulatory approval requirements in each foreign country where we market our products. In addition, we might be required to identify one or more collaborators in these foreign countries to develop, seek approval for and manufacture our products and any companion genetic test for Gencaro. If we decide to pursue regulatory approvals and commercialization of our product candidates internationally, we may not be able to obtain the required foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. During the quarter ended March 31, 2011 there was a reduction in our workforce which included personnel involved in financial reporting and our internal control processes. Though the process and design of our internal controls over financial reporting have not been altered, the reduction in staff may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

On December 29, 2010, we and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation before a retired federal judge. On February 25, 2011, the parties entered into a settlement agreement, which has been preliminarily approved by the Court . Our insurance carriers have agreed to fund the settlement, subject to a reservation of rights by one carrier. If the settlement receives final approval, the litigation will be dismissed against all the defendants. Members of the class who participate in the settlement will provide a release to the defendants, which prevents them from ever asserting any related claims against the defendants. Members of the class, if any, who opt out of the settlement, would not be bound by this release. Although our insurance carriers have agreed to pay most of the legal fees that have been incurred in defending this litigation, we have separately agreed with our legal counsel to pay $167,000 in legal defense costs incurred on or before December 29, 2010, but only if we obtain additional funding of at least $10 million in 2011. If we do not obtain such additional funding in 2011, we will have no such payment obligation.

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

We have licensed from CPEC, who has licensed rights in Gencaro from Bristol Meyers Squibb (BMS) the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and fail to cure any such breach within the terms of the license.

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

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold the intellectual property arising from the discovery of the interaction of Gencaro with the polymorphisms of the ß1 and 2C receptors. We have obtained patents that claim the use of Gencaro with the diagnosis of a patient’s receptor genotype. Our NDA requested a label that will include a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label could be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce bioequivalent products and our business may suffer. The approved label may not contain language covered by the patents, or we may be unsuccessful in enforcing them.

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

If we are not able to protect our proprietary technology, trade secrets and know-how, then our competitors may develop competing products. Any issued patent may not be sufficient to prevent others from competing with us. Further, we have trade secrets relating to Gencaro, and such trade secrets may become known or independently discovered. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, opposed, invalidated or circumvented, which could allow competitors to market similar products or limit the patent protection term f our product candidates. . All of these factors may affect our competitive position.

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

Our executive officers, directors and their affiliates beneficially owned approximately 23% of our outstanding common stock as of March 31, 2011. After giving effect to our registered direct sale of units consisting of common stock and warrants to purchase common stock completed in April, our executive officers, directors and their affiliates beneficially owned approximately 19% of our outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales in the public market of substantial amounts of our common stock, including pursuant to our equity distribution agreement with Wedbush Securities Inc., could depress prevailing market prices of our common stock. As of March 31, 2011 we had 8,834,535 shares of common stock outstanding. We completed registered direct offering in April 2011 in which we sold 1,680,672 additional shares of our common stock and warrants to purchase 1,176,471 shares of our common stock. Accordingly, as of May 12, 2011 we had 10,515,207 shares of common stock outstanding, All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2011 approximately 324,000 shares of our common stock were issuable upon the exercise of outstanding warrants, all of which were exercisable as of this date. Our registered direct offering completed in April 2011 included warrants to purchase 1,176,471 shares or our common stock which are exercisable in six months. Accordingly, as of May 12, 2011, approximately 1,500,471 shares of our common stock were issuable upon exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of May 12, 2011, there were approximately 917,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Agreement Term Extension Letter dated January 21, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(3)

10.2	Agreement Term Extension Letter dated March 30, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(4)

10.3*§	License Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati, dated April 15, 2011.

10.4	Placement Agency Agreement by and between ARCA biopharma, Inc. and Roth Capital Partners, LLC, dated April 18, 2011.(5)

10.5	Form of Subscription Agreement.(5)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 26, 2011, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 5, 2011, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 18, 2011, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ PATRICK M. WHEELER
Patrick M. Wheeler
Chief Financial Officer

Dated: May 16, 2011

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Agreement Term Extension Letter dated January 21, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(3)

10.2	Agreement Term Extension Letter dated March 30, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(4)

10.3*§	License Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati, dated April 15, 2011.

10.4	Placement Agency Agreement by and between ARCA biopharma, Inc. and Roth Capital Partners, LLC, dated April 18, 2011.(5)

10.5	Form of Subscription Agreement.(5)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 26, 2011, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 5, 2011, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 18, 2011, File No. 000-22873.