Form 10-Q
period 2011-06-30
ARCA biopharma, Inc.
filed 2011-08-15
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 11, 2011: 10,516,333

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,463	$7,025
Other current assets	364	137

Total current assets	7,827	7,162

Property and equipment, net	490	690
Other assets	264	304

Total assets	$8,581	$8,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517	$388
Accrued compensation and employee benefits	115	175
Accrued expenses and other liabilities	339	506
Deferred rent, current portion	33	121

Total current liabilities	1,004	1,190

Deferred rent, net of current portion	32	195

Total liabilities	1,036	1,385

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized; 10,515,707 and 8,834,535 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	11	9
Additional paid-in capital	67,756	65,072
Deficit accumulated during the development stage	(60,222)	(58,310)

Total stockholders’ equity	7,545	6,771

Total liabilities and stockholders’ equity	$8,581	$8,156

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2011	2010	2011	2010	June 30, 2011
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$497	$700	$1,187	$1,520	$40,457
Selling, general and administrative	1,207	1,569	2,719	3,197	37,029
Merger transaction costs	—	—	—	—	5,470
Restructuring expense, net	—	—	—	—	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000

Total costs and expenses	1,704	2,269	3,906	4,717	91,369

Loss from operations	(1,704)	(2,269)	(3,906)	(4,717)	(91,369)

Gain on bargain purchase	—	—	—	—	25,282
Gain on assignment of patent rights	2,000	—	2,000	—	2,000
Interest and other income	—	1	1	2	2,025
Interest and other expense	(2)	(2)	(7)	(4)	(441)

Income (loss) before income taxes	294	(2,270)	(1,912)	(4,719)	(62,503)

Benefit from income taxes	—	—	—	—	2,281

Net income (loss)	$294	$(2,270)	$(1,912)	$(4,719)	$(60,222)

Less: Accretion of redeemable convertible preferred stock	—	—	—		(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	—		(781)

Net income (loss) available to common stockholders	$294	$(2,270)	$(1,912)	$(4,719)	$(61,248)

Net loss available to common stockholders per share:
Basic	$0.03	$(0.26)	$(0.20)	$(0.58)
Diluted	$0.03	$(0.26)	$(0.20)	$(0.58)
Weighted average shares outstanding:
Basic	10,129,328	8,732,837	9,477,206	8,189,663
Diluted	10,250,178	8,732,837	9,477,206	8,189,663

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable		Series B Redeemable				Additional	Deficit Accumulated During the
	Convertible Preferred Stock		Convertible Preferred Stock		Common stock		Paid In	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.06 per share	—	—	—	—	15,529	—	1	—	1
Net loss	—	—	—	—	—	—	—	(116)	(116)

Balance, December 31, 2003	—	—	—	—	15,529	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.06 per share	—	—	—	—	118,319	—	7	—	7
Net loss	—	—	—	—	—	—	—	(511)	(511)

Balance, December 31, 2004	—	—	—	—	133,848	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.06 per share	—	—	—	—	17,533	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.06 per share	—	—	—	—	17,867	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $8.14 per share	—	—	—	—	5,419	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	186,571	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	(1,459)

Balance, December 31, 2005	—	—	—	—	361,238	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $0.72 per share	—	—	—	—	104,229	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	48,111	—	3	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $0.72 per share	—	—	—	—	83,443	1	59	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	15,028	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	229	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	(5,241)

Balance, December 31, 2006	9,222,257	14,919	—	—	612,278	1	1,582	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $1.68 per share	—	—	—	—	7,817	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $1.80 per share	—	—	—	—	3,852	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	16,698	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	83,490	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	13,359	—	16	—	16
Net loss	—	—	—	—	—	—	—	(13,994)	(13,994)

Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	—	—	—	8,834,535	9	65,072	(58,310)	6,771

Issuance of common stock for cash, net of offering costs	—	—	—	—	1,681,172	2	2,531	—	2,533
Share-based compensation	—	—	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	—	—	(1,912)	(1,912)

Balance, June 30, 2011	—	$—	—	$—	10,515,707	$11	$67,756	$(60,222)	$7,545

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2011	2010	June 30, 2011
	(in thousands)
Cash flows used in operating activities:
Net loss	$(1,912)	$(4,719)	$(60,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	—	(25,282)
Gain on patent rights assignment	(2,000)	—	(2,000)
Depreciation and amortization	195	171	1,330
Non-cash interest expense	—	—	211
Share-based compensation	153	224	2,127
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	5	(4)	72
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(81)	(12)	2,447
Other assets	40	—	7,206
Accounts payable	129	(254)	(1,673)
Accrued expenses and other liabilities	(325)	(521)	(19,089)
Deferred rent	(251)	(55)	65

Net cash used in operating activities	(4,047)	(5,170)	(90,431)

Cash flows (used in) provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(1)	(2)	(1,861)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	1	6	334
Proceeds from assignment of patent rights	2,000	—	2,000

Net cash (used in) provided by investing activities	2,000	4	45,048

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	3,000	7,658	10,855
Payment of offering costs	(467)	(338)	(805)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(48)		(48)

Net cash (used in) provided by financing activities	2,485	7,320	52,846

Net (decrease) increase in cash and cash equivalents	438	2,154	7,463
Cash and cash equivalents, beginning of period	7,025	7,763	—

Cash and cash equivalents, end of period	$7,463	$9,917	$7,463

Supplemental cash flow information:
Interest paid	$2	$4	$109

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

Vendor finance agreement	$147	$—	$147

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

In September 2008, the U.S. Food and Drug Administration, or FDA, formally accepted for filing the New Drug Application, or NDA, for Gencaro as a potential treatment for HF. In May 2009, the FDA notified the Company through a Complete Response Letter, or CRL, that its NDA for Gencaro was not approvable in its current form, and specified additional actions and information required for approval of the NDA including conducting an additional Phase 3 clinical trial. In May 2010, the Company reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the design of an additional Phase 3 clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with HF who have the genotype that appears to respond most favorably to Gencaro. The Company believes the SPA agreement would permit this trial, if successful, to serve as the clinical effectiveness basis for the approval of Gencaro in HF. In light of the substantial costs associated with the Phase 3 clinical HF trial, the Company will not initiate the trial until such time as government funding, or a strategic transaction, such as a strategic combination or partnership is secured or the planned AF trial is completed.

The Company is planning to initiate a Phase 3 clinical study of Gencaro in AF patients with HF and left ventricular dysfunction, and believes AF is an attractive indication for Gencaro because data from the BEST trial, the previously conducted Phase 3 HF trial involving Gencaro in 2,708 HF patients, suggest Gencaro may have a potentially significant effect in reducing and/or preventing AF. Based on the BEST trial, the Company believes Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated, similar to the effects on HF clinical endpoints, and plans to enroll approximately 300-400 patients with recent onset AF who have the genotype that appears to respond most favorably to Gencaro. The Company anticipates that the trial could begin approximately 6 months after the Company obtains sufficient funding.

To support the continued development of Gencaro, including the additional proposed clinical trials, the Company will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding.

ARCA also holds exclusive rights to rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, Ebola and Marburg. The Company is currently seeking government or third party funding to further develop rNAPc2 as a potential treatment for viral hemorrhagic fevers and other diseases involving the tissue factor pathway of coagulation. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, raising capital necessary to fund its operations and Phase 3 AF trial and exploring strategic alternatives for further developing Gencaro. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of convertible promissory notes and shares of its common and preferred stock, as well as through the business combination with Nuvelo, Inc., or Nuvelo.

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $91.4 million and had negative cash flows from operations of $90.4 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial(s) and the Company’s ongoing operations, the Company is seeking to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding to support the continued development of Gencaro, including any additional clinical trials. In April 2011, the Company raised $2.5 million, net of offering costs, through the sale of our common stock, and may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations.

The Company believes its cash and cash equivalents balance as of June 30, 2011, will be sufficient to fund its operations through March 31, 2012. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond March 31, 2012 These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of results expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

(In thousands, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders	$294	$(2,270)	$(1,912)	$(4,719)

Weighted average shares of common stock outstanding	10,146,026	8,749,535	9,493,904	8,206,361
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)	(16,698)	(16,698)

Total weighted-average shares used in computing net income (loss) per share attributed to common stockholders	10,129,328	8,732,837	9,477,206	8,189,663

Basic earnings (loss) per share	$0.03	$(0.26)	$(0.20)	$(0.58)

DILUTED
Net income (loss)	$294	$(2,270)	$(1,912)	$(4,719)

Net income (loss) available to common shareholders	$294	$(2,270)	$(1,912)	$(4,719)

Weighted average shares outstanding	10,129,328	8,732,837	9,477,206	8,189,663
Dilutive impact of stock plans	120,850	—	—	—

Dilutive shares outstanding	10,250,178	8,732,837	9,477,206	8,189,663

Diluted earnings (loss) per share	$0.03	$(0.26)	$(0.20)	$(0.58)

Potentially dilutive securities representing 1.9 million and 1.3 million weighted average shares of common stock were excluded for the three months ended June 30, 2011 and 2010, respectively, and 1.7 million and 1.3 million for the six months ended June 30, 2011 and 2010, respectively, because including them would have an anti-dilutive effect on net earnings (loss) per share.

(3) Merger with Nuvelo, Inc. on January 27, 2009

On January 27, 2009, ARCA Colorado, Inc. (ARCA Colorado) completed the Merger with Nuvelo in accordance with the terms of the Merger Agreement, in which a wholly-owned subsidiary of Nuvelo merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc., and its common stock began trading on the Nasdaq Global Market under the symbol “ABIO” on January 28, 2009. On March 7, 2011, the listing of the Company’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

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

(4) Fair Value Disclosures

As of June 30, 2011, the Company had $7.5 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month or six-month periods ended June 30, 2011.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2011	December 31, 2010
Computer equipment	3 years	$189	$206
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	393	398
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	746	744

		1,646	1,666
Less accumulated depreciation and amortization		(1,156)	(976)

		$490	$690

As more fully described in Note 6 Operating Leases, the Company amended its office lease during the quarter ended June 30, 2011. The lease amendment resulted in a change in the estimated useful lives for existing leasehold improvements and certain furniture and fixtures, effectively shortening the estimated lives significantly. The affected assets will be amortized over approximately four months in accordance with the Company’s anticipated office move. The accounting impact of this change in estimate was immaterial for the six months ended June 30, 2011.

For the six months ended June 30, 2011 and June 30, 2010, and for the period from Inception through June 30, 2011, depreciation and amortization expense was $195,000, $171,000, and $1.3 million respectively.

During the quarter and six months ended June 30, 2011, the Company entered into an agreement in which it assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights, the Company received a $2.0 million cash payment during the quarter.

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

Operating Leases

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado, The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. On June 14, 2011, the Company entered into a first amendment (the “Amendment”) to the lease agreement. Under the terms of the Amendment, the Company and its landlord have mutually agreed for the Company to relocate from its current office suite of approximately 15,000 square feet, to another suite within the same building, comprising approximately 4,500 square feet. The office location will continue to serve as the Company’s primary business office. The Amendment also modifies the annual per square foot rate of rent and allows the Company to terminate with three months notice. As part of the agreement, the Company made a one-time payment to the landlord of $200,000, which the landlord has agreed to use for the landlord’s improvements in the new leased premises. The original five year term of the Lease remains unchanged.

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment is recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of June 30, 2011 was $65,000.

Rent expense under this lease for the six months ended June 30, 2011 and 2010 was $70,000, and $61,000, respectively, and was $387,000 from Inception through June 30, 2011.

Below is a summary of the future minimum lease payments committed for the Company’s facility in Broomfield, Colorado as of June 30, 2011 (in thousands):

Remainder of 2011	$96
2012	81
2013	40

Total future minimum rental payments	$217

University of Cincinnati

In April 2011, the Company entered into a license agreement with the University of Cincinnati to license exclusive worldwide rights to a portfolio of U.S. and international patents, which includes certain U.S. and international diagnostic patents covering genetic markers for ARCA’s lead drug candidate, Gencaro. These patents provide the basis for exclusive worldwide development, use and commercialization of the genetic test which may indicate a patient’s likely response to Gencaro as a treatment for chronic HF, AF, and other indications. Under the terms of the agreement, ARCA agreed to pay the University of Cincinnati annual license fees of $15,000 and is obligated to future milestone payments for each United States patent issued subsequent to the date of the agreement. The agreement also requires royalty payments on net sales from genetic testing performed expressly for the purpose of prescribing bucindolol. The Company’s potential future royalty obligations have been transferred through a sublicense of rights to Laboratory Corporation of America. If LabCorp does not fulfill its royalty payment and other fee obligations, the Company is responsible for the payments.

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

Dendreon

In February 2004, Nuvelo obtained exclusive worldwide rights to all indications of rNAPc2 and all other rNAP molecules owned by Dendreon Corporation as a result of a licensing agreement entered into with them. Under the terms of the agreement, Nuvelo paid Dendreon an upfront fee of $4.0 million ($0.5 million in cash and $3.5 million in Nuvelo common stock) in 2004. Future milestone payments to Dendreon could reach as much as $2.5 million if rNAPc2 is successfully developed and all commercialization milestones are achieved for the indication of treatment for Ebola virus infection. In addition, such milestones could reach as much as $23.5 million if rNAPc2 is developed and commercialized for indications other than Ebola virus infection. ARCA currently cannot predict if or when any of these milestones will be achieved. If rNAPc2 is commercialized, ARCA will be responsible for paying royalties to Dendreon based on sales of rNAPc2.

(7) Equity Distribution Agreement

On December 8, 2009, the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which the Company could, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which were registered on a registration statement on Form S-3 (File No. 333-148288). In the year ended December 31, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. On May 23, 2011 the Company terminated this agreement. No shares of common stock were sold during 2011 under this agreement.

(8) Registered Direct Offering

On April 18, 2011, the Company entered into a placement agency agreement with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable efforts to arrange for the sale of up to 1,680,672 shares of ARCA’s common stock and warrants to purchase up to 1,176,471 shares of ARCA’s common stock in a registered direct public offering (the “Offering”). The Company paid the Placement Agent an aggregate fee equal to 7% of the gross proceeds received in the Offering and reimbursed the Placement Agent for its expenses incurred in connection with the Offering, with a maximum expense reimbursement that, when aggregated with the 7% fee, did not exceed 8% of the gross proceeds received by the Company.

On April 18, 2011, ARCA entered into separate subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”) in connection with the Offering, pursuant to which ARCA sold an aggregate of 1,680,672 shares of its common stock and warrants to purchase a total of 1,176,471 shares of its common stock to the Investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $3.0 million. The net proceeds to the Company after deducting placement agent fees and offering expenses were approximately $2.5 million and the Offering closed on April 21, 2011.

The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.7 shares of common stock. The purchase price per unit was $1.785. Subject to certain ownership limitations, the warrants are exercisable on October 21, 2011 and will remain exercisable for five years thereafter at an exercise price of $2.52 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

On December 29, 2010, ARCA and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation before a retired federal judge. On February 25, 2011, the parties entered into a settlement agreement, which was submitted to the Court for approval. ARCA’s insurance carriers have agreed to fund the settlement, subject to a reservation of rights by one carrier. On June 20, 2011 the court issued a final judgment and order approving the settlement of, and dismissing with prejudice, the purported securities class action lawsuit. On July 25, 2011 the order became effective when no appeals or motions to alter or amend the judgment were filed. Members of the class are bound by the settlement and the release therein, which prevents them from ever asserting any related claims against the defendants. Although ARCA’s insurance carriers have agreed to pay most of the legal fees that have been incurred in defending this litigation, ARCA has separately agreed with its legal counsel to pay $167,000 in legal defense costs incurred, but only if ARCA obtains additional funding of at least $10 million in 2011. If ARCA does not obtain such additional funding in 2011, ARCA will have no such payment obligation.

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

(10) Share-based Compensation

For the three-month and six- month periods ended June 30, 2011 and 2010 and for the period from Inception through June 30, 2011, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to
	2011	2010	2011	2010	June 30, 2011
Research and Development	$30	$33	$60	$62	$439
Selling, General and Administrative	45	86	93	162	1,301
Restructuring	—	—	—	—	387

Total	$75	$119	$153	$224	$2,127

The fair values of employee stock options granted in the three- and six-month periods ended June 30, 2011 and 2010 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term	5.8 years	*	5.8 years	5.7 years
Expected volatility	110%	*	110%	85%
Risk-free interest rate	2.20%	*	2.20%	2.70%
Expected dividend yield	0%	*	0%	0%
Weighted-average grant date fair value per share	$1.83	*	$1.83	$2.01

*	No options were granted during the three months ended June 30, 2010.

Stock option transactions for the six-month period ended June 30, 2011 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	953,238	$31.87	7.06	$764,622
Changes during the period:
Granted	164,700	2.24
Exercised	(500)	1.83
Forfeited, cancelled or expired	(196,614)	137.45

Options outstanding at June 30, 2011	920,824	$4.05	7.29	$160,167

Options exercisable at June 30, 2011	574,181	$4.75	6.40	$160,167
Options vested and expected to vest	899,314	$4.08	7.22	$160,167

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

Overview

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment of chronic heart failure, or HF, and for the prevention of atrial fibrillation, or AF, in patients with HF. We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response. We have collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that identify these common genetic variations.

We have licensed exclusive, worldwide rights to Gencaro and have been granted patents in the U.S. and Europe for methods of treating HF and cardiac arrhythmia patients, which includes AF patients, with bucindolol based on genetic testing, which we believe will provide market exclusivity for Gencaro into at least 2025 in those markets. In addition, we believe that if Gencaro is approved, the U.S. Gencaro patent, as well as the patents issued in Europe, will be eligible for patent term extension which, if granted in the U.S., could provide an additional period of market exclusivity in the U.S. of approximately three years, and if granted in Europe, could provide an additional five years of market exclusivity.

In September 2008, the U.S. Food and Drug Administration, or FDA, formally accepted for filing the New Drug Application, or NDA, for Gencaro as a potential treatment for HF. In May 2009, the FDA notified us through a Complete Response Letter, or CRL, that our NDA for Gencaro was not approvable in its current form, and specified additional actions and information required for approval of the NDA including conducting an additional Phase 3 clinical trial. In May 2010, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for the design of an additional Phase 3 clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with HF who have the genotype that appears to respond most favorably to Gencaro. We believe the SPA agreement would permit this trial, if successful, to serve as the clinical effectiveness basis for the approval of Gencaro in HF. In light of the substantial costs associated with the Phase 3 clinical HF trial, we do not plan to initiate the trial until such time as government funding, or a strategic transaction, such as a strategic combination or partnership is secured or the planned AF trial is completed.

We are planning to initiate a Phase 3 clinical study of Gencaro in AF patients with heart failure and left ventricular dysfunction. We believe AF is an attractive indication for Gencaro because data from the previously conducted Phase 3

HF trial involving Gencaro in 2,708 HF patients, or the BEST HF trial, suggest Gencaro may have a potentially significant effect in reducing and/or preventing AF. Based on the BEST trial we believe Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated, similar to the effects on HF clinical endpoints, and plan to enroll approximately 300-400 patients with recent onset AF who have the genotype that appears to respond most favorably to Gencaro. We anticipate that the trial could begin approximately 6 months after we obtain sufficient funding.

Atrial fibrillation is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers (the atria) becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. AF is considered an epidemic cardiovascular disease that affects approximately 2-3 million Americans, making it one of the most common heart rhythm disorders.

The AF clinical trial is designed to be a multi-center, randomized, double-blind clinical trial to assess the safety and efficacy of Gencaro in AF patients with left ventricular dysfunction/HF, with the primary endpoint being time to recurrent symptomatic AF after direct current cardioversion. The planned AF trial is designed to compare Gencaro to the beta-blocker metoprolol CR/XL in the genotype (homozygous arginine position 389 of the beta-1 adrenergic receptor), or the genotype the Company believes responds most favorably to Gencaro. Metoprolol CR/XL does not appear to be enhanced in patients with this genotype. Data from the BEST trial indicate that Gencaro may have a potentially significant effect in reducing and/or preventing AF, and this effect may be one that is regulated genetically, similar to the effect we believe Gencaro has on heart failure. The entire cohort of patients in the BEST trial that were treated with Gencaro had a 41% reduction in the risk of new onset atrial fibrillation (time-to-event) compared to placebo (p = 0.0004), based on an analysis of adverse events and surveillance ECGs. In the DNA sub study, patients with the most favorable genotype for Gencaro experienced a 74% (p = 0.0003) reduction in risk of atrial fibrillation, based on the same analysis. This most favorable genotype was present in about 47% of the patients in the sub study, and we estimate it is present in about 50% of the US general population. We believe the AF study would take approximately two and one half years from enrollment of the first patient through completion. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where most of the approved drugs are contra-indicated or have warnings in their prescribing information.

To support the continued development of Gencaro, including the additional proposed clinical trials, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. If we are delayed in completing or are unable to complete additional funding, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of June 30, 2011 will be sufficient to fund our operations, at our current cost structure, through March 31, 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2012. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any additional funding transactions.

We also hold exclusive rights to rNAPc2, a single-chain, small recombinant protein. rNAPc2 is a potent, long acting, selective inhibitor of signaling by tissue factor, the protein responsible for initiating the extrinsic coagulation pathway, the primary coagulation mechanism in humans. rNAPc2 was originally developed as a cardiovascular therapy for thrombosis and other indications. As a result, it has an extensive human clinical record, and has been safely tested in over 700 human patients in nine Phase 1 and Phase 2 clinical trials. Previously, pilot studies of

rNAPc2 conducted in non-human primates showed evidence of potential efficacy against lethal hemorrhagic viruses. We are currently seeking government funding to further develop rNAPc2, as a potential treatment for viral hemorrhagic fevers and other afflictions involving hemorrhagic disease syndromes. Considering the substantial cost associated with the development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

We have exclusive patent rights to other compounds that have potential indications in cardiovascular disease, oncology and other therapeutic areas, some of which are in early and others of which are in later stage development, . We are seeking partners to assist us in the development of these compounds.

Results of Operations

Research and Development Expense

Research and development, or R&D, expense was $497,000 for the three months ended June 30, 2011 as compared to $700,000 for the corresponding period in 2010, a decrease of approximately $203,000. R&D expense was $1,187,000 for the six months ended June 30, 2011 as compared to $1,520,000 for the corresponding period of 2010, a decrease of $333,000. R&D expense decreased $106,000 for the three months and $191,000 for the six months ended June 30, 2011 due to reduced personnel costs and because certain pre-clinical studies in process during the comparative periods of 2010 were concluded with no similar costs in 2011. Regulatory and manufacturing process costs decreased by $97,000 for the three months and $142,000 for the six months ended June 30, 2011 compared to the corresponding period in 2010 due to reduced personnel costs and the conclusion of certain Gencaro related regulatory activities in the 2010 period.

R&D expenses in 2011 are expected to be less than in 2010 due to a workforce reduction completed during the first quarter and are expected to be primarily related to Gencaro and our development of the clinical program for AF. However, R&D expenses are contingent upon our ability to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher to support increased activities.

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

SG&A expense was $1.2 million for the three months ended June 30, 2011 as compared to $1.6 million for the corresponding period in 2010, a decrease of $362,000. For the six months ended June 30, 2011, SG&A expense was $2.7 million as compared to $3.2 million in the corresponding period of 2010, a decrease of $478,000. The decreases in the three month and six month periods is comprised of reduced personnel, consulting, legal and accounting expenses, as a result of our reduced operations. SG&A expenses in 2011 are expected to decrease from 2010 levels as a result of our reduction in workforce completed during the first quarter, but are contingent upon our ability to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

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

Gain on Assignment of Patent Rights

During the quarter and six months ended June 30, 2011 we entered into an agreement in which we assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights we received a $2.0 million payment during the quarter. There are no similar transactions in the comparative periods of 2010.

Interest and Other Income

Interest and other income was zero in the three months ended June 30, 2011 and $1,000 in the six months ended June 30, 2011 as compared to $1,000 and $2,000, respectively, in the three months and six months ended June 30, 2010. We expect interest income to continue to be nominal in 2011 due to low investment yields and declining cash, cash equivalent, and investment balances.

Interest and Other Expense

Interest and other expense was $2,000 in the three months ended June 30, 2011 and $7,000 in the six months ended June 30, 2011 as compared to $2,000 and $4,000, respectively, in the three months and six months ended June 30, 2010. Based on our current capital structure, interest expense for 2011 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$7,463	$7,025

As of June 30, 2011, we had total cash and cash equivalents of approximately $7.4 million, as compared to $7.0 million as of December 31, 2010. The net increase of $438,000 in the six month period reflects cash from investing activities of $2.0 million and net proceeds from financing activities of $2.5 million, less cash used to fund operating activities of approximately $4.1 million.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,047)	$(5,170)
Investing activities	2,000	4
Financing activities	2,485	7,320

Net increase (decrease) in cash and cash equivalents	$438	$2,154

Net cash used in operating activities for the six months ended June 30, 2011 decreased approximately $1.1 million compared with the 2010 period primarily due to decreased R&D and SG&A expenses discussed above.

Net cash flows from investing activities in the six months ended June 30, 2011 and 2010 were $2 million and $4,000, respectively, and represents proceeds from the assignment of patent rights in the current period and the sale of property and equipment in the 2010 period.

Net cash provided by financing activities of $2.5 million for the six months ended June 30, 2011 is the net proceeds from the sale of our common stock completed in April 2011. In the six months ended June 30, 2010, the $7.3 million of cash provided by financing activities is comprised of $7.2 million of net proceeds from the sale of our common stock and $138,000 of proceeds received upon exercise of stock options.

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

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial(s) and our ongoing operations, we are evaluating strategic alternatives for funding our continued operations and development programs. We will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding to support the continued clinical development of Gencaro, including additional clinical trials. In evaluating the substantial costs associated with development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

On December 8, 2009, we entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which we could, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, we amended the Agreement to permit us to sell up to an aggregate of $20 million in shares, which were registered on a registration statement on Form S-3 (File No. 333-148288). In the year ended December 31, 2010, we sold 1,164,600 shares of our common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. No shares have been sold under this arrangement during 2011, and on May 23, 2011 the arrangement was terminated.

On April 18, 2011, we entered into a placement agency agreement with Roth Capital Partners, LLC, pursuant to which it agreed to use its reasonable efforts to arrange for the sale of up to 1,680,672 shares of ARCA’s common stock and warrants to purchase up to 1,176,471 shares of ARCA’s common stock in a registered direct public offering. We paid the placement agent an aggregate fee equal to 7% of the gross proceeds received in the offering and reimbursed the Placement Agent for its expenses incurred in connection with the offering, with a maximum expense reimbursement that, when aggregated with the 7% fee, did not exceed 8% of our gross proceeds.

On April 18, 2011, we also entered into separate subscription agreements with certain institutional investors in connection with the offering, pursuant to which we sold an aggregate of 1,680,672 shares of our common stock and warrants to purchase a total of 1,176,471 shares of our common stock to the investors for aggregate gross proceeds, before deducting fees to the placement agent and other offering expenses payable by us, of approximately $3.0 million. Our net proceeds after deducting placement agent fees and offering expenses were approximately $2.5 million and the offering closed on April 21, 2011.

The common stock and warrants were sold in units, with each unit consisting of one share of our common stock and a warrant to purchase 0.7 shares of our common stock. The purchase price per unit is $1.785. Subject to certain ownership limitations, the warrants are exercisable on October 21, 2011 and will remain exercisable for five years thereafter at an exercise price of $2.52 per share. In addition to the proceeds of the stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of June 30, 2011 will be sufficient to fund our operations, at our current cost structure, through March 31, 2012. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2012. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to the Consolidated Financial Statements” included within our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Accrued Expenses

As part of the process of preparing its financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our the Company’s behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. Examples of estimated accrued expenses include contract service fees, such as fees payable to contract manufacturers in connection with the production of materials related to our drug product, and professional service fees, such as attorneys, consultants, and clinical research organizations. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

Share-based Compensation

Our share-based compensation cost recognized includes: (a) compensation costs for current period vesting of all share-based awards granted prior to January 1, 2006, based on the intrinsic value method, and (b) compensation cost for current period vesting of all share-based awards granted or modified subsequent to January 1, 2006, based on the estimated grant date fair value. We recognize compensation costs for our share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

From Inception through December 31, 2005, we accounted for issuances of share-based compensation under the intrinsic-value-based method of accounting. Under this method, compensation expense is generally recorded on the date of grant only if the estimated fair value of the underlying stock exceeds the exercise price.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the first quarter of the year there was a reduction in our workforce which included personnel involved in financial reporting and our internal control processes. Though the process and design of our internal controls over financial reporting have not been altered, the reduction in staff may limit our ability to properly segregate internal control procedures. There have been no other changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 29, 2010, we and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation before a retired federal judge. On February 25, 2011, the parties entered into a settlement agreement, which was submitted to the Court for approval. Our insurance carriers have agreed to fund the settlement, subject to a reservation of rights by one carrier. On June 20, 2011 the court issued a final judgment and order approving the settlement of, and dismissing with prejudice, the purported securities class action lawsuit. On July 25, 2011 the order became effective when no appeals or motions to alter or amend the judgment were filed. Members of the class are bound by the settlement and the release therein, which prevents them from ever asserting any related claims against the defendants. Although our insurance carriers agreed to pay most of the legal fees that were incurred in defending this litigation, we have separately agreed with our legal counsel to pay $167,000 in legal defense costs incurred, but only if we obtain additional funding of at least $10 million in 2011. If we do not obtain such additional funding in 2011, we will have no such payment obligation.

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

Our audited financial statements for the fiscal year ended December 31, 2010 and unaudited interim financial statements for six months ended June 30, 2011, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountant have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. To preserve our capital resources, in February 2011, we reduced our research and development and general and administrative workforce by 36%. The reduction is expected to reduce our projected cash use by approximately $200,000 per quarter. We may be forced to further reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We will need to raise substantial additional funds through the public or private debt and equity securities, from government funding or complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In the second quarter of 2010, we reached agreement with the FDA regarding the special protocol assessment, or SPA, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We now plan to conduct a Phase 3 clinical study of Gencaro in approximately 300-400 HF patients with AF, prior to conducting the clinical study outlined in the SPA, or other HF studies. In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the additional clinical trial, the substantial cost of commercializing Gencaro, if it is approved, and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, in 2009 we reduced our operating expenses, suspended significant expenditures on our development activities for programs other than Gencaro, and began evaluating strategic alternatives. We will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding to support the continued development of Gencaro, including additional clinical trials. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro. To preserve our capital resources, in February 2011, we reduced our research and development and general and administrative workforce by 36%. The reduction is expected to reduce our projected cash use by approximately $200,000 per quarter.

Pursuant to the subscription agreements we entered into in April 2011, we are prohibited from selling shares of our common stock under the equity distribution agreement until July 20, 2011 and, in certain cases, until April 21, 2014. In addition, under the subscription agreements, we agreed with the investors that, subject to certain exceptions, if we issue securities within 180 days following the closing of the April 2011 offering, each investor in the offering would have the right to purchase the securities on the same terms, conditions and price provided for in the proposed issuance of securities. Complying with the terms of the subscription agreements relating to that right may make certain potential financing transactions more expensive, or in some cases, impracticable.

We currently believe our cash and cash equivalents balance as of June 30, 2011 will be sufficient to fund our operations, at our current cost structure through March 31, 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2012. As a result of the significant additional required development of Gencaro, including the additional clinical trial, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect.

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

Our failure to enter into a strategic transaction may materially and adversely affect our business.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2011 we had 10,515,707 shares of common stock outstanding 20% of which is 2,103,141 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

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

In November 2009, we announced that the FDA granted fast track designation to Gencaro’s development program for the reduction of cardiovascular mortality and cardiovascular hospitalizations in a genotype-defined HF population. However, such designation does not constrain the FDA’s ability to deny approval for Gencaro. Furthermore, the FDA may revoke fast track designation from a product candidate at any time if it determines that the criteria for such designation are no longer met. Additionally, we have not requested and do not have fast track designation for the development of Gencaro for preventing or reducing AF.

Our planned clinical trials do not guarantee any particular outcome from regulatory review of those clinical trials or Gencaro, including any regulatory approval.

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

In the event that we or our collaborators conduct preclinical studies that do not comply with Good Laboratory Practices or GLP or incorrectly design or carry out human clinical trials in accordance with Good Clinical Practices or GCP or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully and effectively complete clinical trials for any product candidate on schedule, or at all, will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

The manufacture and tableting of Gencaro is done by third party suppliers, who must also meet current Good Manufacturing Practices, or cGMP, requirements and pass a pre-approval inspection of their facilities before we can obtain marketing approval.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. During the first quarter of 2011 there was a reduction in our workforce which included personnel involved in financial reporting and our internal control processes. Though the process and design of our internal controls over financial reporting have not been altered, the reduction in staff may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

On December 29, 2010, we and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation before a retired federal judge. On February 25, 2011, the parties entered into a settlement agreement, which was submitted to the Court for approval. Our insurance carriers have agreed to fund the settlement, subject to a reservation of rights by one carrier. On June 20, 2011 the court issued a final judgment and order approving the settlement of, and dismissing with prejudice, the purported securities class action lawsuit. On July 25, 2011 the order became effective when no appeals or motions to alter or amend the judgment were filed. Members of the class are bound by the settlement and the release therein, which prevents them from ever asserting any related claims against the defendants. Although our insurance carriers agreed to pay most of the legal fees that were incurred in defending this litigation, we have separately agreed with our legal counsel to pay $167,000 in legal defense costs incurred, but only if we obtain additional funding of at least $10 million in 2011. If we do not obtain such additional funding in 2011, we will have no such payment obligation.

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

Our executive officers, directors and their affiliates beneficially owned approximately 19% of our outstanding common stock as of June 30, 2011. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2011 we had 10,515,707shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2011 approximately 1.5 million shares of our common stock were issuable upon the exercise of outstanding warrants, of which 323,701are exercisable as of this date and 1,176,471were issued pursuant to our registered direct offering completed in April 2011 and will become exercisable on October 21, 2011. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2011 there were approximately 921,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

On August 12, 2011, we entered into an amendment and restatement of our license agreement with the University of Colorado (the “Amended License”). The Amended License grants us an exclusive license to certain intellectual property that we currently licenses from the University. The Amended License also grants us the right to license new inventions related to this intellectual property and certain other new inventions invented by University personnel. As in the current license, the Amended License requires us to pay an annual minimum royalty. There are no other payments obligations under the Amended License with respect to any intellectual property we currently license. The Amended License is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q, and the description of the Amended License is qualified in its entirety by reference to such exhibit.

ITEM 6. EXHIBITS

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

4.1	Form of Common Stock Purchase Warrant.(3)

10.1§	License Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati, dated April 15, 2011.(4)

10.2	Placement Agency Agreement by and between ARCA biopharma, Inc. and Roth Capital Partners, LLC, dated April 18, 2011.(3)

10.3	Form of Subscription Agreement.(3)

10.4	First Amendment to Lease Agreement, signed June 14, 2011, of the Lease dated February 8, 2008, between ARCA biopharma, Inc. and Arista Place, LLC.(5)

10.5*§	Amended and Restated Exclusive License Agreement by and between ARCA biopharma, Inc. and The Regents of the University of Colorado, dated August 12, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

*	Filed herewith.
†	Furnished herewith.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 18, 2011, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10Q, filed on May 16, 2011, File No.: 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on June 20, 2011, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer

Dated: August 15, 2011

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

4.1	Form of Common Stock Purchase Warrant.(3)

10.1§	License Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati, dated April 15, 2011.(4)

10.2	Placement Agency Agreement by and between ARCA biopharma, Inc. and Roth Capital Partners, LLC, dated April 18, 2011.(3)

10.3	Form of Subscription Agreement.(3)

10.4	First Amendment to Lease Agreement, signed June 14, 2011, of the Lease dated February 8, 2008, between ARCA biopharma, Inc. and Arista Place, LLC.(5)

10.5*§	Amended and Restated Exclusive License Agreement by and between ARCA biopharma, Inc. and The Regents of the University of Colorado, dated August 12, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Filed herewith.
†	Furnished herewith.

§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 18, 2011, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10Q, filed on May 16, 2011, File No.: 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on June 20, 2011, File No. 000-22873.