Form 10-Q
period 2011-09-30
ARCA biopharma, Inc.
filed 2011-11-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8001 Arista Place, Suite 430 Broomfield, CO	80021
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 9, 2011: 10,516,333

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,748	$7,025
Other current assets	340	137

Total current assets	6,088	7,162

Property and equipment, net	166	690
Other assets	244	304

Total assets	$6,498	$8,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$388
Accrued compensation and employee benefits	75	175
Accrued expenses and other liabilities	270	506
Deferred rent, current portion	32	121

Total current liabilities	661	1,190

Deferred rent, net of current portion	25	195

Total liabilities	686	1,385

Commitments and contingencies
Preferred Stock:
Preferred stock, $0.001 par value; 5 million shares authorized; none issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized; 10,516,333 and 8,834,535 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11	9
Additional paid-in capital	67,845	65,072
Deficit accumulated during the development stage	(62,044)	(58,310)

Total stockholders’ equity	5,812	6,771

Total liabilities and stockholders’ equity	$6,498	$8,156

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30,
	2011	2010	2011	2010	2011
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$533	$726	$1,720	$2,246	$40,990
Selling, general and administrative	1,288	1,380	4,007	4,577	38,317
Merger transaction costs	—	—	—	—	5,470
Restructuring expense, net	—	—	—	—	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000

Total costs and expenses	1,821	2,106	5,727	6,823	93,190

Loss from operations	(1,821)	(2,106)	(5,727)	(6,823)	(93,190)

Gain on bargain purchase	—	—	—	—	25,282
Gain on assignment of patent rights	—	—	2,000	—	2,000
Interest and other income	1	3	2	5	2,026
Interest and other expense	(2)	(3)	(9)	(7)	(443)

Income (loss) before income taxes	(1,822)	(2,106)	(3,734)	(6,825)	(64,325)
Benefit from income taxes	—	—	—	—	2,281

Net income (loss)	$(1,822)	$(2,106)	$(3,734)	$(6,825)	$(62,044)

Less: Accretion of redeemable convertible preferred stock	—	—	—		(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	—		(781)

Net income (loss) available to common stockholders	$(1,822)	$(2,106)	$(3,734)	$(6,825)	$(63,070)

Net loss available to common stockholders per share:
Basic and Diluted	$(0.17)	$(0.24)	$(0.38)	$(0.81)
Weighted average shares outstanding:
Basic and Diluted	10,499,472	8,817,793	9,821,706	8,401,340

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

(continued)

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share and per share amounts)
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	—	—	—	8,834,535	9	65,072	(58,310)	6,771

Issuance of common stock for cash, net of offering costs	—	—	—	—	1,680,672	2	2,539	—	2,541
Issuance of common stock upon exercise of stock options for cash					1,126	—	2	—	2
Share-based compensation	—	—	—	—	—	—	232	—	232
Net loss	—	—	—	—	—	—	—	(3,734)	(3,734)

Balance, September 30, 2011	—	$—	—	$—	10,516,333	$11	$67,845	$(62,044)	$5,812

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2011
	2011	2010
	(in thousands)
Cash flows used in operating activities:
Net loss	$(3,734)	$(6,825)	$(62,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	—	(25,282)
Gain on patent rights assignment	(2,000)	—	(2,000)
Depreciation and amortization	518	255	1,653
Non-cash interest expense	—	—	211
Share-based compensation	232	337	2,206
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	4	(4)	71
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(56)	10	2,472
Other assets	60	—	7,226
Accounts payable	(104)	(264)	(1,906)
Accrued expenses and other liabilities	(384)	(606)	(19,148)
Deferred rent	(259)	(85)	57

Net cash used in operating activities	(5,723)	(7,182)	(92,107)

Cash flows (used in) provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(1)	(2)	(1,861)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	2	6	335
Proceeds from assignment of patent rights	2,000	—	2,000

Net cash (used in) provided by investing activities	2,001	4	45,049

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	3,001	7,659	10,856
Payment of offering costs	(459)	(338)	(797)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(97)	—	(97)

Net cash (used in) provided by financing activities	2,445	7,321	52,806

Net (decrease) increase in cash and cash equivalents	(1,277)	143	5,748
Cash and cash equivalents, beginning of period	7,025	7,763	—

Cash and cash equivalents, end of period	$5,748	$7,906	$5,748

Supplemental cash flow information:
Interest paid	$4	$—	$111

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

Vendor finance agreement	$50	$—	$50

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company, Development Stage, and Basis of Presentation

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment of chronic heart failure, or HF, and the prevention of atrial fibrillation, or AF, in patients with HF. The Company has identified common genetic variations in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response. The Company has collaborated with LabCorp to develop the Gencaro Test, a companion test for the genetic markers that identify these common genetic variations.

The Company has licensed exclusive, worldwide rights to Gencaro, and has been granted patents in the U.S. and Europe generally for methods of treating HF and cardiac arrhythmia patients, which includes AF patients, with bucindolol based on genetic testing, which it believes will provide market exclusivity for Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, the Company believes that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension which, if granted in the U.S., may provide market exclusivity in the U.S. into 2029, and if granted in Europe may provide market exclusivity into 2030.

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

The Company is planning to initiate a clinical study of Gencaro in AF patients with HF and left ventricular dysfunction. The Company believes AF is an attractive indication for Gencaro because data from the BEST trial, the previously conducted Phase 3 HF trial of Gencaro in 2,708 HF patients, suggest that Gencaro may have a potentially significant effect in reducing or preventing AF. Based on the BEST trial, the Company believes that Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated, similar to the effects on HF clinical endpoints. The Company plans to enroll approximately 200-400 patients with recent onset AF who have the genotype that appears to respond most favorably to Gencaro. The Company anticipates that the AF trial could begin approximately 6 months after the Company obtains sufficient funding. To support the continued development of Gencaro, including the additional proposed clinical trials, the Company will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding.

ARCA also holds exclusive rights to other product candidates, including rNAPc2, a potent, long-acting recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor. Previously, preclinical studies of rNAPc2 demonstrated potential efficacy against two of the most deadly strains of hemorrhagic fever virus, Ebola and Marburg. The Company is currently seeking government or third party funding to further develop rNAPc2 as a potential treatment for viral hemorrhagic fevers and other diseases involving the tissue factor pathway of coagulation. Considering the substantial cost associated with the development of rNAPc2 and ARCA’s limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, raising capital necessary to fund its operations and the AF trial and exploring strategic alternatives for further developing Gencaro. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of convertible promissory notes and shares of its common and preferred stock, as well as through the business combination with Nuvelo, Inc., or Nuvelo.

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred losses from operations of $93.2 million and had negative cash flows from operations of $92.1 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial(s) and the Company’s ongoing operations, the Company is seeking to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding to support the continued development of Gencaro, including any additional clinical trials. In April 2011, the Company raised $2.5 million, net of offering costs, through the sale of its common stock, and may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations.

The Company believes its cash and cash equivalents balance as of September 30, 2011, will be sufficient to fund its operations through March 31, 2012. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond March 31, 2012. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of results expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

(In thousands, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,822)	$(2,106)	$(3,734)	$(6,825)

Net loss available to common shareholders	$(1,822)	$(2,106)	$(3,734)	$(6,825)

Weighted average shares of common stock outstanding	10,516,170	8,834,491	9,838,404	8,418,038
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)	(16,698)	(16,698)

Total weighted-average shares used in computing net income (loss) per share attributed to common stockholders	10,499,472	8,817,793	9,821,706	8,401,340

Basic and diluted loss per share	$(0.17)	$(0.24)	$(0.38)	$(0.81)

Potentially dilutive securities representing 2.4 million and 1.3 million weighted average shares of common stock were excluded for the three months ended September 30, 2011 and 2010, respectively, and 2.0 million and 1.3 million for the nine months ended September 30, 2011 and 2010, respectively, because including them would have an anti-dilutive effect on net earnings (loss) per share.

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

(4) Fair Value Disclosures

As of September 30, 2011, the Company had $5.7 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month or nine-month periods ended September 30, 2011.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2011	December 31, 2010
Computer equipment	3 years	$189	$206
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	388	398
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	746	744

		1,641	1,666
Less accumulated depreciation and amortization		(1,475)	(976)

		$166	$690

As more fully described in Note 6 Operating Leases, the Company amended its office lease during the quarter ended June 30, 2011. The lease amendment resulted in a change in the estimated useful lives for existing leasehold improvements and certain furniture and fixtures, effectively shortening the estimated lives significantly. The affected assets are being amortized over approximately four months in accordance with the Company’s anticipated office move. The change in estimate resulted in approximately $284,000 of increased depreciation and amortization expense in for the nine months ended September 30, 2011.

For the nine months ended September 30, 2011 and September 30, 2010, and for the period from Inception through September 30, 2011, depreciation and amortization expense was $518,000, $255,000, and $1.7 million respectively.

During the second quarter of 2011, the Company entered into an agreement in which it assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights, the Company received a $2.0 million cash payment during that quarter.

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

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment is recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of September 30, 2011 was $57,000.

Rent expense under this lease for the nine months ended September 30, 2011 and 2010 was $124,000, and $92,000 respectively, and was $441,000 from Inception through September 30, 2011.

Below is a summary of the future minimum lease payments committed for the Company’s facility in Broomfield, Colorado as of September 30, 2011 (in thousands):

Remainder of 2011	$26
2012	81
2013	40

Total future minimum rental payments	$147

Contingent Legal Fees

In conjunction with the recent settlement and dismissal of a purported class action lawsuit filed in 2007 against Nuvelo and certain of Nuvelo’s former officers, ARCA separately agreed with its legal counsel to pay $167,000 of legal defense costs incurred, but only if ARCA obtains additional funding of at least $10 million in 2011. If ARCA does not obtain such additional funding in 2011, ARCA will have no such payment obligation.

University of Cincinnati

In April 2011, the Company entered into a license agreement with the University of Cincinnati to license exclusive worldwide rights to a portfolio of U.S. and international patents, which includes certain U.S. and international diagnostic patents covering genetic markers for ARCA’s lead drug candidate, Gencaro. These patents provide the basis for exclusive worldwide development, use and commercialization of the genetic test which may indicate a patient’s likely response to Gencaro as a treatment for chronic HF, AF, and other indications. Under the terms of the agreement, ARCA agreed to pay the University of Cincinnati annual license fees and is obligated to future milestone payments for each United States patent issued subsequent to the date of the agreement. The agreement also requires royalty payments on net sales from genetic testing performed expressly for the purpose of prescribing bucindolol.

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

The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.7 shares of common stock. The purchase price per unit was $1.785. Subject to certain ownership limitations, the warrants are exercisable as of October 21, 2011 and will remain exercisable for five years thereafter at an exercise price of $2.52 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

(10) Share-based Compensation

For the three-month and nine- month periods ended September 30, 2011 and 2010 and for the period from Inception through September 30, 2011, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2011
	2011	2010	2011	2010
Research and Development	$30	$28	$90	$90	$469
Selling, General and Administrative	49	85	142	247	1,350
Restructuring	—	—	—	—	387

Total	$79	$113	$232	$337	$2,206

The fair values of employee stock options granted in the three- and nine-month periods ended September 30, 2011 and 2010 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term	*	5.3	5.8	5.7
Expected volatility	*	93%	110%	85%
Risk-free interest rate	*	1.70%	2.20%	2.70%
Expected dividend yield	*	0%	0%	0%
Weighted-average grant date fair value per share	*	$2.74	$1.83	$2.03

*	No options were granted during the three months ended September 30, 2011.

Stock option transactions for the nine-month period ended September 30, 2011 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	953,238	$31.87	7.06	$764,622
Changes during the period:
Granted	164,700	2.24
Exercised	(1,126)	1.31
Forfeited, cancelled or expired	(237,108)	117.83

Options outstanding at September 30, 2011	879,704	$3.20	7.16	$52,319

Options exercisable at September 30, 2011	585,693	$3.37	6.44	$52,319

Options vested and expected to vest	862,828	$3.21	7.13	$52,319

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

We have licensed exclusive, worldwide rights to Gencaro and have been granted patents in the U.S. and Europe generally for methods of treating HF and cardiac arrhythmia patients, which includes AF patients, with bucindolol based on genetic testing, which we believe will provide market exclusivity for Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, we believe that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension which, if granted in the U.S., may provide market exclusivity in the U.S. into 2029, and if granted in Europe, may provide market exclusivity into 2030.

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

We are planning to initiate a clinical study of Gencaro in AF patients with heart failure and left ventricular dysfunction. We believe AF is an attractive indication for Gencaro because data from the previously conducted Phase 3 HF trial of

Gencaro in 2,708 HF patients, or the BEST HF trial, suggest that Gencaro may have a potentially significant effect in reducing and/or preventing AF. Based on the BEST trial we believe that Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated, similar to the effects on HF clinical endpoints. We plan to enroll approximately 200-400 patients with recent onset AF who have the genotype that appears to respond most favorably to Gencaro. We anticipate that the trial could begin approximately 6 months after we obtain sufficient funding.

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

The AF clinical trial is designed to be a multi-center, randomized, double-blind clinical trial to assess the safety and efficacy of Gencaro in AF patients with left ventricular dysfunction/HF, with the primary endpoint being time to recurrent symptomatic AF after direct current cardioversion. The planned AF trial is designed to compare Gencaro to the beta-blocker metoprolol CR/XL in the genotype (homozygous arginine position 389 of the beta-1 adrenergic receptor), or the genotype the Company believes responds most favorably to Gencaro. Metoprolol CR/XL does not appear to be enhanced in patients with this genotype. Data from the BEST trial indicate that Gencaro may have a potentially significant effect in reducing andor preventing AF, and this effect may be one that is regulated genetically, similar to the effect we believe Gencaro has on HF. The entire cohort of patients in the BEST trial that were treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004), based on an analysis of adverse events and surveillance ECGs. In the DNA sub study, patients with the most favorable genotype for Gencaro experienced a 74% (p = 0.0003) reduction in risk of atrial fibrillation, based on the same analysis. This most favorable genotype was present in about 47% of the patients in the sub study, and we estimate it is present in about 50% of the US general population. We believe the AF study would take approximately two and one half years from enrollment of the first patient through completion. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where most of the approved drugs are contra-indicated or have warnings in their prescribing information.

To support the continued development of Gencaro, including the additional proposed clinical trials, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. If we are delayed in completing or are unable to complete additional funding, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of September 30, 2011 will be sufficient to fund our operations, at our current cost structure, through March 31, 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2012. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to otherwise continue operations and may not be able to execute any additional funding transactions.

We also hold exclusive rights to other product candidates, including rNAPc2, a single-chain, small recombinant protein. rNAPc2 is a potent, long acting, selective inhibitor of signaling by tissue factor, the protein responsible for initiating the extrinsic coagulation pathway, the primary coagulation mechanism in humans. rNAPc2 was originally developed as a cardiovascular therapy for thrombosis and other indications. As a result, it has an extensive human clinical record, and has been safely tested in over 700 human patients in nine Phase 1 and Phase 2 clinical trials. Previously, pilot studies of rNAPc2 conducted in non-human primates showed evidence of potential efficacy against lethal hemorrhagic viruses. We are currently seeking government funding to further develop rNAPc2, as a potential treatment for viral hemorrhagic fevers and other afflictions involving hemorrhagic disease syndromes. Considering the substantial cost associated with the development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

We have exclusive patent rights to other compounds that have potential indications in cardiovascular disease, oncology and other therapeutic areas, some of which are in early and others of which are in later stage development. We are seeking partners to assist us in the development of these compounds.

Results of Operations

Research and Development Expense

Research and development, or R&D, expense was $533,000 for the three months ended September 30, 2011 as compared to $726,000 for the corresponding period in 2010, a decrease of approximately $193,000. R&D expense was $1,720,000 for the nine months ended September 30, 2011 as compared to $2,246,000 for the corresponding period of 2010, a decrease of $526,000. R&D expense decreased $145,000 for the three months and $336,000 for the nine months ended September 30, 2011 due to reduced personnel costs and the conclusion of certain pre-clinical studies in process during the comparative periods of 2010 with no similar studies or costs in 2011. Regulatory and manufacturing process costs decreased by $49,000 for the three months and $191,000 for the nine months ended September 30, 2011 compared to the corresponding period in 2010 due to reduced personnel costs and the conclusion of certain Gencaro related regulatory activities in the 2010 period.

R&D expenses for the remainder of 2011 are expected to be less than 2010 due to a workforce reduction completed during the first quarter and are expected to be primarily related to Gencaro and our development of the clinical program for AF. However, R&D expenses are contingent upon our ability to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher to support increased activities.

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

SG&A expense was $1.3 million for the three months ended September 30, 2011 as compared to $1.4 million for the corresponding period in 2010, a decrease of $92,000. For the nine months ended September 30, 2011, SG&A expense was $4.0 million as compared to $4.6 million in the corresponding period of 2010, a decrease of $570,000. The decreases in the three month and nine month periods is comprised of reduced personnel, consulting, legal and accounting expenses, as a result of our reduced operations. SG&A expenses for the remainder of 2011 are expected to decrease from 2010 levels as a result of our reduction in workforce completed during the first quarter, but are contingent upon our ability to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

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

Gain on Assignment of Patent Rights

During the nine months ended September 30, 2011 we entered into an agreement in which we assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights we received a $2.0 million payment during the second quarter of 2011. There are no similar transactions in the current quarterly period or in the comparative periods of 2010.

Interest and Other Income

Interest and other income was $1,000 in the three months ended September 30, 2011 and $2,000 in the nine months ended September 30, 2011 as compared to $3,000 and $5,000, respectively, in the three months and nine months ended September 30, 2010. We expect interest income to continue to be nominal for the remainder of 2011 due to low investment yields and declining cash, cash equivalent, and investment balances.

Interest and Other Expense

Interest and other expense was $2,000 in the three months ended September 30, 2011 and $9,000 in the nine months ended September 30, 2011 as compared to $3,000and $7,000, respectively, in the three months and nine months ended September 30, 2010. Based on our current capital structure, interest expense for 2011 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$5,748	$7,025

As of September 30, 2011, we had total cash and cash equivalents of approximately $5.7 million, as compared to $7.0 million as of December 31, 2010. The net decrease of $1.2 million in the nine month period reflects cash from investing activities of $2.0 million and net proceeds from financing activities of $2.5 million, less cash used to fund operating activities of approximately $5.7 million.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,723)	$(7,182)
Investing activities	2,001	4
Financing activities	2,445	7,321

Net increase (decrease) in cash and cash equivalents	$(1,277)	$143

Net cash used in operating activities for the nine months ended September 30, 2011 decreased approximately $1.5 million compared with the 2010 period primarily due to decreased R&D and SG&A expenses discussed above.

Net cash flows from investing activities in the nine months ended September 30, 2011 and 2010 were $2 million and $4,000, respectively, and represent proceeds from the assignment of patent rights during 2011 and the sale of property and equipment in the 2010 period.

Net cash provided by financing activities of $2.5 million for the nine months ended September 30, 2011 is the net proceeds from the sale of our common stock completed in April 2011. In the nine months ended September 30, 2010, the $7.3 million of cash provided by financing activities is comprised of $7.2 million of net proceeds from the sale of our common stock and $138,000 of proceeds received upon exercise of stock options.

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

The common stock and warrants were sold in units, with each unit consisting of one share of our common stock and a warrant to purchase 0.7 shares of our common stock. The purchase price per unit is $1.785. Subject to certain ownership limitations, the warrants are exercisable as of October 21, 2011 and will remain exercisable for five years thereafter at an exercise price of $2.52 per share.

In addition to the proceeds of the stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of September 30, 2011 will be sufficient to fund our operations, at our current cost structure, through March 31, 2012. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2012. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that would material affect or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Condition

Our management and our independent registered public accountants, in their report on our financial statements as of and for the year ended December 31, 2010, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2010 and unaudited interim financial statements for nine months ended September 30, 2011, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We will need to raise substantial additional funds through the public or private debt and equity securities, from government funding or complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

On May 29, 2009, the FDA issued a Complete Response Letter, or CRL, to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In the second quarter of 2010, we reached agreement with the FDA regarding the special protocol assessment, or SPA, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We now plan to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF, prior to conducting the clinical study outlined in the SPA, or other HF studies. In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the additional clinical trial, the substantial cost of commercializing Gencaro, if it is approved, and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and our ongoing operations, in 2009 we reduced our operating expenses, suspended significant expenditures on our development activities for programs other than Gencaro, and began evaluating strategic alternatives. We will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding to support the continued development of Gencaro, including additional clinical trials. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro.

We currently believe our cash and cash equivalents balance as of September 30, 2011 will be sufficient to fund our operations, at our current cost structure through March 31, 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2012. As a result of the significant additional required development of Gencaro, including the additional clinical trials, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for additional clinical trials in order to gain possible FDA approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government or third party funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2011 we had 10,516,333 shares of common stock outstanding 20% of which is 2,103,267 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. In September 2008, the FDA accepted for filing the Gencaro NDA. On May 29, 2009, the FDA issued a CRL to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In May

2010, we reached agreement with the FDA on an SPA on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We now plan to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF, prior to the clinical trial outlined in the SPA, or other HF studies. Clinical trials in AF or HF are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial. Although the FDA has designated the investigation of Gencaro as a fast track development program, such designation does not provide any assurance that Gencaro will receive FDA approval, and such designation does not constrain the FDA’s ability to deny approval for Gencaro.

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

FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the clinical trial we plan to conduct in approximately 200-400 HF patients with AF, and potentially additional clinical trials in AF or HF. The HF clinical trial outlined under the SPA would be a new multi-year active comparator superiority trial involving approximately 3,200 patients in a genotype-defined HF population. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, and provides a binding agreement that the design of the clinical trial, including trial size, clinical endpoints and/or data analyses, is acceptable to the FDA for the intended purpose. An SPA agreement is not a guarantee of approval, and if we conduct the HF study outlined in the SPA, we cannot assure that the design of, or data collected from, the new Gencaro trial will be adequate to address the concerns raised by the FDA in the CRL or obtain the requisite regulatory approvals for Gencaro. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocol. In addition, upon written agreement of both parties, the SPA agreement may be changed by us or the FDA, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the planned Gencaro trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the planned Gencaro trial, or whether Gencaro will receive any regulatory approvals as a result of our SPA agreement with the FDA and the planned clinical trial. In addition, we do not yet have final guidance from the FDA on the AF protocol, which could substantially impact the trial size, and what additional clinical studies or analyses will be required for approval of Gencaro for an indication in AF.

Our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain the regulatory approvals necessary to sell them.

We, and our collaborators, will only receive regulatory approval for our product candidates if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any future clinical trials, including the anticipated additional clinical trial for Gencaro, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and do not currently have sufficient staff with the requisite experience to do so, and we therefore expect that we will have to rely on contract research organizations to conduct certain of our clinical trials. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience since being with us.

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

We expect that we, or any strategic partners, will rely primarily on third parties to conduct clinical trials, including the

Gencaro clinical trial in HF patients with AF that we plan to conduct. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the submission of responses to the CRL, the commencement and completion of clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year active comparator superiority trial involving approximately 200-400 patients in a genotype-defined HF population with AF, and additional clinical trials. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. On May 29, 2009, the FDA issued a CRL to us in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified additional actions and information required for approval of the NDA including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We reached agreement with the FDA regarding through the SPA process on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients in a genotype-defined HF population. We are planning to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF, prior to a further HF endpoint study. This product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit the attendant data requested in the CRL, or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

We are a development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the developmental stage and successfully commercialize or provide for the commercialization of Gencaro and our other product candidates, which in turn, will depend, among other things, on our ability to:

•	conduct additional clinical trials and develop and obtain regulatory approval for Gencaro or other product candidates;

•	successfully partner a companion genetic test with the commercial launch of Gencaro;

•	enter into a strategic transaction enabling the continued development and commercialization of Gencaro, or alternatively, raise significant additional capital to enable these activities;

•	pursue additional indications for Gencaro and develop other product candidates, including other cardiovascular therapies; and

•	obtain commercial quantities of Gencaro or other product candidates at acceptable cost levels.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. During the first quarter of 2011 there was a reduction in our workforce which included personnel involved in financial reporting and our internal control processes. Though the process and design of our internal controls over financial reporting have not been altered, the reduction in staff may have limited our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

For example Variagenics, with which Nuvelo merged in 2003, has been named as a defendant in a securities class action lawsuit alleging the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters who are also named defendants in the lawsuit. Plaintiffs in the suit allege that underwriters took these commissions and in exchange allocated shares of Variagenics’ stock to their preferred customers through alleged agreements with these preferred customers that tied the allocation of initial public offering shares to agreements by the customers to make additional aftermarket purchases at pre-determined prices. As a result of Nuvelo’s merger with Variagenics, we are obligated to continue to defend against this litigation. On April 1, 2009 the parties entered into a settlement agreement and have filed a motion to approve the settlement with the Court. On October 5, 2009, the Court approved the settlement agreement. Our share of the settlement is approximately $385,000. Although the settlement has been approved, it has been appealed by members of the class. We believe that any attorneys’ fees, loss or settlement payment with respect to this suit will be paid by our insurance provider. However, it is possible that we could be forced to incur material expenses in the litigation if the parties cannot complete a settlement, and, in the event of an adverse outcome, our business could be harmed.

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

If we are not able to protect our proprietary technology, trade secrets and know-how, then our competitors may develop competing products. Any issued patent may not be sufficient to prevent others from competing with us. Further, we have trade secrets relating to Gencaro, and such trade secrets may become known or independently discovered. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, opposed, invalidated or circumvented, which could allow competitors to market similar products or limit the patent protection term of our product candidates. All of these factors may affect our competitive position.

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

Our executive officers, directors and their affiliates beneficially owned approximately 16% of our outstanding common stock as of September 30, 2011. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2011 we had 10,516,333 shares of common stock outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2011 approximately 1.5 million shares of our common stock were issuable upon the exercise of outstanding warrants, of which 323,701 were exercisable as of that date and 1,176,471 were issued pursuant to our registered direct offering completed in April 2011 and were exercisable as of October 21, 2011. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2011 there were approximately 880,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1§	Amended and Restated Exclusive License Agreement by and between ARCA biopharma, Inc. and The Regents of the University of Colorado, dated August 12, 2011.(3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*	Filed herewith.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 15, 2011, File No. 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer

Dated: November 14, 2011

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1§	Amended and Restated Exclusive License Agreement by and between ARCA biopharma, Inc. and The Regents of the University of Colorado, dated August 12, 2011.(3)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (furnished electronically herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).

*	Filed herewith.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 15, 2011, File No. 000-22873.