Form 10-K
period 2011-12-31
ARCA biopharma, Inc.
filed 2012-03-27
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8001 Arista Place, Suite 430, Broomfield, CO	80021
(Address of Principal Executive Offices)	(Zip Code)

(720) 940-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 par value	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2011, the last business day of the most recently completed second fiscal quarter, was $14,193,288 based on the last sale price of the common stock as reported on that day by the Nasdaq Capital Market.

As of March 23, 2012 the Registrant had 12,182,999 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2011 annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including the planned Gencaro trial for the prevention of atrial fibrillation our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company whose principal focus is developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, Gencaro TM(bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment of atrial fibrillation, or AF, in patients with heart failure, or HF. We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We have been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which we believe will provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, we believe that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension based on our current clinical trial plans which, if granted in the U.S., may provide market exclusivity into 2029, and if granted in Europe may provide market exclusivity into 2030.

We are planning to initiate a Phase 3 clinical study of Gencaro in AF patients with HF and/or left ventricular dysfunction. We believe AF is an attractive potential indication for Gencaro because data from the previously conducted Phase 3 HF trial of Gencaro in 2,708 HF patients, or the BEST HF trial, suggest that Gencaro may have a potentially significant effect in reducing or preventing AF. Based on our analysis of data from the BEST HF trial, we believe that Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated. We plan to enroll approximately 200-400 patients with persistent AF who have the genotype that appears to respond most favorably to Gencaro. We anticipate that this trial could begin approximately 6 months after we obtain sufficient funding.

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers (the atria) becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. AF is considered an epidemic cardiovascular disease that affects approximately 2-3 million Americans, making it one of the most common heart rhythm disorders. The approved therapies for the treatment or prevention AF have certain disadvantages, such as toxic side effects. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where most of the approved drugs are contra-indicated or have warnings in their prescribing information.

The planned AF clinical trial is designed to be a multi-center, randomized, double-blind clinical trial to assess the safety and efficacy of Gencaro in AF patients with HF and/or left ventricular dysfunction, with the primary endpoint being time to recurrent symptomatic AF after direct current cardioversion. This AF trial is designed to compare Gencaro to the beta-blocker metoprolol CR/XL in the patient genotype we believe responds most favorably to Gencaro. The therapeutic benefit of metoprolol CR/XL does not appear to be enhanced in patients with this genotype. We believe data from the BEST HF trial indicate that Gencaro may have a potentially significant effect in reducing or preventing AF, and this effect may be one that is genetically regulated. The entire cohort of patients in the BEST HF trial that were treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004), although because there was not a predetermined AF clinical endpoint in the BEST HF trial, the data is based on subsequent analysis of adverse events and surveillance electrocardiograms (ECGs). In the DNA sub-study, patients with the most favorable genotype for Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis. This most favorable genotype was present in about 47% of the patients in the sub-study, and we estimate it is present in about 50% of the US general population. We believe the AF study would take approximately two and one half years from enrollment of the first patient through completion.

We have exclusive patent rights to other product candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, some of which are in early stages of development and others of which are in later stages of development. We are seeking development partners to assist us in the development of these product candidates or who may license rights to them. For example, we hold exclusive rights to rNAPc2, a recombinant protein that is a potent, long acting tissue factor inhibitor with a unique mechanism of action. Previously, preclinical studies of rNAPc2 showed evidence of potential efficacy against lethal hemorrhagic fever viruses.

To support the continued development of Gencaro, including the planned AF clinical trial and our ongoing operations, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. We may seek additional funding that could allow us to operate while we continue to pursue strategic combination, partnering, additional financing and licensing opportunities. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of December 31, 2011 will be sufficient to fund our operations, at our current cost structure, through September 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our Strategy

Our mission is to become a leading biopharmaceutical company developing cardiovascular therapies with an emphasis on genetically-targeted therapies. To achieve this goal, we are pursuing the following strategies:

•

Advance the development of Gencaro. We are planning to initiate a clinical study of Gencaro in AF patients with HF and/or left ventricular dysfunction. Based on our analysis of data from the BEST HF trial we believe that Gencaro’s prevention of AF in HF patients is genetically regulated. We plan to enroll approximately 200-400 patients with persistent AF who have the genotype that appears to respond most favorably to Gencaro. We anticipate that the trial could begin approximately 6 months after we obtain sufficient funding.

•

Raise substantial additional funding or complete a strategic transaction. To support the continued clinical development of Gencaro, including the planned AF clinical trial, we are seeking to raise substantial additional funding, through the sale of public or private debt or equity securities, government funding, or the completion of a strategic transaction.

•

Leverage our existing assets. We are pursuing opportunities to leverage certain of our development-stage product candidates. We are also pursuing licensing transactions for certain of our other compounds which are in early stages of development for various indications. For example, in 2011, we raised $2 million through the assignment of certain patent rights for one of these compounds to a large pharmaceutical company.

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

Atrial Fibrillation Market Background and Opportunity

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. AF is considered an epidemic cardiovascular disease based on the pace of increase in incidence in the U.S. and industrialized countries. Approximately 2-3 million people in the U.S. have AF with one report estimating 160,000 new cases developing each year. Approximately 300,000-400,000 treated AF patients currently receive a form of beta-blocker as pharmaceutical intervention.

The goals of current medical therapy for AF are to maintain heart rhythm, also referred to as sinus rhythm, avoid the risk of complications and minimize patient symptoms. Current treatments include pharmaceutical intervention and device intervention.

There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs all have safety and/or administration concerns including contraindications, and all but one have contraindications or label warnings regarding their prescription in patients with HF.

Current device interventions for the treatment of AF include:

Electrical cardioversion which is used to restore normal heart rhythm with administration of a direct current shock;

Radiofrequency catheter ablation which can be effective in patients for whom medications are ineffective; and,

Atrial pacemakers which are implanted under the skin to regulate heart rhythm.

We are not aware of any beta-blocker approved for the indication of AF prevention but we believe beta-blockers may have mild efficacy in the prevention of AF. In one reported analysis of data regarding placebo-controlled trials in HF beta-blockers were associated with a relative risk reduction in AF onset of 27% in patients with heart failure. We also believe that Gencaro’s prevention of AF in HF patients would provide this patient population a safer treatment option than other treatments currently approved by the FDA.

Gencaro

Gencaro (bucindolol hydrochloride) is a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of AF. Gencaro is considered part of the beta-blocker class of compounds because of its property of blocking both beta-1, or ß1, and beta-2, or ß2, receptors in the cardiac nervous system. The blocking of these receptors prevents binding with other molecules that serve to activate these receptors. We believe that Gencaro is well-tolerated in cardiovascular patients because of its mild vasodilator effects. Originally developed by Bristol-Myers Squibb, or BMS, the active pharmaceutical ingredient, or API, in Gencaro, bucindolol hydrochloride, has been tested clinically in approximately 4,500 patients. Gencaro was the subject of a Phase 3 HF mortality trial of over 2,700 patients, mostly in the U.S., known as the “BEST” HF trial. The BEST HF trial included a DNA bank of over 1,000 patients, which was used to evaluate the effect of genetic variation on patients’ response to Gencaro.

At the time of the BEST HF trial, our founding scientists, Dr. Michael Bristow and Dr. Stephen Liggett, hypothesized that the unique pharmacologic properties of Gencaro would interact with common genetic variations of ß1, and alpha2C, or a2C, receptors, which are important receptors that regulate cardiac or sympathetic nerve function. They tested this hypothesis prospectively in a sub-study conducted using data from the BEST DNA bank. On the basis of this study, Drs. Bristow and Liggett determined that patients with certain variations in these receptors had substantially improved outcomes on primary and certain secondary clinical endpoints in the trial, such as mortality, HF progression, hospitalization and AF prevention, relative to the general patient population of the BEST HF trial. We believe that these genetically determined receptor variations, which are detectable using standard genetic testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro, and potentially avoiding adverse events, in individual patients. We have patented our methods for treating AF and HF patients with Gencaro in the U.S. and Europe based on genetic testing.

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

Gencaro has an important interaction with the ß1 receptor found on muscle cells, or cardiac myocytes, of the heart. The general role of the ß1 receptor and its downstream signaling cascades is to regulate the strength and rate of the heart’s contractions. NE serves as an activator of the ß1 receptor, causing the receptor to initiate signaling to the cardiac myocyte. Although this signaling may be beneficial to the failing heart in the short term, in chronic HF patients the ß1 receptor also initiates harmful, or cardiomyopathic, signaling which, over time, exacerbates the heart’s structural and functional decline. Beta-blockers counteract this destructive process by reducing ß1 receptor signaling. They do this by binding to the receptor and blocking NE molecules from binding and activating the signaling activity and, in Gencaro’s case, by also inactivating certain ß1 receptors that are constitutively active (active in the absence of NE stimulation).

There are two common genetic variations of the ß1 receptor, each of which we estimate is present in approximately 50% of the U.S. population. One of these variations is known as the “ß1-389 Arg/Arg” genotype, or “ß1-389 Arg” receptor variant. Laboratory studies indicate that this variation results in a higher functioning ß1 receptor, which has a greater ability to mediate the stimulatory effects of NE. In addition, this variation is also more likely to be constitutively active and signal the cardiac myocyte to contract in the absence of NE. The ß1-389 Arg receptor also has much higher binding affinity for NE as compared to the other variation, the “ß1-389 Gly carrier”. The 389 Gly version, also present in about 50% of the U.S. population, results in a ß1 receptor that is much lower functioning and, according to laboratory studies, has less probability of being in a constitutively active state compared to the ß1-389 Arg/Arg receptor.

We believe Gencaro has a powerful interaction with the higher-functioning ß1-389 Arg/Arg variation of the ß1 receptor. Laboratory studies show that constitutively active receptors will continue to signal in the presence of standard beta-blockade. Laboratory studies in isolated human heart preparations also show that Gencaro has the unusual ability of being able to stop the signaling of constitutively active receptors. We believe that individuals with the ß1-389 Arg/Arg genotype potentially will realize an enhanced therapeutic response to Gencaro because of the greater potential for active state, cardiomyopathic signaling among individuals with this genotype, and the larger reduction in signaling that these individuals experience when taking Gencaro, relative to individuals with the ß1-389 Gly carrier genotype. In addition, we believe the NE lowering properties of Gencaro will have selectively beneficial effect in patients who have only ß1-389 Arg receptors because of the higher binding affinity of Arg receptors for NE.

The efficacy of Gencaro also appears to be influenced by the a2C receptor, located on the terminus of the sympathetic cardiac nerve, at its junction with the cardiac myocyte. The role of this receptor is to modulate the amount of NE that is present at this junction, which in turn affects the activation of ß1 receptors and the heart’s activity. There are two important genetic variations of this receptor that appear to affect the performance of Gencaro; the “a2C-wild type”, which is the normal functioning version of the receptor (approximately 87%-90% of the U.S. general population), and the “deletion variant”, a version of the receptor that functions poorly (approximately 10%-13% of the U.S. general population). The DNA sub-study of patients from the BEST HF trial, conducted by Drs. Bristow and Liggett, indicated that these two variations of the a2C receptor appear to affect Gencaro efficacy in HF if the 389Gly carrier variant of the ß1 receptor is also present, but not if the 389 Arg receptor variant of the ß1 receptor is present; in patients with the ß1-389 Gly carrier variant, the wild type version of the a2C receptor appears to enhance efficacy, as compared to the deletion variant which appears to reduce efficacy. When the Arg version of the ß1 receptor is present (ß1-389 Arg/Arg), the efficacy of Gencaro does not appear to depend on which version of the a2C receptor is present.

The DNA sub-study from the BEST HF trial indicated that the combinations of these receptor variations in individual patients appear to influence the response to Gencaro with respect to significant clinical endpoints.

However, the ß1-389 Arg/Arg variant appeared to have the most powerful effect on Gencaro response. While we believe that the ß1-389 Gly carrier patients may respond favorably to Gencaro depending on their a2C variation type, we believe that all patients that possess the ß1-389 Arg/Arg variant may be candidates for Gencaro. The ß1-389 Arg/Arg variant group, or “very favorable” group, constitutes an estimated 47-50% of the U.S. population. We believe these individuals may have an enhanced therapeutic response to Gencaro because of its effect on this higher-functioning/constitutively active ß1 receptor variant, and a favorable response to NE lowering, regardless of the patient’s a2C receptor genotype. The planned AF clinical trial will enroll only patients that possess this “very favorable” genotype.

The BEST HF trial

The BEST HF trial began in 1995. It was a double-blind, placebo-controlled, multi-center study of bucindolol’s effect on reduction of mortality and morbidity in an advanced chronic HF population. The primary endpoint of the BEST HF trial was all cause mortality (ACM) and the pre-specified main secondary endpoint was progression of HF, defined as HF death, cardiac transplant, HF hospitalization, or emergency room visit for the treatment of worsening HF not requiring hospitalization. The trial was planned to run four and one-half years, and enroll 2,800 patients. The trial enrolled a total of 2,708 chronic HF patients, who were mostly from the United States. Under the umbrella of the BEST HF trial sub-studies program, a DNA bank and sub-study was created, and 1,040 of the BEST patients participated by providing blood for DNA analysis. The DNA bank provided data for the DNA sub-study of BEST patients conducted by Drs. Bristow and Liggett.

In 1999, the BEST HF trial was terminated prior to the completion of follow-up, in response to a recommendation of the BEST HF trial Data and Safety Monitoring Board. The primary reason for termination was loss of investigator equipoise; in other words, the fact that the BEST investigators were no longer uncertain regarding the comparative therapeutic merits of giving a placebo versus giving a beta-blocker to a HF patient. Positive mortality results from two other HF trials involving other beta-blockers had been reported, and a substantial number of BEST HF trial investigators concluded that it was unethical to continue to give placebo to BEST HF trial participants. As a result, some investigators began to prescribe these other beta-blockers to patients in the trial, which threatened to destroy the trial’s integrity, therefore the trial was terminated early.

Clinical Results and the DNA Sub-study

Following termination, the preliminary results of the study were analyzed and published. The preliminary determination and general perception were that the BEST HF trial had failed on the basis of not meeting its primary endpoint of ACM. The published values were a 10% risk reduction in mortality with a p-value of 0.10. Subsequently, we reanalyzed the results from BEST, in accordance with the FDA approved, pre-specified statistical analysis plans, which had not been performed by the sponsors of BEST when the trial was terminated. Our reanalysis appeared to show a 13% risk reduction on the primary endpoint of all-cause mortality in the BEST HF trial with a p-value of 0.053.

In 2003 and 2004, the results of the DNA sub-study conducted by Drs. Bristow and Liggett began to be released and analyzed. The DNA sub-study results indicated a significant enhancement of response on the major clinical endpoints from the BEST HF trial in patients with the “very favorable” genotype. The HF risk reduction on clinical efficacy endpoints such as mortality and hospitalization ranged from approximately 34% to approximately 48% in this genotype. In addition, in arrhythmia endpoints of atrial fibrillation or ventricular fibrillation, tracked by adverse events and surveillance ECGs, the risk reduction by bucindolol in the “very favorable” genotype appeared to be even greater, ranging from 74% to 76%.

Shown below are certain of the primary and secondary endpoint data from the BEST HF DNA sub-study results, by genotype:

BEST HF Trial Clinical Responses1 by Genotype Groups

Endpoint	Very Favorable patients (47%)			Favorable patients (40%)		Unfavorable patients (13%)
All Cause Mortality (ACM), TTE	i	38	%*	i	25%	h	4%
Cardiovascular Mortality (CVM), TTE	i	48	%*	i	40%*	h	11%
ACM + transplantation	i	43	%*	i	24%	h	4%
HF (HF) Progression	i	34	%**	i	20%	i	1%
HF Hosp days/patient	i	48	%**	i	17%	h	19%
AF prevention (from AE and ECG db)	i	74	%**	i	6%	h	33%
VT/VF prevention (from AE db)	i	76	%**	i	54%*	i	35%

1	Covariate adjusted, transplant censored analysis with 1 – hazard ratio estimates presented
*	p<0.05; **p<0.007; TTE: Time To Event; CRF: Case Report Form; Adj.: Adjudicated

Analysis of BEST HF trial for AF

Recently, the BEST HF study data was further analyzed focusing on AF.AF. According Although there was no pre-determined AF endpoint, including reduction in risk of AF, in the BEST HF trial, according to our analysis of adverse events and surveillance ECG’s during the trial, 8% of patients developed new onset AF, with a greater incidence observed in the placebo group (10%) compared to the bucindolol group (6%). This corresponded to a 36% reduction in the incidence of new onset AF (based on rates) for patients receiving bucindolol (p = 0.002). In a time to event analysis, the risk of new onset AF was reduced by 41% (p = 0.0004) with bucindolol treatment.

As with the overall study cohort, most patients in the 1,040 patient DNA sub-study were in normal heart rhythm, also referred to as sinus rhythm, at baseline. The proportion of patients in sinus rhythm at baseline was also similar in the two treatment groups for the overall DNA sub-study cohort, as well as in the ß1-389 genotype subgroups. In the BEST DNA sub-study, the proportion of patients who developed new onset AF was similar compared to the overall study cohort for both the placebo group (11% and 10%, respectively) and the Gencaro group in the DNA sub-study population compared to the overall study cohort (7% and 6%, respectively). Also, there was a similar reduction in new onset AF observed in the bucindolol group compared to placebo (43% and 41%, respectively, by time to event analysis). Therefore, the overall results from the genetic sub-study population are consistent with the results from the overall study population.

The AF risk reduction we believe we observed in our analysis of adverse events and surveillance ECG’s collected during the BEST HF trial was similar to AF risk reductions observed in a meta analysis of data regarding seven placebo-controlled ß-blocker trials in HF patients. In this meta-analysis, ß-blockers appeared to reduce the incidence of new onset AF in all but one trial, with an overall relative risk reduction of 27%. Despite the apparent efficacy signals for the prevention of AF in HF trials, we are not aware of any ß-blocker that has FDA approval of use in this indication. The BEST HF trial data indicate that Gencaro may have a robust effect on AF prevention in advanced HFREF patients and, factoring in differences in degree of clinical HF, Gencaro may have at least as good an effect as other ß-blocking agents, even without pharmacogenetic targeting.

Clinical and Regulatory Strategy

The regulatory strategy for Gencaro is to obtain an AF approval in a genotype specific HF population. We will seek to enroll certain patients with the Very Favorable genotype in our AF clinical trial since our analysis of AE’s and ECGs from the BEST HF DNA sub-study indicated this group had a 74% reduction in risk for new AF events. The FDA approval will be pursued through two Phase 3 trials. In the first trial, the design will include enrollment of 200-400 patients with persistent AF who have the genotype that appears to respond most favorably to Gencaro. The trial will investigate Gencaro’s superiority versus metoprolol CR/XL. If successful, this first Phase 3 AF trial would be followed by a second Phase 3 trial to be conducted in the same target population with the objective of using both trials to support a NDA for Gencaro as a therapy for AF in a genotype specific HF population. We believe if the first trial achieves a highly significant finding of statistical significance of less than 0.01, this single trial, with supporting data from the BEST HF trial, may be sufficient for a Gencaro NDA approval in an AF disease indication.

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe the drug label being sought for Gencaro would identify the patient receptor genotypes that can expect enhanced efficacy, as well as those with a likelihood of a standard beta-blocker response and the small unfavorable subgroup with a low probability of benefit. The label being sought would recommend receptor genotype testing prior to initiation of therapy. Accordingly, we collaborated with LabCorp to develop a receptor genotype diagnostic, the Gencaro Test, and believe the test will be simple to administer and would be widely available. We currently intend to pursue a separate arrangement with LabCorp or another third party to provide the diagnostic services of the Gencaro Test needed to support our planned AF trial.

Through our existing agreement with LabCorp we have collaborated to develop and commercialize the Gencaro Test for the treatment of patients with HF. Under the terms of that collaboration, we licensed to LabCorp certain rights to commercialize a receptor genotype diagnostic for the ß1 and a2C polymorphisms. In return, LabCorp agreed to develop the Gencaro Test and obtain FDA clearance or approval of the Gencaro Test for HF.

Licensing and Royalty Obligations

We have licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, the license agreements require that we make a milestone payment of $8.0 million, which is due within six months after FDA approval. Under the license agreements, we are required to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. Our royalty obligation under the licenses ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. We have the right to buy down the royalties to a range of 12.5% to 17% by making a payment within six months of regulatory approval.

We also have licensed worldwide rights to intellectual property covering the pharmacogenetic response of Gencaro based on the cardiac receptor polymorphisms, which is owned by the University of Colorado. We have no material future financial obligations under this license. We also have an option to license exclusive, worldwide rights to develop and commercialize diagnostics for these receptor polymorphisms, for the purpose of prescribing Gencaro, from the licensee of these rights, the University of Cincinnati.

Development Pipeline

Our development activities are substantially focused on our lead product candidate, Gencaro, for the treatment of AF. We also believe, based upon data from the BEST HF trial, that Gencaro may have additional potential for the treatment of HF and ventricular tachycardia/ventricular fibrillation. In 2008 we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009 the FDA issued a

Complete Response Letter (CRL) in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In 2010 we reached agreement with the FDA, through the Special Protocol Assessment (SPA) process, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We do not expect to pursue development of Gencaro for disease indications beyond AF without entering into a strategic partnership or collaboration for an HF clinical program. We believe Gencaro has potential to address these additional indications, and that the clinical response of patients with these diseases may be genetically influenced, based on the same genetic markers we have identified for our proposed treatment of AF with Gencaro.

We also have exclusive patent rights to other product candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, some of which are in early stages of development and others of which are in later stages of development. We are seeking partners to assist us in the development of these candidates or who may license them. For example, we hold exclusive rights to rNAPc2, a potent, long acting, recombinant protein anticoagulant with a unique mechanism of action involving inhibition of tissue factor, the protein responsible for initiating the extrinsic coagulation pathway, the primary coagulation mechanism in humans. rNAPc2 was originally being developed as a cardiovascular therapy for thrombosis and other indications. As a result, it has an extensive human clinical record, and has been safely tested in over 700 human patients in nine Phase 1 and Phase 2 clinical trials. Previously, pilot studies of rNAPc2 conducted in non-human primates showed evidence of potential efficacy against lethal hemorrhagic fever viruses.

Competition

Current treatments include pharmaceutical intervention and device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs all have safety and/or administration concerns, and all but one have contraindications or label warnings regarding their prescription in patients with HF.

Current device interventions for the treatment of AF include:

Electrical cardioversion which is used to restore normal heart rhythm with administration of a direct current shock;

Radiofrequency catheter ablation which is can be effective in patients for whom medications are ineffective; and,

Atrial pacemakers, which are implanted under the skin to regulate heart rhythm.

Considering that most of the approved drugs and device interventions for the treatment or prevention AF have notable risks or adverse side effects, we believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where the approved drugs are contra-indicated or have warnings regarding their prescribing information. We believe that Gencaro’s prevention of AF in HF patients would provide this patient population a safer treatment option than other treatments currently approved by the FDA.

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat cardiovascular conditions. Most of these companies have significantly greater financial, product development, manufacturing, and commercial resources than we have. In addition, our proposed prescribing information for Gencaro includes a recommendation for genetic testing, which will add additional cost and procedures to the process of prescribing Gencaro, and which could make it more difficult for us to compete against existing therapies.

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

For drug product production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. Gencaro is produced in a tablet form, utilizing standard solid oral dosage processing techniques. Six separate dosage strengths are manufactured, with the maximum recommended dose of 50mg twice daily for patient weighing 75kg or less and 100mg twice daily for patients weighing more than 75kg. Registration batches were successfully completed by Patheon, Inc. and tablets from these runs have been placed in cGMP storage to supply the planned Phase 3 AF trial.

If sufficient funding is obtained, our manufacturing focus for 2012 will be to prepare the blinded clinical trial supplies for Gencaro and the comparator compound, and to establish the appropriate packaging and clinical distribution channels necessary for the successful execution of the planned Phase 3 AF trial.

Research and Development Expenses

Our research and development expenses totaled $2.3 million for the year ended December 31, 2011 as compared to $3.1 million for 2010, a decrease of approximately $790,000. Our future R&D expenses are highly contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, R&D expense in 2012 could be substantially higher than 2011 as we initiate our planned AF clinical trial. Until substantial additional funding is obtained, R&D expenses in 2012 are expected to be comparable to 2011 levels.

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

Clinical Phase. Before human clinical trials can commence, an Investigational New Drug, or IND, application, submitted to FDA, or a comparable application submitted to a foreign country’s agency, must become effective. The clinical phase of development involves the performance of human studies, including adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects or patients to determine the early safety profile of a product candidate, as well as dose tolerance, absorption, and the pattern of drug distribution and drug metabolism. Phase 2 trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance and to identify possible adverse effects and safety risks. In Phase 3, larger-scale, multi- center trials are conducted with patients afflicted with a specific target disease to provide data for the statistical proof of efficacy and safety as required by regulatory agencies. The conduct of clinical trials is subject to extensive regulation.

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

Post-approval Compliance. If regulatory approval for a drug or medical device is obtained, the product and the facilities manufacturing the product are subject to periodic inspection and continued regulation by regulatory authorities, including compliance with cGMP, as well as labeling, advertising, promotion, recordkeeping, and reporting requirements, including the reporting of adverse events. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Companies are responsible for compliance with such requirements and would be responsible to ensure that all contract manufacturing organizations who perform work for them also comply with such requirements. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

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

Patent Term Extension. While the term of a U.S. Patent is 20 years from the earliest priority date of a patent application (excluding a provisional patent application) , a U.S. Patent that covers subject matter requiring regulatory approval to market is eligible for an extension of that patent term. Patent Term Extension, or PTE, extends the term of an issued patent for generally 1) the length of the FDA approval process and 2) half of the time spent in clinical trials. However, there are certain limitations to PTE, including the limitation that the term cannot be extended more than 14 years after approval has been obtained.

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

We have obtained three U.S. patents (U.S. Patent Nos. 7,678,824,8,080,578, 8,093,286,), and have one pending U.S. patent application that generally concern methods for treating patients with Gencaro based on the presence of certain polymorphisms in the ß1 and/or a2C adrenergic receptors. We believe that, if approved by the FDA, one of the U.S. patents may be eligible for PTE, which could provide approximately 3 years or more of additional patent life based on our current clinical trial plans.

Supplementary Protection Certificate, or SPC, is a form of patent term extension that is available for pharmaceutical products approved for marketing in the European Union. We obtained a patent in Europe for use of Gencaro that is similar to the ‘824 patent (EP 1802775); this patent is in force in certain countries in Europe, including the United Kingdom, France, Germany, Italy and Spain. We believe that this patent may be eligible for an SPC, if Gencaro is approved for marketing in any European country in which the patent is in force, which could provide up to five years of additional patent life.

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

FDA Approval of Medical Devices

Unless an exemption applies, each medical device that a company wishes to market in the U.S. requires either approval of a PMA or 510(k) clearance from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which may require the manufacturer to submit to the FDA a 510(k) requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, or for which there is no predicate, are placed in class III, requiring approval of a PMA.

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

Continuing Regulation. After a device is placed on the market, numerous regulatory requirements apply to the manufacturer, or holder of a PMA approval. With respect to the Gencaro Test, we intend to seek a new or amended collaborative arrangement with a diagnostic company in which we could license them certain rights to perform the diagnostic test for patients with AF. As part of such arrangement, we will seek to have the diagnostic company take responsibility for compliance with the FDA’s device approval and on-going regulatory requirements.

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

In addition to protection under data exclusivity statutes, we believe that Gencaro’s patent portfolio provide alternative protection of market exclusivity. We have been granted patents in the United States and Europe that claim the use of Gencaro with the genetic polymorphisms of the ß1 and a2C receptors that predict Gencaro response. We believe that this patent strategy may effectively serve to exclude generic competition because of the threat of patent litigation. Consequently, if our patent strategy is successful, we believe that the possibility of generic competition with Gencaro will be significantly reduced or eliminated until at least the expiration of these patents, which would be no earlier than 2026 in the U.S and into 2025 in Europe. In addition, we believe that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension based on our current clinical trial plans which, if granted in the U.S., may provide market exclusivity in the U.S. into 2029, and if granted in Europe could provide market exclusivity into 2030. We also believe that the initial period of statutory exclusivity for Gencaro in the U.S. may be extended to seven and one-half years from approval, under a special Hatch-Waxman provision that permits an automatic 30-month extension of the exclusivity period by pursuing litigation against any company attempting to enter the market with a generic for a drug that is covered by a composition of matter or method of use patent.

We also own or have rights in a number of patents and patent applications relating to a number of pre-clinical and clinical candidate molecules, including rNAPc2. We estimate that patents for rNAPc2 covering use as a treatment for hemorrhagic fever viruses will expire no earlier than 2023.

In some cases, certain of the U.S. patents may be entitled to an extension of their term and certain European patents may be entitled to supplemental protection in one or more countries in Europe. The length of any such extension, if an extension is granted, will vary by country. We cannot predict whether any such extensions will be granted.

Employees

As of December 31, 2011, we had 14 employees, of which 11 were full-time employees. Most of these employees operate out of the Broomfield, Colorado location while one operates from a home-based office in another state. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

On January 27, 2009, we completed a business combination (the Merger) with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008 in which a wholly-owned subsidiary of Nuvelo, Inc. merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo, Inc. Immediately following the Merger, we changed our name from Nuvelo, Inc. to ARCA biopharma, Inc. Nuvelo was originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, Nuvelo merged with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts, and, in connection with the merger, changed its name to Nuvelo, Inc. On March 25, 2004, Nuvelo was reincorporated from Nevada to Delaware. On January 27, 2009, in connection with the Merger with ARCA Colorado described above, Nuvelo changed its name to ARCA biopharma, Inc. Our principal offices are located in Broomfield, Colorado.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the SEC. The public may read or copy any materials that have been filed with the SEC at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Risks Related to Our Business and Financial Condition

Our management and our independent registered public accountants, in their report on our financial statements as of and for the year ended December 31, 2011, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2011 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We will need to raise substantial additional funds through the public or private debt and equity securities, from government funding or complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the planned AF clinical trial, the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro.

We currently believe our cash and cash equivalents balance as of December 31, 2011 will be sufficient to fund our operations, at our current cost structure through September 30, 2012. As a result of the significant additional required development of Gencaro, including the additional clinical trials, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operation and may not be able to execute any strategic transaction. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 30, 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. As of March 23, 2011, the closing bid price of our common stock was $0.95 the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $9.7 million and the total market value of our listed securities was approximately $11.3 million. As of December 31, 2011, we had stockholders’ equity of $5.7 million. In addition, as recently as March 7, 2012 the closing bid price of our common stock has been as low as $0.91 per share. As of March 23, 2012 our stock has traded below the $1.00 threshold for 18 consecutive trading days. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from

The NASDAQ Capital Market may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage and make it more difficult for us to raise capital in the future.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2011, we had 12,182,999 shares of common stock outstanding, 20% of which is 2,436,599 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, on April 18, 2011, we entered into separate subscription agreements with certain institutional investors in connection with a registered direct public offering, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, within the three year period following the closing of the offering, while the warrants are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. In addition, we agreed that, subject to certain exceptions, if we issue securities within one year following the closing of the offering, each investor would have the right to purchase its pro rata share of a specified proportion of the securities in the future offering on the same terms, conditions and price provided for in the proposed issuance of securities. In connection with this transaction we were also restricted from issuing or selling shares of our common stock or securities convertible into our common stock for 90 days following the transaction.

Similarly, on December 21, 2011, we entered into separate subscription agreements with various institutional investors in connection with a private placement of our common stock and warrants. We granted to these investors certain registration rights with respect to the shares of common stock (including common stock issuable upon exercise of the warrants). In connection with this transaction, we agreed that, subject to certain exceptions, we would not, within the three year period following the closing of the offering, enter into any variable rate transaction. In connection with this transaction we were also restricted from issuing or selling shares of our common stock or securities convertible into our common stock for 45 days following the transaction.

The restrictions imposed by the terms of these offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. In 2008 we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009 the FDA issued a CRL in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In 2010 we reached agreement with the FDA, through the SPA process, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We plan to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial.

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

We will only receive regulatory approval for our product candidates if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any future clinical trials, including the planned AF clinical trial for Gencaro, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and do not currently have sufficient staff with the requisite experience to do so, and we therefore expect that we will have to rely on contract research organizations to conduct certain of our clinical trials. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience since being with us.

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

We expect that we, or any strategic partners, will rely primarily on third parties to conduct clinical trials, including the Gencaro AF clinical trial that we plan to conduct. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

Our planned AF clinical trial will require the use of a third-party diagnostic services provider to administer the genetic test needed to identify the patient receptor genotypes of clinical trial participants. We do not currently have a third-party diagnostic services provider identified to perform this work for our planned AF clinical trial. If we have difficulty getting an arrangement for administering the Gencaro Test, the launch of our planned AF clinical trial could be delayed.

The planned AF clinical trial we intend to conduct with Gencaro requires a companion test that identifies the patient’s receptor genotype, or Gencaro Test, and the trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the ß1 389 Arg/Arg receptor. Accordingly, the planned AF clinical trial will require use of a third-party diagnostic service to perform the Gencaro Test. Previously we entered into a collaboration arrangement with LabCorp to develop and commercials the Gencaro Test for the treatment of patients with HF. Under the terms of that collaboration, we licensed to LabCorp certain rights to commercialize a receptor genotype diagnostic for the ß1 and a2C polymorphisms. We currently intend to pursue a separate arrangement with LabCorp or another third party to provide the diagnostic services of the Gencaro Test needed to support our planned AF trial.

Obtaining an arrangement with a third party for developing or administering the Gencaro Test for the AF clinical trial could delay the launch of our planned study.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as commencement and completion of clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year active comparator superiority trial involving approximately 200-400 patients in a genotype-defined HF population with AF and additional clinical trials. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008 we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009 the FDA issued a CRL in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In 2010 we reached agreement with the FDA, through the SPA process, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We are planning to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

In pursuing clinical development of Gencaro for an AF indication, we would likely be required to amend the Gencaro HF NDA or prepare a new NDA. The FDA could approve Gencaro, but without including some or all of the prescribing information that we have requested. For instance, the FDA could approve Gencaro for AF in a more limited patient population or included additional warnings in the drug’s label. This, in turn, could substantially and detrimentally impact our ability to successfully commercialize Gencaro and effectively protect our intellectual property rights in Gencaro.

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

We are will need to establish a collaborative arrangement with a third-party diagnostics services provider to obtain marketing clearance or approval of the companion Gencaro Test. There is no guarantee that the FDA will grant timely clearance or approval of the Gencaro Test, if at all, and failure to obtain such timely clearance or approval would adversely affect our ability to market Gencaro.

The drug label we intend to seek for Gencaro would identify the patient receptor genotype for which the drug is approved. Accordingly, we believe developing a Gencaro Test that is simple to administer and widely available will be critical to the successful commercialization of Gencaro and also to the ability to conduct our planned AF clinical trial.

The Gencaro Test will be subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome.

Despite the time and expense expended, regulatory clearance or approval is never guaranteed. If regulatory clearance or approval is delayed, or if a third-party diagnostic services provider is unable to obtain FDA approval of the Gencaro Test at all or in parallel with the approval of Gencaro, or is unable to commercialize the test successfully and in a manner that effectively supports the commercial efforts for Gencaro, or if the information concerning the differential response to Gencaro resulting from certain genetic variation is not included in the approval label for Gencaro, our planned AF clinical trial and the commercial launch of Gencaro may be significantly and adversely affected.

Reliance on third parties to commercialize Gencaro could negatively impact our business. If we are required to establish a direct sales force in the U.S. and are unable to do so, our business may be harmed.

Commercialization of Gencaro, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic partnership alternative for the commercialization of Gencaro, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties.

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

In the event we are unable to sell Gencaro and other selected product candidates, either directly or through third parties via a strategic transaction, the commercialization of Gencaro, if it is approved, may be delayed indefinitely.

Future sales of Gencaro may suffer if its marketplace acceptance is negatively affected by the Gencaro Test.

The Gencaro Test is an important component of the commercial strategy for Gencaro in addition to being required to proceed with our planned AF trial. We believe that the Gencaro Test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The Gencaro Test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF or HF therapy. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the Gencaro Test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

We are dependent on our key personnel.

The success of our business is highly dependent on the principal members of our board of directors and executive management, including our Chairman of the Board, Richard B. Brewer and our President and Chief Executive Officer, Michael R. Bristow. The loss of the services of any such individual might seriously harm our product development, partnering and financing efforts. Recruiting and training personnel with the requisite skills is challenging and we compete for talent with companies that are larger and have more financial resources.

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

If a third-party diagnostics provider responsible for the Gencaro Test or certain of its third-party suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the Gencaro Test, these products could be subject to restrictions or withdrawal from use in trial or from the market.

Any medical device for which a third-party diagnostics provider obtains clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. With respect to the Gencaro Test, to the extent applicable, any third-party diagnostics provider and certain of its suppliers will be required to comply with the FDA’s Quality System Regulation, or QSR, and International Standards Organization, or ISO, requirements which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which clearance or approval is obtained. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by a third-party diagnostics provider, or certain of its third-party manufacturers or suppliers, as the case may be, to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. If any of these actions were to occur, it could harm our reputation and cause product sales and profitability of Gencaro to suffer and may prevent us from generating revenue or utilizing the Gencaro Test further in any clinical trial.

Even if regulatory clearance or approval is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.

A third-party diagnostics provider may need to conduct clinical trials to support current or future versions of the Gencaro Test. Delays or failures in any such clinical trials may prevent a third-party diagnostics provider from commercializing any modified or new versions of the Gencaro Test and will adversely affect our business, operating results and prospects.

Based on discussions with the FDA, we do not believe that additional clinical data are needed for the Gencaro Test submission. However, the FDA may require clinical data for the Gencaro Test submission and/or future products. Initiating and completing clinical trials necessary to support 510(k)s or PMAs, if required, for current or future products will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we or our third party suppliers advance into clinical trials may not have favorable results in later clinical trials.

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

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we or the third-party diagnostics provider may not adequately develop such protocols to support clearance and approval. The trials will require the submission and approval of an investigational device exemption, or IDE, from the FDA. There is no guarantee that the FDA will approve the third-party diagnostics provider’s or our future IDE submissions. Further, the FDA may require them or us to submit data on a greater number of patients than originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of future products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in such clinical trials, the FDA may not consider the data to be adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our or our third party suppliers’ business, operating results and prospects.

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

Gencaro is a new type of beta-blocker and vasodilator being developed for AF. While we anticipate that this drug, if approved, would be the first genetically-targeted cardiovascular drug, and potentially the only beta-blocker approved for AF, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. For example, currently, there are three branded beta-blockers indicated for chronic HF in New York Health Association, or NYHA, class II-IV patients: Toprol-XL (once-a-day formulation), Coreg and Coreg CR (once-a-day). Toprol-XL and Coreg have generic equivalents commercially available in the U.S. (metoprolol succinate and carvedilol, respectively). The price of the generic forms of these drugs will be less than the anticipated price of Gencaro, if approved. As a result, Gencaro may not be successful in competing against these existing drugs.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2012, we expect our research and development activities will be dedicated to Gencaro. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot be certain that our patents and licenses will successfully preclude others from using our technology. Consequently, we cannot be certain that any of our patents will provide significant market protection or will not be circumvented or challenged and found to be unenforceable or invalid. In some cases, patent applications in the U.S. and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold any claims in any issued patent to be valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Regardless of merit, the listing of patents in the FDA Orange Book for Gencaro may be challenged as being improperly listed. We may have to defend against such claims and possible associated antitrust issues. We could also incur substantial costs in seeking to enforce our proprietary rights against infringement.

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold the intellectual property concerning the interaction of Gencaro with the polymorphisms of the ß1 and 2C receptors. We have obtained patents that claim methods involving Gencaro after a patient’s receptor genotype has been determined. Our NDA requested a label that will include a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label may be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce competing products and our business may suffer. The approved label may not contain language covered by the patents, or we may be unsuccessful in enforcing them.

We may not be able to effectively protect our intellectual property rights in some foreign countries, as our patents are limited by jurisdiction and many countries do not offer the same level of legal protection for intellectual property as the U.S.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2011, 12,182,999 shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2011 approximately 2.8 million shares of our common stock were issuable upon the exercise of outstanding warrants, of which 1.5 million were exercisable as of that date and 1.25 million were issued pursuant to our private placement equity transaction completed in December 2011 and will become exercisable on June 22, 2012. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2011 there were approximately 864,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Our headquarters facility consists of approximately 4,500 square feet of office space in Broomfield, Colorado, which is leased until June 2013. We believe that this facility is adequate to meet our current needs.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the Nasdaq Global Market in 2010 and 2011 and the Nasdaq Capital Market in 2011:

	High	Low
Year ended December 31, 2011
First quarter	$3.34	$2.25
Second quarter	$2.64	$1.41
Third quarter	$1.68	$1.00
Fourth quarter	$2.45	$0.95

Year ended December 31, 2010
First quarter	$9.23	$2.60
Second quarter	$6.06	$3.38
Third quarter	$4.31	$3.01
Fourth quarter	$4.38	$3.00

Stockholders

As of March 23, 2012, we had approximately 129 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Capital Market for our common stock was $0.95 per share.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2011 ARCA sold approximately $1.75 million of its common stock and warrants to six institutional investors in a private placement transaction. ARCA issued an aggregate of approximately 1.67 million shares of common stock to investors together with warrants to purchase approximately 1.25 million shares of common stock. The net proceeds, after deducting the placement fee and other offering expenses, were approximately $1.4 million, and these proceeds are being used solely for general working capital purposes.

Each unit, consisting of one share of common stock and a warrant to purchase 0.75 share of common stock, was sold at a purchase price of $1.05. The warrants become exercisable on June 22, 2012, expire 5 years after becoming exercisable and have an exercise price of $1.485 per share.

Pursuant to the terms of the Registration Rights Agreement (the Rights Agreement) entered into as part of the transactions, ARCA granted to the investors certain registration rights related to the shares underlying the units sold in the private placement. ARCA filed a registration statement, in accordance with the terms of the Rights Agreement, for the resale of the shares underlying the units sold in the private placement. That registration statement was declared effective by the Securities and Exchange Commission on January 26, 2012.

The foregoing is only a brief description of the material terms of the private placement and the associated Purchase Agreements, the Rights Agreement and the Warrants and does not purport to be a complete description of the rights and obligations of the parties hereunder. The foregoing is qualified in its entirety by reference to the form of Purchase agreement the form of Rights Agreement and form of Warrants, which were filed as Exhibits to our report on Form 8K filed December 22, 2011.

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

Overview

We are a biopharmaceutical company whose principal focus is developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment of atrial fibrillation, or AF, in patients with heart failure, or HF. We have identified common genetic variations in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We have been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which we believe will provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, we believe that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension based our on current clinical trial plans which, if granted in the U.S., may provide market exclusivity into 2029, and if granted in Europe may provide market exclusivity into 2030.

We are planning to initiate a Phase 3 clinical study of Gencaro in AF patients with HF and/or left ventricular dysfunction. We believe AF is an attractive potential indication for Gencaro because data from the previously conducted Phase 3 HF trial of Gencaro in 2,708 HF patients, or the BEST HF trial, suggest that Gencaro may have a potentially significant effect in reducing or preventing AF. Based on our analysis of data from the BEST HF trial, we believe that Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated. We plan to enroll approximately 200-400 patients with persistent AF who have the genotype that appears to respond most favorably to Gencaro. We anticipate that this trial could begin approximately 6 months after we obtain sufficient funding.

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers (the atria) becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. AF is considered an epidemic cardiovascular disease that affects approximately 2-3 million Americans, making it one of the most common heart rhythm disorders. The approved therapies for the treatment or prevention AF have certain disadvantages, such as toxic side effects. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where most of the approved drugs are contra-indicated or have warnings in their prescribing information.

The planned AF clinical trial is designed to be a multi-center, randomized, double-blind clinical trial to assess the safety and efficacy of Gencaro in AF patients with HF and/or left ventricular dysfunction, with the primary endpoint being time to recurrent symptomatic AF after direct current cardioversion. This AF trial is designed to compare Gencaro to the beta-blocker metoprolol CR/XL in the patient genotype we believe responds most favorably to Gencaro. The therapeutic benefit of metoprolol CR/XL does not appear to be enhanced in patients with this genotype. We believe data from the BEST HF trial indicate that Gencaro may have a potentially significant effect in reducing or preventing AF, and this effect may be one that is genetically regulated. The entire cohort of patients in the BEST HF trial that were treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004), although because there was not a predetermined AF clinical endpoint in the BEST HF trial, the data is based on a subsequent analysis of adverse events and surveillance electrocardiograms (ECGs). In the DNA sub study, patients with the most favorable genotype for Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis. This most favorable genotype was present in about 47% of the patients in the sub study, and we estimate it is present in about 50% of the US general population. We believe the AF study would take approximately two and one half years from enrollment of the first patient through completion.

We have exclusive patent rights to other product candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, some of which are in early stages of development and others of which are in later stages of development. We are seeking development partners to assist us in the development of these product candidates or who may license rights to them. For example, we hold exclusive rights to rNAPc2, a recombinant protein that is a potent, long acting tissue factor inhibitor with a unique mechanism of action. Previously, preclinical studies of rNAPc2 showed evidence of potential efficacy against lethal hemorrhagic fever viruses.

To support the continued development of Gencaro, including the planned AF clinical trial and our ongoing operations, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. We may seek additional funding that could allow us to operate while we continue to pursue strategic combination, partnering, additional financing and licensing opportunities. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of December 31, 2011 will be sufficient to fund our operations, at our current cost structure, through September 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Results of Operations

Research and Development Expenses

•

Research and development, or R&D, expense comprises research & development, regulatory, and manufacturing process development activities and costs. During 2011, our R&D efforts and costs were almost entirely for the development of Gencaro. Research and Regulatory costs decreased approximately $940,000 primarily due to reduced personnel costs from staff reductions completed in the first quarter of 2011, plus the conclusion of certain pre-clinical studies and regulatory activities done in 2010 with no similar activities or costs in 2011. Manufacturing process development costs increased approximately $149,000 for the year due to milestone costs for ongoing, long-term stability studies of Gencaro and new costs for preliminary analysis and development of clinical trial materials for our planned AF clinical trial.

Our R&D expenses are highly contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, R&D expense in 2012 could be substantially higher than 2011 as we initiate our planned AF clinical trial. Until substantial additional funding is obtained, R&D expenses in 2012 are expected to be comparable to 2011 levels or may decrease further.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expenses were $5.0 million for the year ended December 31, 2011, compared to $6.1 million for 2010, a decrease of approximately $1.1 million. Cost decreases of approximately $1.3 million were primarily comprised of reduced personnel, consulting, legal and accounting expenses. Approximately $433,000 of the decrease was attributable to our staff reductions completed in the first quarter of 2011 and the balance is due to our reduced operations overall. There was an increase in depreciation expense in 2011 of approximately $272,000 over 2010. The increase is directly related to the relocation of our corporate office to a smaller office suite during the fourth quarter of the year. The move necessitated additional depreciation of certain leasehold improvements, furniture and equipment that were not useable in the new office suite.

SG&A expenses for 2012 are expected to be comparable to 2011 levels, or modestly lower but are s contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, SG&A expense in 2012 could be substantially higher than 2011 as we increase activities to support initiating our planned AF clinical trial.

Gain on Assignment of Patent Rights

During the year ended December 31, 2011, we entered into an agreement in which we assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights we received a $2.0 million non-recourse payment during the second quarter of 2011.

Interest and Other Income

Interest and other income was $2,000 for the year ended December 31, 2011, as compared to $763,000 for 2010, representing a decrease of $761,000. The decrease is comprised of grants totaling $489,000 under the Qualifying Therapeutic Discovery Project, provided under section 48D of the Internal Revenue Code and realized gains of $263,000 on the sale of marketable securities. Both of these events occurred in and were exclusive to 2010. Interest income was nominal in 2011 due to low investment yields and declining cash balances. We expect interest income to continue to be nominal in 2012.

Interest and Other Expense

Interest and other expense was $5,000 for the year ended December 31, 2011, as compared to $8,000 for 2010. The amounts and related change between years are nominal to our overall operations. Based on our current capital structure, interest expense for 2012 is expected to be comparable to 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$5,943	$7,025

As of December 31, 2011, we had total cash and cash equivalents of $5.9 million, as compared to $7.0 million as of December 31, 2010. The net decrease of $1.1 million is primarily due to $7.0 million of cash used for operating activities, offset by $2 million of cash from the assignment of certain patent rights, plus approximately $4.0 million of net proceeds received from the sale of our common stock through two equity offerings.

Cash Flows from Operating, Investing and Financing Activities

	Year Ended December 31,
	2011	2010
Net cash (used in) provided by:
Operating activities	$(6,959)	$(8,324)
Investing activities	2,006	265
Financing activities	3,871	7,321

Net (decrease) increase in cash and cash equivalents	$(1,082)	$(738)

Net cash used in operating activities for the year ended December 31, 2011 decreased $1.4 million compared with the 2010 period due to decreased R&D and SG&A expenses discussed above.

Net cash flows provided by investing activities for the year ended December 31, 2011 was primarily due to $2 million of cash received from the assignment of patent rights during 2011. Net cash provided by financing activities of approximately $3.9 million for the year ended December 31, 2011 is comprised of $4.0 million of net proceeds from the sales of our common stock, less $146,000 in payments made on a vendor financing arrangement. For the year ended December 31, 2010, net cash provided by financing activities was $7.2 million of net proceeds from the sale of our common stock pursuant to an equity distribution agreement and $139,000 of proceeds received from exercises of stock options.

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

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the planned clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding our continued operations and development programs. We will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding to support the continued clinical development of Gencaro, including planned clinical trial. In evaluating the substantial costs associated with development of rNAPc2 and our limited financial resources, further development of rNAPc2 will be dependent upon receipt of government or third party funding, which may not be available.

On December 8, 2009, we entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., or the Agent, under which we could, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, we amended the Agreement to permit us to sell up to an aggregate of $20 million in shares, which were registered on a registration statement on Form S-3 (File No. 333-148288). In the year ended December 31, 2010, we sold 1,164,600 shares of our common stock under this Agreement and realized $7.2 million of net proceeds. On May 23, 2011 the Company terminated this agreement. No shares of common stock were sold during 2011 under this agreement.

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

On December 21, 2011, we entered into separate Subscription Agreements (the “Purchase Agreements”) with various institutional investors in connection with a private placement of our common stock and warrants. Pursuant to the Purchase Agreements, we agreed to sell and issue an aggregate of 1,666,666 shares of our common stock and warrants to purchase up to an additional 1,250,000 shares of our common stock at a total purchase price of $1.05 per unit. The investors in the private placement received warrants to purchase 0.75 shares of common stock for each share of common stock purchased.

The warrants issued pursuant to the Purchase Agreements (the “Warrants”) are exercisable for a period of five years from the six month anniversary of the closing date of the private placement and have an exercise price of $1.485 per share, equal to 110% of the closing sales price of ARCA’s common stock on the NASDAQ Capital Market on December 21, 2011.

We raised gross proceeds of approximately $1.75 million in connection with the private placement. The net proceeds, after deducting the payment of a fee of approximately $100,000 to Roth Capital Partners, as placement agent, and other offering expenses, were approximately $1.4 million. We agreed to use the net proceeds from the private placement solely for general working capital purposes. The private placement transaction closed that same day.

Pursuant to the terms of a Registration Rights Agreement (the “Rights Agreement”) to be entered into at the closing of the transactions, we granted to the investors certain registration rights related to the shares of common stock to be sold in the private placement and the shares of common stock underlying the Warrants to be issued. We filed a registration statement, in accordance with the terms of the Rights Agreement, for the resale of the shares of common stock to be issued pursuant to the Purchase Agreements and the shares of common stock underlying the Warrants. The registration statement was declared effective by the Securities and Exchange Commission on January 26, 2012.

In addition to the proceeds of the stock sales, we may seek more interim funding that will allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We believe our cash and cash equivalents balance as of December 31, 2011 will be sufficient to fund our operations, at our current cost structure, through September 30, 2012. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 30, 2012. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm, KPMG LLP	53

Consolidated Balance Sheets as of December 31, 2011 and 2010	54

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from December 17, 2001 (date of inception) to December 31, 2011	55

Consolidated Statements of Preferred Stock and Stockholders’ Equity for the years ended December 31, 2011 and 2010 and for the period from December 17, 2001 (date of inception) to December 31, 2011	56

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from December 17, 2001 (date of inception) to December 31, 2011	59

Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ARCA biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of ARCA biopharma, Inc. (a development stage enterprise) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from December 17, 2001 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARCA biopharma, Inc. (a development stage enterprise) and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from December 17, 2001 (date of inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Denver, Colorado

March 27, 2012

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,943	$7,025
Other current assets	269	137

Total current assets	6,212	7,162

Property and equipment, net	66	690
Other assets	224	304

Total assets	$6,502	$8,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$388
Accrued compensation and employee benefits	111	175
Accrued expenses and other liabilities	350	506
Deferred rent, current portion	33	121

Total current liabilities	754	1,190

Deferred rent, net of current portion	16	195

Total liabilities	770	1,385

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2011 and December 31, 2010; 12,182,999 and 8,834,535 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	12	9
Additional paid-in capital	69,394	65,072
Deficit accumulated during the development stage	(63,674)	(58,310)

Total stockholders’ equity	5,732	6,771

Total liabilities and stockholders’ equity	$6,502	$8,156

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from December 17, 2001 (date of inception) to December 31, 2011
	2011	2010
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$2,315	$3,106	$41,585
Selling, general and administrative	5,046	6,069	39,356
Merger transaction costs	—	—	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000

Total costs and expenses	7,361	9,175	94,824

Loss from operations	(7,361)	(9,175)	(94,824)

Gain on assignment of patent rights	2,000	—	2,000
Gain on bargain purchase	—	—	25,282
Interest and other income	2	763	2,026
Interest and other expense	(5)	(8)	(439)

Loss before income taxes	(5,364)	(8,420)	(65,955)
Benefit from income taxes	—	—	2,281

Net loss	$(5,364)	$(8,420)	$(63,674)

Less: Accretion of redeemable convertible preferred stock	—	—	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	(781)

Net loss available to common stockholders	$(5,364)	$(8,420)	$(64,700)

Net loss available to common stockholders per share:
Basic and diluted	$(0.53)	$(0.99)
Weighted average shares outstanding:
Basic and diluted	10,038,243	8,506,320

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.06 per share	—	—	—	—	15,529	—	1	—	1
Net loss	—	—	—	—	—	—	—	(116)	(116)

Balance, December 31, 2003	—	—	—	—	15,529	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.06 per share	—	—	—	—	118,319	—	7	—	7
Net loss	—	—	—	—	—	—	—	(511)	(511)

Balance, December 31, 2004	—	—	—	—	133,848	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.06 per share	—	—	—	—	17,533	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.06 per share	—	—	—	—	17,867	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $8.14 per share	—	—	—	—	5,419	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	186,571	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	(1,459)

Balance, December 31, 2005	—	—	—	—	361,238	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $0.72 per share	—	—	—	—	104,229	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	48,111	—	3	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $0.72 per share	—	—	—	—	83,443	1	59	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	15,028	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $0.90 per share	—	—	—	—	229	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	(5,241)

Balance, December 31, 2006	9,222,257	14,919	—	—	612,278	1	1,582	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	(18)

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $1.68 per share	—	—	—	—	7,817	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $1.80 per share	—	—	—	—	3,852	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	16,698	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	83,490	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	13,359	—	16	—	16
Net loss	—	—	—	—	—	—	—	(13,994)	(13,994)

Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	$—	—	$—	8,834,535	$9	$65,072	$(58,310)	$6,771

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Issuance of common stock for cash, net of offering costs	—	—	—	—	3,347,338	3	4,014	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	1,126	—	—	—	—
Share-based compensation	—	—	—	—	—		308	—	308
Net loss	—	—	—	—	—	—	—	(5,364)	(5,364)

Balance, December 31, 2011	—	$—	—	$—	12,182,999	$12	$69,394	$(63,674)	$5,732

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		December 17, 2001 (date of inception) to December 31, 2011
	2011	2010
	(in thousands)
Cash flows used in operating activities:
Net loss	$(5,364)	$(8,420)	$(63,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	(2,000)	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	602	338	1,737
Non-cash interest expense	—	—	211
Share-based compensation	308	458	2,282
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	(263)	(263)
(Gain) loss from disposal of property and equipment	16	(4)	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	14	58	2,542
Other assets	80	84	7,246
Accounts payable	(128)	(145)	(1,930)
Accrued expenses and other liabilities	(220)	(316)	(18,984)
Deferred rent	(267)	(114)	49

Net cash used in operating activities	(6,959)	(8,324)	(93,343)

Cash flows provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(19)	(4)	(1,879)
Proceeds from sale of marketable securities	—	263	15,369
Proceeds from sale of property and equipment	25	6	358
Proceeds from patent rights assignment	2,000	—	2,000

Net cash provided by investing activities	2,006	265	45,054

Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	4,726	7,659	12,581
Payment of offering costs	(709)	(338)	(1,047)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(146)		(146)

Net cash provided by (used in) financing activities	3,871	7,321	54,232

Net (decrease) increase in cash and cash equivalents	(1,082)	(738)	5,943
Cash and cash equivalents, beginning of period	7,025	7,763	—

Cash and cash equivalents, end of period	$5,943	$7,025	$5,943

Supplemental cash flow information:
Interest paid	$5	$—	$112

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

See accompanying Notes to Consolidated Financial Statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment and the prevention of atrial fibrillation, or AF, in patients with heart failure, or HF. The Company has identified common genetic variations in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to Gencaro treatment. The Company has been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which it believes will provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, the Company believes that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension based on our current clinical trial plans which, if granted in the U.S., may provide market exclusivity in the U.S. into 2029, and if granted in Europe may provide market exclusivity into 2030.

The Company is planning to initiate a Phase 3 clinical study of Gencaro in AF patients with HF and/or left ventricular dysfunction. The Company believes AF is an attractive indication for Gencaro because data from the previously conducted Phase 3 HF trial of Gencaro in 2,708 HF patients, or the BEST HF trial, suggest that Gencaro may have a potentially significant effect in reducing or preventing AF. Based on the BEST HF trial, the Company believes that Gencaro’s prevention of AF in HF patients is pharmacogenetically regulated. The Company plans to enroll approximately 200-400 patients with persistent AF who have the genotype that appears to respond most favorably to Gencaro. The Company anticipates that the AF trial could begin approximately 6 months after the Company obtains sufficient funding.

To support the continued development of Gencaro, including the planned AF clinical trial and ongoing operations, the Company will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding.

ARCA also holds exclusive patent rights to other product candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, some of which are in early stages of development and others of which are in later stages of development. The Company is seeking partners to assist it in the development of these candidates or who may license them. For example, ARCA holds exclusive rights to rNAPc2, a recombinant protein that is a potent, long acting tissue factor inhibitor with a unique mechanism of action. Previously, preclinical studies of rNAPc2 showed evidence of potential efficacy against lethal hemorrhagic fever viruses.

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

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $94.8 million and had negative cash flows from operations of $93.3 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity securities, or government funding to support the continued development of Gencaro, including the additional clinical trial. In 2011, the Company raised $4.0 million, net of offering costs, through the sales of our common stock and may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations. The Company currently believes its cash and cash equivalents balance as of December 31, 2011 will be sufficient to fund its operations through September 30, 2012. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond September 30, 2012. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the planned AF clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Merger Exchange Ratio and Reverse Stock Split

In conjunction with and immediately prior to the Merger, Nuvelo effected a 1 for 20 reverse stock split. As a result, and in accordance with the Merger Agreement, each outstanding common share and warrant or option to purchase ARCA Colorado’s common stock prior to the Merger was converted into the right to receive or purchase 0.16698070, or the Exchange Ratio, shares of the Company’s common stock, which Exchange Ratio incorporates the effect of the reverse stock split. All common shares, options and warrants to purchase common shares and per common share amounts for all periods presented in the accompanying financial statements and notes have been adjusted retroactively to reflect the effect of the Exchange Ratio, except for the par value per share and the number of shares authorized, which are not affected by the Exchange Ratio. The accompanying consolidated financial statements and notes have not been adjusted to retroactively reflect the effect of the Exchange Ratio on preferred shares, warrants to purchase preferred shares, and per preferred share amounts.

Basis of Presentation

The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company is considered to be in the development stage at December 31, 2011.

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

(2) Earnings (Loss) Per Share

The Company calculates basic earnings per share by dividing (loss) earnings attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted earnings per share is computed by dividing (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Years Ended December 31,
(In thousands, except shares and per share data)	2011	2010
Net loss	$(5,364)	$(8,420)

Net loss available to common shareholders	$(5,364)	$(8,420)

Weighted average shares of common stock outstanding	10,054,941	8,523,018
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)

Total weighted-average shares used in computing net loss per share attributed to common stockholders
	10,038,243	8,506,320

Basic and diluted loss per share	$(0.53)	$(0.99)

Potentially dilutive securities representing 2.1 million and 1.3 million weighted average shares of common stock were excluded for the years ended December 31, 2011 and 2010, respectively, because including them would have an anti-dilutive effect on net loss attributable to common stockholders per share.

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

The Company’s financial assets include $5.9 million at December 31, 2011 and $7.0 million at December 31, 2010, in money market funds, classified as cash equivalents, which are measured at fair value based on Level 1 inputs on a recurring basis. There were no transfers between any fair value hierarchy levels in 2011 or 2010.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of December 31, 2011 and 2010, the Company did not have any debt outstanding.

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2011	December 31, 2010
Computer equipment	3 years	$104	$206
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	93	398
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	18	744

		533	1,666
Less accumulated depreciation and amortization		(467)	(976)

		$66	$690

For the years ended December 31, 2011 and 2010, and for the period from Inception through December 31, 2011, depreciation and amortization expense was $602,000, $338,000 and $1.7 million, respectively.

(6) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

Effective July 1, 2011, the Company entered into an unrestricted research grant with its President and Chief Executive Officer’s research laboratory, or the Lab, for $160,000 for a one-year term for the advancement of research in cardiovascular disease. For the period from July 1, 2010 through June 30, 2011, the Company provided funding to the Lab under another unrestricted research grant for $226,000. In the first half of 2011, the Company provided research funding for the lab of approximately $92,000, in accordance with a similar unrestricted research grant arrangement. Funding of the unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2011 and 2010 was $155,000 and $255,000, respectively, and $1.4 million from Inception through December 31, 2011.

The Company was a party to a materials transfer agreement with the University of Colorado, under which the Company paid $35,000 per year to maintain the Heart Tissue Bank associated with the President and Chief Executive Officer’s research lab at the University of Colorado. Total expense for the year ended December 31, 2011 was $26,000 and was $227,000 from Inception through December 31, 2011.

(7) Commitments and Contingencies

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

Operating Leases

The Company is party to a lease agreement, dated February 8, 2008. The original lease provided for approximately 15,000 square feet of an office facility in Broomfield, Colorado, which serves as the Company’s primary business offices. The lease has a term of five years with rights to extend the term for two additional three year periods. On June 14, 2011, the Company entered into a first amendment (the “Amendment”) to the lease agreement. Under the terms of the Amendment, the Company and its landlord mutually agreed for the Company to relocate from its previous office suite of approximately 15,000 square feet, to another suite within the same building, comprising approximately 4,500 square feet. The office location continues to serve as the Company’s primary business office. The Amendment also modified the annual per square foot rate of rent and allows the Company to terminate with three months notice. As part of the agreement, the Company made a one-time payment to the landlord of $200,000, which the landlord agreed to use for the landlord’s improvements in the new leased premises prior to the Company occupying the space. The original five year term of the Lease remains unchanged. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term.

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment was recorded against the existing deferred rent balance. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of December 31, 2011 was $49,000.

Rent expense under this lease for the years ended December 31, 2011 and 2010 was $150,000 and $123,000, respectively, and was $459,000 from Inception through December 31, 2011.

Below is a summary of the future minimum lease payments committed under Company’s facility in Broomfield, Colorado as of December 31, 2011 (in thousands):

2012	$81
2013	40

Total future minimum rental payments	$121

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

(8) Collaborative Agreements

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

(9) Equity Distribution Agreement

In 2009 the Company entered into an equity distribution agreement, or the Agreement, with Wedbush Securities Inc., the Agent, under which the Company could, from time to time, offer and sell its common stock through the Agent. On April 30, 2010, the Company amended the Agreement to permit it to sell up to an aggregate of $20 million in shares, which were registered on a registration statement on Form S-3 (File No. 333-148288). In the year ended December 31, 2010, the Company sold 1,164,600 shares of common stock under this Agreement and realized $7.2 million of proceeds, net of $338,000 of offering costs. On May 23, 2011 the Company terminated this agreement. No shares of common stock were sold during 2011 under this agreement.

(10) Legal Matters

On February 9, 2007, Nuvelo and certain of Nuvelo’s former and then current officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleged violations of the Securities Exchange Act of 1934 related to the clinical trial results of alfimeprase, which Nuvelo announced on December 11, 2006, and the suit sought damages on behalf of purchasers of Nuvelo’s common stock during the period between January 5, 2006 and December 8,

2006. On December 29, 2010, ARCA and the other defendants reached a settlement of the litigation with the plaintiffs, after participating in mediation, and on February 25, 2011, the parties entered into a settlement agreement. ARCA’s insurance carriers funded the settlement. On July 25, 2011 the order for final settlement became effective and the suit was dismissed.

On or about December 6, 2001, Variagenics, Inc. was sued in a complaint filed in the United States District Court for the Southern District of New York naming it and certain of its officers and underwriters as defendants. The complaint purportedly was filed on behalf of persons purchasing Variagenics’ stock between July 21, 2000 and December 6, 2000, and alleged violations of certain sections of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The complaint alleged that, in connection with Variagenics’ July 21, 2000 initial public offering, or IPO, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of Variagenics’ stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at predetermined prices. ARCA was involved in this litigation as a result of Nuvelo’s merger with Variagenics in January 2003. On April 1, 2009 the parties entered into a settlement agreement. On October 5, 2009, the Court approved the settlement agreement. ARCA’s share of the settlement was approximately $385,000 and was funded by ARCA’s insurance carrier. Although the settlement was approved by the Court, it had been appealed by members of the class. On January 9, 2012 the appeal was dismissed by the Court and the suit was settled.

(11) Stock-based Compensation

Warrants

As of December 31, 2011, warrants to purchase 2,750,151 shares of common stock were outstanding at exercise prices ranging from $1.485 to $19.48, with a weighted average exercise price per share of $2.65. These warrants, which were granted as part of various financing and business agreements, expire at various times between October 2013 and August 2018. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model.

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

The Equity Plan provides for the granting of stock options (including indexed options), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2011, options to purchase 393,345 shares were outstanding under the Equity Plan, and 506,908 shares were reserved for future awards.

In general, the Equity Plan authorizes the grant of stock options that vest at rates set by the Board of Directors or the Compensation Committee thereof. Generally, stock options granted by ARCA under the equity incentive plans become exercisable ratably for a period of three to four years from the date of grant and have a maximum term of ten years. The exercise prices of stock options under the equity incentive plan generally meet the following criteria: the exercise price of incentive stock options must be at least 100% of the fair market value on the grant date and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. ARCA’s other stock plans under which options remained outstanding as of December 31, 2011 are the Non-Employee Director Stock Option Plan. As of December 31, 2011, options to purchase 914 shares were outstanding under this stock plan.

In conjunction with the Merger, the Company discontinued grants under its 2004 Stock Option Plan effective January 27, 2009. As of December 31, 2011, options to purchase 469,979 shares with a weighted average exercise price of $2.38 per share were outstanding under this plan. Options and awards outstanding under this plan will continue to vest according to the original terms of each grant. No new awards will be granted under this plan. Subsequent to the Merger, the Company has granted stock-based compensation awards under the Equity Plan.

The Company granted options to purchase 164,700 and 128,170 shares of common stock in the years ended December 31, 2011 and 2010, respectively. The fair values of employee stock options granted in the years ended December 31, 2011 and 2010 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2011	2010
Expected term	5.8 years	5.7 years
Expected volatility	110%	86%
Risk-free interest rate	2.20%	2.70%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$1.83	$2.04

A summary of ARCA’s stock option activities for the years ended December 31, 2011 and 2010, and related information as of December 31, 2011, is as follows:

	For the years ended December 31,
	2011		2010
	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	953,238	$31.87	921,104	$69.60
Granted	164,700	2.24	128,170	2.95
Exercised	(1,126)	1.31	(49,487)	2.80
Forfeited and cancelled	(252,574)	110.81	(46,549)	729.70

Options outstanding, end of period	864,238	$3.20	953,238	$31.87

Options exercisable, end of period	616,148	$3.35	676,972	$43.49

Options vested and expected to vest	847,425	$3.21

The total intrinsic value of options exercised for the years ended December 31, 2011 and 2010 was $1,000 and $208,000, respectively. As of December 31, 2011, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $ 464,000, which compensation expense is expected to be recognized over a weighted average period of 1.8 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.06 - $ 0.60	7,488	3.42	$0.52	7,488	$0.52
0.90 - 0.90	203,065	4.83	0.90	203,065	0.90
1.68 - 1.86	100,093	5.90	1.83	95,829	1.83
2.24 - 2.24	164,700	9.38	2.24	32,017	2.24
2.69 - 2.90	167,895	6.93	2.82	109,765	2.83
2.97 - 5.57	217,208	7.26	4.63	164,195	4.74
14.58 - 318.00	3,789	4.00	143.19	3,789	143.19

	864,238	6.82	$3.20	616,148	$3.35

For the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended December 31,		Period from December 17, 2001 (date of inception) to December 31,
	2011	2010	2011
Research and Development	$117	$128	$496
Selling, General and Administrative	191	330	1,399
Restructuring Expense	—	—	387

Total	$308	$458	$2,282

Stock-based compensation expense related to non-employees was negligible in 2011 and 2010. ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(12) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $80,000 and $109,000 for the years ended December 31, 2011 and 2010, respectively, and has contributed $583,000 from Inception through December 31, 2011.

(13) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. Since June 2005 through December 31, 2011, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $94.0 million, and approximately $687,000 of research and development credits that may be used to offset future taxable income. The net operating loss carryforwards will expire beginning 2025 through 2031. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by IRC Section 382. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $40.8 million at December 31, 2011, reflecting an increase of approximately $2.0 million from December 31, 2010. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2011 the Company has not performed a Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35%, as a result of the following (in thousands):

	Year ended December 31,
	2011	2010
U.S. federal income tax benefit at statutory rates	(1,877)	$(2,947)
State income tax benefit, net of federal benefit	(161)	(253)
Research and experimentation credits	(71)	(53)
Settlement of liabilities assumed in the Merger	—	(5,273)
Adjustment in tax basis of tangible and intangible assets acquired in the Merger	—	(1,816)
Other	152	(54)
Change in valuation allowance	1,957	10,396

	$—	$—

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

	2011	2010
Deferred tax assets:
Current deferred tax assets:
Vacation accrual	$21	$30

Total current deferred tax assets	21	30
Valuation allowance	(21)	(30)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Net operating loss carryforwards	$35,751	$33,807
Charitable contribution carryforwards	406	414
Research and experimentation credits	687	616
Capitalized intangibles	3,432	3,480
Stock based compensation	399	374
Depreciation and amortization	23	—
Other	76	199

Total noncurrent deferred tax assets	40,774	38,890
Valuation allowance	(40,774)	(38,890)

Net noncurrent deferred tax assets	$—	$—

Deferred tax liabilities:
Current deferred tax liabilities:
Depreciation and amortization	—	$(82)

Total noncurrent deferred tax liabilities	—	(82)

Valuation allowance		82

Net deferred tax liabilities	—	—

Net noncurrent deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2005. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2011 and 2010, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No amounts of interest or penalties were recognized in the financial statements for the years ended December 31, 2011 and 2010.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2011 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to “Election of Board of Directors, ” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Consolidated financial statements filed as part of this Report are listed under Part II, Item 8, page 47 of this Form 10-K.

2.	No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b) Exhibits

The following documents are filed as part of this annual report on Form 10-K. We will furnish a copy of any exhibit listed to requesting stockholders upon payment of our reasonable expenses in furnishing those materials.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(6)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(8)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(9)

4.1	Form of Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock. (included as part of Exhibit 3.1)

4.3	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

4.4	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.5	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

4.6	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.7	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.8	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.9	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.10	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.11	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

Exhibit Number	Description

4.12	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.13	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.14	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.15	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.16	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.17	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.18	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.19	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.(16)

4.20	Form of Common Stock Purchase Warrant.(23)

4.21	Form of Warrant to Purchase Common Stock.(27)

10.1§	Amended and Restated Collaboration and License Agreement, dated July 31, 2006, by and between Nuvelo, Inc. and Archemix Corp.(2)

10.2§	Second Amended and Restated Collaboration and License Agreement, dated April 20, 2010, by and between ARCA biopharma, Inc. and Archemix Corp.(17)

10.3	Lease, dated February 8, 2008, by and between ARCA Discovery, Inc. and Arista Place, LLC.(8)

10.4	Loan and Security Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

10.5	First Amendment to Loan and Security Agreement, dated January 21, 2009, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

10.6	Second Amendment to Loan and Security Agreement, dated March 23, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank.(8)

10.7	Third Amendment to Loan and Security Agreement, dated April 6, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank(14)

10.8	Fourth Amendment to Assumption of Loan and Security Agreement, dated April 10, 2009, by and between ARCA biopharma, Inc., ARCA biopharma Colorado, Inc. and Silicon Valley Bank(14)

10.9§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.(12)

10.10§	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.(13)

10.11§	Exclusive License Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

Exhibit Number	Description

10.12§	First Amendment to Exclusive License Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.13§	Second Amendment to Exclusive License Agreement, dated July 20, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.14	Third Amendment to Exclusive License Agreement, dated July 19, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.15§	Fourth Amendment to Exclusive License Agreement, dated August 22, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.16§	Diagnostic, Collaboration and Option Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and CardioDX, Inc.(12)

10.17§	Amendment to Diagnostic, Collaboration and Option Agreement, dated October 1, 2007, by and between ARCA Discovery, Inc. and CardioDX, Inc.(12)

10.18§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.(12)

10.19§	Development, Commercialization and Licensing Agreement, dated February 1, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(13)

10.20	Amendment No. 1 to Development, Commercialization and Licensing Agreement, dated May 14, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(12)

10.21§	Amendment No. 2 to Development, Commercialization and Licensing Agreement, dated June 10, 2008, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(12)

10.22	Materials Transfer Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado.(12)

10.23	Lease Surrender and Termination Agreement, dated August 5, 2009, by and between ARCA biopharma, Inc. and The Irvine Company LLC.(9)

10.24	Lease Termination and Warrant Purchase Agreement, dated September 18, 2009, by and between ARCA biopharma, Inc., BMR-201 Industrial Road LLC and BioMed Realty, L.P.(10)

10.25§	Exclusive Option Agreement, dated December 2, 2009, by and between ARCA biopharma, Inc. and the University of Cincinnati.(16)

10.26	Agreement Term Extension Letter dated December 8, 2010, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(19)

10.27	Agreement Term Extension Letter dated December 21, 2010, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(20)

10.28	Agreement Term Extension Letter dated January 21, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(21)

10.29†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.30†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.31†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.32†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

Exhibit Number	Description

10.33†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.34†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.35†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.36†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.(7)

10.37†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.(7)

10.38†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.(7)

10.39†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.(8)

10.40†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.(8)

10.41†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.(8)

10.42†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.(8)

10.43†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.(8)

10.44†	Form of Indemnification Agreement between Nuvelo, Inc. and its directors and officers.(1)

10.45†	Nuvelo, Inc. Amended Executive Change in Control and Severance Benefit Plan.(4)

10.46†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.(8)

10.47	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.48†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.(8)

10.49	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.50†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan(11)

10.51†	ARCA biopharma, Inc. Employee Severance Benefit Plan(18)

10.52†	ARCA biopharma, Inc. 2009 Reduction in Force Severance Benefit Plan(18)

10.53†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)(18)

10.54†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)(18)

10.55†	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.(16)

10.56	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.(8)

Exhibit Number	Description

10.57	Agreement Term Extension Letter dated March 31, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(22)

10.58	Form of Subscription Agreement.(23)

10.59§	License Agreement, dated April 15, 2011, by and between ARCA biopharma and the University of Cincinnati.(24)

10.60	First Amendment to Lease Agreement, dated June 14, 2011, by and between Arista Place, LLC and ARCA biopharma Inc., (f/k/a ARCA Discovery, Inc.).(25)

10.61§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.(26)

10.62	Form of Subscription Agreement.(27)

10.63	Form of Registration Rights Agreement.(27)

14.1	Code of Business Conduct and Ethics(9)

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 30, 2009.(15)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document (furnished electronically herewith)

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, filed on June 12, 1997, as amended, File No. 333-29091.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 8, 2006, File No. 000-22873.

(3)	Previously filed with the SEC as an Appendix to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 7, 2007, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 25, 2008, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on October 29, 2008, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 24, 2009, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on August 21, 2009, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 15, 2009, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on November 6, 2009, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 10, 2009, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on March 30, 2009, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 4, 2010, File No. 000-22873.
(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 10, 2010, File No. 000-22873.
(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 10, 2009, File No. 000-22873.
(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 14, 2010, File No. 000-22873.
(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 22, 2010, File No. 000-22873.
(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 26, 2011, File No. 000-22873.
(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 5, 2011, File No. 000-22873.
(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on April 18, 2011, File No. 000-22873.
(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 16, 2011, File No. 000-22873.
(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on June 20, 2011, File No. 000-22873.
(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 15, 2011, File No. 000-22873.
(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on December 22, 2011, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/s/ PATRICK M. WHEELER
Patrick M. Wheeler Principal Accounting Officer

Date: March 27, 2012

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

Signature	Title	Date

/s/ MICHAEL R. BRISTOW Michael R. Bristow	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2012

/s/ PATRICK M. WHEELER Patrick M. Wheeler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2012

/s/ RICHARD B. BREWER Richard B. Brewer	Director	March 27, 2012

/s/ JEAN-FRANCOIS FORMELA Jean-Francois Formela	Director	March 27, 2012

/s/ LINDA GRAIS Linda Grais	Director	March 27, 2012

/s/ BURTON E. SOBEL Burton E. Sobel	Director	March 27, 2012

/s/ JOHN L. ZABRISKIE John L. Zabriskie	Director	March 27, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(6)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(8)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(9)

4.1	Form of Common Stock Certificate.(7)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock. (included as part of Exhibit 3.1)

4.3	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

4.4	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.5	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

4.6	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(8)

4.7	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.8	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(8)

4.9	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.10	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(8)

4.11	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.12	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(8)

4.13	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.14	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(8)

4.15	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.16	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(8)

4.17	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

Exhibit Number	Description

4.18	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(8)

4.19	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.(16)

4.20	Form of Common Stock Purchase Warrant.(23)

4.21	Form of Warrant to Purchase Common Stock.(27)

10.1§	Amended and Restated Collaboration and License Agreement, dated July 31, 2006, by and between Nuvelo, Inc. and Archemix Corp.(2)

10.2§	Second Amended and Restated Collaboration and License Agreement, dated April 20, 2010, by and between ARCA biopharma, Inc. and Archemix Corp.(17)

10.3	Lease, dated February 8, 2008, by and between ARCA Discovery, Inc. and Arista Place, LLC.(8)

10.4	Loan and Security Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(8)

10.5	First Amendment to Loan and Security Agreement, dated January 21, 2009, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(8)

10.6	Second Amendment to Loan and Security Agreement, dated March 23, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank.(8)

10.7	Third Amendment to Loan and Security Agreement, dated April 6, 2009, by and between ARCA biopharma Colorado, Inc. and Silicon Valley Bank(14)

10.8	Fourth Amendment to Assumption of Loan and Security Agreement, dated April 10, 2009, by and between ARCA biopharma, Inc., ARCA biopharma Colorado, Inc. and Silicon Valley Bank(14)

10.9§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.(12)

10.10§	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.(13)

10.11§	Exclusive License Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.12§	First Amendment to Exclusive License Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.13§	Second Amendment to Exclusive License Agreement, dated July 20, 2006, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.14	Third Amendment to Exclusive License Agreement, dated July 19, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.15§	Fourth Amendment to Exclusive License Agreement, dated August 22, 2007, by and between ARCA Discovery, Inc. and the University of Colorado’s License Equity Holdings, Inc.(12)

10.16§	Diagnostic, Collaboration and Option Agreement, dated June 23, 2006, by and between ARCA Discovery, Inc. and CardioDX, Inc.(12)

10.17§	Amendment to Diagnostic, Collaboration and Option Agreement, dated October 1, 2007, by and between ARCA Discovery, Inc. and CardioDX, Inc.(12)

Exhibit Number	Description

10.18§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.(12)

10.19§	Development, Commercialization and Licensing Agreement, dated February 1, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(13)

10.20	Amendment No. 1 to Development, Commercialization and Licensing Agreement, dated May 14, 2007, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(12)

10.21§	Amendment No. 2 to Development, Commercialization and Licensing Agreement, dated June 10, 2008, by and between ARCA Discovery, Inc. and Laboratory Corporation of America Holdings, Inc.(12)

10.22	Materials Transfer Agreement, dated October 14, 2005, by and between ARCA Discovery, Inc. and the University of Colorado.(12)

10.23	Lease Surrender and Termination Agreement, dated August 5, 2009, by and between ARCA biopharma, Inc. and The Irvine Company LLC.(9)

10.24	Lease Termination and Warrant Purchase Agreement, dated September 18, 2009, by and between ARCA biopharma, Inc., BMR-201 Industrial Road LLC and BioMed Realty, L.P.(10)

10.25§	Exclusive Option Agreement, dated December 2, 2009, by and between ARCA biopharma, Inc. and the University of Cincinnati.(16)

10.26	Agreement Term Extension Letter dated December 8, 2010, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(19)

10.27	Agreement Term Extension Letter dated December 21, 2010, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(20)

10.28	Agreement Term Extension Letter dated January 21, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(21)

10.29†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.30†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.31†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.32†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.33†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.34†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.35†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(7)

10.36†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.(7)

10.37†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.(7)

10.38†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.(7)

10.39†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.(8)

10.40†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.(8)

Exhibit Number	Description

10.41†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.(8)

10.42†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.(8)

10.43†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.(8)

10.44†	Form of Indemnification Agreement between Nuvelo, Inc. and its directors and officers.(1)

10.45†	Nuvelo, Inc. Amended Executive Change in Control and Severance Benefit Plan.(4)

10.46†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.(8)

10.47	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.48†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.(8)

10.49	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(8)

10.50†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan(11)

10.51†	ARCA biopharma, Inc. Employee Severance Benefit Plan(18)

10.52†	ARCA biopharma, Inc. 2009 Reduction in Force Severance Benefit Plan(18)

10.53†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)(18)

10.54†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)(18)

10.55†	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.(16)

10.56	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.(8)

10.57	Agreement Term Extension Letter dated March 31, 2011, of the Exclusive Option Agreement by and between ARCA biopharma, Inc. and the University of Cincinnati.(22)

10.58	Form of Subscription Agreement.(23)

10.59§	License Agreement, dated April 15, 2011, by and between ARCA biopharma and the University of Cincinnati.(24)

10.60	First Amendment to Lease Agreement, dated June 14, 2011, by and between Arista Place, LLC and ARCA biopharma Inc., (f/k/a ARCA Discovery, Inc.).(25)

10.61§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.(26)

10.62	Form of Subscription Agreement.(27)

10.63	Form of Registration Rights Agreement.(27)

14.1	Code of Business Conduct and Ethics(9)

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 30, 2009.(15)

Exhibit Number	Description

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS‡	XBRL Instance Document (furnished electronically herewith)

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, filed on June 12, 1997, as amended, File No. 333-29091.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 8, 2006, File No. 000-22873.
(3)	Previously filed with the SEC as an Appendix to and incorporated herein by reference from Nuvelo, Inc.’s Proxy Statement on Schedule 14A, filed on April 18, 2007, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 10-Q, filed on November 7, 2007, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 25, 2008, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on October 29, 2008, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.

(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 24, 2009, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on August 21, 2009, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 15, 2009, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on November 6, 2009, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 10, 2009, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on March 30, 2009, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 4, 2010, File No. 000-22873.
(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 10, 2010, File No. 000-22873.
(18)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 10, 2009, File No. 000-22873.
(19)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 14, 2010, File No. 000-22873.
(20)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 22, 2010, File No. 000-22873.
(21)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 26, 2011, File No. 000-22873.
(22)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 5, 2011, File No. 000-22873.
(23)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on April 18, 2011, File No. 000-22873.
(24)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 16, 2011, File No. 000-22873.
(25)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on June 20, 2011, File No. 000-22873.
(26)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 15, 2011, File No. 000-22873.
(27)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on December 22, 2011, File No. 000-22873.