Form 10-Q
period 2012-03-31
ARCA biopharma, Inc.
filed 2012-05-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 11, 2012: 12,182,999

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,227	$5,943
Other current assets	475	269

Total current assets	4,702	6,212

Property and equipment, net	52	66
Other assets	204	224

Total assets	$4,958	$6,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$260
Accrued compensation and employee benefits	78	111
Accrued expenses and other liabilities	357	350
Deferred rent, current portion	33	33

Total current liabilities	594	754

Deferred rent, net of current portion	8	16

Total liabilities	602	770

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2012 and December 31, 2011; 12,182,999 shares issued and outstanding at March 31, 2012 and December 31, 2011	12	12
Additional paid-in capital	69,425	69,394
Deficit accumulated during the development stage	(65,081)	(63,674)

Total stockholders’ equity	4,356	5,732

Total liabilities and stockholders’ equity	$4,958	$6,502

See accompanying notes to consolidated financial statements.

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from December 17, 2001 (date of inception) to March 31, 2012
	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$422	$690	$42,007
Selling, general and administrative	984	1,512	40,340
Merger transaction costs	—	—	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000

Total costs and expenses	1,406	2,202	96,230

Loss from operations	(1,406)	(2,202)	(96,230)

Gain on assignment of patent rights	—	—	2,000
Gain on bargain purchase	—	—	25,282
Interest and other income	—	1	2,026
Interest and other expense	(1)	(5)	(440)

Loss before income taxes	(1,407)	(2,206)	(67,362)
Benefit from income taxes	—	—	2,281

Net loss	$(1,407)	$(2,206)	$(65,081)

Less: Accretion of redeemable convertible preferred stock	—	—	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	(781)

Net loss attributable to common stockholders	$(1,407)	$(2,206)	$(66,107)

Changes in other comprehensive income (loss)	—	—	—

Comprehensive loss attributable to common stockholders	$(1,407)	$(2,206)	$(66,107)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.12)	$(0.25)
Weighted average shares outstanding:
Basic and diluted	12,166,301	8,817,837

See accompanying notes to consolidated financial statements

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

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share and per share amounts)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	—	—	—	8,834,535	9	65,072	(58,310)	6,771
Issuance of common stock for cash, net of offering costs	—	—	—	—	3,347,338	3	4,014	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	1,126	—	—	—	—
Share-based compensation	—	—	—	—	—		308	—	308
Net loss	—	—	—	—	—	—	—	(5,364)	(5,364)

Balance, December 31, 2011	—	—	—	—	12,182,999	12	69,394	(63,674)	5,732
Registration statement costs for subsequent resale registration of shares issued in December 2011 equity offering.	—	—	—	—	—	—	(60)	—	(60)
Share-based compensation	—	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	—	(1,407)	(1,407)

Balance, March 31, 2012	—	$—	—	$—	12,182,999	$12	$69,425	$(65,081)	$4,356

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from December 17, 2001 (date of inception) to March 31, 2012
	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows used in operating activities:
Net loss	$(1,407)	$(2,206)	$(65,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	—	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	14	81	1,751
Non-cash interest expense	—	—	211
Share-based compensation	91	78	2,373
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	5	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(72)	(89)	2,470
Other assets	20	20	7,266
Accounts payable	(134)	323	(2,064)
Accrued expenses and other liabilities	(160)	(123)	(19,144)
Deferred rent	(8)	(29)	41

Net cash used in operating activities	(1,656)	(1,940)	(94,999)

Cash flows provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	—	(1)	(1,879)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	1	358
Proceeds from patent rights assignment	—	—	2,000

Net cash provided by investing activities	—	—	45,054

Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	—	—	12,581
Payment of registration statement costs for subsequent resale registration of shares issued in equity offering	(60)	—	(1,107)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	—	—	(146)

Net cash provided by (used in) financing activities	(60)	—	54,172

Net (decrease) increase in cash and cash equivalents	(1,716)	(1,940)	4,227
Cash and cash equivalents, beginning of period	5,943	7,025	—

Cash and cash equivalents, end of period	$4,227	$5,085	$4,227

Supplemental cash flow information:
Interest paid	$—	$—	$112

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

Vendor finance agreement	$134	$146	$281

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

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $96.2 million and had negative cash flows from operations of $95.0 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity securities, or government funding to support the continued development of Gencaro, including the additional clinical trial. In 2011, the Company raised $4.0 million, net of offering costs, through the sales of our common stock and may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations. The Company currently believes its cash and cash equivalents balance as of March 31, 2012, will be sufficient to fund its operations through September 30, 2012. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond September 30, 2012. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results expected for the full year ending December 31, 2012. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at March 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. The adoption of this new guidance did not impact our financial position, results of operations or cash flows.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three months Ended March 31,
(In thousands, except shares and per share data)	2012	2011
Net loss	$(1,407)	$(2,206)

Net loss available to common shareholders	$(1,407)	$(2,206)

Weighted average shares of common stock outstanding	12,182,999	8,834,535
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)

Total weighted-average shares used in computing net loss per share attributed to common stockholders	12,166,301	8,817,837

Basic and diluted loss per share	$(0.12)	$(0.25)

Potentially dilutive securities representing 3.6 million and 1.3 million weighted average shares of common stock were excluded for the three months ended March 31, 2012 and 2011, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of March 31, 2012, the Company had $4.2 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three month period ended March 31, 2012.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2012	December 31, 2011
Computer equipment	3 years	$104	$104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	93	93
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	18	18

		533	533
Less accumulated depreciation and amortization		(481)	(467)

		$52	$66

As more fully described in Note 6, Commitments and Contingencies, Operating Leases, the Company amended its office lease during the second quarter of 2011. The lease amendment resulted in a change in the estimated useful lives for leasehold improvements and certain furniture and fixtures in use at the time of the amendment, effectively shortening the estimated lives significantly. The affected assets were amortized over approximately four months, the period of time from the date of the amendment to the date of the Company’s office move, and then disposed of in conjunction with the office move.

For the three months ended March 31, 2012 and March 31, 2011, and for the period from Inception through March 31, 2012, depreciation and amortization expense was $14,000, $81,000, and $1.8 million respectively.

During the second quarter of 2011, the Company entered into an agreement in which it assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights, the Company received a $2.0 million cash payment during that quarter.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies:

Employment Agreements

The Company maintains employment agreements with several key executive employees. The agreements may be terminated at any time by the Company with or without cause upon written notice to the employee, and, in some cases, entitle the employee to wages in lieu of notice for periods not exceeding one calendar year from date of termination without cause or by the employee for good reason. Certain of these agreements also provide for payments to be made under certain conditions related to a change in control of the Company.

Operating Leases

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado. The Company relocated to the new facility upon its completion in July 2008. The lease has a term of 5 years with rights to extend the term for two additional three year periods. On June 14, 2011, the Company entered into a first amendment (the “Amendment”) to the lease agreement. Under the terms of the Amendment, the Company and its landlord mutually agreed for the Company to relocate from its office suite of approximately 15,000 square feet, to another suite within the same building, comprising approximately 4,500 square feet. The office location serves as the Company’s primary business office. The Amendment also modified the annual per square foot rate of rent and allows the Company to terminate with three months’ notice. As part of the agreement, the Company made a one-time payment to the landlord of $200,000, which the landlord agreed to use for the landlord’s improvements in the new leased premises. The original five year term of the Lease remains unchanged. Per the lease agreement, base rent is subject to annual increases of approximately three percent per year. The rent expense for the lease is being recognized on a straight-line basis over the lease term.

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment was recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of March 31, 2012 was $41,000.

Rent expense under this lease for the three months ended March 31, 2012 and 2011 was $12,000, and $31,000 respectively, and was $479,000 from Inception through March 31, 2012.

Below is a summary of the future minimum lease payments committed for the Company’s facility in Broomfield, Colorado as of March 31, 2012 (in thousands):

2012	$61
2013	40

Total future minimum rental payments	$101

University of Cincinnati

In April 2011, the Company entered into a license agreement with the University of Cincinnati to license exclusive worldwide rights to a portfolio of U.S. and international patents, which includes certain U.S. and international diagnostic patents covering genetic markers for ARCA’s lead drug candidate, Gencaro. These patents provide the basis for exclusive worldwide development, use and commercialization of the genetic test which may indicate a patient’s likely response to Gencaro as a treatment for chronic AF, HF, and other indications. Under the terms of the agreement, ARCA agreed to pay the University of Cincinnati annual license fees and is obligated to future milestone payments for each United States patent issued subsequent to the date of the agreement. The agreement also requires royalty payments on net sales from genetic testing performed expressly for the purpose of prescribing bucindolol.

Laboratory Corporation of America

In February 2007, the Company entered into a commercialization and licensing agreement with Laboratory Corporation of America, or LabCorp, to develop, make, market and sell diagnostic tests in connection with the medical prescription of the Company’s lead compound, Gencaro. Under the agreement the Company granted to LabCorp an exclusive license to its diagnostic rights associated with Gencaro. The license agreement has a term of 10 years. LabCorp has the right to cancel the agreement and give the rights to the diagnostic back to the Company. In addition, the Company granted to LabCorp 16,698 shares of common stock. The shares are subject to a restricted stock agreement in which vesting of the shares is contingent upon the attainment of certain regulatory approval and drug product sales milestones.

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

(7) Share-based Compensation

For the three month periods ended March 31, 2012 and 2011 and for the period from Inception through March 31, 2012, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to March 31,
	2012	2011	2012
Research and Development	$26	$30	$522
Selling, General and Administrative	65	48	1,464
Restructuring Expense	—	—	387

Total	$91	$78	$2,373

The fair values of employee stock options granted in the three month periods ended March 31, 2012 and 2011 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Expected term	5.3 years	*
Expected volatility	108%	*
Risk-free interest rate	0.15%	*
Expected dividend yield	0%	*

*	No options were granted during the three months ended March 31, 2011.

Stock option transactions for the three month period ended March 31, 2012 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	864,238	$3.20	6.82	$23,894
Changes during the period:
Granted	35,000	1.00
Exercised	—	—
Forfeited, cancelled or expired	(14,077)	3.23

Options outstanding at March 31, 2012	885,161	$3.11	6.82	$4,944

Options exercisable at March 31, 2012	657,619	$3.26	6.29	$4,944
Options vested and expected to vest	871,343	$3.12	6.80	$4,944

(8) Income Taxes

In accordance with United States Generally Accepted Accounting Principles, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets. The Company believes its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and, therefore, has no reserve for uncertain tax positions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements about the timing and outcome of regulatory reviews and approvals, anticipated expenditures relating to seeking regulatory approval and the potential commercialization of Gencaro, expectations with respect to the commercialization of Gencaro, if approved, ARCA’s plans with respect to obtaining additional capital or consummating a strategic transaction, the prospects for further development other non-Gencaro product candidates and ARCA’s ability to continue to operate as a going concern and its future capital requirements. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on form 10-K for the year ended December 31, 2011. Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

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

To support the continued development of Gencaro, including the planned AF clinical trial and our ongoing operations, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. We may seek additional funding that could allow us to operate while we continue to pursue strategic combination, partnering, additional financing and licensing opportunities. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of March 31, 2012, will be sufficient to fund our operations, at our current cost structure, through September 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of research & development, regulatory and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro. Research and Development expense for the three months ended March 31, 2012 was $422,000 compared to $690,000 for the corresponding period in 2011, a decrease of approximately $268,000. The decrease was primarily due to reduced personnel costs of approximately $154,000 from staff reductions completed near the end of the first quarter of 2011. The decrease in R&D expense also reflected decreased regulatory and manufacturing process development costs of approximately $72,000 due to reduced activities in our development programs during the first quarter of 2012.

Our R&D expenses are contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, R&D expense in 2012 could be substantially higher than 2011 as we initiate our planned AF clinical trial Until substantial additional funding is obtained, R&D expenses in 2012 are expected to be comparable to 2011 levels or may decrease further.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expense was $984,000 for the three months ended March 31, 2012, as compared to $1.5 million for the same period in 2011, a decrease of approximately $527,000. The decrease was comprised primarily of reduced legal, accounting, personnel, depreciation and occupancy expenses. Approximately $234,000 of the decrease was reduced legal and accounting costs largely due to our decreased activities in the first quarter of 2012. Our depreciation and occupancy expenses decreased approximately $106,000 as a result of the relocation of our corporate office completed in the fourth quarter of 2011. Approximately $101,000 of the expense decrease was attributable to personnel costs associated with staff reductions completed near the end of the first quarter of 2011.

SG&A expenses for 2012 are expected to be comparable to 2011 levels, or modestly lower, but are contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, SG&A expense in 2012 could be substantially higher than 2011 as we increase activities to support initiating our planned AF clinical trial.

Gain on Assignment of Patent Rights

The gain was exclusive to 2011. During the second quarter of 2011, we entered into an agreement in which we assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights we received a $2.0 million non-recourse payment.

Interest and Other Income

Interest and other income was less than $1,000 for the three months ended March 31, 2012 and was approximately $1,000 for the three months ended March 31, 2011. The amounts and related change between years are nominal to our overall operations. We expect interest income to continue to be nominal in 2012.

Interest and Other Expense

Interest and other expense was $1,000 and $5,000 for the three months ended March 31, 2012 and March 31, 2011, respectively . The amounts and related change between years are nominal to our overall operations. Based on our current capital structure, interest expense for 2012 is expected to be comparable to 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$4,227	$5,943

As of March 31, 2012, we had total cash and cash equivalents of approximately $4.2 million, as compared to $5.9 million as of December 31, 2011. The net decrease of $1.7 million in the three month period reflects cash used to fund operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by:
Operating activities	$(1,656)	$(1,940)
Investing activities	—	—
Financing activities	(60)	—

Net decrease in cash and cash equivalents	$(1,716)	$(1,940)

Net cash used in operating activities for the three months ended March 31, 2012 decreased approximately $284,000 compared with the 2011 period primarily due to decreased R&D and SG&A expenses discussed above.

Net cash used in financing activities was $60,000 for the three months ended March 31, 2012 and are costs incurred for preparing and filing the registration statement required as part of our equity financing completed in December 2011.

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

During 2011, we completed two equity financing transactions. In April 2011 we sold 1,680,672 shares of ARCA’s common stock and warrants to purchase up to 1,176,471 shares of ARCA’s common stock in a registered direct public offering. Our net proceeds after deducting placement agent fees and other offering expenses were approximately $2.5 million. In December 2011 we sold 1,666,666 shares of our common stock and warrants to purchase up to an additional 1,250,000 shares of our common stock to various institutional investors in a private placement transaction. Our net proceeds, after deducting placement agent fees and other offering expenses were approximately $1.4 million. In aggregate, these two financing transactions provided net proceeds of approximately $3.9 million and allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities. We may seek more interim funding in 2012 to allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities.

We believe our cash and cash equivalents balance as of March 31, 2012 will be sufficient to fund our operations, at our current cost structure, through September 30, 2012. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 30, 2012. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to the Consolidated Financial Statements” included within our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. The adoption of this new guidance did not impact our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

Item 1A.	Risk Factors (from 10K)

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

Those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 27, 2012 have been marked with an (*).

Risks Related to Our Business and Financial Condition

*Our management and our independent registered public accountants, in their report on our financial statements as of and for the year ended December 31, 2011, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2011 and for the three months ended March 31, 2012, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

We currently believe our cash and cash equivalents balance as of March 31, 2012, will be sufficient to fund our operations, at our current cost structure through September 30, 2012. As a result of the significant additional required development of Gencaro, including the additional clinical trials, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operation and may not be able to execute any strategic transaction. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 30, 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. On April 12, 2012 we received notification from NASDAQ of potential delisting of our shares from the NASDAQ Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days. NASDAQ rules provide us a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we do not regain compliance within the 180 calendar day grace period, we it will be afforded an additional 180 calendar day compliance period, provided that on the 180th day of the first grace period we (i) meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) notify NASDAQ of our intent to cure this deficiency. If we do not indicate our intent to cure the deficiency or if it does not appear to NASDAQ that it would be possible for us to cure the deficiency, we would not be eligible for the second 180 day compliance period, and our securities would then be subject to delisting from the Nasdaq Capital Market. If we are unable to regain compliance during the first 180 calendar day grace period or, if applicable, the second 180 day compliance period, and we receive a delisting determination from NASDAQ we may, at that time, request a hearing to remain on the Nasdaq Capital Market, which request will ordinarily suspend such delisting determination until a decision by NASDAQ subsequent to the hearing.

There can be no assurance that we will be successful in maintaining the listing of our Common Stock on The Nasdaq Capital Market. This could impair the liquidity and market price of the Common Stock. In addition, the delisting of the Common Stock from a national exchange could materially adversely affect the our access to capital markets, and any limitation on market liquidity or reduction in the price of the Common Stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

As of May 11, 2012, the closing bid price of our common stock was $0.52 and the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $5.5 million and the total market value of our listed securities was approximately $6.3 million. As of March 31, 2012, we had stockholders’ equity of $4.4 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2012, we had 12,182,999 shares of common stock outstanding, 20% of which is 2,436,599 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in April 2011, we entered into separate subscription agreements with certain institutional investors in connection with a registered direct public offering, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, within the three year period following the closing of the offering, while the warrants are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. In addition, we agreed that, subject to certain exceptions, if we issue securities within one year following the closing of the offering, each investor would have the right to purchase its pro rata share of a specified proportion of the securities in the future offering on the same terms, conditions and price provided for in the proposed issuance of securities. In connection with this transaction we were also restricted from issuing or selling shares of our common stock or securities convertible into our common stock for 90 days following the transaction.

Similarly, in December 2011, we entered into separate subscription agreements with various institutional investors in connection with a private placement of our common stock and warrants. We granted to these investors certain registration rights with respect to the shares of common stock (including common stock issuable upon exercise of the warrants). In connection with this transaction, we agreed that, subject to certain exceptions, we would not, within the three year period following the closing of the offering, enter into any variable rate transaction. In connection with this transaction we were also restricted from issuing or selling shares of our common stock or securities convertible into our common stock for 45 days following the transaction.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2012, 12,182,999 shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2012 approximately 2.8 million shares of our common stock were issuable upon the exercise of outstanding warrants, of which 1.5 million were exercisable as of that date and 1.25 million were issued pursuant to our private placement equity transaction completed in December 2011 and will become exercisable on June 22, 2012. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2012 there were approximately 885,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

•	on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

The provisions of our governing documents and current Delaware law may, collectively:

•	lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

•	discourage bids for our common stock at a premium over market price; and

•	generally deter efforts to obtain control of us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1*	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.

10.2*	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Patrick Wheeler.

10.3*	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer

Dated: May 14, 2012

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1*	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.

10.2*

Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Patrick Wheeler.

Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff

10.3*	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (furnished electronically herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.