Form 10-Q
period 2012-06-30
ARCA biopharma, Inc.
filed 2012-08-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 10, 2012: 14,619,598

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,182	$5,943
Other current assets	408	269

Total current assets	3,590	6,212

Property and equipment, net	43	66
Other assets	183	224

Total assets	$3,816	$6,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227	$260
Accrued compensation and employee benefits	128	111
Accrued expenses and other liabilities	141	350
Deferred rent, current portion	33	33

Total current liabilities	529	754

Deferred rent, net of current portion	—	16

Total liabilities	529	770

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized; 12,182,999 shares issued and outstanding at June 30, 2012 and December 31, 2011	12	12
Additional paid-in capital	69,502	69,394
Deficit accumulated during the development stage	(66,227)	(63,674)

Total stockholders’ equity	3,287	5,732

Total liabilities and stockholders’ equity	$3,816	$6,502

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2012

	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$322	$497	$744	$1,187	$42,329
Selling, general and administrative	823	1,207	1,807	2,719	41,163
Merger transaction costs	—	—	—	—	5,470
Restructuring expense, net	—	—	—	—	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000

Total costs and expenses	1,145	1,704	2,551	3,906	97,375

Loss from operations	(1,145)	(1,704)	(2,551)	(3,906)	(97,375)

Gain on bargain purchase	—	—	—	—	25,282
Gain on assignment of patent rights	—	2,000	—	2,000	2,000
Interest and other income	1	—	1	1	2,027
Interest and other expense	(2)	(2)	(3)	(7)	(442)

Income (loss) before income taxes	(1,146)	294	(2,553)	(1,912)	(68,508)
Benefit from income taxes	—	—	—	—	2,281

Net income (loss)	$(1,146)	$294	$(2,553)	$(1,912)	$(66,227)

Less: Accretion of redeemable convertible preferred stock	—	—	—	—	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	—	—	(781)

Net income (loss) available to common stockholders	$(1,146)	$294	$(2,553)	$(1,912)	$(67,253)

Net loss available to common stockholders per share:
Basic	$(0.09)	$0.03	$(0.21)	$(0.20)
Diluted	$(0.09)	$0.03	$(0.21)	$(0.20)
Weighted average shares outstanding:
Basic	12,166,301	10,129,328	12,166,301	9,477,206
Diluted	12,166,301	10,250,178	12,166,301	9,477,206

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

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(in thousands, except share and per share amounts)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	737,494	1	1,631	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)

Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	—	—	—	8,834,535	9	65,072	(58,310)	6,771

Issuance of common stock for cash, net of offering costs	—	—	—	—	3,347,338	3	4,014	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	1,126	—	—	—	—
Share-based compensation	—	—	—	—	—		308	—	308
Net loss	—	—	—	—	—	—	—	(5,364)	(5,364)

Balance, December 31, 2011	—	—	—	—	12,182,999	12	69,394	(63,674)	5,732
Registration statement costs for subsequent resale registration of shares issued in December 2011 equity offering.	—	—	—	—	—	—	(61)	—	(61)
Share-based compensation	—	—	—	—	—	—	169	—	169
Net loss	—	—	—	—	—	—	—	(2,553)	(2,553)

Balance, June 30, 2012	—	$—	—	$—	12,182,999	$12	$69,502	$(66,227)	$3,287

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2012
	2012	2011
	(in thousands)
Cash flows used in operating activities:
Net loss	$(2,553)	$(1,912)	$(66,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	—	(25,282)
Gain on patent rights assignment	—	(2,000)	(2,000)
Depreciation and amortization	24	195	1,761
Non-cash interest expense	—	—	211
Share-based compensation	168	153	2,450
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	5	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(5)	(81)	2,537
Other assets	40	40	7,286
Accounts payable	(34)	129	(1,964)
Accrued expenses and other liabilities	(257)	(325)	(19,241)
Deferred rent	(16)	(251)	33

Net cash used in operating activities	(2,633)	(4,047)	(95,976)

Cash flows (used in) provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(1)	(1)	(1,880)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	1	358
Proceeds from assignment of patent rights	—	2,000	2,000

Net cash (used in) provided by investing activities	(1)	2,000	45,053

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	—	3,000	12,581
Payment of offering costs	(61)	(467)	(1,108)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(66)	(48)	(212)

Net cash (used in) provided by financing activities	(127)	2,485	54,105

Net (decrease) increase in cash and cash equivalents	(2,761)	438	3,182
Cash and cash equivalents, beginning of period	5,943	7,025	—

Cash and cash equivalents, end of period	$3,182	$7,463	$3,182

Supplemental cash flow information:
Interest paid	$2	$2	$114

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

Vendor finance agreement	$68	$147	$68

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

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $97.4 million and had negative cash flows from operations of $96.0 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity securities, or government funding to support the continued development of Gencaro, including the additional clinical trial. As more fully described in Note 9, Subsequent Events, in August 2012, the Company raised approximately $750,000, net of offering costs, through a registered direct public offering of the Company’s common stock and warrants to purchase its common stock. The Company may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations. The Company currently believes its cash and cash equivalents balance as of June 30, 2012, plus the funds raised through its recent public offering, will be sufficient to fund its operations through December 31, 2012. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond December 31, 2012. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results expected for the full year ending December 31, 2012. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at June 30, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. The adoption of this new guidance will not impact our financial position, results of operations or cash flows.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

(In thousands, except shares and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(1,146)	$294	$(2,553)	$(1,912)

Net( loss) income available to common shareholders	$(1,146)	$294	$(2,553)	$(1,912)

Weighted average shares of common stock outstanding	12,182,999	10,146,026	12,182,999	9,493,904
Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)	(16,698)	(16,698)

Total weighted-average shares used in computing net income (loss) per share attributed to common stockholders	12,166,301	10,129,328	12,166,301	9,477,206

Basic (loss) earnings per share	$(0.09)	$0.03	$(0.21)	$(0.20)

DILUTED
Net income (loss)	$(1,146)	$294	$(2,553)	$(1,912)

Net (loss) income available to common shareholders	$(1,146)	$294	$(2,553)	$(1,912)

Weighted average shares outstanding	12,166,301	10,129,328	12,166,301	9,477,206
Dilutive impact of stock plans	—	120,850	—	—

Dilutive shares outstanding	12,166,301	10,250,178	12,166,301	9,477,206

Diluted earnings (loss) per share	$(0.09)	$0.03	$(0.21)	$(0.20)

Potentially dilutive securities representing 3.6 million and 1.9 million weighted average shares of common stock were excluded for the three months ended June 30, 2012 and 2011, respectively, and potentially dilutive securities representing 3.6 million and 1.7 million weighted average shares of common stock were excluded for the six months ending June 30, 2012 and 2011, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of June 30, 2012, the Company had $3.2 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three or six month period ended June 30, 2012.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2012	December 31, 2011
Computer equipment	3 years	104	$104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	93	93
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	19	18

		534	533
Less accumulated depreciation and amortization		(491)	(467)

		$43	$66

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

For the six months ended June 30, 2012 and June 30, 2011, and for the period from Inception through June 30, 2012, depreciation and amortization expense was $24,000, $195,000, and $1.8 million respectively.

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

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment was recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of June 30, 2012 was $33,000.

Rent expense under this lease for the six months ended June 30, 2012 and 2011 was $24,000, and $70,000 respectively, and was $491,000 from Inception through June 30, 2012.

Below is a summary of the future minimum lease payments committed for the Company’s facility in Broomfield, Colorado as of June 30, 2012 (in thousands):

2012	$40
2013	40

Total future minimum rental payments	$80

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

(7) Share-based Compensation

For the three and six month periods ended June 30, 2012 and 2011 and for the period from Inception through June 30, 2012, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2012
	2012	2011	2012	2011
Research and Development	$25	$30	$51	$60	$547
Selling, General and Administrative	53	45	118	93	1,517
Restructuring	—	—	—	—	387

Total	$78	$75	$169	$153	$2,451

The fair values of employee stock options granted in the three and six month periods ended June 30, 2012 and 2011 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term	*	5.8 years	5.3 years	5.8 years
Expected volatility	*	110%	108%	110%
Risk-free interest rate	*	2.20%	0.15%	2.20%
Expected dividend yield	*	0%	0%	0%
Weighted-average grant date fair value per share	*	$1.83	$0.78	$1.83

*No options were granted during the three months ended June 30, 2012.

Stock option transactions for the six month period ended June 30, 2012 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	864,238	$3.20	6.82	$23,894
Changes during the period:
Granted	35,000	1.00
Exercised	—	—
Forfeited, cancelled or expired	(15,668)	4.91

Options outstanding at June 30, 2012	883,570	$3.08	6.54	$461

Options exercisable at June 30, 2012	692,698	$3.20	6.12	$461

Options vested and expected to vest	872,641	$3.09	6.53	$461

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

(9) Subsequent Event

Registered Direct Offering

On August 2, 2012 the Company entered into a placement agency agreement with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), pursuant to which the Placement Agent agreed to arrange for the sale of up to 2,436,599 shares of the Company’s common stock in a registered direct public offering (the “Offering”). The Company paid the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds received in the Offering and reimbursed the Placement Agent for certain expenses incurred in connection with the Offering, with a maximum expense reimbursement that, when aggregated with the 6.5% fee, does not exceed the lesser of (i) 8% of the gross proceeds received by ARCA in the Registered Direct Offering or (ii) $15,000.

On August 2, 2012, ARCA entered into separate subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”) in connection with the Offering, pursuant to which ARCA agreed to sell an aggregate of 2,436,599 shares of its common stock and warrants to purchase a total of 1,827,449 shares of its common stock to the Investors for aggregate gross proceeds of approximately $950,000, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company. The net proceeds to the Company were approximately $750,000 and the Offering closed on August 8, 2012.

The common stock and warrants were sold in combination, consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock. The purchase price per share (with its related warrant) was $0.391. Subject to certain ownership limitations, the warrants are exercisable on the date that is six months after the warrants were issued and will remain exercisable for six years thereafter at an exercise price of $0.46 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, including statements about the timing and outcome of regulatory reviews and approvals, anticipated expenditures relating to seeking regulatory approval and the potential commercialization of Gencaro, expectations with respect to the commercialization of Gencaro, if approved, ARCA’s plans with respect to obtaining additional capital or consummating a strategic transaction, the prospects for further development other non-Gencaro product candidates and ARCA’s ability to continue to operate as a going concern and its future capital requirements. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere including, in particular, those factors described under the “Risk Factors” set forth below, and in our other periodic reports filed from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on form 10-K for the year ended December 31, 2011. Actual results and performance could also differ materially from time to time from those projected in our filings with the SEC.

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

To support the continued development of Gencaro, including the planned AF clinical trial and our ongoing operations, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. In August of 2012 we raised approximately $750,000, net of offering costs, through a registered direct public offering of our common stock and warrants to purchase our common stock. We may seek additional funding that could allow us to operate while we continue to pursue strategic combination, partnering, additional financing and licensing opportunities. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. In July 2012, to preserve our capital resources, we placed five full time and two part-time employees within our research and development and general and administrative areas, respectively, on indefinite furlough. We currently believe our cash and cash equivalents balance as of June 30, 2012, when aggregated with the funds raised through our registered direct public offering that closed on August 8, 2012, will be sufficient to fund our operations, at our current cost structure, through December 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of research & development, regulatory and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro. Research and Development expense for the three months ended June 30, 2012 was $322,000 compared to $497,000 for the corresponding period of 2011, a decrease of approximately $175,000. R&D expense was $744,000 for the six months ended June 30, 2012 as compared to $1,187,000 for the corresponding period of 2011, a decrease of $443,000.

Research & development expense decreased $108,000 for the three months and $215,000 for the six months ended June 30, 2012 due to reduced personnel and consulting costs attributable to staff reductions completed in the first quarter of 2011 and reduced clinical development activities compared to the prior year periods.

Regulatory and manufacturing process costs decreased by $67,000 for the three months and $228,000 for the six months ended June 30, 2012 compared to the corresponding periods of 2011. The decreases in both the three and six month periods are due to reduced personnel costs from staff reductions completed in the first quarter of 2011 and lower utilization of outside support services attributable to our reductions in regulatory and manufacturing process activities compared to the prior year periods.

In July 2012 we placed five employees from our R&D departments on furlough for an indefinite period of time to conserve our capital resources as we work to secure substantial additional funding or complete a strategic transaction. Our R&D expenses are contingent upon our ability to complete such a transaction. Should we receive funds from one or a combination of these sources, R&D expense in 2012 could be substantially higher than 2011 as we initiate our planned AF clinical trial. Until substantial additional funding is obtained, R&D expenses for the remainder of 2012 are expected to be comparable or moderately less than the first six months of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expense was $823,000 for the three months ended June 30, 2012 as compared to $1.2 million for the corresponding period in 2011, a decrease of $384,000. For the six months ended June 30, 2012, SG&A expense was $1.8 million as compared to $2.7 million in the corresponding period in 2011, a decrease of $912,000. The decreases in the three month and six month periods are comprised of reduced personnel, consulting, legal and accounting expenses, as a result of our reduced operations.

SG&A expenses for the remainder of 2012 are expected to decrease from 2011 levels as we continue to monitor and control our costs but are contingent upon our ability to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher to support increased activities.

Gain on Assignment of Patent Rights

During the second quarter of 2011, we entered into an agreement in which we assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights we received a $2.0 million non-recourse payment. The gain was exclusive to 2011.

Interest and Other Income

Interest and other income was less than $1,000 in the three months ended June 30, 2012 and approximately $1,000 in the six months ended June 30, 2012 as compared to less than $1,000 and approximately $1,000, respectively, in the three months and six months ended June 30, 2011. The amounts and related change between years are nominal to our overall operations. We expect interest income to continue to be nominal in 2012 due to low investment yields and declining cash and cash equivalent investment balances.

Interest and Other Expense

Interest and other expense was $1,000 in the three months ended June 30, 2012 and $3,000 in the six months ended June 30, 2012 as compared to $2,000 and $7,000, respectively, in the three months and six months ended June 30, 2012. Based on our current capital structure, interest expense for 2012 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$3,182	$5,943

As of June 30, 2012, we had total cash and cash equivalents of approximately $3.2 million, as compared to $5.9 million as of December 31, 2011. The net decrease of $2.8 million in the six month period reflects cash used to fund operating activities.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30
	2012	2011
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,633)	$(4,047)
Investing activities	(1)	2,000
Financing activities	(127)	2,485

Net increase (decrease) in cash and cash equivalents	$(2,761)	$438

Net cash used in operating activities for the six months ended June 30, 2012 decreased approximately $1,414,000 compared with the 2011 period primarily due to decreased R&D and SG&A expenses discussed above.

Net cash used in investing activities for the six months ended June 30, 2012 was approximately $1,000 representing nominal investment in capitalized equipment compared to net cash provided by investing activities in the six months ended June 30, 2011 of $2 million which was proceeds from our assignment of certain patent rights to a large pharmaceutical company.

Net cash used in financing activities was $127,000 for the six months ended June 30, 2012 and are costs incurred for preparing and filing the registration statement required as part of our equity financing completed in December 2011 plus payments on a vendor finance arrangement. Net cash provided by financing activities of $2.5 million in the six months ended June 30, 2011 were the net proceeds from the sale of our common stock completed in April 2011.

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

In August 2012 we sold 2,436,599 shares of our common stock and warrant to purchase up to 1,827,449 of our common stock in a registered direct public offering. Our net proceeds after deducting placement agent fees and other offering expenses were approximately $750,000. During 2011, we completed two equity financing transactions. In April 2011 we sold 1,680,672 shares of ARCA’s common stock and warrants to purchase up to 1,176,471 shares of ARCA’s common stock in a registered direct public offering. Our net proceeds after deducting placement agent fees and other offering expenses were approximately $2.5 million. In December 2011 we sold 1,666,666 shares of our common stock and warrants to purchase up to an additional 1,250,000 shares of our common stock to various institutional investors in a private placement transaction. Our net proceeds, after deducting placement agent fees and other offering expenses were approximately $1.4 million. In aggregate, these two financing transactions provided net proceeds of approximately $3.9 million. These financings allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities, and we may seek more interim funding in 2012.

In July 2012, to preserve our capital resources, we placed five full time and two part time employees within our research and development and general and administrative areas, respectively, on indefinite furlough. We currently believe our cash and cash equivalents balance as of June 30, 2012, plus the funds raised through our recent registered direct public offering that closed on August 8, 2012, will be sufficient to fund our operations, at our current cost structure, through December 31, 2012. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2012. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. The adoption of this new guidance will not impact our financial position, results of operations or cash flows.

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

Those risks described below that reflect substantive changes from the risks described under Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 27, 2012 have been marked with an (*).

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

Our audited financial statements for the fiscal year ended December 31, 2011 and for the three and six months ended June 30, 2012, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

In August 2012, we raised approximately $750,000, net of offering costs, through a registered direct public offering of our common stock and warrants to purchase our common stock. We currently believe our cash and cash equivalents balance as of June 30, 2012, plus the funds raised through our August 2012 registered direct public offering, will be sufficient to fund our operations, at our current cost structure, through December 31, 2012. As a result of the significant additional required development of Gencaro, including the additional clinical trials, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operation and may not be able to execute any strategic transaction. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond December 31, 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of August 9, 2012, the closing bid price of our common stock was $0.31 the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $4.0 million and the total market value of our listed securities was approximately $4.5 million. As of June 30, 2012, we had stockholders’ equity of $3.3 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of August 10, 2012, we had 14,619,598 shares of common stock outstanding, 20% of which is 2,923,919 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

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

We will need to establish a collaborative arrangement with a third-party diagnostics services provider to obtain marketing clearance or approval of the companion Gencaro Test. There is no guarantee that the FDA will grant timely clearance or approval of the Gencaro Test, if at all, and failure to obtain such timely clearance or approval would adversely affect our ability to market Gencaro.

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

Our workforce furlough in July, 2012 and any future workforce and expense reductions may have an adverse impact on our internal programs and may divert management attention.

In July, 2012, we placed five full time equivalent and two part time employees on furlough (out of a total of eleven full-time equivalent and two part-time employees we employed prior to the furlough) in order to preserve our capital resources and to manage our operating expenses. This reduction in force may limit our ability to complete all of our corporate objectives. We may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

Our executive officers, directors and their affiliates beneficially owned approximately 14% of our outstanding common stock as of December 31, 2011. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2012, 12,182,999 shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2012 approximately 2.8 million shares of our common stock were issuable upon the exercise of outstanding warrants, all of which were exercisable as of that date. In addition, in our registered direct offering that closed on August 8, 2012 we issued warrants to purchase 1,827,449 of our common stock which will be exercisable six months following the closing of the offering. Accordingly, as of August 10, 2012, approximately 4.6 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2012 there were approximately 884,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File no. 000-22873.
*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer

Dated: August 13, 2012

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (furnished electronically herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File no. 000-22873.
*	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.