Form 10-Q
period 2012-09-30
ARCA biopharma, Inc.
filed 2012-11-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 9, 2012: 15,444,782

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,081	$5,943
Other current assets	184	269

Total current assets	3,265	6,212

Property and equipment, net	33	66
Other assets	164	224

Total assets	$3,462	$6,502

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$119	$260
Accrued compensation and employee benefits	80	111
Accrued expenses and other liabilities	63	350
Deferred rent, current portion	24	33

Total current liabilities	286	754

Deferred rent, net of current portion	—	16

Total liabilities	286	770

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100 million shares authorized; 14,619,598 and 12,182,999 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	15	12
Additional paid-in capital	70,315	69,394
Deficit accumulated during the development stage	(67,154)	(63,674)

Total stockholders’ equity (deficit)	3,176	5,732

Total liabilities and stockholders’ equity (deficit)	$3,462	$6,502

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to Sept 30, 2012
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$156	$533	$901	$1,720	$42,486
Selling, general and administrative	772	1,288	2,579	4,007	41,935
Merger transaction costs	—	—	—	—	5,470
Restructuring expense, net	—	—	—	—	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000

Total costs and expenses	928	1,821	3,480	5,727	98,304

Loss from operations	(928)	(1,821)	(3,480)	(5,727)	(98,304)

Gain on bargain purchase	—	—	—	—	25,282
Gain on assignment of patent rights	—	—	—	2,000	2,000
Interest and other income	2	1	3	2	2,029
Interest and other expense	(1)	(2)	(3)	(9)	(442)

Loss before income taxes	(927)	(1,822)	(3,480)	(3,734)	(69,435)
Benefit from income taxes	—	—	—	—	2,281

Net Loss and Comprehensive Loss	$(927)	$(1,822)	$(3,480)	$(3,734)	$(67,154)

Less: Accretion of redeemable convertible preferred stock	—	—	—	—	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	—	—	(781)

Net Loss attributable to common stockholders	$(927)	$(1,822)	$(3,480)	$(3,734)	$(68,180)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.07)	$(0.17)	$(0.27)	$(0.38)
Weighted average shares outstanding:
Basic and Diluted	13,702,418	10,499,472	12,682,077	9,821,706

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(continued)

(unaudited)

	Preferred Stock			Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	216,926	—	54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)

Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	954,420	1	2,573	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(39)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	3,042,740	3	33,778	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	872,792	1	8,500	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	2,686,957	3	11,910	—	11,913
Adjustment for fractional shares	—	—	—	—	(609)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	63,123	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	1,064	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377

Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)
Balance, December 31, 2009	—	—	—	—	7,620,448	8	57,294	(49,890)	7,412
Issuance of common stock for cash, net of offering costs	—	—	—	—	1,164,600	1	7,181	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	49,487	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)

Balance, December 31, 2010	—	—	—	—	8,834,535	9	65,072	(58,310)	6,771

Issuance of common stock for cash, net of offering costs	—	—	—	—	3,347,338	3	4,014	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	1,126	—	—	—	—	—
Share-based compensation	—	—	—	—	—		308	—	308
Net loss	—	—	—	—	—	—	—	(5,364)	(5,364)

Balance, December 31, 2011	—	—	—	—	12,182,999	12	69,394	(63,674)	5,732
Issuance of common stock for cash, net of offering costs	—	—	—	—	2,436,599	3	678	—	681
Share-based compensation	—	—	—	—	—	—	243	—	243
Net loss	—	—	—	—	—	—	—	(3,480)	(3,480)

Balance, September 30, 2012	—	$—	—	$—	14,619,598	$15	$70,315	$(67,154)	$3,176

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2012
	2012	2011
	(in thousands)
Cash flows used in operating activities:
Net loss	$(3,480)	$(3,734)	$(67,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	—	—	(25,282)
Gain on patent rights assignment	—	(2,000)	(2,000)
Depreciation and amortization	34	518	1,771
Non-cash interest expense	—	—	211
Share-based compensation	243	232	2,525
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	4	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	219	(56)	2,761
Other assets	60	60	7,306
Accounts payable	(141)	(104)	(2,071)
Accrued expenses and other liabilities	(318)	(384)	(19,302)
Deferred rent	(25)	(259)	24

Net cash used in operating activities	(3,408)	(5,723)	(96,751)

Cash flows (used in) provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(1)	(1)	(1,880)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	2	358
Proceeds from assignment of patent rights	—	2,000	2,000

Net cash (used in) provided by investing activities	(1)	2,001	45,053

Cash flows (used in) provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	953	3,001	13,534
Payment of offering costs	(272)	(459)	(1,319)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(134)	(97)	(280)

Net cash (used in) provided by financing activities	547	2,445	54,779

Net (decrease) increase in cash and cash equivalents	(2,862)	(1,277)	3,081
Cash and cash equivalents, beginning of period	5,943	7,025	—

Cash and cash equivalents, end of period	$3,081	$5,748	$3,081

Supplemental cash flow information:
Interest paid	$3	$4	$115

Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163

Warrant issued in connection with credit facility	$—	$—	$111

Accrued deferred transaction costs	$—	$—	$482

Vendor finance agreement	$—	$50	$—

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is a biopharmaceutical company principally focused on developing genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidate, GencaroTM (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator, is being developed for the treatment and the prevention of atrial fibrillation, or AF, in patients with heart failure, or HF. The Company has identified common genetic variations in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to Gencaro treatment. The Company has been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which it believes will provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, the Company believes that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension based on our current clinical trial plans which, if granted in the U.S., may provide market exclusivity in the U.S. into 2029, and if granted in Europe may provide market exclusivity into 2030.

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

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $98.3 million and had negative cash flows from operations of $96.8 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the additional clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a strategic transaction, such as a strategic combination or partnership, or raise substantial additional funding through public or private debt or equity securities, or government funding to support the continued development of Gencaro, including the additional clinical trial. As more fully described in Note 7, Registered Direct Offering and Note 9, Subsequent Events, the Company has raised approximately $1.0 million, net of offering costs, in 2012, through sales of the Company’s common stock and warrants to purchase its common stock. The Company may seek additional funding that could allow it to operate while it continues to pursue strategic combination, partnering, additional financing and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations. The Company currently believes its cash and cash equivalents balance as of September 30, 2012, plus the funds raised through its private placement completed on October 25, 2012 (see Note 10, Subsequent Events,), will be sufficient to fund its operations through March 31, 2013. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond March 31, 2013. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

To maintain the listing of ARCA’s common stock on The NASDAQ Capital Market (“The NASDAQ”), the Company must meet certain listing requirements regarding minimum bid price per share and minimum stockholder’s equity. During the first quarter of 2012, ARCA’s common stock fell below the minimum closing bid price of $1.00 per share. The Company has not been able to regain compliance with the minimum bid price per share requirement. Subsequent to September 30, 2012, the Company received notification that ARCA’s common stock would be subject to delisting from The NASDAQ. The Company has requested and was granted an appeal of this decision. The appeal allows the continued listing of ARCA’s common stock on The NASDAQ until a final decision is rendered. In the appeal, the Company intends to present a plan to regain compliance and request additional time for the Company to regain compliance. The hearing is scheduled for November 15, 2012, and a final decision is expected in the fourth quarter of 2012.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results expected for the full year ending December 31, 2012. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at September 30, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. The Company has no elements of Other Comprehensive Income, and the adoption of this new guidance did not impact its’ financial position, results of operations or cash flows.

(2) Loss Per Share

The Company calculates basic earnings per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

(In thousands, except shares and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Loss	$(927)	$(1,822)	$(3,480)	$(3,734)
Net Loss attributable to common shareholders	$(927)	$(1,822)	$(3,480)	$(3,734)

Weighted average shares of common stock outstanding	13,719,116	10,516,170	12,698,775	9,838,404

Less: Weighted-average shares of unvested common stock	(16,698)	(16,698)	(16,698)	(16,698)

Total weighted-average shares used in computing net loss per share attributed to common stockholders	13,702,418	10,499,472	12,682,077	9,821,706

Basic Loss per share	$(0.07)	$(0.17)	$(0.27)	$(0.38)

Potentially dilutive securities representing 4.8 million and 2.4 million weighted average shares of common stock were excluded for the three months ended September 30, 2012 and 2011, respectively, and potentially dilutive securities representing 4.0 million and 2.0 million weighted average shares of common stock were excluded for the nine months ending September 30, 2012 and 2011, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of September 30, 2012, the Company had $3.1 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three or nine month period ended September 30, 2012.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2012	December 31, 2011
Computer equipment	3 years	104	$104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	93	93
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	19	18

		534	533
Less accumulated depreciation and amortization		(501)	(467)

		$33	$66

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

For the nine months ended September 30, 2012 and September 30, 2011, and for the period from Inception through September 30, 2012, depreciation and amortization expense was $34,000, $518,000, and $1.8 million respectively.

During the second quarter of 2011, the Company entered into an agreement in which it assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights, the Company received a $2.0 million cash payment during that quarter.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies:

Employment Agreements

The Company maintains employment agreements with several executive employees. The agreements may be terminated at any time by the Company with or without cause upon written notice to the employee, and, in some cases, entitle the employee to wages in lieu of notice for periods not exceeding one calendar year from date of termination without cause or by the employee for good reason. Certain of these agreements also provide for payments to be made under certain conditions related to a change in control of the Company.

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

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment was recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of September 30, 2012 was $24,000.

Rent expense under this lease for the nine months ended September 30, 2012 and 2011 was $36,000, and $124,000 respectively, and was $503,000 from Inception through September 30, 2012.

Below is a summary of the future minimum lease payments committed for the Company’s facility in Broomfield, Colorado as of September 30, 2012 (in thousands):

2012	$20
2013	40

Total future minimum rental payments	$60

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

Laboratory Corporation of America

In February 2007, the Company entered into a commercialization and licensing agreement with Laboratory Corporation of America, or LabCorp, to develop, make, market and sell diagnostic tests in connection with the medical prescription of the Company’s lead compound, Gencaro. Under the agreement, the Company granted to LabCorp an exclusive license to its diagnostic rights associated with Gencaro. The license agreement has a term of 10 years. LabCorp has the right to cancel the agreement and give the rights to the diagnostic back to the Company. In addition, the Company granted to LabCorp 16,698 shares of common stock. The shares are subject to a restricted stock agreement in which vesting of the shares is contingent upon the attainment of certain regulatory approval and drug product sales milestones.

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

(7) Registered Direct Offering

On August 2, 2012 the Company entered into a placement agency agreement with Ladenburg Thalmann & Co., Inc (the Placement Agent), pursuant to which the Placement Agent agreed to arrange for the sale of up to 2,436,599 shares of the Company’s common stock in a registered direct public offering (the “Offering”). The Company paid the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds received in the Offering and reimbursed the Placement Agent for certain expenses incurred in connection with the Offering, with a maximum expense reimbursement that when aggregated with the 6.5% fee does not exceed the lesser of (i) 8% of the gross proceeds received by ARCA in the Registered Direct Offering or (ii) $15,000.

On August 2, 2012, ARCA entered into separate subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”) in connection with the Offering, pursuant to which ARCA agreed to sell an aggregate of 2,436,599 shares of its common stock and warrants to purchase a total of 1,827,449 shares of its common stock to the Investor for aggregate gross proceeds of $953,000, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company. The net proceeds to the Company were $741,000 and the Offering closed on August 8, 2012.

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

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2012 and 2011 and for the period from Inception through September 30, 2012, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2012
	2012	2011	2012	2011

Research and Development	$25	$30	$76	$90	$572
Selling, General and Administrative	49	49	167	142	1,566
Restructuring	—	—	—	—	387

Total	$74	$79	$243	$232	$2,525

The fair values of employee stock options granted in the three and nine month periods ended September 30, 2012 and 2011 were estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term	*	*	5.3 years	5.8 years
Expected volatility	*	*	108%	110%
Risk-free interest rate	*	*	0.15%	2.20%
Expected dividend yield	*	*	0%	0%
Weighted-average grant date fair value per share	*	*	$0.78	$1.83

*No options were granted during the three months ended September 30, 2011 and 2012.

Stock option transactions for the nine month period ended September 30, 2012 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	864,238	$3.20	6.82	$23,894
Changes during the period:
Granted	35,000	1.00
Exercised	—	—
Forfeited, cancelled or expired	(23,285)	5.82

Options outstanding at September 30, 2012	875,953	$3.04	5.48	$318

Options exercisable at September 30, 2012	723,337	$3.14	4.99	$318

Options vested and expected to vest	867,085	$3.04	5.47	$318

(9) Income Taxes

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

(10) Subsequent Event

Private Investment in Public Equity

On October 22, 2012, the Company entered into a Subscription Agreement (the “Purchase Agreement”) with certain executive officers, affiliates and directors of the Company in connection with a private placement of its common stock and warrants. Pursuant to the Purchase Agreement, the Company sold an aggregate of 825,184 shares of its common stock and warrants to purchase up to an additional 618,887 shares of its common stock at a total purchase price of $0.39385 per unit, each unit consisting of a share of common stock and a warrant to purchase 0.75 shares of common stock. The Company received gross proceeds of $325,000 before deducting expenses payable by the Company in connection with the transaction. The net proceeds were approximately $280,000 and the transaction closed on October 25, 2012. Additional costs will be incurred to prepare and file the requisite registration statement for the resale of the shares of common stock issued and the shares of common stock underlying the warrants.

The warrants issued pursuant to the Purchase Agreement (the “Warrants”) are exercisable until October 25, 2017 and have an exercise price of $0.3001 per share, equal to the closing sales price of ARCA’s common stock on the NASDAQ Capital Market on October 22, 2012. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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

We have been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which we believe will provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, we believe that if Gencaro is approved, the Gencaro patents will be eligible for patent term extension based on our current clinical trial plans, which, if granted in the U.S., may provide market exclusivity into 2029, and if granted in Europe may provide market exclusivity into 2030.

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

To support the continued development of Gencaro, including the planned AF clinical trial and our ongoing operations, we will need to raise substantial additional funding through public or private debt or equity transactions or a strategic combination or partnership, or government funding. In August of 2012, we raised approximately $741,000, net of offering costs, through a registered direct public offering of our common stock and warrants to purchase our common stock. In October of 2012, we raised approximately $280,000, net of estimated transaction costs, through a private placement in which we sold shares of our common stock and warrants to purchase our common stock. We will incur additional costs related to this transaction as we prepare and file the requisite registration statement for the resale of the shares of common stock issued and the shares of common stock underlying the warrants. We may seek additional funding that could allow us to operate while we continue to pursue strategic combination, partnering, additional financing and licensing opportunities. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations.

We currently believe our cash and cash equivalents balance as of September 30, 2012 when aggregated with the funds raised through our private placement completed on October 25, 2012,, will be sufficient to fund our operations, at our current cost structure, through March 2012. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of research & development, regulatory and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro. Research and Development expense for the three months ended September 30, 2012 was $156,000 compared to $533,000 for the corresponding period of 2011, a decrease of approximately $377,000. R&D expense was $901,000 for the nine months ended September 30, 2012 as compared to $1,720,000 for the corresponding period of 2011, a decrease of $819,000.

Research & development expense decreased $99,000 for the three months and $314,000 for the nine months ended September 30, 2012 due to reduced personnel costs from staff furloughs implemented in the third quarter of 2012 and decreased consulting costs attributable to our reduced clinical development activities compared to the corresponding periods of 2011.

Regulatory and manufacturing process costs decreased by $276,000 for the three months and $504,000 for the nine months ended September 30, 2012 compared to the corresponding periods of 2011. The decreases in both the three and nine month periods are due to reduced personnel costs from staff furlough’s implemented in the third quarter of 2012 and lower utilization of outside support services attributable to reductions in our regulatory and manufacturing process activities compared to the prior year periods.

Our R&D expenses are contingent upon our ability to complete such a transaction. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher as we initiate our planned AF clinical trial. Until substantial additional funding is obtained, R&D expenses for the remainder of 2012 are expected to be comparable to those incurred in the third quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expense was $772,000 for the three months ended September 30, 2012 as compared to $1.3 million for the corresponding period in 2011, a decrease of $516,000. For the nine months ended September 30, 2012, SG&A expense was $2.6 million as compared to $4.0 million in the corresponding period in 2011, a decrease of $1.4 million. The decreases in the three month and nine month periods are comprised of reduced personnel, consulting, legal and accounting expenses, as a result of our reduced operations.

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

Gain on Assignment of Patent Rights

During the second quarter of 2011, we entered into an agreement in which we assigned certain patent rights to a large pharmaceutical company. In exchange for the patent rights, we received a $2.0 million non-recourse payment. The gain was exclusive to 2011.

Interest and Other Income

Interest and other income was less than $2,000 in the three months ended September 30, 2012 and approximately $3,000 in the nine months ended September 30, 2011 as compared to approximately $1,000 and approximately $2,000, respectively, in the three months and nine months ended September 30, 2011. The amounts and related change between years are nominal to our overall operations. We expect interest income to continue to be nominal in 2012 due to low investment yields and declining cash and cash equivalent investment balances.

Interest and Other Expense

Interest and other expense was less than $1,000 in the three months ended September 30, 2012 and approximately $3,000 in the nine months ended September 30, 2012 as compared to $2,000 and $9,000, respectively, in the three months and nine months ended September 30, 2012. Based on our current capital structure, interest expense for 2012 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$3,081	$5,943

As of September 30, 2012, we had total cash and cash equivalents of approximately $3.1 million, as compared to $5.9 million as of December 31, 2011. The net decrease of $2.8 million in the nine-month period reflects the $741,000 of net proceeds from our Registered Direct offering completed in August, less approximately $3.4 million of cash used to fund operating activities for the nine months ended September 30, 2012.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30
	2012	2011
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,408)	$(5,723)
Investing activities	(1)	2,001
Financing activities	547	2,445

Net increase (decrease) in cash and cash equivalents	$(2,862)	$(1,277)

Net cash used in operating activities for the nine months ended September 30, 2012 decreased approximately $2.3 million compared with the 2011 period primarily due to decreased R&D and SG&A expenses discussed above.

Net cash used in investing activities for the nine months ended September 30, 2012 was approximately $1,000 representing nominal investment in capitalized equipment compared to net cash provided by investing activities in the nine months ended September 30, 2011 of $2 million, which were proceeds from our assignment of certain patent rights to a large pharmaceutical company.

Net cash provided by financing activities was $547,000 for the nine months ended September 30, 2012 and was comprised of $741,000 of net proceeds from our registered direct offering completed in August 2012, less approximately $134,000 for payments on a vendor finance arrangement and approximately $60,000 of costs incurred earlier this year for preparing and filing the registration statement required for our equity financing completed in December 2011. Net cash provided by financing activities of $2.5 million in the nine months ended September 30, 2011 were the net proceeds from the sale of our common stock completed in April 2011.

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

To date, we have completed two equity-financing transactions in 2012 and raised approximately $1.0 million, net of offering costs. In August of 2012, we sold 2,436,599 shares of our common stock and warrants to purchase up to 1,827,449 of our common stock in a registered direct public offering. Our net proceeds after deducting placement agent fees and other offering expenses were approximately $741,000. In October of 2012, we completed a private placement transaction wherein we sold an aggregate of 825,184 shares of our common stock and warrants to purchase up to an additional 618,887 shares of our common stock. Our net proceeds, after deducting estimated transaction costs, were approximately $280,000. We will incur additional costs related to this transaction as we prepare and file the requisite registration statement for the resale of the shares of common stock issued and the shares of common stock underlying the warrants. During 2011, we completed two equity-financing transactions. In April 2011, we sold 1,680,672 shares of ARCA’s common stock and warrants to purchase up to 1,176,471 shares of ARCA’s common stock in a registered direct public offering. Our net proceeds after deducting placement agent fees and other offering expenses were approximately $2.5 million. In December 2011, we sold 1,666,666 shares of our common stock and warrants to purchase up to an additional 1,250,000 shares of our common stock to various institutional investors in a private placement transaction. Our net proceeds, after deducting placement agent fees and other offering expenses were approximately $1.4 million. In aggregate, these two financing transactions provided net proceeds of approximately $3.9 million. These financings allow us to continue operations while we pursue a strategic combination, partnering, financing and licensing opportunities, and we may seek more interim funding in 2012.

We currently believe our cash and cash equivalents balance as of September 30, 2012, plus the funds raised through our recent private placement transaction that closed on October 25, 2012, will be sufficient to fund our operations, at our current cost structure, through March 31, 2013. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2013. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

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

To maintain the listing of our common stock on The NASDAQ Capital Market (“The NASDAQ”), we must meet certain listing requirements regarding minimum bid price per share and minimum stockholder’s equity. During the first quarter of 2012, ARCA’s common stock fell below the minimum closing bid price of $1.00 per share. We have not been able to regain compliance with the minimum bid price per share requirement. Subsequent to September 30, 2012, we received notification that ARCA’s common stock would be subject to delisting from The NASDAQ. We requested and were granted an appeal of this decision. The appeal allows the continued listing of ARCA’s common stock on The NASDAQ until a final decision is rendered. In the appeal, we intend to present a plan to regain compliance and request additional time for us to regain compliance. The hearing is scheduled for November 15, 2012 and a final decision is expected in the fourth quarter of 2012.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. The Company has no elements of Other Comprehensive Income, and the adoption of this new guidance did not impact our financial position, results of operations or cash flows.

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

Our audited financial statements for the fiscal year ended December 31, 2011 and for the three and nine months ended September 30, 2012, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

In August 2012, we raised approximately $741,000, net of offering costs, through a registered direct public offering of our common stock and warrants to purchase our common stock. In October 2012, we completed a private placement transaction of our common stock and warrants to purchase our common stock that raised approximately $280,000, net of estimated transaction costs. We will incur additional costs related to this transaction as we prepare and file the requisite registration statement for the resale of the shares of common stock issued and the shares of common stock underlying the warrants. We currently believe our cash and cash equivalents balance as of September 30, 2012, plus the funds raised through our recent private placement transaction, will be sufficient to fund our operations, at our current cost structure, through March 31, 2013. As a result of the significant additional required development of Gencaro, including the additional clinical trials, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operation and may not be able to execute any strategic transaction. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond March 31, 2013. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our common stock is currently listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and stockholders’ equity of at least $2.5 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a total market value of listed securities of at least $35 million. On April 12, 2012, we received notification from NASDAQ of potential delisting of our shares from the NASDAQ Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days. NASDAQ rules provided us a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

We did not regain compliance within 180 days and, accordingly, on October 10, 2012, we received written notification from the staff of The NASDAQ Capital Market, or the Staff Determination, stating that our Common Stock would be subject to delisting from The NASDAQ Capital Market unless we appeal the Staff Determination by requesting a hearing before the NASDAQ Listing Qualifications Panel, or the Panel to review the Staff Determination. We have requested and been granted a hearing to appeal the Staff Determination. The hearing request suspends the action with respect to the Staff Determination and allows the continued listing of our common stock on The NASDAQ Capital Market until the Panel renders a decision subsequent to the hearing. The hearing is scheduled for November 15, 2012 a final decision is expected in the fourth quarter of 2012. In our appeal, we intend to present a plan to regain compliance with the Rule and request that the Panel allow us additional time within which to regain compliance. There can be no assurance that the Panel will accept our plan and grant our request for continued listing. If the Panel decision denies our request for continued listing, we may also appeal that decision, but it would not suspend a delisting action. The delisting of our Common Stock from a national exchange could impair the liquidity and market price of the Common Stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of the Common Stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

As of November 9, 2012, the closing price of our common stock was $0.27, and the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $3.6 million and the total market value of our listed securities was approximately $4.2 million. As of September 30, 2012, we had stockholders’ equity of $3.2 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of October 25, 2012, we had 15,444,782 shares of common stock outstanding, 20% of which is 3,088,956 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in April 2011, we entered into separate subscription agreements with certain institutional investors in connection with a registered direct public offering, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, within the three year period following the closing of the offering, while the warrants are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. In addition, we agreed that, subject to certain exceptions, if we issue securities within one year following the closing of the offering, each investor would have the right to purchase its pro rata share of a specified proportion of the securities in the future offering on the same terms, conditions and price provided for in the proposed issuance of securities. In connection with this transaction, we were also restricted from issuing or selling shares of our common stock or securities convertible into our common stock for 90 days following the transaction.

Similarly, in December 2011, we entered into separate subscription agreements with various institutional investors in connection with a private placement of our common stock and warrants. We granted to these investors certain registration rights with respect to the shares of common stock (including common stock issuable upon exercise of the warrants). In connection with this transaction, we agreed that, subject to certain exceptions, we would not, within the three year period following the closing of the offering, enter into any variable rate transaction. In connection with this transaction, we were also restricted from issuing or selling shares of our common stock or securities convertible into our common stock for 45 days following the transaction.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a CRL in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In 2010, we reached agreement with the FDA, through the SPA process, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We plan to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a CRL in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. In 2010, we reached agreement with the FDA, through the SPA process, on the design of a clinical trial to assess the safety and efficacy of Gencaro in approximately 3,200 patients with chronic HF who have the genotype that appears to respond most favorably to Gencaro. We are planning to conduct a clinical study of Gencaro in approximately 200-400 HF patients with AF. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

We are dependent on our key personnel.

The success of our business is highly dependent on the principal members of our board of directors and executive management, including our President and Chief Executive Officer, Michael R. Bristow. The loss of the services of any such individual might seriously harm our product development, partnering and financing efforts. Recruiting and training personnel with the requisite skills is challenging and we compete for talent with companies that are larger and have more financial resources.

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

Our or any strategic partner’s ability to commercialize Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from:

•	governmental payors, such as Medicare and Medicaid;

•	private health insurers, including managed-care organizations; and other third-party payors.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2012, 14,619,598 shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2012 approximately 4.6 million shares of our common stock were issuable upon the exercise of outstanding warrants, 2.8 million of which were exercisable as of that date and 1.8 million warrants from our registered direct offering, completed in August 2012, will become exercisable on February 8, 2013. In addition, our private placement transaction completed in October 2012 included warrants to purchase 618,887 of our common stock all of which were fully exercisable upon issuance. Accordingly, as of November 9, 2012, approximately 5.2 million shares of our common stock were issuable upon exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2012, there were approximately 876,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: November 13, 2012

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