Form 10-Q
period 2013-03-31
ARCA biopharma, Inc.
filed 2013-05-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding

Common Stock $0.001 par value	On May 10, 2013: 3,185,562

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,537	$ 2,920
Other current assets	456	125
Total current assets	3,993	3,045
Property and equipment, net	22	23
Other assets	124	144
Total assets	$ 4,139	$ 3,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 377	$ 65
Accrued compensation and employee benefits	60	103
Accrued expenses and other liabilities	383	121
Deferred rent, current portion	8	16
Total current liabilities	828	305
Total liabilities	828	305
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2013
and December 31, 2012; 3,185,562 and 2,660,315 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	3	3
Additional paid-in capital	72,373	70,898
Deficit accumulated during the development stage	(69,065)	(67,994)
Total stockholders’ equity	3,311	2,907
Total liabilities and stockholders’ equity	$ 4,139	$ 3,212

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

			Period from December 17, 2001 (date of inception) to March 31, 2013
	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$ 181	$ 422	$ 42,858
Selling, general and administrative	889	984	43,472
Merger transaction costs	—	—	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000
Total costs and expenses	1,070	1,406	100,213
Loss from operations	(1,070)	(1,406)	(100,213)

Gain on assignment of patent rights	—	—	2,000
Gain on bargain purchase	—	—	25,282
Interest and other income	—	—	2,028
Interest and other expense	(1)	(1)	(443)
Loss before income taxes	(1,071)	(1,407)	(71,346)
Benefit from income taxes	—	—	2,281
Net loss and comprehensive loss	$ (1,071)	$ (1,407)	$ (69,065)

Less: Accretion of redeemable convertible preferred stock	—	—	(245)
Less: Deemed preferred stock dividend for additional common shares issuable under anti-dilution provisions	—	—	(781)

Net loss attributable to common stockholders	$ (1,071)	$ (1,407)	$ (70,091)

Net loss attributable to common stockholders per share:
Basic and diluted	$ (0.35)	$ (0.69)

Weighted average shares outstanding:
Basic and diluted	3,034,763	2,027,716

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock				Stockholders’ Equity (Deficit)

	Series A		Series B				Additional Paid In Capital	Deficit Accumulated During the Development Stage
	Redeemable		Redeemable
	Convertible Preferred Stock		Convertible Preferred Stock		Common stock

	Shares	Amount	Shares	Amount	Shares	Amount			Total

	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.36 per share	—	—	—	—	2,588	—	1	—	1
Net loss	—	—	—	—	—	—	—	(116)	(116)
Balance, December 31, 2003	—	—	—	—	2,588	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.36 per share	—	—	—	—	19,720	—	7	—	7
Net loss	—	—	—	—	—	—	—	(511)	(511)
Balance, December 31, 2004	—	—	—	—	22,308	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.36 per share	—	—	—	—	2,922	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.36 per share	—	—	—	—	2,978	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $48.84 per share	—	—	—	—	903	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	31,095	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	(1,459)	(1,459)
Balance, December 31, 2005	—	—	—	—	60,206	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $4.32 per share	—	—	—	—	17,372	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	8,019	—	3	—	3

Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $4.32 per share					13,907		60		60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	2,505	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	38	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	(5,241)	(5,241)
Balance, December 31, 2006	9,222,257	14,919	—	—	102,047	—	1,583	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $10.08 per share	—	—	—	—	1,303	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $10.80 per share	—	—	—	—	642	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	2,783	—	—	—	—
Share-based compensation	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	13,915	—	—	—	—

Issuance of common stock upon exercise of stock options for cash					2,227		16	both—	16
Net loss	—	—	—	—	—	—	—	(13,994)	(13,994)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	122,917	—	1,632	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	36,154		54	—	54
Net loss	—	—	—	—	—	—	—	(19,431)	(19,431)
Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	159,071	—	2,574	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	(7)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	507,123	1	33,780	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	145,465	—	8,501	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	447,826	—	11,913	—	11,913
Adjustment for fractional shares	—	—	—	—	(102)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	10,521	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	177	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	(9,138)	(9,138)
Balance, December 31, 2009	—	—	—	—	1,270,074	1	57,301	(49,890)	7,412

Issuance of common stock for cash, net of offering costs					194,100		7,182		7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	8,248	—	139	—	139
Share-based compensation	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	(8,420)	(8,420)
Balance, December 31, 2010	—	$—	—	$—	1,472,422	$1	$65,080	$(58,310)	$6,771
Issuance of common stock for cash, net of offering costs	—	—	—	—	557,890	1	4,016	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	188	—	—	—	—
Share-based compensation	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	(5,364)	(5,364)
Balance, December 31, 2011	—	$—	—	$—	2,030,500	$2	$69,404	$(63,674)	$5,732
Issuance of common stock for cash, net of offering costs	—	—	—	—	629,815	1	1,188	—	1,189
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	(4,320)	(4,320)
Balance, December 31, 2012	—	$—	—	$—	2,660,315	$3	$70,898	$(67,994)	$2,907
Issuance of common stock for cash, net of offering costs	—	—	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	—		(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	—		4,245	—	12	—	12
Share-based compensation	—	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	—	(1,071)	(1,071)
Balance, March 31, 2013	—	$—	—	$—	3,185,562	$3	$72,373	$(69,065)	$3,311

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to March 31, 2013

	2013	2012

	(in thousands)
Cash flows used in operating activities:
Net loss	$ (1,071)	$ (1,407)	$ (69,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	—	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	10	14	1,790
Non-cash interest expense	—	—	211
Share-based compensation	42	91	2,630
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	—	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(157)	(72)	2,663
Other assets	20	20	7,346
Accounts payable	312	(134)	(1,813)
Accrued expenses and other liabilities	88	(160)	(19,133)
Deferred rent	(8)	(8)	8

Net cash used in operating activities	(764)	(1,656)	(98,185)

Cash flows provided by (used in) investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(9)	—	(1,888)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	—	358
Proceeds from patent rights assignment	—	—	2,000

Net cash provided by (used in) investing activities	(9)	—	45,045

Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and
related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	32,316
Preferred stock offering costs	—	—	(246)
Proceeds from the issuance of common stock	1,741	—	15,850
Payment of offering costs	(308)	—	(1,634)
Payment of registration statement costs for subsequent resale registration of shares issued in equity offering	—	(60)	(60)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(43)	—	(323)

Net cash provided by (used in) financing activities	1,390	(60)	56,677

Net (decrease) increase in cash and cash equivalents	617	(1,716)	3,537
Cash and cash equivalents, beginning of period	2,920	5,943	—

Cash and cash equivalents, end of period	$ 3,537	$ 4,227	$ 3,537

Supplemental cash flow information:
Interest paid	$ 1	$ —	$ 116

Supplemental disclosure of noncash investing and
financing transactions:
Accrued interest on notes payable converted to equity	$ —	$ —	$ 163

Warrant issued in connection with credit facility	$ —	$ —	$ 111

Accrued deferred transaction costs	$ —	$ —	$ 482

Vendor finance agreement	$ 131	$ 134	$ 131

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

ARCA believes that Gencaro has potential efficacy in reducing or preventing AF, and that this efficacy may be genetically regulated. The Company plans to test this hypothesis in a clinical trial of Gencaro, known as GENETIC-AF, which the Company plans to initiate pending receipt of the necessary funding. The Company has created an adaptive design for GENETIC-AF under which the trial is intended to be initiated as a Phase 2b study in approximately 200 patients with heart failure and left ventricular dysfunction, or HFREF. Depending on the results of the Phase 2b portion, the trial may then be expanded to a Phase 3 study by enrolling an estimated additional 420 patients. The Company anticipates that GENETIC-AF could begin approximately 6 months after the Company obtains sufficient funding.

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

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, exploring strategic alternatives for further developing Gencaro, and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of common and preferred stock, as well as through the business combination with Nuvelo, Inc, or Nuvelo.

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $100.2 million and had negative cash flows from operations of $98.2 million.

In light of the substantial additional time and costs associated with the development of Gencaro and the need to raise a significant amount of capital on acceptable terms to finance the planned clinical trial and the Company’s ongoing operations, the Company is evaluating strategic alternatives for funding continued operations and development programs. The Company will need to complete a substantial equity financing, or a strategic transaction, such as a strategic combination or partnership to support the continued development of Gencaro, including the planned GENETIC-AF clinical trial. To date, the Company has completed two equity-financing transactions in 2013 and raised approximately $1.4 million, net of offering costs. These financings have allowed ARCA to continue operations while it continues to pursue financing options, a strategic combination, partnering, and licensing opportunities. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations. The Company currently believes its cash and cash equivalents balance as of March 31, 2013 will be sufficient to fund its operations through September 30, 2013. The Company is unable to assert that its current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond September 30, 2013. These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the planned GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Reverse Stock Split

On March 4, 2013, the Company completed a 1-for-6 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results expected for the full year ending December 31, 2013. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at March 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

(2) Loss Per Share

The Company calculates basic loss per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended March 31,
	2013	2012
(In thousands, except shares and per share data)
Net loss	$ (1,071)	$ (1,407)
Net loss available to common shareholders	$ (1,071)	$ (1,407)

Weighted average shares of common stock outstanding	3,037,546	2,030,499
Less: Weighted-average shares of unvested common stock	(2,783)	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders
	3,034,763	2,027,716
Basic and diluted loss per share	$ (0.35)	$ (0.69)

.

Potentially dilutive securities representing 1.3 million and 604,000 weighted average shares of common stock were excluded for the three months ended March 31, 2013 and 2012, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of March 31, 2013, the Company had $3.5 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three month period ended March 31, 2013.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2013	December 31, 2012
Computer equipment	3 years	$ 87	$ 104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	85	93
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	18	18
		508	533
Less accumulated depreciation and amortization		(486)	(510)
		22	$ 23

For the three months ended March 31, 2013 and 2012, and for the period from Inception through March 31, 2013, depreciation and amortization expense was $10,000, $14,000, and $1.8 million respectively.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies:

Employment Agreements

The Company maintains employment agreements with several executive employees. Most of these agreements provide for payments to be made under certain conditions related to a change in control of the Company and entitle the employee to wages and certain benefits payments not exceeding one calendar year from the date of termination without cause or by the employee for good reason. The agreements may be terminated at any time by the Company with or without cause upon written notice to the employee.

Operating Lease

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

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment was recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of March 31, 2013 was $8,000.

Rent expense under this lease for the three months ended March 31, 2013 and 2012 was $12,000, and was $527,000 from Inception through March 31, 2013.

The Company’s facility lease in Broomfield, Colorado expires in June 2013. The remaining minimum lease payments committed under the lease through June 2013 are $20,000. The lease has an option to renew for an additional three year term under comparable terms, and the Company is in negotiations with the landlord regarding potential renewal of the lease.

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

Under the terms of its strategic license agreement with CPEC, a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro, the Company will incur milestone and royalty obligations upon the occurrence of certain events. In August 2008, the Company paid CPEC a milestone payment of $500,000 based on the July 31, 2008 submission of its NDA to the FDA. If the FDA grants marketing approval for Gencaro, the agreement provides that the Company will owe CPEC another milestone payment of $8.0 million within six months after FDA approval. The agreement also states that the Company has the obligation to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The agreement states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

(7) Equity Financings and Warrants

Private Investment in Public Equity (PIPE) Transaction

On January 22, 2013, the Company entered into a Subscription Agreement (the “Purchase Agreement”) with various accredited investors and its Chief Executive Officer in connection with a private placement of its common stock and warrants. Pursuant to the Purchase Agreement, the Company sold an aggregate of 356,430 shares of its common stock and warrants to purchase up to 249,501 additional shares of its common stock for aggregate gross proceeds of approximately $1 million, before deducting estimated offering expenses payable by the Company. The net proceeds to the Company were approximately $805,000, and the private placement closed on January 25, 2013.

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

Registered Direct Offering

On January 31, 2013, the Company entered into a subscription agreement with certain institutional investors (the “Investors”) in connection with its Registered Direct public offering (the “Offering”), pursuant to which the Company sold an aggregate of 164,636 shares of its common stock and warrants to purchase up to 65,855 additional shares of its common stock to the Investors for aggregate gross proceeds of approximately $730,000, before deducting placement agent fee and other estimated offering expenses payable by the Company. The net proceeds to the Company were approximately $616,000, and the Offering closed on February 4, 2013.

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

Warrants

As of March 31, 2013, warrants to purchase 1.3 million shares of common stock were outstanding at exercise prices ranging from $1.80 to $116.89, with a weighted average exercise price per share of $7.25. These warrants, which were granted as part of various financing and business agreements, expire at various times between October 2013 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model.

(8) Share-based Compensation

For the three month periods ended March 31, 2013 and 2012 and for the period from Inception through March 31, 2013, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to March 31, 2013
	2013	2012

Research and Development	$ 15	$ 26	$ 605
Selling, General and Administrative	27	65	1,638
Restructuring Expense	0	0	387
Total	$ 42	$ 91	$ 2,630

Stock option transactions for the three month period ended March 31, 2013 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2012	144,019	$ 18.28	4.91
Changes during the period:
Granted	—	0.00
Exercised	—	0.00
Forfeited, cancelled or expired	(6,259)	16.53
Options outstanding at March 31, 2013	137,760	$ 18.36	4.89

Options exercisable at March 31, 2013	123,408	$ 18.82	4.62
Options vested and expected to vest	136,208	$ 18.39	4.88

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995,These statements include, but are not limited to, statements regarding the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the potential for Gencaro to be an effective potential treatment for atrial fibrillation and, the Company’s ability to fund future operations. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, the risks and uncertainties associated with: the Company’s financial resources and whether they will be sufficient to meet the Company’s business objectives and operational requirements; the Company’s ability to complete a strategic transaction to support the continued development Gencaro, and/or obtain additional financing; the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the Company’s ability to identify, develop and achieve commercial success for products and technologies; drug discovery and the regulatory approval process; estimated timelines for regulatory filings and the implications of interim or final results of the Company’s clinical trials; the extent to which the Company’s issued and pending patents may protect its products and technology; the potential of the Company’s clinical development program to lead to the approval of the Company’s New Drug Application for Gencaro; and, the impact of competitive products and technological changes. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2012, as amended, the Company’s Registration Statement on Form S-1 (Registration No. 333-187508), and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

The GENETIC-AF trial is designed to compare Gencaro to the beta-blocker metoprolol CR/XL in patients with the beta-1 389 arginine homozygous genotype, which we believe responds most favorably to Gencaro. We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF, whereas we believe the therapeutic benefit of metoprolol CR/XL does not appear to be enhanced in patients with this genotype. A retrospective analysis of data from the BEST trial shows that the entire cohort of patients in the BEST trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In the BEST DNA substudy, patients with the beta-1 389 arginine homozygous genotype experienced a 74% (p = 0.0003) reduction in risk of AF when receiving Gencaro, based on the same analysis. The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the US general population.

GENETIC-AF is planned as a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator, metoprolol CR/XL, in beta-1 389 arginine homozygous genotype HFREF patients recently diagnosed with persistent AF. The primary endpoint will be measured over a twenty-four week period after the patient’s AF has been electrically cardioverted through the administration of a direct current shock to restore normal heart rhythm. We have created an adaptive design for GENETIC-AF, which we plan to initiate with a Phase 2b study in approximately 200 HFREF patients with recent onset, persistent AF who also have a genetic variant of the beta-1 adrenergic receptor which we believe responds most favorably to Gencaro. The secondary endpoint of the proposed Phase 2b portion of the trial will be AF burden, as defined as a patient’s actual percentage of time in AF, regardless of symptoms. Under the proposed design, all 200 patients in the Phase 2b portion of the trial will have AF burden measured by continuous monitoring, either by previously implanted cardiac resynchronization or defibrillation devices, or newly or previously inserted loop recorders. At the end of enrollment of the first 200 patients, the primary endpoint of the combination of recurrent symptomatic AF or all-cause mortality, and the secondary endpoint of AF burden will be evaluated by the trial’s Data and Safety Monitoring Board for evidence of an efficacy signal. If a sufficient efficacy signal is detected and acceptable safety is observed, the trial could then proceed to the Phase 3 portion of the trial. We estimate that GENETIC-AF could begin approximately six months after we obtain sufficient funding and we believe the Phase 2b study would take approximately two years to complete after initiation.

Medtronic, Inc., a leader in medical technologies to improve the treatment of chronic diseases, including cardiac rhythm disorders, has entered into a Clinical Trial Collaboration Agreement, dated April 18, 2013 (the “Agreement”) with us to collaborate on the Phase 2b portion of GENETIC-AF. Under the collaboration, we plan, with the support of Medtronic, to conduct a substudy that will include continuous monitoring of the cardiac rhythms of all 200 patient enrolled during the Phase 2b portion of GENETIC-AF. Each patient will have heart rhythm monitoring via a Medtronic device, either a previously implanted cardiac resynchronization or defibrillation device, or a previously or newly inserted Reveal loop recorder. The collaboration substudy will measure AF burden, defined as a patient’s actual time in AF regardless of symptoms. In determining the presence of an efficacy signal in the Phase 2b portion of the trial. AF burden will be evaluated along with time to mortality or recurrent AF, which will also be the Phase 3 primary endpoint.

The collaboration will be administered by a joint ARCA-Medtronic committee. Medtronic will use its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and provide the data to ARCA at the close of the Phase 2b portion of the trial. The parties will negotiate in good faith to agree on the substudy protocol, specifying the elements of the substudy and of the cardiac rhythm data collection and analysis to be provided for the substudy by Medtronic by August 15, 2013. Medtronic will support the reimbursement process for patients enrolled in the Phase 2b portion, and will provide financial support of unreimbursed costs for a certain number of patients in the Phase 2b portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, ARCA will seek to enroll an additional 100 patients in the substudy, and Medtronic will provide the agreed-on CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy, and support the reimbursement process.

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

To support the continued development of Gencaro, including the planned GENETIC-AF clinical trial and our ongoing operations, we are pursuing a public equity offering to fund the Phase 2b portion of the GENETIC-AF trial and our general and administrative costs through its projected completion. We may also seek additional funding that could allow us to operate while we continue to pursue financing options, a strategic combination, partnering, and licensing opportunities. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. We believe our cash and cash equivalents balance as of March 31, 2013 will be sufficient to fund our operations, at our current cost structure, through September 2013. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 2013. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of research & development, regulatory and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro. Research and Development expense for the three months ended March 31, 2013 was $181,000 compared to $422,000 for the corresponding period of 2012, a decrease of approximately $241,000.

Research & development expense decreased $135,000 for the three months ended March 31, 2013 due to reduced personnel costs from staff furloughs implemented in the third quarter of 2012 and decreased consulting costs attributable to reductions in our clinical development activities compared to the corresponding period of 2012.

Regulatory and manufacturing process costs decreased $105,000 for the three months ended March 31, 2013 compared to the corresponding periods of 2012. The decrease for the three months ended March 31,2013 compared to the corresponding period of 2012 is primarily due to reduced personnel costs from staff furloughs implemented in the third quarter of 2012.

Our R&D expenses are contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, R&D expense in future periods could be substantially higher as we initiate our planned GENETIC-AF clinical trial. Until substantial additional funding is obtained, R&D expenses for the remainder of 2013 are expected to be comparable to those incurred in the respective quarters of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expense was $889,000 for the three months ended March 31, 2013 as compared to $984,000 for the corresponding period in 2012, a decrease of $95,000. The decrease in the three months ended March 31, 2013 as compared to the corresponding period of 2012 is comprised of reduced personnel, travel and board of director costs of approximately $230,000 attributable to staff furloughs and other cost reduction efforts implemented in the third quarter of 2012. These decreases were partially offset by increased costs for accounting, legal, consulting, and outside support services of approximately $136,000, which increases are primarily attributable to the special proxy report and shareholder meeting held during the quarter to approve the 1 for 6 reverse split of the common stock.

SG&A expenses for the remainder of 2013 are expected to be comparable to 2012 levels but are contingent upon our ability to raise substantial additional funding or complete a strategic transaction. Should we receive funds from one or a combination of these sources, SG&A expense in future periods could be substantially higher as we increase our activities to support initiation of our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was less than $1,000 in the three months ended March 31, 2013 and March 31, 2012. The amounts and related change between years are nominal to our overall operations. We expect interest income to continue to be nominal in 2013 due to low investment yields and declining cash and cash equivalent investment balances.

Interest and Other Expense

Interest and other expense was approximately $1,000 in the three months ended March 31, 2013 and March 31, 2012. Based on our current capital structure, interest expense for 2013 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2013	2012

Cash and cash equivalents	$ 3,537	$ 2,920

As of March 31, 2013, we had total cash and cash equivalents of approximately $3.5 million, as compared to $2.9 million as of December 31, 2012. The net increase of $.6 million in the three month period reflects the $1.4 million of net proceeds from our stock offerings completed during the quarter, less approximately $764,000 of cash used to fund operating activities for the three months ended March 31, 2013.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2013	2012

Net cash (used in) provided by:
Operating activities	$ (764)	$ (1,656)
Investing activities	(9)	—
Financing activities	1,390	(60)
Net decrease in cash and cash equivalents	$ 617	$ (1,716)

Net cash used in operating activities for the three months ended March 31, 2013 decreased approximately $892,000 compared with the 2012 period primarily due to decreased R&D and SG&A expenses discussed above and due to increased trade payable and accrued liabilities.

Net cash used in investing activities for the three months ended March 31, 2013 was approximately $9,000 representing investment in capitalized equipment compared to $0 used in investing activities in the three months ended March 31, 2012.

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2013 representing the net proceeds from two equity financings completed during the quarter. Net cash used in financing activities of $60,000 for the three months ended March 31, 2012 were costs incurred in 2012 for preparing and filing the registration statement required for our equity financing completed in December 2011.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our common and preferred stock and funds provided by the merger with Nuvelo. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

Considering the substantial additional time and costs associated with the development of Gencaro and our need to raise a significant amount of capital on acceptable terms to finance the planned GENETIC-AF clinical trial and our ongoing operations, we are evaluating strategic alternatives for funding our operations and development programs. We plan to pursue a public equity offering to fund the Phase 2b portion of the GENETIC-AF trial and our general and administrative costs through its projected completion. We may also seek additional funding that could allow us to operate while we continue to pursue financing alternatives, a strategic combination, or partnership to support the continued clinical development of Gencaro, including the planned GENETIC-AF clinical trial.

To date, we have completed two equity-financing transactions in 2013 and raised approximately $1.4 million, net of offering costs. These financings have allowed us to continue operations while we pursue financing options, a strategic combination, partnering, and licensing opportunities, and we may seek more interim funding in 2013. On January 22, 2013, we sold approximately $1 million of our common stock and warrants for common stock in a private placement transaction with accredited investors and our Chief Executive Officer. We issued 356,430 shares of common stock together with warrants to purchase 249,501 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses, were approximately $805,000, and these proceeds are being used solely for general working capital purposes. Each unit, consisting of a share of common stock and a warrant to purchase 0.70 shares of common stock, was sold at a purchase price of $2.81 per unit. The warrants were exercisable upon issuance, expire seven years from the date of issuance, and have an exercise price of $2.28 per share. Pursuant to the terms of the Registration Rights Agreements (the Rights Agreements) entered into as part of this and prior Private Placement transactions, we filed a registration statement for the resale of the shares underlying the units sold in these private placements. That registration statement was declared effective by the Securities and Exchange Commission on February 14, 2013. On January 31, 2013, we sold approximately $730,000 of ARCA’s common stock and warrants for common stock in a Registered Direct Offering in which we issued 164,636 shares of common stock and warrants to purchase 65,855 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses payable by us, was approximately $616,000, and these proceeds are being used solely for general working capital purposes. Each unit, consisting of a share of common stock and a warrant to purchase 0.40 shares of common stock, was sold at a purchase price of $4.43 per unit. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $4.13 per share. The Registered Direct Offering was effected pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 1, 2013. The warrant agreements provide for settlement of the warrants in unregistered shares should an effective registration statement or current prospectus not be in place at the time a warrant is exercised.

To support the continued development of Gencaro, including the planned GENETIC-AF clinical trial and our ongoing operations, we are pursuing a public equity offering to fund the Phase 2b portion of the GENETIC-AF trial and our general and administrative costs through the trial’s projected completion. Our liquidity, and ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	potential receipt of government or third party funding to further develop Gencaro or rNAPc2;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. We also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to us in the near term, or not be available on acceptable terms, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business which may, among other alternatives, cause us to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

We currently believe our cash and cash equivalents balance as of March 31, 2013 will be sufficient to fund our operations, at our current cost structure, through September 30, 2013. However, we are unable to assert that these funds are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 30, 2013. The consolidated financial statements contained in this report have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms or at all to continue development of Gencaro or to continue operations and may not be able to execute any strategic transaction.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to the Consolidated Financial Statements” included within our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Our audited financial statements for the fiscal year ended December 31, 2012 and for the three months ended March 31, 2013, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

We believe our cash and cash equivalents balance as of March 31, 2013 will be sufficient to fund our operations, at our current cost structure, through September 30, 2013. As a result of the significant additional development effort required for Gencaro, including the additional clinical trials, we may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to continue operation and may not be able to execute any strategic transaction. We are unable to assert that our current cash and cash equivalents are sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern beyond September 30, 2013. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

During 2012 our stock price fell below the Nasdaq Capital Market’s minimum bid price requirements and we became subject to delisting from the exchange. On March 4, 2013 we executed a 1 for 6 reverse split of our common stock and have subsequently regained compliance with the minimum bid price requirements. In future periods, if we do not meet the minimum stockholders’ equity, minimum closing bid price requirements, or any other listing requirements, we would be subject to delisting from the Nasdaq Capital Market.

As of May10, 2013, the closing price of our common stock was $2.40 per share, and the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $6.0 million and the total market value of our listed securities was approximately $7.6 million. As of March 31, 2013, we had stockholders’ equity of $3.3 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2013, we had 3,185,562 shares of common stock outstanding, 20% of which is 637,112 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. In addition, we agreed that, subject to certain exceptions, if we issue securities within one year following the closing of the offering, each investor would have the right to purchase its pro rata share of a specified portion of the securities in the future offering on the same terms, conditions and price provided for in the proposed issuance of securities.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We plan to conduct a Phase 2b/Phase 3 clinical study of Gencaro in approximately 620 HFREF patients with AF. Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fund such a trial.

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

We will receive regulatory approval for our product candidates only if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any future clinical trials, including the planned GENETIC-AF clinical trial for Gencaro, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. For example, GENETIC-AF is designed to be an adaptive trial. If we do not see sufficient efficacy and safety in the Phase 2b portion of the trial, we will not complete the Phase 3 portion of the trial. Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and do not currently have sufficient staff with the requisite experience to do so, and we therefore expect that we will have to rely on contract research organizations to conduct certain of our clinical trials. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience since being with us.

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

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic, Inc. or Medtronic for the support of our GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or proceed, if the trial has not begun by December 1, 2014, if the substudy protocol is not agreed to by August 15, 2013, or if Medtronic’s obligations are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

Under our current arrangement with Medtronic, we have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaborations with third parties. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•	collaborators may elect to take over manufacturing rather than retain us as manufacturers and may encounter problems in starting up or gaining approval for their manufacturing facility and so be unable to continue development of product candidates;

•	we may be required to undertake the expenditure of substantial operational, financial and management resources in connection with any collaboration;

•	we may be required to issue equity securities to collaborators that would dilute our existing stockholders’ percentage ownership;

•	we may be required to assume substantial actual or contingent liabilities;

•	collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products; and

•	collaborators may experience financial difficulties.

We face a number of challenges in seeking additional collaborations. Collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors, such as the design or results of our clinical trials, the potential market for our product candidates, the costs and complexities of manufacturing and delivering our product candidates to patients, the potential of competing products, the existence of uncertainty with respect to ownership or the coverage of our intellectual property, and industry and market conditions generally. If we were to determine that additional collaborations for our Gencaro development  is necessary and were unable to enter into such collaborations on acceptable terms, we might elect to delay or scale back the development or commercialization of Gencaro in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

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

The planned GENETIC-AF clinical trial we intend to conduct with Gencaro requires a companion test that identifies the patient’s receptor genotype, or Gencaro Test, and the trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial will require use of a third-party diagnostic service to perform the Gencaro Test. Previously we entered into a collaboration arrangement with LabCorp to develop and commercialize the Gencaro Test for the treatment of patients with HF. Under the terms of that collaboration, we licensed to LabCorp certain rights to commercialize a receptor genotype diagnostic for the beta-1 and alpha-2C polymorphisms. We currently intend to pursue a separate arrangement with LabCorp or another third party to provide the diagnostic services of the Gencaro Test needed to support our GENETIC-AF trial. Obtaining an arrangement with a third party for developing or administering the Gencaro Test for the clinical trial could delay the launch and/or affect the cost and complexity of our planned study.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly GENETIC-AF, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year clinical study of Gencaro in approximately 200 patient and, depending on the outcome of the Phase 2b portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

Our executive officers, directors and their affiliates beneficially owned approximately 29% of our outstanding common stock as of March 31, 2013. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our stock price is expected to be volatile.

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the Gencaro Test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure substantial additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	potential receipt of government or third party funding to further develop Gencaro;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2013, 3,185,562 shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2013 approximately 1.3 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2013, there were approximately 138,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(3)

4.1	Form of Warrants to Purchase Shares of Common Stock.(5)

4.2	Form of Common Stock Purchase Warrant.(6)

4.3	Reference is made to Exhibits 3.1, 3.1(a) and 3.2.

10.1	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.(4)

10.2	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.(5)

10.3	Form of Registration Rights Agreement.(5)

10.4	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2013.(6)

10.5	Subscription Agreement.(6)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed April 22, 2013, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed January 23, 2013, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed February 1, 2013, File No. 000-22873.
*	Filed herewith.

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

Dated: May 13, 2013

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation. (2)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(3)

4.1	Form of Warrants to Purchase Shares of Common Stock. (5)

4.2	Form of Common Stock Purchase Warrant. (6)

4.3	Reference is made to Exhibits 3.1, 3.1(a) and 3.2.

10.1	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.(4)

10.2	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.(5)

10.3	Form of Registration Rights Agreement.(5)

10.4	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2013.(6)

10.5	Subscription Agreement.(6)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed April 22, 2013, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed January 23, 2013, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed February 1, 2013, File No. 000-22873.

*	Filed herewith.
†

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.