Form 10-Q
period 2013-06-30
ARCA biopharma, Inc.
filed 2013-08-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 9, 2013: 10,950,762

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,374	$2,920
Other current assets	284	125
Total current assets	20,658	3,045
Property and equipment, net	21	23
Other assets	104	144
Total assets	$20,783	$3,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$387	$65
Accrued compensation and employee benefits	103	103
Accrued expenses and other liabilities	257	121
Deferred rent, current portion	3	16
Total current liabilities	750	305
Total liabilities	$750	$305
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 135,000 shares authorized; 55,894 shares issued and outstanding at June 30, 2013; no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock, $0.001 par value; 100 million shares authorized; 10,096,162 shares issued and outstanding at June 30, 2013; 2,660,315 shares issued and outstanding at December 31, 2012.	10	3
Additional paid-in capital	90,287	70,898
Deficit accumulated during the development stage	(70,264)	(67,994)
Total stockholders’ equity	20,033	2,907
Total liabilities and stockholders’ equity	$20,783	$3,212

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2013
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$246	$322	$427	$744	$43,104
Selling, general and administrative	952	823	1,841	1,807	44,424
Merger transaction costs	—	—	—	—	5,470
Restructuring expense, net	—	—	—	—	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000
Total costs and expenses	1,198	1,145	2,268	2,551	101,411
Loss from operations	(1,198)	(1,145)	(2,268)	(2,551)	(101,411)
Gain on assignment of patent rights	—	—	—	—	2,000
Gain on bargain purchase	—	—	—	—	25,282
Interest and other income	1	1	1	1	2,029
Interest and other expense	(2)	(2)	(3)	(3)	(445)
Loss before income taxes	(1,199)	(1,146)	(2,270)	(2,553)	(72,545)
Benefit from income taxes	—	—	—	—	2,281
Net loss and comprehensive loss	$(1,199)	$(1,146)	$(2,270)	$(2,553)	$(70,264)

Less: Accretion of redeemable convertible preferred stock	—	—	—	—	(245)
Less: Deemed preferred stock dividend	(2,026)	—	(2,026)	—	(2,807)
Net loss attributable to common stockholders	$(3,225)	$(1,146)	$(4,296)	$(2,553)	$(73,316)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.65)	$(0.57)	$(1.08)	$(1.26)

Weighted average shares outstanding:
Basic and diluted	4,944,149	2,027,716	3,995,921	2,027,716

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.36 per share	—	—	—	—	—	—	2,588	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(116)	(116)
Balance, December 31, 2003	—	—	—	—	—	—	2,588	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.36 per share	—	—	—	—	—	—	19,720	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	(511)	(511)
Balance, December 31, 2004	—	—	—	—	—	—	22,308	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.36 per share	—	—	—	—	—	—	2,922	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.36 per share	—	—	—	—	—	—	2,978	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $48.84 per share	—	—	—	—	—	—	903	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	—	—	31,095	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	—	—	(1,459)	(1,459)
Balance, December 31, 2005	—	—	—	—	—	—	60,206	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $4.32 per share	—	—	—	—	—	—	17,372	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	8,019	—	3	—	3

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $4.32 per share	—	—	—	—	—	—	13,907	—	60	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	—	—	2,505	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $5.40 per share		—	—	—	—	—	38	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	(5,241)	(5,241)
Balance, December 31, 2006	9,222,257	14,919	—	—	—	—	102,047	—	1,583	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $10.08 per share	—	—	—	—	—	—	1,303	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $10.80 per share	—	—	—	—	—	—	642	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	—	—	2,783	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	—	—	13,915	—	—	—	—

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	2,227	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	(13,994)	(13,994)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	—	—	122,917	—	1,632	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	36,154		54	—	54
Net loss	—	—	—	—	—	—	—	—	—	(19,431)	(19,431)
Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	—	—	159,071	—	2,574	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	—	—	(7)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	—	—	507,123	1	33,780	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	—	—	145,465	—	8,501	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	—	—	447,826	—	11,913	—	11,913
Adjustment for fractional shares	—	—	—	—	—	—	(102)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	10,521	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	—	—	177	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	—	—	(9,138)	(9,138)
Balance, December 31, 2009	—	—	—	—	—	—	1,270,074	1	57,301	(49,890)	7,412

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	194,100	—	7,182	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	8,248	—	139	—	139
Share-based compensation	—	—	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Balance, December 31, 2010	—	—	—	—	—	—	1,472,422	1	65,080	(58,310)	6,771
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	557,890	1	4,016	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	188	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	—	—	(5,364)	(5,364)
Balance, December 31, 2011	—	—	—	—	—	—	2,030,500	2	69,404	(63,674)	5,732
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	629,815	1	1,188	—	1,189
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	—	—	(4,320)	(4,320)
Balance, December 31, 2012	—	—	—	—	—	—	2,660,315	3	70,898	(67,994)	2,907
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	—		—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	—		—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	—	—	—		125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—		—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—		—	—	—	—	(2,026)		(2,026)
Conversion of preferred stock to common stock					(69,106)	—	6,910,600	7	(7)	—	—
Costs of issuance of common stock and conversion of preferred stock to common stock					—	—			(30)		(30)
Share-based compensation	—	—	—	—	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	—	—	—	—	(2,270)	(2,270)
Balance, June 30, 2013	—	$—	—	$—	55,894	$—	10,096,162	$10	$90,287	$(70,264)	$20,033

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2013
	2013	2012
	(in thousands)
Cash flows used in operating activities:
Net loss	$(2,270)	$(2,553)	$(70,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	—	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	19	24	1,799
Non-cash interest expense	—	—	211
Share-based compensation	76	168	2,664
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	—	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	15	(5)	2,835
Other assets	40	40	7,366
Accounts payable	322	(34)	(1,803)
Accrued expenses and other liabilities	71	(257)	(19,150)
Deferred rent	(13)	(16)	3
Net cash used in operating activities	(1,740)	(2,633)	(99,161)
Cash flows used in investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(17)	(1)	(1,896)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	—	358
Proceeds from patent rights assignment	—	—	2,000
Net cash used in investing activities	(17)	(1)	45,037
Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	20,000	—	52,316
Payment of preferred stock offering costs	(2,083)	—	(2,329)
Proceeds from the issuance of common stock	1,741	—	15,850
Payment of common stock offering costs	(338)	(61)	(1,724)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(109)	(66)	(389)
Net cash provided by (used in) financing activities	19,211	(127)	74,498
Net increase (decrease) in cash and cash equivalents	17,454	(2,761)	20,374
Cash and cash equivalents, beginning of period	2,920	5,943	—
Cash and cash equivalents, end of period	$20,374	$3,182	$20,374
Supplemental cash flow information:
Interest paid	$3	$2	$118
Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163
Warrant issued in connection with credit facility	$—	$—	$111
Accrued deferred transaction costs	$—	$—	$482
Vendor finance agreement	$65	$68	$65

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Broomfield, Colorado and is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator that ARCA plans to evaluate in a new clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and left ventricular dysfunction, or HFREF. The Company has identified common genetic variations in receptors in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to the drug.

The Company plans to test this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. The Company plans to pursue this indication for Gencaro because data from the previously conducted Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, suggest that Gencaro may be successful in reducing or preventing AF.  GENETIC-AF is planned as a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype. The primary endpoint of GENETIC-AF is time to recurrent symptomatic AF or mortality.

ARCA has created an adaptive design for GENETIC-AF which it plans to initiate with a Phase 2B study in approximately 200 HFREF patients. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze selected data from the Phase 2B portion of the trial and determine whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their determination based on analysis of selected trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The interim analysis will focus on available data regarding AF event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3.  The Company believes the Phase 2B portion of the study would take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

The Company has been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which the Company believes will provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, the Company believes that if Gencaro is approved, a Gencaro patent will be eligible for patent term extension based on our current clinical trial plans which, if granted, may provide market exclusivity for Gencaro into 2029 or 2030 in the U.S. and Europe.

To complete both phases of the GENETIC-AF clinical trial and submit for FDA approval, the Company will need to raise additional funding through public or private equity transactions or a strategic combination or partnership. If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

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

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $101.4 million and had negative cash flows from operations of $99.2 million.

To support the continued development of Gencaro, the Company completed a public equity offering in June 2013 to initiate the Phase 2B/3 GENETIC-AF trial and fund ongoing operations. In light of the substantial additional time and costs associated with the development of Gencaro, the Company will need to raise a significant amount of capital on acceptable terms to finance the completion of GENETIC-AF and the Company’s ongoing operations. The Company currently believes its cash and cash equivalents balance as of June 30, 2013 will be sufficient to fund its operations through at least 2014. However, changing circumstances may cause the Company to consume capital significantly faster or slower than is currently anticipated. These estimates are based upon assumptions that may prove to be wrong, and ARCA could exhaust its available financial resources sooner than currently projected

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the planned GENETIC-AF clinical trial ;

•	the market price of the Company’s stock and the availability and cost of additional equity or debt capital;

•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in additional dilution to the Company’s existing stockholders. If the Company raises additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of the Company’s capital stock and could contain covenants that would restrict the Company’s operations. The Company also cannot predict what consideration might be available, if any, to the Company or its stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to the Company, or not be available on acceptable terms, the Company may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause the Company to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

Reverse Stock Split

On March 4, 2013, the Company completed a 1-for-6 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of results expected for the full year ending December 31, 2013. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at June 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

(2) Loss Per Share

The Company calculates basic loss per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions.  In the three and six month periods ended June 30, 2013, the calculation of net loss attributable to common stockholders includes the effect of the deemed dividend to Series A Preferred Stock purchasers (see Note 7).

Diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include Series A Convertible Preferred Stock, stock options and warrants for common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except shares and per share data)	2013	2012	2013	2012
Net loss	$(1,199)	$(1,146)	$(2,270)	$(2,553)

Less: Series A Preferred Stock deemed dividend	$(2,026)	$—	$(2,026)	$—
Net loss available to common shareholders	$(3,225)	$(1,146)	$(4,296)	$(2,553)

Weighted average shares of common stock outstanding	4,946,932	2,030,499	3,998,704	2,030,499
Less: Weighted-average shares of unvested common stock	(2,783)	(2,783)	(2,783)	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	4,944,149	2,027,716	3,995,921	2,027,716
Basic and diluted loss per share	$(0.65)	$(0.57)	$(1.08)	$(1.26)

Potentially dilutive securities representing 5.2 million and 606,000 weighted average shares of common stock were excluded for the three months ended June 30, 2013 and 2012, respectively, and potentially dilutive securities representing 3.3 million and 605,000 weighted average shares of common stock were excluded for the six months ended June 30, 2013 and 2012, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of June 30, 2013, the Company had $20.3 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three or six month period ended June 30, 2013.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2013	December 31, 2012
Computer equipment	3 years	$96	$104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	85	93
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	18	18
		517	533
Less accumulated depreciation and amortization		(496)	(510)
		$21	$23

For the six months ended June 30, 2013 and 2012, and for the period from Inception through June 30, 2013, depreciation and amortization expense was $19,000, $24,000, and $1.8 million respectively.

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

Operating Lease

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado. The office location serves as the Company’s primary business office.   In June 2011, the Company and its landlord amended the lease mutually agreeing for the Company to relocate to another suite, comprising approximately 4,500 square feet, within the same building.  The amended lease also modified the annual per square foot rate of rent.  As part of the lease amendment, the Company made a one-time payment to the landlord of $200,000 which the landlord agreed to use for the landlord’s improvements in the new leased premises. The original five year term of the Lease remained unchanged. The rent expense for the lease is being recognized on a straight-line basis over the lease term. The Company’s facility lease which would have originally expired in June 2013 was extended by a letter of extension and now expires in September 2013 at which time the Company intends to relocate to a new office facility. The remaining minimum lease payments committed under the extended lease through September 2013 are $20,000.

Under the original lease, the Company received tenant improvement reimbursements from the landlord totaling $593,000 which were recorded as deferred rent and were amortized as reductions to rent expense. The $200,000 payment made to the landlord in conjunction with the Amendment was recorded against the existing deferred rent. The net deferred rent balance is being amortized as reductions to rent expense over the remaining term of the lease. The unamortized deferred rent balance as of June 30, 2013 was $3,000.

Rent expense under this lease for the six months ended June 30, 2013 and 2012 was $27,000 and $24,000, respectively, and was $542,000 from Inception through June 30, 2013.

Effective August, 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado that will serve as the Company’s primary business office beginning October 1, 2013.  Minimum lease payments committed under this lease through September 2016 are approximately $240,000.

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

Public Offering

On June 4, 2013, the Company sold   shares of its Series A Convertible Preferred Stock (Preferred Stock) and warrants to purchase common stock in a public offering for aggregate gross proceeds of $20.0 million.  The Company issued 125,000 shares of Preferred Stock and warrants to purchase up to 6,250,000 shares of common stock at a purchase price of $160 per share of Preferred Stock. The net proceeds, after deducting placement agent fees and other offering expenses payable by the Company, were approximately $17.9 million. ARCA’s Director and Chief Executive Officer participated in the offering, purchasing 781 shares of Preferred Stock and warrants to purchase 39,050 shares of common stock.

Each share of Preferred Stock is initially convertible into 100 shares of the Company’s common stock at any time at the option of the holder; provided, that the holder will be prohibited from converting to the extent that, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. Each share of Preferred Stock has a liquidation preference of  $.001 per share. The shares of Preferred Stock have no preferential dividends or redemption rights, and no voting rights except as required by law.

Each purchaser in the offering was issued a warrant to purchase 50 shares of the Company’s common stock for each share of Preferred Stock purchased. The warrants have an exercise price of $1.60 per share, will expire on the five year anniversary of the date of issuance, and were exercisable immediately upon issuance, provided that the holder will be prohibited from exercising the warrants if, as a result of such exercise, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of common stock then issued and outstanding.

The securities were sold pursuant to a placement agreement and have been registered under the Securities Act of 1933 pursuant to the Company’s Registration Statement on Form S-1, as amended (No.333-187508), which was declared effective by the Securities and Exchange Commission on May 29, 2013, and the Preferred Stock and Warrants were offered and sold pursuant to a prospectus dated May 30, 2013.

In connection with the Preferred Stock financing, the Company recorded a non-cash dividend of approximately $2.0 million to recognize the intrinsic value of the embedded beneficial conversion feature.  Typically, such a deemed dividend would be represented as a reduction in a company’s retained earnings and an increase in additional paid in capital in recognition of the reapportionment of common shareholder value to the preferred stock purchasers.  However, since ARCA has an accumulated deficit, the deemed dividend is recognized by a reapportionment of additional paid in capital from common shareholders to additional paid in capital of preferred stock purchasers, which are combined in the Company’s statement of stockholders’ equity.

Warrants

As of June 30, 2013, warrants to purchase 8.2 million shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.53. These warrants, which were granted as part of various financing and business agreements, expire at various times between October 2013 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

(8) Share-based Compensation

For the three and six month periods ended June 30, 2013 and 2012 and for the period from Inception through June 30, 2013, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 17, 2001 (date of inception) to June 30, 2013
	2013	2012	2013	2012
Research and Development	$14	$25	$29	$51	$619
Selling, General and Administrative	20	53	47	117	1,658
Restructuring Expense	—	—	—	—	387
Total	$34	$78	$76	$168	$2,664

Stock option transactions for the three month period ended June 30, 2013 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2012	144,019	$18.28	4.91
Changes during the period:
Granted	—	—
Exercised	—	—
Forfeited, cancelled or expired	(6,314)	23.35
Options outstanding at June 30, 2013	137,705	$18.05	4.50

Options exercisable at June 30, 2013	126,197	$18.38	4.28
Options vested and expected to vest	136,325	$18.08	4.49

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, These statements include, but are not limited to, statements regarding the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the potential for Gencaro to be an effective potential treatment for atrial fibrillation and, the Company’s ability to fund future operations. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, the risks and uncertainties associated with: the Company’s financial resources and whether they will be sufficient to meet the Company’s business objectives and operational requirements; the Company’s ability to complete a strategic transaction to support the continued development Gencaro, and/or obtain additional financing; the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the Company’s ability to identify, develop and achieve commercial success for products and technologies; drug discovery and the regulatory approval process; estimated timelines for regulatory filings and the implications of interim or final results of the Company’s clinical trials; the extent to which the Company’s issued and pending patents may protect its products and technology; the potential of the Company’s clinical development program to lead to the approval of the Company’s New Drug Application for Gencaro; and, the impact of competitive products and technological changes. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2012, as amended, the Company’s Registration Statement on Form S-1 (Registration No. 333-187508), and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

GENETIC-AF is planned as a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype.   The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF or mortality, will be measured over a twenty-four week period after the patient’s AF has been electrically cardioverted through the administration of a direct current shock to restore normal heart rhythm.

We have created an adaptive design for GENETIC-AF which we plan to initiate with a Phase 2B study in approximately 200 HFREF patients with recent onset, persistent AF who have a genetic variant of the beta-1 adrenergic receptor that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF or all-cause mortality, an additional efficacy measure  in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. All 200 patients in the Phase 2B portion of the trial will have AF burden measured by continuous monitoring, either by previously implanted cardiac resynchronization or defibrillation devices, or newly or previously inserted loop recorders. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze selected data from the Phase 2B portion of the trial and determine whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their determination based on analysis of selected trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The interim analysis will focus on available data regarding AF event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company believes the Phase 2B portion of the study would take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.  The trial is designed to compare Gencaro to the beta-blocker Toprol XL in patients with the beta-1 389 arginine homozygous genotype, which we believe responds most favorably to Gencaro. We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF, whereas we believe the therapeutic benefit of Toprol XL does not appear to be enhanced in patients with this genotype. A retrospective analysis of data from the BEST trial shows that the entire cohort of patients in the BEST trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In the BEST DNA substudy, patients with the beta-1 389 arginine homozygous genotype experienced a 74% (p = 0.0003) reduction in risk of AF when receiving Gencaro, based on the same analysis. The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the US general population.

Medtronic, Inc., a leader in medical technologies to improve the treatment of chronic diseases including cardiac rhythm disorders, has signed a collaboration agreement with us to collaborate on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA plans to conduct a substudy that will include continuous monitoring of the cardiac rhythms of all 200 patients enrolled during the Phase 2B portion, and an additional 100 patients in the Phase 3 portion, of GENETIC-AF.  The collaboration will be administered by a joint ARCA-Medtronic committee. Medtronic will use its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and provide the data to us at the close of the Phase 2B portion of the trial. Medtronic will support the reimbursement process for patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, we will seek to enroll an additional 100 patients in the substudy, and Medtronic will provide the agreed-on CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy, and support the reimbursement process.

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

To support the continued development of Gencaro, we completed a public equity offering in June 2013 to initiate the Phase 2B/3 GENETIC-AF trial and fund ongoing operations.  In light of the substantial additional time and costs associated with the development of Gencaro, we will need to raise a significant amount of capital on acceptable terms to finance the completion of GENETIC-AF and our ongoing operations.  We anticipate that our current cash and cash equivalents will be sufficient to fund our operations through at least the end of 2014. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical research & development, regulatory, and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro. Research and Development expense for the three months ended June 30, 2013 was $246,000 compared to $322,000 for the corresponding period of 2012, a decrease of approximately $76,000. R&D expense was $427,000 for the six months ended June 30, 2013 as compared to $744,000 for the corresponding period of 2012, a decrease of $317,000.

Clinical research & development expense decreased $79,000 for the three months and $163,000 for the six months ended June 30, 2013 primarily due to reduced personnel costs from staff furloughs implemented in the third quarter of 2012.  Clinical research & development expense increased $44,000 for the three months ended June 30, 2013 primarily due to increased consulting costs attributable to the restart of our clinical development activities compared to the corresponding period of 2012.

Regulatory and manufacturing process costs decreased $40,000 for the three months and $145,000 for the six months ended June 30, 2013 compared to the corresponding periods of 2012. The decreases in both the three and six month periods ended June 30, 2013 compared to the corresponding period of 2012 is primarily due to reduced personnel costs from staff furloughs implemented in the third quarter of 2012.

R&D expenses for the remainder of 2013 are expected to increase from those of the first half of 2013 as we initiate our  GENETIC-AF clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expense was $952,000 for the three months ended June 30, 2013 as compared to $823,000 for the corresponding period in 2012, an increase of $129,000.  For both of the six month periods ended June 30, 2013 and 2012, SG&A expense was approximately $1.8 million.  The increase in the three months ended June 30, 2013 as compared to the corresponding period of 2012 is comprised of increased personnel costs of approximately $96,000 attributable to bonus payments made in June 2013, and an increase in consulting costs of approximately $47,000 primarily attributable to activities supporting our financing efforts.

In the six months ended June 30, 2013 as compared to the corresponding period of 2012, total SG&A costs increased approximately $34,000.  The change included increased costs for legal, consulting , and outside support services of approximately $175,000 primarily attributable to the special shareholder meeting held in the first quarter of 2013 and in support of our financing efforts.  These increases were offset by reduced personnel, travel, and board of director costs of approximately $134,000 attributable to staff furloughs and other cost reduction efforts implemented in the third quarter of 2012.

SG&A expenses for the remainder of 2013 are expected to increase from those of the first half of 2013 as we increase our activities to support initiation of our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $1,000 in the three months and six months ended June 30, 2013 and June 30 2012. The amounts and related change between years are nominal to our overall operations. We expect interest income to continue to be nominal in 2013 due to low investment yields.

Interest and Other Expense

Interest and other expense was approximately $2,000 in the three months ended June 30, 2013 and June 30, 2012, and $3,000 for the six months ended June 30, 2013 and June 30, 2012. Based on our current capital structure, interest expense for 2013 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$20,374	$2,920

As of June 30, 2013, we had total cash and cash equivalents of approximately $20.4 million, as compared to $2.9 million as of December 31, 2012. The net increase of $17.5 million in the six month period reflects the $19.3 million of net proceeds from our stock offerings completed, less approximately $1.7 million of cash used to fund operating activities and approximately $109,000 in payments on a vendor financing arrangement during the six months ended June 30, 2013.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by:
Operating activities	$(1,740)	$(2,633)
Investing activities	(17)	(1)
Financing activities	19,211	(127)
Net increase (decrease) in cash and cash equivalents	$17,454	$(2,761)

Net cash used in operating activities for the six months ended June 30, 2013 decreased approximately $893,000 compared with the same period in 2012 primarily due to decreased R&D and SG&A expenses discussed above and due to increased accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ended June 30, 2013 was approximately $17,000, representing investment in capitalized equipment compared to $1,000 used in investing activities in the six months ended June 30, 2012.

Net cash provided by financing activities was $19.2 million for the six months ended June 30, 2013 representing $19.3 million of net proceeds from three equity financings completed during the period, less $109,000 in payments on a vendor finance agreement. Net cash used in financing activities of $127,000 for the six months ended June 30, 2012 consisted of $61,000 in costs incurred in 2012 related to the equity financing completed in December 2011 and $66,000 in payments on a vendor finance agreement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock and funds provided by the merger with Nuvelo. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

We have completed three equity-financing transactions in 2013 and raised approximately $19.3 million, net of offering costs. On January 22, 2013, we sold approximately $1 million of our common stock and warrants for common stock in a private placement transaction with accredited investors and our Chief Executive Officer. We issued 356,430 shares of common stock together with warrants to purchase 249,501 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses, were approximately $805,000.  Each unit, consisting of a share of common stock and a warrant to purchase 0.70 shares of common stock, was sold at a purchase price of $2.81 per unit. The warrants were exercisable upon issuance, expire seven years from the date of issuance, and have an exercise price of $2.28 per share. Pursuant to the terms of the Registration Rights Agreements (the Rights Agreements) entered into as part of this and prior Private Placement transactions, we filed a registration statement for the resale of the shares underlying the units sold in these private placements. That registration statement was declared effective by the Securities and Exchange Commission on February 14, 2013.

On January 31, 2013, we sold approximately $730,000 of ARCA’s common stock and warrants for common stock in a Registered Direct Offering in which we issued 164,636 shares of common stock and warrants to purchase 65,855 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses payable by us, was approximately $616,000.  Each unit, consisting of a share of common stock and a warrant to purchase 0.40 shares of common stock, was sold at a purchase price of $4.43 per unit. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $4.13 per share. The Registered Direct Offering was effected pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 1, 2013. The warrant agreements provide for settlement of the warrants in unregistered shares should an effective registration statement or current prospectus not be in place at the time a warrant is exercised.

On June 4, 2013, we sold shares of our Series A Convertible Preferred Stock (Preferred Stock) and warrants to purchase common stock in a public offering for aggregate gross proceeds of $20 million.  We issued 125,000 shares of Preferred Stock and warrants to up to purchase 6,250,000 shares of common stock at a at a purchase price of $160 per share of Preferred Stock.  The net proceeds, after deducting placement agent fees and other offering expenses payable by us, were approximately $17.9 million.  Each share of Preferred Stock is convertible into 100 shares of the Company’s Common Stock at any time at the option of the holder.  The Warrants have an exercise price of $1.60 per share, will expire on the five year anniversary of the date of issuance, and were exercisable immediately upon issuance. Our Chief Executive Officer participated in the offering, purchasing 781 shares of Preferred Stock and warrants to purchase 39,050 shares of common stock.

We believe these financings have positioned us to initiate our GENETIC-AF Phase 2B/3 clinical trial for which we currently anticipate initiating patient enrollment in the first quarter of 2014.  Our ability to execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	recruitment and formation of key oversight committees

•	selection and successfully entering into agreements with clinical research organizations for managing the clinical trial

•	recruitment of sufficient clinical trial sites and enrollment of patients

•	our ability to control costs associated with the clinical trial and our operations;

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors; general economic and industry conditions affecting the availability and cost of capital;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities will likely be necessary for us to complete both Phase 2B and Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  We anticipate that our current cash and cash equivalents will be sufficient to fund our operations through at least the end of 2014. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2012 and our unaudited condensed consolidated financial statements for the six months ended June 30, 2013, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2012 that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. In June 2013 the Company raised aggregate net proceeds of $17.9 million positioning ARCA to initiate the phase 2B portion of GENETIC-AF and we now anticipate that our current cash and cash equivalents will be sufficient to fund our operations through at least 2014. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a future strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock or Preferred Stock.

We will need to raise substantial additional funds through public or private equity transactions complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the planned GENETIC-AF clinical trial, the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private equity transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro.

We believe our cash and cash equivalents balance as of June 30, 2013 will be sufficient to fund our operations, at our projected cost structure, through at least 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We plan to conduct a Phase 2B/Phase 3 clinical study of Gencaro in 200 hundred HFREF patients with AF initially,  and it could expand to approximately 620 HFREF patients with AF. Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fully fund such a trial.

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

We expect that we, will rely primarily on third parties to conduct clinical trials, including the AF clinical trial that we are initiating. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing GENETIC-AF, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with current or future collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of a new multi-year clinical study of Gencaro in approximately 200 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. There can be no assurance that our clinical trials will be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

As of August 8, 2013, the closing price of our common stock was $1.41 per share, and the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was approximately $14.3 million and the total market value of our listed securities was approximately $15.4 million. As of June 30, 2013, we had stockholders’ equity of $20.0 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic, Inc. or Medtronic for the support of our GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or proceed, if the trial has not begun by December 1, 2014, or if Medtronic’s obligations are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

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

Our planned GENETIC-AF clinical trial will require the use of a third-party diagnostic services provider to administer the genetic test needed to identify the patient receptor genotypes of clinical trial participants. We do not currently have a third-party diagnostic services provider identified to perform this work for our planned clinical trial. If we have difficulty getting an arrangement for administering the genetic test, the launch of our clinical trial could be delayed.

The planned GENETIC-AF clinical trial we intend to conduct with Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype and the trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial will require use of a third-party diagnostic service to perform the genetic test. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We currently intend to pursue a separate arrangement with LabCorp or another third party to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. Obtaining an arrangement with a third party for developing or administering the genetic test for the clinical trial could delay the launch and/or affect the cost and complexity of our planned study. The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization. The regulatory pathway for co-development of therapeutics and companion diagnostics is uncertain. Changes to regulatory advice could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the companion diagnostic would occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostic Device Evaluation and Safety. It is unclear whether the FDA will finalize this guidance in its current form, or when it will do so. Even if the FDA does finalize the guidance, it is difficult to predict how it will implement the guidance. For example, the draft guidance allows for flexibility by the FDA in the case of disease indications with serious unmet medical needs, but it is unclear how this discretion will be applied by the agency. Therefore, even with the issuance of the draft guidance, the FDA’s expectations for companion diagnostics remain unclear. The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

Assays that can be used as companion diagnostics for detecting beta-1 389 Arg receptor are commercially available, but in most cases they do not yet have regulatory approval for use as companion diagnostics. In GENETIC-AF, we plan to use commercially available companion diagnostics, however we do not yet have a formal arrangement with a diagnostics provider and as part of any such arrangement the diagnostic will be required to obtain regulatory approval for use in our GENETIC-AF trial.  Any delay in such approval would delay our clinical trial.

Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates that require such diagnostics, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any products that receive marketing approval. As a result, our business could be materially harmed.

We will need to establish a collaborative arrangement with a third-party diagnostics services provider to obtain marketing clearance or approval of the companion genetic test. There is no guarantee that the FDA will grant timely clearance or approval of the genetic test, if at all, and failure to obtain such timely clearance or approval would adversely affect our ability to market Gencaro.

The drug label we intend to seek for Gencaro would identify the patient receptor genotype for which the drug is approved. Accordingly, we believe developing a genetic test that is simple to administer and widely available will be critical to the successful commercialization of Gencaro and also to the ability to conduct our planned GENETIC-AF clinical trial. The genetic test will be subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome.

Despite the time and expense expended, regulatory clearance or approval is never guaranteed. If regulatory clearance or approval is delayed, or if a third-party diagnostic services provider is unable to obtain FDA approval of the genetic test at all or in parallel with the approval of Gencaro, or is unable to commercialize the test successfully and in a manner that effectively supports the commercial efforts for Gencaro, or if the information concerning the differential response to Gencaro resulting from certain genetic variation is not included in the approval label for Gencaro, the commercial launch of Gencaro may be significantly and adversely affected.

A third-party diagnostics provider may need to conduct clinical trials to support current or future versions of the genetic test. Delays or failures in any such clinical trials may prevent a third-party diagnostics provider from commercializing any modified or new versions of the genetic test and will adversely affect our business, operating results and prospects.

Based on discussions with the FDA, we do not believe that additional clinical data other than data from the GENETIC-AF trial, are needed for the genetic test submission. However, the FDA may require clinical data for the genetic test submission and/or future products. Initiating and completing clinical trials necessary to support 510(k)s or PMAs, if required, for current or future products will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we or our third party suppliers advance into clinical trials may not have favorable results in later clinical trials.

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

If a third-party diagnostics provider responsible for the genetic test or certain of its third-party suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in trial or from the market.

Any diagnostic for which a third-party diagnostics provider obtains clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. With respect to the genetic test, to the extent applicable, any third-party diagnostics provider and certain of its suppliers will be required to comply with the FDA’s Quality System Regulation, or QSR, and International Standards Organization, or ISO, requirements which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which clearance or approval is obtained. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by a third-party diagnostics provider, or certain of its third-party manufacturers or suppliers, as the case may be, to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. If any of these actions were to occur, it could harm our reputation and cause product sales and profitability of Gencaro to suffer and may prevent us from generating revenue or utilizing the genetic test further in any clinical trial. Even if regulatory clearance or approval is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.

Future sales of Gencaro may suffer if its marketplace acceptance is negatively affected by the genetic test.

The genetic test is an important component of the commercial strategy for Gencaro in addition to being required to proceed with our planned AF trial. We believe that the genetic test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The genetic test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF or HF therapy. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the genetic test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2013, we had 10,096,162 shares of common stock outstanding, 20% of which is 2,019,232 shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction,  we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a CRL in which the FDA stated that it could not approve the Gencaro NDA in its current form, and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We plan to conduct a clinical study of Gencaro in HREF patients to assess its efficacy in reducing or preventing AF. We anticipate that GENETIC-AF could begin approximately six months after we obtain sufficient funding. This trial is planned to begin as a Phase 2B study in approximately 200 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. We believe the Phase 2B study would take approximately two years to complete. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. The U.S. Congress has enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Such excise taxes may impact any potential sales of the genetic test if it is approved for marketing. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

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

Certain intellectual property licensed by us is the subject of additional licensing arrangements to which the party that has licensed rights to us is subject. If such parties were to breach the terms of such licenses or such licenses were otherwise to terminate, our and our partners’ rights to use such technology and develop and commercialize their products such as the genetic test may terminate and our business would be materially harmed.

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

Our executive officers, directors and their affiliates beneficially owned approximately 10% of our outstanding common stock as of June 30, 2013. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our stock price is expected to be volatile.

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;
•	our ability to secure substantial additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;
•	potential receipt of government or third party funding to further develop Gencaro;
•	the results of our future clinical trials and any future NDAs of our current and future product candidates;
•	the entry into, or termination of, key agreements, including key strategic alliance agreements;
•	the results and timing of regulatory reviews relating to our product candidates;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;
•	issues in manufacturing our product candidates or any approved products;
•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;
•	the loss of key employees;
•	the introduction of technological innovations or new commercial products by our competitors;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	future sales of our common stock;
•	changes in the structure of health care payment systems;
•	period-to-period fluctuations in our financial results; and
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2013, 10,096,162 shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2013 approximately 8.2 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2013, there were approximately  138,000  shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock or Preferred Stock.

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
•

authorize the issuance of up to approximately 4.9 million additional shares of preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(5)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(3)

4.1	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. (5)

4.2	Form of Common Stock Purchase Warrant.(5)

4.3	Reference is made to Exhibits 3.1, 3.1(a) and 3.2.

10.1	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.(4)

10.2*	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.

10.3	Letter Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated April 11, 2013. (5)

10.4*	Letter of Lease Extension, dated May 16,, 2013, by and between Arista Place, LLC and ARCA biopharma, Inc.

10.5	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013. (6)

10.6*	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.

10.7*	Amendment Agreement by and between ARCA biopharma, Inc. and Patrick M. Wheeler, effective as of June 13, 2013.

10.8*	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document ( furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed April 22, 2013, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc’s Form S-1, filed on March 25, 2013, as amended, File No. 333-187508.
(6)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 6, 2013.
*	Filed herewith.
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

Dated: August 13, 2013

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(5)

3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(3)

4.1	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. (5)

4.2	Form of Common Stock Purchase Warrant. (5)

4.3	Reference is made to Exhibits 3.1, 3.1(a) and 3.2.

10.1	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.(4)

10.2*	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.

10.3	Letter Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated April 11, 2013. (5)

10.4*	Letter of Lease Extension dated May 16, 2013, by and between Arista Place, LLC and ARCA biopharma, Inc.

10.5	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.(6)

10.6*	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.

10.7*	Amendment Agreement by and between ARCA biopharma, Inc. and Patrick M. Wheeler, effective as of June 13, 2013.

10.8*	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (furnished electronically herewith)

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed April 22, 2013, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013, as amended, File No. 333-187508.
(6)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 6, 2013.
*	Filed herewith.
†

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.