Form 10-Q
period 2013-09-30
ARCA biopharma, Inc.
filed 2013-11-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
11080 CirclePoint Road, Suite 140, Westminster, CO	80020
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 8, 2013: 15,675,562

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,632	$2,920
Other current assets	379	125
Total current assets	19,011	3,045
Property and equipment, net	27	23
Other assets	100	144
Total assets	$19,138	$3,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447	$65
Accrued compensation and employee benefits	75	103
Accrued expenses and other liabilities	247	121
Deferred rent, current portion	—	16
Total current liabilities	769	305
Total liabilities	769	305
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 135,000 shares authorized; 24,902 shares issued and outstanding at September 30, 2013; no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock, $0.001 par value; 100 million shares authorized; 13,195,362 shares issued and outstanding at September 30, 2013; 2,660,315 shares issued and outstanding at December 31, 2012.	13	3
Additional paid-in capital	90,343	70,898
Deficit accumulated during the development stage	(71,987)	(67,994)
Total stockholders’ equity	18,369	2,907
Total liabilities and stockholders’ equity	$19,138	$3,212

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2013
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$714	$156	$1,141	$901	$43,818
Selling, general and administrative	1,011	772	2,852	2,579	45,435
Merger transaction costs	—	—	—	—	5,470
Restructuring expense, net	—	—	—	—	2,413
Loss on impairment of in-process research and development	—	—	—	—	6,000
Total costs and expenses	1,725	928	3,993	3,480	103,136
Loss from operations	(1,725)	(928)	(3,993)	(3,480)	(103,136)
Gain on assignment of patent rights	—	—	—	—	2,000
Gain on bargain purchase	—	—	—	—	25,282
Interest and other income	2	2	3	3	2,031
Interest and other expense	—	(1)	(3)	(3)	(445)
Loss before income taxes	(1,723)	(927)	(3,993)	(3,480)	(74,268)
Benefit from income taxes	—	—	—	—	2,281
Net loss and comprehensive loss	$(1,723)	$(927)	$(3,993)	$(3,480)	$(71,987)
Less: Accretion of redeemable convertible preferred stock	—	—	—	—	(245)
Less: Deemed preferred stock dividend	—	—	(2,026)	—	(2,807)
Net loss attributable to common stockholders	$(1,723)	$(927)	$(6,019)	$(3,480)	$(75,039)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.16)	$(0.41)	$(0.96)	$(1.65)
Weighted average shares outstanding:
Basic and diluted	10,832,516	2,283,736	6,299,828	2,113,679

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.36 per share	—	—	—	—	—	—	2,588	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(116)	(116)
Balance, December 31, 2003	—	—	—	—	—	—	2,588	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.36 per share	—	—	—	—	—	—	19,720	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	(511)	(511)
Balance, December 31, 2004	—	—	—	—	—	—	22,308	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.36 per share	—	—	—	—	—	—	2,922	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.36 per share	—	—	—	—	—	—	2,978	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $48.84 per share	—	—	—	—	—	—	903	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	—	—	31,095	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	—	—	(1,459)	(1,459)
Balance, December 31, 2005	—	—	—	—	—	—	60,206	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $4.32 per share	—	—	—	—	—	—	17,372	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	8,019	—	3	—	3

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $4.32 per share	—	—	—	—	—	—	13,907	—	60	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	—	—	2,505	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $5.40 per share		—	—	—	—	—	38	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	(5,241)	(5,241)
Balance, December 31, 2006	9,222,257	14,919	—	—	—	—	102,047	—	1,583	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $10.08 per share	—	—	—	—	—	—	1,303	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $10.80 per share	—	—	—	—	—	—	642	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	—	—	2,783	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	—	—	13,915	—	—	—	—

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	2,227	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	(13,994)	(13,994)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	—	—	122,917	—	1,632	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	36,154	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	(19,431)	(19,431)
Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	—	—	159,071	—	2,574	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	—	—	(7)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	—	—	507,123	1	33,780	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	—	—	145,465	—	8,501	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	—	—	447,826	—	11,913	—	11,913
Adjustment for fractional shares	—	—	—	—	—	—	(102)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	10,521	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	—	—	177	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	—	—	(9,138)	(9,138)
Balance, December 31, 2009	—	—	—	—	—	—	1,270,074	1	57,301	(49,890)	7,412

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	194,100	—	7,182	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	8,248	—	139	—	139
Share-based compensation	—	—	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Balance, December 31, 2010	—	—	—	—	—	—	1,472,422	1	65,080	(58,310)	6,771
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	557,890	1	4,016	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	188	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	—	—	(5,364)	(5,364)
Balance, December 31, 2011	—	—	—	—	—	—	2,030,500	2	69,404	(63,674)	5,732
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	629,815	1	1,188	—	1,189
Share-based compensation	—	—	—	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	—	—	(4,320)	(4,320)
Balance, December 31, 2012	—	—	—	—	—	—	2,660,315	3	70,898	(67,994)	2,907
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	—	—	—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	—	—	—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—	—	—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—	—	—	—	—	—	(2,026)	—	(2,026)
Conversion of preferred stock to common stock	—	—	—	—	(100,098)	—	10,009,800	10	(10)	—	—
Costs of issuance of common stock and conversion of preferred stock to common stock	—	—	—	—	—	—	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	—	—	(3,993)	(3,993)
Balance, September 30, 2013	—	$—	—	$—	24,902	$—	13,195,362	$13	$90,343	$(71,987)	$18,369

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2013
	2013	2012
	(in thousands)
Cash flows used in operating activities:
Net loss	$(3,993)	$(3,480)	$(71,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	—	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	24	34	1,804
Non-cash interest expense	—	—	211
Share-based compensation	125	243	2,713
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	—	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(80)	219	2,740
Other assets	44	60	7,370
Accounts payable	382	(141)	(1,743)
Accrued expenses and other liabilities	98	(318)	(19,123)
Deferred rent	(16)	(25)	—
Net cash used in operating activities	(3,416)	(3,408)	(100,837)
Cash flows (used in) provided by investing activities:
Cash received from Merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(28)	(1)	(1,907)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	—	358
Proceeds from patent rights assignment	—	—	2,000
Net cash (used in) provided by investing activities	(28)	(1)	45,026
Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	20,000	—	52,316
Payment of preferred stock offering costs	(2,083)	—	(2,329)
Proceeds from the issuance of common stock	1,741	953	15,850
Payment of common stock offering costs	(328)	(272)	(1,714)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(174)	(134)	(454)
Net cash provided by (used in) financing activities	19,156	547	74,443
Net increase (decrease) in cash and cash equivalents	15,712	(2,862)	18,632
Cash and cash equivalents, beginning of period	2,920	5,943	—
Cash and cash equivalents, end of period	$18,632	$3,081	$18,632
Supplemental cash flow information:
Interest paid	$3	$3	$118
Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163
Warrant issued in connection with credit facility	$—	$—	$111
Accrued deferred transaction costs	$—	$—	$482
Vendor finance agreement	$—	$—	$—

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Westminster, Colorado and is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator that ARCA plans to evaluate in a new clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and left ventricular dysfunction, or HFREF. The Company has identified common genetic variations in receptors in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to the drug.

The Company plans to test this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on prior clinical data from the previously conducted Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, suggest that Gencaro may be successful in reducing or preventing AF.  GENETIC-AF is planned as a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype the Company believes responds most favorably to Gencaro. The primary endpoint of GENETIC-AF is time to recurrent symptomatic AF or all-cause mortality.

ARCA has created an adaptive design for GENETIC-AF which it plans to initiate with a Phase 2B study in approximately 200 HFREF patients. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze selected data from the Phase 2B portion of the trial and recommend whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of selected trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The interim analysis will focus on available data regarding AF event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3.  The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps. The Company believes the Phase 2B portion of the study would take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

The Company has been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which the Company believes may provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, the Company believes that if Gencaro is approved, a Gencaro patent will be eligible for patent term extension based on our current clinical trial plans which, if granted, may provide market exclusivity for Gencaro into 2029 or 2030 in the U.S. and Europe.

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

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval for Gencaro and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of common and preferred stock, as well as through the business combination with Nuvelo, Inc, or Nuvelo.

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $103.1 million and had negative cash flows from operations of $100.8 million.

To support the continued development of Gencaro, the Company completed a public equity offering in June 2013 to initiate the Phase 2B/3 GENETIC-AF trial and fund ongoing operations. In light of the substantial additional time and costs associated with the development of Gencaro, the Company will need to raise a significant amount of capital on acceptable terms to finance the completion of GENETIC-AF and the Company’s ongoing operations. The Company currently believes its cash and cash equivalents balance as of September 30, 2013 will be sufficient to fund its operations through at least 2014. However, changing circumstances may cause the Company to consume capital significantly faster or slower than is currently anticipated. These estimates are based upon assumptions that may prove to be wrong, and ARCA could exhaust its available financial resources sooner than currently projected.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results expected for the full year ending December 31, 2013. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at September 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

(2) Loss Per Share

The Company calculates basic loss per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions.  In the three and nine month periods ended September 30, 2013, the calculation of net loss attributable to common stockholders includes the effect of the deemed dividend to Series A Preferred Stock purchasers (see Note 7).

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except shares and per share data)	2013	2012	2013	2012
Net loss	$(1,723)	$(927)	$(3,993)	$(3,480)

Less: Series A Preferred Stock deemed dividend	—	—	(2,026)	—
Net loss available to common shareholders	$(1,723)	$(927)	$(6,019)	$(3,480)

Weighted average shares of common stock outstanding	10,835,299	2,286,519	6,302,611	2,116,462
Less: Weighted-average shares of unvested common stock	(2,783)	(2,783)	(2,783)	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	10,832,516	2,283,736	6,299,828	2,113,679
Basic and diluted loss per share	$(0.16)	$(.41)	$(0.96)	$(1.65)

Potentially dilutive securities representing 13.1 million and 0.8 million weighted average shares of common stock were excluded for the three months ended September 30, 2013 and 2012, respectively, and potentially dilutive securities representing 6.7 million and 0.7 million weighted average shares of common stock were excluded for the nine months ended September 30, 2013 and 2012, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of September 30, 2013, the Company had $18.6 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three or nine month period ended September 30, 2013.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2013	December 31, 2012
Computer equipment	3 years	$97	$104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	86	93
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	8	18
		509	533
Less accumulated depreciation and amortization		(482)	(510)
		$27	$23

For the nine months ended September 30, 2013 and 2012, and for the period from Inception through September 30, 2013, depreciation and amortization expense was $24,000, $34,000, and $1.8 million respectively.

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

Operating Lease

On February 8, 2008, the Company entered into a lease agreement for approximately 15,000 square feet of newly constructed office facilities in Broomfield, Colorado. The office location served as the Company’s primary business office.   In June 2011, the Company and its landlord amended the lease mutually agreeing for the Company to relocate to another suite, comprising approximately 4,500 square feet, within the same building.   The original five year term of the Lease remained unchanged. The Company’s facility lease which would have originally expired in June 2013 was extended by a letter of extension through September 30 2013.

Rent expense under this lease for the nine months ended September 30, 2013 and 2012 was $44,000 and $36,000, respectively, and was $559,000 from Inception through September 30, 2013.

Effective August, 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado that has served as the Company’s primary business office since October 1, 2013.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2013:

2013	$19,000
2014	78,000
2015	81,000
2016	62,000
Total future minimum lease payments	$240,000

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

Each share of Preferred Stock is initially convertible into 100 shares of the Company’s common stock at any time at the option of the holder; provided, that the holder will be prohibited from converting to the extent that, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. Each share of Preferred Stock has a liquidation preference of $.001 per share. The shares of Preferred Stock have no preferential dividends or redemption rights, and no voting rights except as required by law. As of September 30, 2013, 100,098 shares of the Preferred Stock had been converted into 10,009,800 shares of ARCA common stock.  An additional 24,802 shares of Preferred Stock were converted into 2,480,200 shares of common stock between October 1, 2013 and October 31, 2013.

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

Warrants

As of September 30, 2013, warrants to purchase approximately 8.2 million shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.53. These warrants, which were granted as part of various financing and business agreements, expire at various times between October 2013 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2013 and 2012 and for the period from Inception through September 30, 2013, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 17, 2001 (date of inception) to September 30, 2013
	2013	2012	2013	2012
Research and Development	$7	$25	$36	$76	$626
Selling, General and Administrative	42	49	89	167	1,700
Restructuring Expense	—	—	—	—	387
Total	$49	$74	$125	$243	$2,713

Stock option transactions for the nine month period ended September 30, 2013 under all plans are as follows:

	# of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2012	144,019	$18.28	4.91
Changes during the period:
Granted	731,535	1.38
Exercised	—	—
Forfeited, cancelled or expired	(39,113)	11.07
Options outstanding at September 30, 2013	836,441	$3.84	9.39

Options exercisable at September 30, 2013	115,435	$18.08	6.12
Options vested and expected to vest	721,216	$4.20	9.31

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, These statements include, but are not limited to, statements regarding the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the potential for Gencaro to be an effective potential treatment for atrial fibrillation and, the Company’s ability to fund future operations. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, the risks and uncertainties associated with: the Company’s financial resources and whether they will be sufficient to meet the Company’s business objectives and operational requirements; the Company’s ability to complete a strategic transaction to support the continued development of Gencaro, and/or obtain additional financing; the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the Company’s ability to identify, develop and achieve commercial success for products and technologies; drug discovery and the regulatory approval process; estimated timelines for regulatory filings and the implications of interim or final results of the Company’s clinical trials; the extent to which the Company’s issued and pending patents may protect its products and technology; the potential of the Company’s clinical development program to lead to the approval of the Company’s New Drug Application for Gencaro; and, the impact of competitive products and technological changes. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2012, as amended, the Company’s Registration Statement on Form S-1 (Registration No. 333-187508), and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

GENETIC-AF is planned as a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype we believe responds most favorably to Gencaro.   The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF or all-cause mortality, will be measured over a twenty-four week period after the patient’s AF has been electrically cardioverted through the administration of a direct current shock to restore normal heart rhythm.

We have created an adaptive design for GENETIC-AF which we plan to initiate with a Phase 2B study in approximately 200 HFREF patients with recent onset, persistent AF who have a genetic variant of the beta-1 adrenergic receptor that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. All 200 patients in the Phase 2B portion of the trial will have AF burden measured by continuous monitoring, either by previously implanted cardiac resynchronization or defibrillation devices, or newly or previously inserted loop recorders. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze selected data from the Phase 2B portion of the trial and recommend whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of selected trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The interim analysis will focus on available data regarding AF event rates,

AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps.  The Company believes the Phase 2B portion of the study would take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.  The trial is designed to compare Gencaro to the beta-blocker Toprol XL in patients with the beta-1 389 arginine homozygous genotype, which we believe responds most favorably to Gencaro. We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF, whereas we believe the therapeutic benefit of Toprol XL does not appear to be enhanced in patients with this genotype. A retrospective analysis of data from the BEST trial shows that the entire cohort of patients in the BEST trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In the BEST DNA substudy, patients with the beta-1 389 arginine homozygous genotype experienced a 74% (p = 0.0003) reduction in risk of AF when receiving Gencaro, based on the same analysis. The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the US general population.

Medtronic, Inc., a leader in medical technologies to improve the treatment of chronic diseases including cardiac rhythm disorders, has signed an agreement with us to collaborate on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA plans to conduct a substudy that will include continuous monitoring of the cardiac rhythms of all 200 patients enrolled during the Phase 2B portion, and an additional 100 patients in the Phase 3 portion, of GENETIC-AF.  The collaboration will be administered by a joint ARCA-Medtronic committee. Medtronic will use its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and provide the data to us at the close of the Phase 2B portion of the trial. Medtronic will support the reimbursement process for patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, we will seek to enroll an additional 100 patients in the substudy, and Medtronic will provide the agreed-on CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy, and support the reimbursement process.

We have been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which we believe may provide market exclusivity for these uses of Gencaro into at least 2026 in the U.S. and into 2025 in Europe. In addition, we believe that if Gencaro is approved, a Gencaro patent will be eligible for patent term extension based on our current clinical trial plans which, if granted, may provide market exclusivity for Gencaro into 2029 or 2030 in the U.S. and Europe.

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

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical, regulatory, and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro. Research and Development expense for the three months ended September 30, 2013 was $714,000 compared to $156,000 for the corresponding period of 2012, an increase of approximately $558,000. R&D expense was $1,141,000 for the nine months ended September 30, 2013 as compared to $901,000 for the corresponding period of 2012, an increase of $240,000.

Clinical expense increased  approximately $134,000 for the three months ended September 30, 2013 and decreased approximately $37,000 for the nine months ended September 30, 2013.  The increase in the three month period is primarily due to increase personnel costs as we have added staff to initiate and oversee our GENETIC-AF clinical trial.  The decrease in the nine-month period was primarily due to reduced personnel costs from staff furloughs implemented in the third quarter of 2012.

Regulatory and manufacturing process costs increased $422,000 for the three months and $277,000 for the nine months ended September 30, 2013 compared to the corresponding periods of 2012. The increases in both the three and nine month periods ended September 30, 2013 compared to the corresponding period of 2012 is primarily due to costs of initiating production of clinical trial drug materials as well as regulatory audits of suppliers to be used in our GENETIC-AF clinical trial.  A portion of the increase is also attributable to increased personnel costs as we have increased staff during the quarter to prepare and initiate our clinical trial.

R&D expenses for the remainder of 2013 are expected to increase from those of the first nine months of 2013 as we initiate our GENETIC-AF clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

SG&A expense was $1.0 million for the three months ended September 30, 2013 as compared to $772,000 for the corresponding period in 2012, an increase of $239,000.  The increase in the three months ended September 30, 2013 as compared to the corresponding period of 2012 is comprised of increased legal, accounting and other professional services of approximately $133,000 primarily related to our proxy report, annual shareholder meeting, and quarterly financial reporting activities, along with increased personnel costs and consulting fees of approximately $98,000 as we returned personnel from furlough to support initiating our GENETIC-AF clinical trial.

For the nine month period ended September 30, 2013 SG&A expense was approximately $2.9 million as compared to approximately $2.6 million for the corresponding period of 2012, an increase of $273,000.    The change included increased costs for legal, consulting, and other professional services of approximately $307,000 primarily attributable to the special shareholder meeting held in the first quarter of 2013 and in support of our financing efforts completed in the first half of the year.   These increases were offset by reduced board of director advisory costs of approximately $32,000 attributable to cost reduction efforts implemented in the third quarter of 2012.

SG&A expenses for the remainder of 2013 are expected to increase from those of the first nine months of 2013 as we increase our activities to support initiation of our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $2,000 in the three months and $3,000 in the nine months ended September 30, 2013.  Interest and other income for the comparative three month and nine month periods ended September 30, 2012 were the same. We expect interest income to continue to be nominal for the remainder of 2013 due to low investment yields and utilizing our cash and cash equivalents to fund our operations

Interest and Other Expense

Interest and other expense was less than $1,000 in the three months ended September 30, 2013, compared to $1,000 for the three months ended September 30, 2012.  Interest and other expense was $3,000 for the nine month periods ended September 30, 2013 and 2012.   Based on our current capital structure, interest expense for the remainder of 2013 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$18,632	$2,920

As of September 30, 2013, we had total cash and cash equivalents of approximately $18.6 million, as compared to $2.9 million as of December 31, 2012. The net increase of $15.7 million in the nine month period reflects the $19.3 million of net proceeds from our stock offerings completed, less approximately $3.4 million of cash used to fund operating activities and approximately $174,000 in payments on a vendor financing arrangement during the nine months ended September 30, 2013.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) provided by:
Operating activities	$(3,416)	$(3,408)
Investing activities	(28)	(1)
Financing activities	19,156	547
Net increase (decrease) in cash and cash equivalents	$15,712	$(2,862)

Net cash used in operating activities for the nine months ended September 30, 2013 increased approximately $8,000 compared with the same period in 2012 primarily due to increased expenses discussed above.

Net cash used in investing activities for the nine months ended September 30, 2013 was approximately $28,000 representing investment in leasehold improvements associated with our office relocation compared to $1,000 used in investing activities in the nine months ended September 30, 2012.

Net cash provided by financing activities was $19.2 million for the nine months ended September 30, 2013 representing $19.3 million of net proceeds from three equity financings completed during the period, less $174,000 in payments on a vendor finance agreement. Net cash provided by financing activities of $547,000 for the nine months ended September 30, 2012 was comprised of $741,000 of net proceeds from our registered direct offering completed in August 2012, less approximately $134,000 for payments on a vendor financing arrangement and approximately $60,000 of costs incurred in 2012 for preparing and filing a registration statement for an equity financing transaction completed in December 2011.

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

We have completed three equity-financing transactions in 2013 and raised approximately $19.3 million, net of offering costs. On January 22, 2013, we sold approximately $1 million of our common stock and warrants for common stock in a private placement transaction with accredited investors including our Chief Executive Officer. We issued 356,430 shares of common stock together with warrants to purchase 249,501 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses, were approximately $805,000.  Each unit, consisting of a share of common stock and a warrant to purchase 0.70 shares of common stock, was sold at a purchase price of $2.81 per unit. The warrants were exercisable upon issuance, expire seven years from the date of issuance, and have an exercise price of $2.28 per share. Pursuant to the terms of the Registration Rights Agreements (the Rights Agreements) entered into as part of this and prior Private Placement transactions, we filed a registration statement for the resale of the shares underlying the units sold in these private placements. That registration statement was declared effective by the Securities and Exchange Commission on February 14, 2013.

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

On June 4, 2013, we sold shares of our Series A Convertible Preferred Stock (Preferred Stock) and warrants to purchase common stock in a public offering for aggregate gross proceeds of $20 million.  We issued 125,000 shares of Preferred Stock and warrants to up to purchase 6,250,000 shares of common stock at a at a purchase price of $160 per share of Preferred Stock.  The net proceeds, after deducting placement agent fees and other offering expenses payable by us, were approximately $17.9 million.  Each share of Preferred Stock is convertible into 100 shares of the Company’s Common Stock at any time at the option of the holder.  As of November 8, 2013, 100 shares of the Preferred Stock remained outstanding as 124,900 shares of the Preferred Stock had been converted into 12,490,000 shares of common stock since June 4, 2013.  The Warrants have an exercise price of $1.60 per share, will expire on the five year anniversary of the date of issuance, and were exercisable immediately upon issuance. Our Chief Executive

Officer participated in the offering, purchasing 781 shares of Preferred Stock and warrants to purchase 39,050 shares of common stock.

We believe these financings have positioned us to initiate our GENETIC-AF Phase 2B/3 clinical trial for which we currently anticipate initiating patient enrollment in the first quarter of 2014.  Our ability to execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	recruitment and formation of key oversight committees;

•	selection and successfully entering into agreements with clinical research organizations for managing the clinical trial;

•	recruitment of sufficient clinical trial sites and enrollment of patients;

•	our ability to control costs associated with the clinical trial and our operations;

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;

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

The sale of additional equity or convertible debt securities will be necessary for us to complete both Phase 2B and Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  We anticipate that our current cash and cash equivalents will be sufficient to fund our operations through at least the end of 2014. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Consolidated Financial Statements” included within our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2012 and our unaudited condensed consolidated financial statements for the nine months ended September 30, 2013, were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2012 that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. In June 2013 the Company raised aggregate net proceeds of $17.9 million positioning ARCA to initiate the phase 2B portion of GENETIC-AF and we now anticipate that our current cash and cash equivalents will be sufficient to fund our operations through at least 2014.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

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

We will need to raise substantial additional funds through public or private equity transactions and/or complete one or more strategic transactions, to continue development of Gencaro. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the planned GENETIC-AF clinical trial, and the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private equity transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro.

We believe our cash and cash equivalents balance as of September 30, 2013 will be sufficient to fund our operations, at our projected cost structure, through at least 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We are relying on contract research organizations (CROs) to conduct substantial portions of our GENETIC–AF clinical trial, and as a result, we will be unable to directly control the timing, conduct and expense of the clinical trial.

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying primarily on third parties to conduct our clinical trial.  For example, we have contracted with Duke Clinical Research Institute (DCRI), as our CRO to conduct the clinical component of our GENETIC-AF trial.  As a result of this contract, we will have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us or any strategic partner to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

Even though we are using a CRO to conduct our clinical trial, we have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the CRO. We have never conducted a clinical trial and the inability of our current staff to adequately manage any CRO that we engage may exacerbate the risks associated with relying on a CRO.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

The GENETIC-AF clinical trial for Gencaro requires that we identify and enroll a large number of patients with the condition under investigation and the trial will enroll only those patients having a specific genotype. Because of the rigorous enrollment criteria, we may not be able to enroll a sufficient number of patients to complete our clinical trial in a timely manner.

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

As of November 8, 2013, the closing price of our common stock was $1.53 per share, and the total market value of our listed securities was approximately $24 million. As of September 30, 2013, we had stockholders’ equity of $19.1 million.

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

Our GENETIC-AF clinical trial will require the use of a third-party diagnostic services provider to administer the genetic test needed to identify the patient receptor genotypes of clinical trial participants, and as a result, we will be unable to directly control the timing, conduct and expense of the genetic test.

The GENETIC-AF clinical trial we intend to conduct with Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype and the trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial will require use of a third-party diagnostic service to perform the genetic test. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We recently entered into  an agreement with Laboratory Corporation of America, LabCorp, to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization. The regulatory pathway for co-development of therapeutics and companion diagnostics is uncertain. Changes to regulatory advice could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the companion diagnostic would occur through the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostic Device Evaluation and Safety. It is unclear whether the FDA will finalize this guidance in its current form, or when it will do so. Even if the FDA does finalize the guidance, it is difficult to predict how it will implement the guidance. For example, the draft guidance allows for flexibility by the FDA in the case of disease indications with serious unmet medical needs, but it is unclear how this discretion will be applied by the agency. Therefore, even with the issuance of the draft guidance, the FDA’s expectations for companion diagnostics remain unclear. The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

Assays that can be used as companion diagnostics for detecting beta-1 389 Arg receptor are commercially available, but in most cases they do not yet have regulatory approval for use as companion diagnostics. In GENETIC-AF, we plan to use commercially available companion diagnostics, and the diagnostic will be required to obtain regulatory approval for use in our GENETIC-AF trial.  Any delay in such approval would delay our clinical trial.

Given our limited experience in developing diagnostics, we expect to rely primarily on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates that require such diagnostics, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any products that receive marketing approval. As a result, our business could be materially harmed.

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

Despite the time and expense expended, regulatory clearance or approval is never guaranteed. If regulatory clearance or approval is delayed, or if one or more third-party diagnostic services providers are unable to obtain FDA approval of the genetic test at all or in parallel with the approval of Gencaro, or are unable to commercialize the test successfully and in a manner that effectively supports the commercial efforts for Gencaro, or if the information concerning the differential response to Gencaro resulting from certain genetic variation is not included in the approval label for Gencaro, the commercial launch of Gencaro may be significantly and adversely affected.

Regulatory approval will be required for the genetic test to be used in the GENETIC-AF trial and to support the commercialization of the test, if approved.  Delays or failures in obtaining such regulatory approval, including any required validation analyses may prevent a third-party diagnostics provider from commercializing such genetic test and will adversely affect our business, operating results and prospects.

The GENETIC-AF trial requires the submission to, and approval from, the FDA of an investigational device exemption, or IDE, before the GENETIC-AF trial can begin.  LabCorp has not yet submitted the IDE for the test we intend to use in GENETIC-AF and they may not submit the IDE for approval when we anticipate, or at all.  There is no guarantee that the FDA will approve LabCorp’s  IDE submission if it is made or the potential timing of such approval.  A delay in submission of the IDE or delay or denial by the FDA of the IDE would impair the timing of, and possibly our ability to perform, our GENETIC-AF clinical trial.

Before a genetic test can be used commercially, including in conjunction with Gencaro, if it is approved for marketing, the third-party diagnostics provider must obtain FDA Premarket Approval, or PMA, for such test.  The FDA may require additional validation of the genetic test we plan to use in GENETIC-AF prior to any approval of Gencaro or the genetic test.  We anticipate the genetic test will be required as a condition to prescribing Gencaro.  There is no guarantee the FDA will approve the anticipated PMA submission for the genetic test. Even if the genetic test is eventually approved, performing additional validation work necessary to support the PMA, if required, for current or future genetic test products, including one associated with Gencaro, would require additional time and expense and the outcome would be uncertain.  Moreover, such delays or increased costs or failures could adversely affect our business, operating results and prospects for commercializing the genetic test.

If a third-party diagnostics provider responsible for the genetic test or certain of its third-party suppliers fails to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in trial or from the market.

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

The genetic test is an important component of the commercial strategy for Gencaro in addition to being required to proceed with our planned AF trial. We believe that the genetic test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The genetic test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF therapy in patients with HF. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the genetic test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of November 8, 2013, we had approximately 15.6 million shares of common stock outstanding, 20% of which is approximately 3.1 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter (CRL) in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We plan to conduct a clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. We currently anticipate that GENETIC-AF will begin patient enrollment in the first quarter of 2014. This trial is planned to begin as a Phase 2B study in approximately 200 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. We believe the Phase 2B study would take approximately two and a half years to complete. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

In pursuing clinical development of Gencaro for an AF indication, we will be required to amend the Gencaro HF NDA or prepare a new NDA. The FDA could approve Gencaro, but without including some or all of the prescribing information that we have requested. For instance, the FDA could approve Gencaro for AF in a more limited patient population or included additional warnings in the drug’s label. This, in turn, could substantially and detrimentally impact our ability to successfully commercialize Gencaro and effectively protect our intellectual property rights in Gencaro.

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

We are a development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the developmental stage and successfully commercialize or provide for the commercialization of Gencaro and our other product candidates which in turn, will depend, among other things, on our ability to:

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

Gencaro is a new type of beta-blocker and vasodilator being developed for AF. While we anticipate that this drug, if approved, would be the first genetically-targeted cardiovascular drug, and potentially the only beta-blocker approved for AF, Gencaro will be one of a number of accepted treatments for AF.  In addition,  our proposed prescribing information for Gencaro is expected to include a requirement for genetic testing of the patient to ascertain if they have the genotype that we believe responds most favorably to Gencaro.  This additional step will add incremental cost and procedures to prescribing Gencaro, which could make it more difficult to compete against existing therapies.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. During the first quarter of 2011 there was a reduction in our workforce which included personnel involved in financial reporting and our internal control processes. Since that time we have continued to operate with a reduced staff for financial reporting. Though the process and design of our internal controls over financial reporting have not been altered, the small number of staff involved in financial reporting may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Our executive officers, directors and their affiliates beneficially owned approximately 7% of our outstanding common stock as of September 30, 2013. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2013, approximately 13.2 million shares of common stock were outstanding. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2013 approximately 8.2 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2013, there were approximately 836,000 shares of our common stock which may be issued upon exercise of outstanding stock options. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance the research, development and commercialization of our drug products. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(5)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)
10.1	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013. (4) .
10.2	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013. (5)
10.3	ARCA biopharma, Inc. 2013 Equity Incentive Plan. (6)
10.4	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard). (6)
10.5	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer). (6)
10.6	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director). (6)
10.7	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard). (6)
10.8	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer). (6)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed August 13, 2013, File No. 000-22873.
(5) (6)

Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 6, 2013.

Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 23, 2013.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)
By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer

Dated: November 13 , 2013

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(5)
3.2	Second Amended and Restated Bylaws of the Registrant.(3)
10.1	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013. (4) .
10.2	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013. (5)
10.3	ARCA biopharma, Inc. 2013 Equity Incentive Plan. (6)
10.4	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard). (6)
10.5	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer). (6)
10.6	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director). (6)
10.7	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard). (6)
10.8	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer). (6)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed August 13, 2013, File No. 000-22873.
(5) (6)

Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 6, 2013.

Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 23, 2013.

*	Filed herewith.