Form 10-K
period 2013-12-31
ARCA biopharma, Inc.
filed 2014-03-20
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 28, 2013, the last business day of the most recently completed second fiscal quarter, was $12,057,265 based on the last sale price of the common stock as reported on that day by the Nasdaq Capital Market.

As of March 17, 2014, the Registrant had 20,979,840 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2014 annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate is Gencaro™ (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator that we plan to evaluate in a new clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and/or left ventricular dysfunction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We plan to test this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. We are pursuing this indication for Gencaro because data from the previously conducted Phase 3 HF trial of Gencaro in 2,708 HF patients, or the BEST trial, suggest that Gencaro may be successful in reducing or preventing AF.

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers (the atria) becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots potentially resulting in stroke.

AF is considered an epidemic cardiovascular disease. The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2014 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the U.S. in 2010 ranged from 2.7 million to 6.1 million people.  AF increases the risk of stroke and may also contribute to worsening heart failure. The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

GENETIC-AF is planned as a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator, the beta-blocker Toprol XL (metoprolol succinate),  in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype we believe responds most favorably to Gencaro.   The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF or all-cause mortality, will be measured over a twenty-four week period after a patient has been electrically cardioverted to restore normal heart rhythm.

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

We have created an adaptive design for GENETIC-AF. It is anticipated that the trial will be initiated as a Phase 2B study in approximately 200 HFREF patients with recent onset, persistent AF who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. All 200 patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The interim analysis will focus on available data regarding AF event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, including input from the trial’s steering committee, the Company, in consultation with the trial’s Trial Steering Committee, will make the final determination on the trial’s development steps.  The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.  The Company believes the Phase 2B portion of the study will take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test to identify the patient’s receptor genotype.  Accordingly, the GENETIC AF trial will require the use of a third party diagnostic service to perform the genetic testing.  We have an agreement with Laboratory Corporation of America, or LabCorp, to provide the companion diagnostic test and services to support our GENETIC-AF trial.  LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test which will be used in our GENETIC-AF clinical trial.

Medtronic, Inc., a leader in medical technologies to improve the treatment of chronic diseases including cardiac rhythm disorders is collaborating with us on the planned GENETIC-AF trial. Under the collaboration with Medtronic, ARCA plans to conduct a substudy that will include continuous monitoring of the cardiac rhythms of all 200 patients enrolled during the Phase 2B portion of the trial and approximately 100 additional patients in the Phase 3 portion of GENETIC-AF.  The collaboration will be administered by a joint ARCA-Medtronic committee. Medtronic will use its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, we will seek to enroll an additional 100 patients, with Medtronic devices for monitoring and recording AF burden, in the substudy.  Medtronic will provide the agreed-on CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

We have been granted patents in the U.S., Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which we believe may provide market exclusivity for these uses of Gencaro into at least 2026 in the US and into 2025 in Europe.  In addition we believe that if Gencaro is approved, a Gencaro patent will be eligible for patent term extension based on our current clinical trial plans which, if granted, may provide market exclusivity for Gencaro into 2029 or 2030 in the US and Europe.

To support the continued development of Gencaro, we completed public equity offerings during 2013 that raised approximately $19.3 million of net proceeds.  In February 2014 we completed a public equity offering that raised approximately $7.9 million of net proceeds as additional funds for the planned Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, we will need to raise a significant amount of additional capital to finance the completion of GENETIC-AF and our ongoing operations.  We anticipate that our current cash and cash equivalents, including the net proceeds from our February 2014 equity offering, will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

On March 4, 2013, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, to implement a six-for-one reverse split of our common stock, as previously authorized and approved at our special meeting of stockholders on February 25, 2013. On March 5, 2013, our common stock began trading on The NASDAQ Capital Market on a post-split basis.

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
•

Raise additional funding or complete a strategic transaction. To support the continued clinical development of Gencaro, including the planned GENETIC-AF clinical trial, we expect to seek additional funding, through the sale of public or private equity or debt securities, or the completion of a strategic transaction.

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

•

Leverage our existing assets. We are pursuing opportunities to leverage certain of our development-stage product candidates. These opportunities include collaborations with institutions conducting proof of concept studies and government funded development.

Atrial Fibrillation Market Background and Opportunity

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the heart’s atria, predisposing to the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. In addition, we also believe that the development of AF in a HFREF patient can be associated with increased risk of death and other heart failure related adverse outcomes. AF is considered an epidemic cardiovascular disease.  The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2014 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the U.S. in 2010 ranged from 2.7 million to 6.1 million Approximately 300,000-400,000 treated AF patients currently receive a form of beta-blocker as pharmaceutical intervention.

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

Current device interventions for the treatment of AF include:

•	Electrical cardioversion which is used to restore normal heart rhythm with administration of a direct current shock;
•	Radiofrequency ablation which is effective in some patients for whom medications are ineffective; and,
•	Atrial pacemakers which are implanted under the skin and then intravenously into the heart to regulate heart rhythm.

Gencaro

Gencaro (bucindolol hydrochloride) is a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of AF. Gencaro is considered part of the beta-blocker class of compounds because of its property of blocking both beta-1 and beta-2, receptors in the heart. The blocking of these receptors prevents the receptor from binding with other molecules, primarily the neurotransmitter norepinephrine (NE), which activate these receptors. We believe that Gencaro is well-tolerated in cardiovascular patients because of its mild vasodilator effects. Originally developed by Bristol-Myers Squibb, or BMS, the active pharmaceutical ingredient, or API, in Gencaro, bucindolol hydrochloride, has been tested clinically in approximately 4,500 patients. Gencaro was the subject of a Phase 3 HF mortality trial of over 2,700 patients, mostly in the U.S., known as the “BEST” trial. The BEST trial included a DNA bank of over 1,000 patients, which was used to evaluate the effect of genetic variation on patients’ response to Gencaro.

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

Shown below are certain of the primary and secondary endpoint data from the BEST HF DNA substudy results, by genotype:

BEST Trial Clinical Responses by Genotype Groups

Endpoint	{beta-1 389 Arg/ Arg + any alpha-2C} “Very Favorable” Patient Type (47%)	{beta-1 389 Gly carrier+ alpha-2C Wt/Wt} “Favorable” Patient Type (40%)	{beta-1 389 Gly carrier + alpha-2C Del carrier} “Unfavorable” Patient Type (13%)
All Cause Mortality (ACM), TTE	↓ 38%*	↓ 25%	↑ 4%
Cardiovascular Mortality (CVM), TTE	↓ 48%*	↓ 40%*	↑ 11%
ACM + transplantation	↓ 43%*	↓ 24%	↑ 4%
HF (HF) Progression	↓ 34%**	↓ 20%	↓ 1%
HF Hosp days/patient	↓ 48%**	↓ 17%	↑ 19%
AF prevention (from AE and ECG db)	↓ 74%**	↓ 6%	↑ 33%
VT/VF prevention (from AE db)	↓ 74%**	↓ 49%*	↓ 24%

1	Covariate adjusted, transplant censored analysis with 1 – hazard ratio estimates presented
*≤	p<0.05; **p 0.007; TTE: Time To Event; CRF: Case Report Form; Adj.: Adjudicated

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

As with the overall study cohort, most patients (89%) in the 1,040 patient DNA substudy were free of AF (91% sinus rhythm, 9% other non-AF rhythms) at baseline. The proportion of patients free of AF at baseline was also similar in the two treatment groups for the overall DNA substudy cohort, as well as in the beta-1 389 genotype subgroups. In the BEST DNA substudy, the proportion of patients who developed new onset AF was similar compared to the overall study cohort for both the placebo group (11% and 10%, respectively) and the Gencaro group in the DNA substudy population compared to the overall study cohort (7% and 6%, respectively). Also, there was a similar reduction in new onset AF observed in the bucindolol group compared to placebo (43% and 41%, respectively, by time to event analysis). Therefore, the overall results from the genetic substudy population are consistent with the results from the overall study population.

In patients with all genotypes, the AF risk reduction of 41-43% by Gencaro in BEST is based on an analysis of adverse events and surveillance ECG’s which was similar to AF risk reductions observed in a meta-analysis of data regarding seven placebo-controlled beta-blocker trials in HFREF patients. In the meta-analysis, beta-blockers appeared to reduce the incidence of new onset AF in all but one trial, with an overall relative risk reduction of 27%. Despite what we believe to be potential evidence for the prevention of AF in HFREF trials, no beta-blocker has FDA approval for use in this indication. However, the evidence of modest efficacy by beta-blockers approved for other indications will require that any Phase 3 trials with Gencaro will have an active beta-blocker comparator instead of a comparison against placebo. The Phase 2b/3 trial GENETIC-AF trial will only enroll patients with the beta-1 389 arginine homozygous genotype. In the BEST trial, the post hoc analysis of patients with the beta-1 389 arginine homozygous genotype who received Gencaro had a 74% reduction in the risk of developing AF. In another trial, the active comparator we plan to use in GENETIC-AF, metoprolol CR/XL, reduced the risk of developing AF by 48% in all genotypes. Because these are not the same trials, the results should not be relied on as direct comparisons. However, we believe that these two data points indicate that Gencaro may have an advantage in preventing AF when compared to metoprolol in GENETIC-AF, in part due to our plan to only enroll beta-1 389 arginine homozygous genotype patients who appear to respond best to Gencaro.

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

We have created an adaptive design for GENETIC-AF.  The trial will be initiated as a Phase 2B study in approximately 200 HFREF patients. Depending on the results of the Phase 2B portion, the trial could then be expanded to a Phase 3 study by enrolling an estimated additional 420 patients. The secondary endpoint of the Phase 2B portion of the trial will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. Under our proposed trial design, all 200 patients in the Phase 2b portion of the trial will have AF burden measured by continuous monitoring, either by previously implanted cardiac resynchronization or defibrillation devices, or newly or previously inserted implantable loop recorders. When the first 200 patients have been enrolled and completed 24 weeks of follow-up, certain data related to the primary endpoint of recurrent symptomatic AF or all-cause mortality, and certain data related to the secondary endpoint of AF burden will be evaluated by the trial’s Data and Safety Monitoring Board to determine if the interim data is consistent with pre-trail assumptions and if it indicates potential for achieving statistical significance for the Phase 3 endpoint. If the interim evaluation confirms our assumptions and acceptable safety is observed, the trial would then proceed to the Phase 3 portion and full enrollment.

We have received guidance from the FDA regarding our Phase 2B/3 clinical study comparing Gencaro to Toprol XL for the prevention of AF in approximately 620 patients. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than 0.01, could be sufficient evidence of efficacy upon which to base a New Drug Application (“NDA”) for the approval of Gencaro for an AF indication in HFREF patients. Our Investigational New Drug (IND) application for atrial fibrillation, under which we anticipate our GENETIC-AF trial will be performed, has been accepted by FDA and is now active.

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe the drug label we will propose for Gencaro would identify the patient receptor genotype studied in the trial that can expect enhanced efficacy and, and that the label would recommend receptor genotype testing prior to initiation of therapy. Therefore, the commercialization of Gencaro may require an FDA approved diagnostic test for this genotype be available, the Gencaro Test.  We believe the Genaro Test could be developed and commercialized through a preferred diagnostic provider, by the company marketing Gencaro, or a combination of approaches.

For our GENETIC-AF clinical trial, we have an agreement with LabCorp to provide the companion diagnostic test and services to support the trial.  To provide those services, LabCorp has developed the genetic test and obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test we anticipate using in our GENETIC-AF clinical trial.

Licensing and Royalty Obligations

We have licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. In addition, we have sublicensed CPEC’s rights from BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, the license agreements state that we are required to make a milestone payment of $8.0 million within six months after FDA approval. The license agreements also state that we are required to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The licenses state that our royalty obligations range from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels including a 5% royalty that CPEC is obligated to pay BMS. We have the right to buy down the royalties to a range of 12.5% to 17% by making a payment within six months of regulatory approval.   We also have licensed worldwide rights to intellectual property covering the pharmacogenetic response of Gencaro based on the cardiac receptor polymorphisms, which is owned by the University of Colorado. We have no material future financial obligations under this license. We also have licensed exclusive, worldwide rights to develop and commercialize diagnostics for these receptor polymorphisms, for the purpose of prescribing Gencaro, from the licensee of these rights, the University of Cincinnati.

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

We also have exclusive pharmacogenetic and other patent rights to drug candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, in both early and later stages of development. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.

Competition

Current treatments include pharmaceutical intervention and device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with heart failure.

Considering that most of the approved drugs and device interventions for the treatment or prevention of AF have notable risks or adverse side effects, we believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in patients with HF where the approved drugs are contra-indicated or have warnings regarding their prescribing information. We believe that Gencaro’s prevention of AF in HF patients would provide this patient population a safer treatment option than other treatments currently approved by the FDA.

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

Our manufacturing focus for 2014 is to supply the blinded clinical trial materials  for Gencaro and the comparator compound, and to manage the clinical distribution channels necessary for the successful execution of the planned GENETIC-AF trial.

Research and Development Expenses

Our research and development expenses totaled $2.9 million for the year ended December 31, 2013 as compared to $1.1 million for 2012, an increase of approximately $1.8 million. R&D expense in 2014 is expected to be substantially higher than 2013 as we initiate our planned GENETIC-AF clinical trial.

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

We anticipate that all of our products will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining approval and the subsequent process of maintaining compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations.   Both before and after approval or clearance, failure to comply with the requirements of the FDA and other state and federal statutes can lead to significant penalties or could disrupt our ability to manufacture and sell these products. In addition, the FDA could refuse to provide certificates needed to export our products if the agency determines that we are not in compliance.

Premarket Approval of Drugs

FDA approval is required for marketing of any new drug, dosage form, indication, or strength. The steps required before new human therapeutic drug products are marketed in the U.S. and foreign countries include rigorous preclinical and clinical testing and other approval requirements by regulatory agencies, such as the FDA and comparable agencies in foreign countries. There is no guarantee that products will be approved in a specific timeframe or at all.

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

Clinical Phase. Before human clinical trials can commence, an Investigational New Drug, or IND, application, submitted to FDA must become effective. For an IND to become effective, the applicant must submit, among other things, information on design of the proposed investigation, reports necessary to assess the safety of the drug for use in clinical investigation, and information on the chemistry and manufacturing of the drug, controls available for the drug, and primary data tabulations from animal or human studies. The clinical phase of development involves the performance of human studies, including adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication. Typically, clinical evaluation involves three sequential phases, which may overlap. During Phase 1, clinical trials are conducted with a relatively small number of subjects or patients to determine the early safety profile of a product candidate, as well as dose tolerance, absorption, and the pattern of drug distribution and drug metabolism. Phase 2 trials are conducted with groups of patients afflicted by a specific target disease to determine preliminary efficacy, optimal dosages and dosage tolerance and to identify possible adverse effects and safety risks. In Phase 3, larger-scale, multi- center trials are conducted with patients afflicted with a specific target disease  over a longer term to confirm Phase 2 results and provide reliable and conclusive data supporting efficacy and safety of a drug as required by regulatory agencies for drug approval. The conduct of clinical trials is subject to extensive regulation. FDA may delay or suspend clinical trials through clinical holds.

NDA Submission. In the U.S., the results of preclinical and clinical testing along with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA. Under the current Prescription Drug User Fee Act, or PDUFA, after submission of an NDA and payment, or waiver, of the required fee, the FDA’s goal is to review most standard NDAs within 10 months from the time that a sponsor’s application is accepted as filed by FDA, which can occur within a 60-day window following the initial submission of the application. At the end of the 10 months, the FDA’s goal is to issue a “complete response,” or approve the NDA. While FDA’s goal is to issue a complete response within 10 months, the process may take longer than 10 months, particularly if multiple review cycles are required.

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

If the FDA approves the NDA, the sponsor is authorized to begin commercialization of the drug in accordance with the approval. Even if the FDA approves the NDA, the FDA may decide later to suspend or withdraw product approval if compliance with regulatory standards is not maintained or if safety problems are recognized after the product reaches the market. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require additional clinical studies, to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs. The FDA also has authority to request implementation of a risk evaluation and mitigation strategy, or REMS that could restrict distribution of Gencaro or require us to provide additional risk information to prescribers. Whether or not FDA approval has been obtained, approval of a product candidate by comparable foreign regulatory authorities is necessary prior to the commencement of marketing of a product candidate in those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval.

Post-approval Compliance. If regulatory approval for a drug or medical device is obtained, the product and the facilities manufacturing the product are subject to periodic inspection and continued regulation by regulatory authorities, including compliance with cGMP, as well as labeling, advertising, promotion, recordkeeping, and reporting requirements, including the reporting of adverse events. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for labeling, promotion to health care professionals, direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Companies are responsible for compliance with such requirements and would be responsible to ensure that all contract manufacturing organizations who perform work for them also comply with such requirements. Similarly, if a drug manufacturer hires contract sales representatives or consultants to promote its products, such organizations or individuals must comply with all of the same requirements applicable to the drug manufacturer. The FDA regularly inspects companies to determine compliance with cGMPs and other post-market requirements. Failure to comply with statutory requirements and the FDA’s regulations can result in a variety of administrative or enforcement actions, including but not limited to an FDA Form 483 (which is issued by FDA at the conclusions of an inspection when an investigator has observed any conditions that may constitute violations), a public warning letter, suspension or withdrawal of regulatory approvals, product recalls, product detentions, refusal to provide export certificates, seizure of products and criminal prosecution.

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

Generic Drug Approval. The Hatch-Waxman Act established an abbreviated FDA review process for drugs that are shown to be equivalent to approved pioneer drugs. Approval for a generic drug is obtained by filing an abbreviated NDA, or ANDA. Generic drug applications are “abbreviated” because they generally do not include clinical data to demonstrate safety and effectiveness. Instead, an ANDA applicant must establish that its product is bioequivalent to an approved drug and that it is the same as the approved drug with respect to active ingredient(s), route of administration, dosage form, strength and recommended conditions of use (labeling). The FDA will approve the generic as suitable for an ANDA if it finds that the generic does not raise questions of safety and effectiveness as compared to the pioneer drug. A drug is not eligible for ANDA approval if the FDA determines that it is not equivalent to the pioneer drug or if it is intended for a different use. Any applicant who files an ANDA seeking approval of a generic version of an approved drug listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book must certify to the FDA  that (i) no patent information on the drug has been listed in the Orange Book; (ii) that each patent listed in the Orange Book for that approved drug has expired; (iii) FDA should approve the product on the date on which a listed patent expires; or (iv) that such patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the generic drug. If the ANDA applicant makes a certification pursuant to (iv) above, or a Paragraph IV certification, and the NDA holder files an infringement suit against the ANDA applicant within 45 days of receiving the Paragraph IV notification, the NDA owner is entitled to an automatic 30-month stay of FDA’s ability to approve the ANDA. This 30-month stay will end early upon any decision by a court that the patent is invalid, unenforceable or not infringed by the generic drug.

Patent Term Extension. While the term of a U.S. patent is 20 years from the earliest priority date of a patent application (excluding a provisional patent application) , a U.S. patent that covers subject matter requiring regulatory approval to market is eligible for an extension of that patent term. The Hatch-Waxman Act provides for the restoration of a portion of the patent term lost during product development and FDA review of an application. Patent Term Extension, or PTE, extends the term of an issued patent for generally 1) the length of the FDA approval process, i.e., the complete period of NDA review, and 2) half of the time spent in clinical trials, i.e., the investigational new drug (IND) period. However, the maximum period of restoration cannot exceed five years, or restore the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product.

Under 35 U.S.C. § 156(a), a patent covering a method of using a product is eligible for PTE if the following conditions are met:

1)	the patent has not yet expired;
2)	the patent was not previously extended;
3)	the patent owner submits an application for PTE that includes all necessary supporting information within 60 days of FDA approval;
4)	the product was subject to regulatory review before its commercial marketing or use; and
5)	the drug application is for the first permitted commercial marketing of the product.

We have obtained three U.S. patents (U.S. Patent Nos. 7,678,824; 8,080,578; 8,093,286), and have one pending U.S. patent application that generally concern methods for treating patients using Gencaro based on the presence of certain polymorphisms in the beta-1 and/or alpha-2C adrenergic receptors. We believe that, if approved by the FDA, one of the U.S. patents may be eligible for PTE, which could provide approximately 3 years or more of additional patent life based on our current clinical trial plans.

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

FDA Premarket Review of Medical Devices

Unless an exemption applies, each medical device that a company wishes to market in the U.S. requires either approval of a premarket approval application (PMA) or clearance of a premarket notification, commonly known as a “510(k)” from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which may require the manufacturer to submit to the FDA a 510(k) requesting permission to commercially distribute the device. Clearance of a 510(k) usually requires between three months and one year from the time of submission of the 510(k), although the process may take longer. The FDA’s 510(k) clearance procedure is less rigorous than the PMA approval procedure, but is available only to companies who can establish that their device is substantially equivalent to a legally-marketed “predicate” device that was (i) on the market prior to the enactment of the Medical Device Amendments of 1976, (ii) reclassified from Class III to Class II, or (iii) has been cleared through the 510(k) procedure. 510(k)s must typically be supported by performance data, including preclinical data, bench testing, and in some cases, clinical data. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, or for which there is no predicate, are placed in class III, and require a PMA.

PMA Pathway. Generally, a PMA must be supported by extensive data and valid scientific evidence, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information and will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with FDA’s Quality System Regulations (QSR). By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years, and it may take significantly longer. The PMA application process can be expensive, and there is a substantial “user fee” that must be paid to FDA in connection with the submission of a PMA application. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. In addition, if FDA discovers that an applicant has submitted false or misleading information, FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy (AIP). If the FDA approves the PMA, it may place restrictions on the device.  After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval. PMA supplements often must be approved by FDA before the modification to the device, the labeling, or the manufacturing process may be implemented.  Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed a non-significant risk study, which is eligible for an exemption from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards or IRBs at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the United States.

In Vitro Diagnostic Companion Diagnostic Devices. FDA has described IVD companion diagnostic devices as in vitro diagnostic devices that provide information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a particular therapeutic product is stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, as well as in the labeling of any generic equivalents of the therapeutic product. An IVD companion diagnostic device could be used to (i) identify patients who are most likely to benefit from a particular therapeutic product; (ii) identify patients likely to be at increased risk for serious adverse reactions as a result of treatment with a particular therapeutic product; or (iii) monitor response to treatment for the purpose of adjusting treatment (e.g., schedule, dose, discontinuation) to achieve improved safety or effectiveness. Although FDA’s regulation of IVD companion diagnostic devices is evolving and implemented on a case-by-case basis, FDA’s stated policy for a novel therapeutic product is that an IVD companion diagnostic device should be developed and approved or cleared contemporaneously to support the therapeutic product’s safe and effective use. The clinical performance and clinical significance of the IVD companion diagnostic device is to be established using data from the clinical development program of the corresponding therapeutic product. FDA recognizes, however, that there may be cases where contemporaneous development may not be possible. With respect to the Gencaro Test, there is no assurance that we will be able to develop and obtain approval or clearance contemporaneously with Gencaro. Failure to develop the Gencaro Test or obtain clearance or approval could delay approval of Gencaro, if FDA regards the Gencaro Test as an IVD companion diagnostic test that is essential to the safe and effective use of Gencaro.

Continuing Regulation. After a device is placed on the market, numerous regulatory requirements apply to the manufacturer, or holder of a PMA approval. Unless subject to an exemption, medical devices distributed in the United States must be manufactured in compliance with the FDA’s Quality System Regulations (“QSRs”) and current good manufacturing practices. These regulations govern the manufacturing process, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing, as well as complaint handling, corrective and preventative actions and internal auditing. In complying with the QSRs, manufacturers must expend significant time, money and effort. Companies are also subject to other post-market and general requirements, including but not limited to product listing and establishment registration, post-market surveillance requirements, limitations on promotion, and requirements for recordkeeping and reporting of certain adverse events, malfunctions, corrections and removals.   As discussed above, FDA regularly inspects companies to assess compliance with the QSRs and other post-market requirements.  Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, and potential civil and criminal penalties.  With respect to the Gencaro Test, we intend to seek a new or amended collaborative arrangement with a diagnostic company in which we could license them certain rights to perform the diagnostic test for patients with AF. As part of such arrangement, we will seek to have the diagnostic company take responsibility for compliance with the FDA’s device approval and on-going regulatory requirements.

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

Medical Device Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. The Gencaro Test is likely to be subject to this tax.

Intellectual Property

The future success of our business will partly depend on our ability to maintain market exclusivity for Gencaro in the United States and important international markets, and for other products or product candidates that we may acquire or develop. We will rely on statutory protection, patent protection, trade secrets, know-how, and in-licensing of technology rights to maintain protection for our products.

We believe that both patent protection and data exclusivity statutes will give Gencaro market exclusivity in the U.S. and in major international markets. If approved by the FDA or international regulatory agencies, Gencaro will qualify as a New Chemical Entity, or NCE, as it has never received regulatory approval in any jurisdiction. As an NCE, Gencaro will enjoy market exclusivity in the United States and most international markets under data exclusivity statutes. These laws provide for an exclusivity period beginning from regulatory approval, during which any generic competitor is barred from submitting an application that relies on the data that has been submitted in connection with the approval of the NCE. In the U.S., the Hatch-Waxman Act provides for an initial period of up to five years from approval of the NCE, during which a generic application attempting to rely on the data submitted for the NCE cannot be filed with the FDA. This period can be effectively extended to seven and one-half years from FDA approval because a provision of the Hatch-Waxman Act provides for an automatic 30-month extension of the exclusivity period if we promptly pursue litigation against a company attempting to enter the market with a generic for a drug that is covered by a composition of matter or method of use patent.

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

In addition to protection under data exclusivity statutes, we believe that Gencaro’s patent portfolio provides an alternative protection to market exclusivity. We have been granted patents in the United States and Europe that claim the use of Gencaro in patients predicted to have a favorable response to the drug based on genetic polymorphisms in the genes encoding the beta-1 and/or alpha-2C receptors. We believe that this patent strategy may deter generic competition because of the threat of patent litigation or may exclude generic competition from the market until the patents expire if we are successful in litigation. Consequently, if our patent strategy is successful, we believe we may avoid generic competition with Gencaro in the U.S. or certain countries in Europe until at least the expiration of these patents, which would be no earlier than 2026 in the U.S and into 2025 in Europe. In addition, we believe that if Gencaro is approved, one of the U.S. patents may be entitled to an extension of its term and the European patent may be entitled to an extension through a supplemental protection certificate in one or more countries in Europe. The length of any such extension may vary by country. We cannot predict whether any such extensions will be granted, but if they are, they may provide market exclusivity for Gencaro into 2029 or 2030 in the U.S. and Europe.

We also have other potential patent rights in additional pharmacogenetic drug candidates having possible indications in cardiovascular disease, oncology, and other therapeutic areas; these are in both early and later stages of development.. We may seek collaborators to assist us in the development of these candidates or we may seek to raise funds to advance the development of the compounds on our own.

Employees

As of December 31, 2013, we had 14 full-time employees.  None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

On January 27, 2009, we completed a business combination (the Merger) with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008 in which a wholly-owned subsidiary of Nuvelo, Inc. merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo, Inc. Immediately following the Merger, we changed our name from Nuvelo, Inc. to ARCA biopharma, Inc. Nuvelo was originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, Nuvelo merged with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts, and, in connection with the merger, changed its name to Nuvelo, Inc. On March 25, 2004, Nuvelo was reincorporated from Nevada to Delaware. On January 27, 2009, in connection with the Merger with ARCA Colorado described above, Nuvelo changed its name to ARCA biopharma, Inc. Our principal offices are located in Westminster, Colorado.

On March 4, 2013, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, to implement a six-for-one reverse split of our common stock, as previously authorized and approved at our special meeting of stockholders on February 25, 2013. On March 5, 2013, our common stock began trading on The NASDAQ Capital Market on a post-split basis.

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

Risks Related to Our Business and Financial Condition

Our management and our independent registered public accountant, in their report on our financial statements as of and for the year ended December 31, 2013, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited consolidated financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2013 that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. In February 2014, the Company completed an equity financing transaction that raised aggregate net proceeds of $7.9 million.  We believe our cash and cash equivalents balance as of December 31, 2013, together with the net proceeds from such equity financing, will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

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

We believe our cash and cash equivalents balance as of December 31, 2013, and the net proceeds from our equity financing completed in February 2014, will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for additional clinical trials in order to gain possible FDA approval for Gencaro;

•	progress of GENETIC-AF and enrollment and any data that may become available;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We plan to conduct our Phase 2B clinical study of Gencaro in 200 hundred HFREF patients with AF, and it could expand to a Phase 3 clinical study of approximately 420 HFREF additional patients with AF. Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fully fund such a trial.

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

For example, GENETIC-AF is designed to be an adaptive trial. The DSMB will analyze certain data from the Phase 2B portion and recommend whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB will make their recommendation after 200 patients have been enrolled and have completed 24 weeks of follow-up.  The interim analysis will focus on data regarding AF event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and do not currently have sufficient staff with the requisite experience to do so, and we therefore expect that we will have to rely on contract research organizations to conduct certain of our clinical trials. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience as employees of ARCA.

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

We are relying on contract research organizations to conduct substantial portions of our GENETIC–AF clinical trial, and as a result, we will be unable to directly control the timing, conduct and expense of the clinical trial.

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying primarily on third parties to conduct our clinical trial. We have contracted with Duke University , as our contract research organization (CRO) to conduct the clinical component of our GENETIC-AF trial. As a result of this contract, we will have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

The GENETIC-AF clinical trial requires that we identify and enroll a large number of patients with the condition under investigation and the trial will enroll only those patients having a specific genotype, and only those patients who have or are willing to have a Medtronic device implanted for monitoring and recording AF burden data. Because of the rigorous enrollment criteria, we may not be able to enroll a sufficient number of patients to complete our clinical trial in a timely manner.

Patient enrollment is affected by factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies, including the off-label use of therapies approved for related indications;

•	efforts to facilitate timely enrollment in clinical trials;

•	the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;

•	patient referral practices of physicians;

•	availability of clinical trial sites;

•	other clinical trials seeking to enroll subjects with similar profiles;

•	the number of patients having the specific genotype needed for our trial; and

•	the number of patients having, or willing to have, a Medtronic device implanted for monitoring and recording AF burden data.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing GENETIC-AF, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of genetic  trials There can be no assurance that our genetic trials will be initiated or completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

As of March 17, 2014, the closing price of our common stock was $2.07 per share, and the total market value of our listed securities was approximately $43.4 million. As of December 31, 2013, we had stockholders’ equity of $15.6 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic, Inc., or Medtronic for the support of our planned GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or proceed,  or if Medtronic’s obligations are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

Under our current arrangement with Medtronic, we have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Our planned GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype.  The trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial will require use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with Laboratory Corporation of America, LabCorp, to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test to be used in our Genetic AF clinical trial.

The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization. Changes to regulatory advice could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the companion diagnostic would occur through the FDA’s Center for Devices and Radiological Health. The draft guidance on companion diagnostics remains in draft form, and it is unclear how closely the final guidance, when published, will track the 2011 draft guidance.   It is also difficult to predict how FDA will implement the guidance once finalized. For example, the draft guidance allows for flexibility by the FDA in the case of therapeutic products to treat serious conditions for which no alternative treatment exists and the benefits of using the companion diagnostic outweigh the risk, but it is unclear how this discretion will be applied by the agency. The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

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

Unless we are able to raise substantial additional funding for the development of Gencaro through other means, we will need to complete a strategic transaction to continue the development of Gencaro through the clinical development and commercialization phases, and to continue our other operations.  The strategic transactions that we may consider include a potential combination or partnership. Our board of directors and management team has and will continue to devote substantial time and resources to obtaining additional capital or the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees do not have experience in the strategic transaction process, and our previous efforts to enter into a strategic transaction have not been successful. As a result of these and other factors, there is substantial risk that we may not be able to complete a strategic transaction on favorable terms, or at all. The failure to complete such a strategic transaction may materially and adversely affect our business.

We may be limited in our ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of February 7, 2014 we had approximately 21 million shares of common stock outstanding, 20% of which is approximately 4.2 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. Our February 2014 equity financing substantially exhausted the availability under our shelf registration statement until the one year anniversary of such financing.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

Unless we are able to generate sufficient product revenue, we will continue to incur losses from operations and will not achieve or maintain profitability. We are years away from commercializing a product and generating product revenue.

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

In the event that we or our collaborators conduct preclinical studies that do not comply with Good Laboratory Practices or GLP or incorrectly design or carry out human clinical trials in accordance with Good Clinical Practices or GCP or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully initiate and effectively complete clinical trials for any product candidate on schedule, or at all, will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

•	other clinical trials seeking to enroll subjects with similar profile;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices;

•	unforeseen safety issues, including negative results from ongoing preclinical studies;

•	inability to monitor patients adequately during or after treatment;

•	difficulty recruiting and monitoring multiple study sites;

•

failure of our third-party contract research organizations, clinical site organizations and other clinical trial managers, to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

•	an insufficient number of patients who have, or are willing to have, a Medtronic device implanted for monitoring and recording AF burden data.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. The U.S. Congress has enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries, including medical device manufacturers. Each medical device manufacturer has to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Such excise taxes may impact any potential sales of the genetic test if it is approved for marketing. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2014, we expect our research and development activities will be dedicated to Gencaro. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold the intellectual property concerning the interaction of Gencaro with the polymorphisms of the beta-1 and alpha-2C receptors. We have obtained patents that claim methods involving Gencaro after a patient’s receptor genotype has been determined. Our NDA requested a label that will include a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label may be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce competing products and our business may suffer. The approved label may not contain language covered by the patents, or we may be unsuccessful in enforcing them.

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

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	progress of GENETIC-AF and enrollment and any data that may become available;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2013, approximately 15.7 million shares of common stock were outstanding.  During January 2014, warrant holders exercised warrants for common shares totaling 157,250.  On February 7, 2014 we issued 5.1 million additional shares of common stock as part of our equity financing that closed on February 7, 2014.  All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2013 approximately 8.1 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2013, there were approximately 1.3 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance the research, development and commercialization of Gencaro. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters facility consists of approximately 5,300 square feet of office space in Westminster, Colorado, which is leased until September 2016. We believe that this facility is adequate to meet our current needs.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the Nasdaq Capital Market in 2013 and 2012 (adjusted for the one-for-six reverse stock split effective March 4, 2013):

Year ended December 31, 2013	High	Low
First quarter	$5.94	$2.15
Second quarter	$3.58	$1.13
Third quarter	$1.62	$1.29
Fourth quarter	$2.15	$1.22

Year ended December 31, 2012	High	Low
First quarter	$6.90	$5.22
Second quarter	$5.70	$2.22
Third quarter	$3.66	$1.86
Fourth quarter	$3.18	$1.44

Stockholders

As of March 17, 2014, we had approximately 100 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Capital Market for our common stock was $2.07 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2013, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate is Gencaro™ (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator that we plan to evaluate in a new clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and left ventricular dysfunction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We believe that that Gencaro has potential efficacy in reducing or preventing AF, and this efficacy may be genetically regulated. We plan to test this hypothesis in a clinical trial of Gencaro, known as GENETIC-AF. We have created an adaptive design for GENETIC-AF.  We anticipate that the trial will be initiated as a Phase 2B study in approximately 200 patients with recent on set, persistent AF comparing Gencaro to Toprol XL for prevention of AF in patients with HFREF. Depending on the results of the Phase 2B portion, the trial may then be expanded to a Phase 3 study by enrolling an estimated additional 420 patients. We expect that our GENETIC-AF trial will begin enrolling patients in the first quarter of 2014, and we project the Phase 2B study will take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

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

To support the continued development of Gencaro, we completed public equity offerings during 2013 that raised approximately $19.3 million in net proceeds.  In February 2014, we completed a public equity offering of approximately $7.9 million in net proceeds as additional funds for the planned Phase 2B portion of the trial and to support our ongoing operations.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, we will need to raise a significant amount of additional capital to finance the completion of GENETIC-AF and our ongoing operations.  We anticipate that our current cash and cash equivalents, including the net proceeds from our February 2014 equity offering, will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical, regulatory, and manufacturing process development activities and costs. Our research and development expenses totaled $2.9 million for the year ended December 31, 2013 as compared to $1.1 million for 2012, an increase of approximately $1.8 million. During 2013, our R&D efforts and costs were almost entirely related to the development of Gencaro.

Clinical expense increased approximately $590,000 for the year ended December 31, 2013. The increase is primarily due to project initiation costs for CRO and similar service providers that we have engaged for our planned GENETIC-AF clinical trial.  We have also added staff during the year to initiate and oversee our planned GENETIC-AF clinical trial project.

Regulatory and manufacturing process costs increased approximately $1.2 million for the year ended December 31, 2013 compared to the year-ended December 31, 2012.   Approximately $738,000 of the increase is due to costs incurred for development and production of clinical trial materials, and costs for acquiring the active comparator drug product.  Our regulatory costs increased approximately $351,000 in this same period, which includes costs paid by us to LabCorp for development of the diagnostic test for use in our planned GENETIC-AF clinical trial and includes costs of regulatory audits of suppliers to be used in such clinical trial.  A portion of the additional costs is attributable to personnel costs as we have increased staff during the year to prepare the clinical trial.

R&D expense in 2014 will be substantially higher than 2013 if we initiate our GENETIC-AF clinical trial and begin enrolling patients.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.0 million for the year ended December 31, 2013, compared to $3.2 million for 2012, an increase of approximately $800,000. The change included increased personnel, consulting, and board advisory costs of approximately $546,000 that were primarily attributable to performance bonuses earned and personnel we returned from furlough during the year to assist in our financing efforts and to support our planned initiation of the GENETIC-AF clinical trial.  Legal, accounting and other professional services of accounted for approximately $168,000 of the change and were primarily attributable to our special shareholder meeting held in the first quarter of 2013 and to our financing efforts completed during 2013.

G&A expenses in 2014 are expected to be higher than in 2013 as we increase administrative activities to support initiating our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $5,000 for the year ended December 31, 2013 as compared to $2,000 for 2012, resulting in an increase of $3,000.  This is due to the increase in cash balances resulting from our June 2013 sale of equity securities.  Interest income was nominal in both years due to low investment yields. We expect interest income to continue to be nominal in 2014.

Interest and Other Expense

Interest and other expense was $4,000 for the year ended December 31, 2013, as compared to $3,000 for 2012. The amounts and related change between years are nominal to our overall operations. Based on our current capital structure, interest expense for 2014 is expected to be comparable to 2013.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$16,756	$2,920

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(5,288)	$(4,078)
Investing activities	(32)	—
Financing activities	19,156	1,055
Net increase (decrease) in cash and cash equivalents	$13,836	$(3,023)

Net cash used in operating activities for the year ended December 31, 2013 increased nearly $1.2 million compared with the 2012 period due to increased R&D and SG&A expenses discussed above.

Net cash provided by financing activities of approximately $19.2 million for the year ended December 31, 2013 is comprised of approximately $19.3 million of net proceeds from the sales of our preferred and common stock, less $174,000 in payments made on a vendor financing arrangement. Net cash provided by financing activities of approximately $1.1 million for the year ended December 31, 2012 is comprised of approximately $1.2 million of net proceeds from the sales of our common stock, less $134,000 in payments made on a vendor financing arrangement.

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

We completed three equity-financing transactions in 2013 and raised approximately $19.3 million, net of offering costs. On January 22, 2013, we sold approximately $1 million of our common stock and warrants for common stock in a private placement transaction with accredited investors including our Chief Executive Officer. We issued 356,430 shares of common stock together with warrants to purchase 249,501 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses, were approximately $805,000.  Each unit, consisting of a share of common stock and a warrant to purchase 0.70 shares of common stock, was sold at a purchase price of $2.81 per unit. The warrants were exercisable upon issuance, expire seven years from the date of issuance, and have an exercise price of $2.28 per share. Pursuant to the terms of the Registration Rights Agreements (the Rights Agreements) entered into as part of this and prior Private Placement transactions, we filed a registration statement for the resale of the shares underlying the units sold in these private placements. That registration statement was declared effective by the Securities and Exchange Commission on February 14, 2013.

On January 31, 2013, we sold approximately $730,000 of common stock and warrants for common stock in a Registered Direct Offering in which we issued 164,636 shares of common stock and warrants to purchase 65,855 shares of common stock. The net proceeds, after deducting placement agent fees and other offering expenses payable by us, was approximately $616,000.  Each unit, consisting of a share of common stock and a warrant to purchase 0.40 shares of common stock, was sold at a purchase price of $4.43 per unit. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $4.13 per share. The Registered Direct Offering was effected pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 1, 2013. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares of common stock underlying the warrants at the time of exercise.

On June 4, 2013, we sold shares of our Series A Convertible Preferred Stock, or Preferred Stock, and warrants to purchase common stock in a public offering for aggregate gross proceeds of $20 million.  We issued 125,000 shares of Preferred Stock and warrants to up to purchase 6,250,000 shares of common stock at a at a purchase price of $160 per share of Preferred Stock.  The net proceeds, after deducting placement agent fees and other offering expenses payable by us, were approximately $17.9 million.  Each share of Preferred Stock is convertible into 100 shares of common stock at any time at the option of the holder.  As of December 31, 2013, no shares of the Preferred Stock remained outstanding as all shares of the Preferred Stock had been converted into 12,500,000 shares of common stock.  The warrants have an exercise price of $1.60 per share, will expire on the five year anniversary of the date of issuance, and were exercisable immediately upon issuance. Our Chief Executive Officer participated in the offering, purchasing 781 shares of Preferred Stock and warrants to purchase 39,050 shares of common stock.

The securities were sold pursuant to a placement agreement and have been registered under the Securities Act of 1933 pursuant to the our Registration Statement on Form S-1, as amended (No.333-187508), which was declared effective by the Securities and Exchange Commission on May 29, 2013, and the Preferred Stock and warrants were offered and sold pursuant to a prospectus dated May 30, 2013.

In connection with the Preferred Stock financing, the Company recorded a non-cash dividend of approximately $2.0 million to recognize the intrinsic value of the embedded beneficial conversion feature. Typically, such a deemed dividend would be represented as a reduction in a company’s retained earnings and an increase in additional paid in capital in recognition of the reapportionment of common shareholder value to the preferred stock purchasers. However, since we have an accumulated deficit, the deemed dividend is recognized by a reapportionment of additional paid in capital from common shareholders to additional paid in capital of preferred stock purchasers, which are combined in the Company’s statement of stockholders’ equity.

Registered Direct Equity Offering Completed Subsequent to December 31, 2013

On February 3, 2014, we agreed to sell to certain investors an aggregate of 5,116,228 shares of our common stock and warrants to purchase an aggregate of 1,279,057 shares of our common stock  at a purchase price of $1.70 per share of common stock, for aggregate gross proceeds of approximately $8.7 million, before deducting placement agent fees and other offering related expenses. The offering closed on February 7, 2014, and the net proceeds to us were approximately $7.9 million.

The common stock and warrants were sold in combination consisting of one share of common stock and a warrant to purchase 0.25 shares of common stock.  The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $2.125 per share, equal to 125% of the closing bid price of our common stock on the Nasdaq Capital Market on February 3, 2014. The offering was effected as a takedown off our Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2014. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares of common stock underlying the warrants at the time of exercise.

The common stock and warrants were sold pursuant to a placement agency agreement dated January 21, 2014, as amended.

In addition to the cash compensation paid to the placement agent in conjunction with the transaction, and pursuant to the placement agency agreement, we issued warrants to the placement agent to purchase 153,486 shares of our common stock, which have not been registered under the Securities Act of 1933, as amended.  The warrants issued to the placement agent warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants expire on April 4, 2016, or the five year anniversary of the effective date of the registration statement, and are restricted from transfer for a period of 180 days from the date of commencement of sales in connection with the offering.

We believe these financings have positioned us to initiate our planned GENETIC-AF Phase 2B/3 clinical trial for which we currently anticipate initiating patient enrollment in the first quarter of 2014.  Our ability to initiate and execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	recruitment of sufficient clinical trial sites, enrollment of patients and enrollment at a rate consistent with our projected timeline;
•	our ability to control costs associated with the clinical trial and our operations;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
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

The sale of additional equity or convertible debt securities will be necessary for us to complete both Phase 2B and Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  We anticipate that our current cash and cash equivalents, including the approximately $7.9 million of net proceeds from our February 2014 equity offering, will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

	Page
Report of Independent Registered Public Accounting Firm, KPMG LLP		41

Consolidated Balance Sheets as of December 31, 2013 and 2012		42

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the period from December 17, 2001 (date of inception) to December 31, 2013		43

Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012 and for the period from December 17, 2001 (date of inception) to December 31, 2013	44–	47

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from December 17, 2001 (date of inception) to December 31, 2013		48

Notes to Consolidated Financial Statements		49

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ARCA biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of ARCA biopharma, Inc. (a development stage enterprise) and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from December 17, 2001 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARCA biopharma, Inc. (a development stage enterprise) and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from December 17, 2001 (date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Denver, Colorado

March 20, 2014

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,756	$2,920
Other current assets	169	125
Total current assets	16,925	3,045
Property and equipment, net	29	23
Other assets	130	144
Total assets	$17,084	$3,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597	$65
Accrued compensation and employee benefits	459	103
Accrued expenses and other liabilities	446	121
Deferred rent, current portion	—	16
Total current liabilities	1,502	305
Deferred rent, net of current portion	1	—
Total liabilities	1,503	305
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $.001 par value; 135,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2013 and December 31, 2012; 15,685,562 and 2,660,315 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	16	3
Additional paid-in capital	90,498	70,898
Deficit accumulated during the development stage	(74,933)	(67,994)
Total stockholders’ equity	15,581	2,907
Total liabilities and stockholders’ equity	$17,084	$3,212

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from December 17, 2001 (date of inception) to
	Years Ended December 31,		December 31,
	2013	2012	2013
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$2,928	$1,092	$45,605
General and administrative	4,012	3,227	46,595
Merger transaction costs	—	—	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000
Total costs and expenses	6,940	4,319	106,083
Loss from operations	(6,940)	(4,319)	(106,083)
Gain on assignment of patent rights	—	—	2,000
Gain on bargain purchase	—	—	25,282
Interest and other income	5	2	2,033
Interest and other expense	(4)	(3)	(446)
Loss before income taxes	(6,939)	(4,320)	(77,214)
Benefit from income taxes	—	—	2,281
Net loss and comprehensive loss	$(6,939)	$(4,320)	$(74,933)
Less: Accretion of redeemable convertible preferred stock	—	—	(245)
Less: Deemed preferred stock dividend	(2,026)	—	(2,807)
Net loss available to common stockholders	$(8,965)	$(4,320)	$(77,985)
Net loss available to common stockholders per share:
Basic and diluted	$(1.04)	$(1.94)
Weighted average shares outstanding:
Basic and diluted	8,629,479	2,223,516

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.36 per share	—	—	—	—	—	—	2,588	—	1	—	1
Net loss	—	—	—	—	—		—	—	—	(116)	(116)
Balance, December 31, 2003	—	—	—	—	—	—	2,588	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.36 per share	—	—	—	—			19,720	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	(511)	(511)
Balance, December 31, 2004	—	—	—	—	—	—	22,308	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.36 per share	—	—	—	—	—	—	2,922	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.36 per share	—	—	—	—	—	—	2,978	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $48.84 per share	—	—	—	—	—	—	903	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	—	—	31,095	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	—	—	(1,459)	(1,459)
Balance, December 31, 2005	—	—	—	—	—	—	60,206	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $4.32 per share	—	—	—	—	—	—	17,372	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	8,019	—	3	—	3
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $4.32 per share	—	—	—	—	—	—	13,907	—	60	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	—	—	2,505	—	15	—	15

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	—	—	38	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	(5,241)	(5,241)
Balance, December 31, 2006	9,222,257	14,919	—	—	—	—	102,047	—	1,583	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $10.08 per share	—	—	—	—	—	—	1,303	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $10.80 per share	—	—	—	—	—	—	642	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	—	—	2,783	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	—	—	13,915	—	—	—	—
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	2,227	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	(13,994)	(13,994)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	—	—	122,917	—	1,632	(21,321)	(19,689)

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

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	557,890	1	4,016	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	188	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	—	—	(5,364)	(5,364)
Balance, December 31, 2011	—	—	—	—	—	—	2,030,500	2	69,404	(63,674)	5,732
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	629,815	1	1,188	—	1,189
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	—	—	(4,320)	(4,320)
Balance, December 31, 2012	—	—	—	—	—	—	2,660,315	3	70,898	(67,994)	2,907
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	—	—	—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	—	—	—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—	—	—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—	—	—	—	—	—	(2,026)	—	(2,026)
Conversion of preferred stock to common stock, net of conversion costs	—	—	—	—	(125,000)	—	12,500,000	13	(33)	—	(20)

Share-based compensation	—	—	—	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	—	—	—	(6,939)	(6,939)
Balance, December 31, 2013	—	$—	—	$—	—	$—	15,685,562	$16	$90,498	$(74,933)	$15,581

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from December 17, 2001 (date of inception) to December 31,
	2013	2012	2013
	(in thousands)
Cash flows used in operating activities:
Net loss	$(6,939)	$(4,320)	$(74,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	—	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	26	43	1,806
Non-cash interest expense	—	—	211
Share-based compensation	283	306	2,871
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
Loss from disposal of property and equipment	—	—	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	130	278	2,950
Other assets	14	80	7,340
Accounts payable	532	(195)	(1,593)
Accrued expenses and other liabilities	681	(237)	(18,540)
Deferred rent	(15)	(33)	1
Net cash used in operating activities	(5,288)	(4,078)	(102,709)
Cash flows provided by investing activities:
Cash received from merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	(32)	—	(1,911)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	—	358
Proceeds from patent rights assignment	—	—	2,000
Net cash (used in) provided by investing activities	(32)	—	45,022
Cash flows provided by financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	20,000	—	52,316
Preferred stock offering costs	(2,083)	—	(2,329)
Proceeds from the issuance of common stock	1,741	1,528	15,850
Payment of offering costs	(328)	(339)	(1,714)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(174)	(134)	(454)
Net cash provided by financing activities	19,156	1,055	74,443
Net (decrease) increase in cash and cash equivalents	13,836	(3,023)	16,756
Cash and cash equivalents, beginning of period	2,920	5,943	—
Cash and cash equivalents, end of period	$16,756	$2,920	$16,756
Supplemental cash flow information:
Interest paid	$3	$3	$118
Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163
Warrant issued in connection with credit facility	$—	$—	$111
Accrued deferred transaction costs	$—	$—	$482

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

ARCA has created an adaptive design for GENETIC-AF.  It is anticipated that the trial will be initiated as a Phase 2B study in approximately 200 HFREF patients. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients. The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The interim analysis will focus on available data regarding AF event rates, AF burden, and safety. Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and  indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps. The Company believes the Phase 2B portion of the study would take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

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

To complete both phases of the GENETIC-AF clinical trial and submit for FDA approval, the Company will need to raise additional capital. If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval, exploring strategic alternatives for further developing Gencaro, and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances  of common and preferred stock, as well as through the business combination with Nuvelo, Inc. or Nuvelo.

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $106.1 million and had negative cash flows from operations of $102.7 million.

During 2013, the Company raised approximately $19.3 million, net of offering costs, through sales of its convertible preferred and common stock.  The Company believes the financings have positioned it to initiate the planned Phase 2B/3 GENETIC-AF trial.  In February 2014, the Company completed a public equity offering to secure additional funds for the planned Phase 2B/3 GENETIC-AF trial and its ongoing operations.    The Company anticipates that its current cash and cash equivalents, including the approximately $7.9 million of net proceeds from its February 2014 equity offering, will be sufficient to fund its operations, at its projected cost structure, through at least the end of 2015. However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to need to raise additional capital to finance the completion of GENETIC-AF and its ongoing operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or discontinue its operations.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the planned GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;
•	progress of GENETIC-AF and enrollment and any data that may become available;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

The significant uncertainties surrounding the clinical development timelines and costs and the need to raise a significant amount of capital raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

In conjunction with and immediately prior to the Merger, Nuvelo effected a 1-for-20 reverse stock split. As a result, and in accordance with the Merger Agreement, each outstanding common share and warrant or option to purchase ARCA Colorado’s common stock prior to the Merger was converted into the right to receive or purchase 0.16698070, or the Exchange Ratio, shares of the Company’s common stock, which Exchange Ratio incorporates the effect of the reverse stock split. All common shares, options and warrants to purchase common shares and per common share amounts for all periods presented in the accompanying financial statements and notes have been adjusted retroactively to reflect the effect of the Exchange Ratio, except for the par value per share and the number of shares authorized, which are not affected by the Exchange Ratio. The accompanying consolidated financial statements and notes have not been adjusted to retroactively reflect the effect of the Exchange Ratio on preferred shares and per preferred share amounts.

Reverse Stock Split

On March 4, 2013, the Company completed a 1-for-6 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company is considered to be in the development stage at December 31, 2013.

Recent Accounting Pronouncements

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

Costs related to clinical trial and drug manufacturing activities are based upon estimates of the services received and related expenses incurred by contract research organizations, or CROs, clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or otherwise. Related contracts vary significantly in length, and could be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through communications with the vendors, including detailed invoices and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Certain significant vendors may also provide an estimate of costs incurred but not invoiced on a periodic basis. Expenses related to the CROs and clinical studies, as well as contract drug manufacturers, are primarily based on progress made against specified milestones or targets in each period.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Years Ended December 31,
(In thousands, except shares and per share data)	2013	2012
Net loss	$(6,939)	$(4,320)
Less: Series A Preferred Stock deemed dividend	(2,026)	—
Net loss available to common shareholders	$(8,965)	$(4,320)
Weighted average shares of common stock outstanding	8,631,668	2,226,299
Less: Weighted-average shares of unvested common stock	(2,188)	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	8,629,480	2,223,516
Basic and diluted loss per share	$(1.04)	$(1.94)

Potentially dilutive securities representing 7,366,000 and 762,000 weighted average shares of common stock were excluded for the years ended December 31, 2013 and 2012, respectively, because including them would have an anti-dilutive effect on net loss attributable to common stockholders per share.

Subsequent to December 31, 2013, the Company sold 5,116,228 shares of ARCA common stock and warrants to purchase 1,279,057 shares of ARCA common stock (see Note 8).  Those shares, and the potentially dilutive securities represented by the warrants, had the transactions occurred before December 31, 2013, would have changed the number of common shares and potential common shares outstanding at December 31, 2013.

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

The Company’s financial assets include $16.5 million at December 31, 2013 and $2.8 million at December 31, 2012, in money market funds, classified as cash equivalents, which are measured at fair value based on Level 1 inputs on a recurring basis. There were no transfers between any fair value hierarchy levels in 2013 or 2012.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of December 31, 2013 and 2012, the Company did not have any debt outstanding.

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2013	December 31, 2012
Computer equipment	3 years	$99	$104
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	89	93
Computer software	3 years	176	176
	Lesser of useful life or
Leasehold improvements	life of the lease	8	18
		514	533
Less accumulated depreciation and amortization		(485)	(510)
		$29	$23

For the years ended December 31, 2013 and 2012, and for the period from Inception through December 31, 2013, depreciation and amortization expense was $26,000, $43,000 and $1.8 million, respectively.

(6) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado, or the Lab. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2013 and 2012 was $297,000 and $63,000 respectively, and $1.8 million from Inception through December 31, 2013.

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

Operating Leases

The Company was party to a lease agreement, dated February 8, 2008. The original lease provided for approximately 15,000 square feet of an office facility in Broomfield, Colorado. The office location served as the Company’s primary business office. In June 2011, the Company and its landlord amended the lease mutually agreeing for the Company to relocate to another suite, comprising approximately 4,500 square feet within the same building. The original five year term of the Lease remained unchanged. The Company’s facility lease which would have originally expired in June 2013 was extended by a letter of extension through September 30, 2013.

Effective August, 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado that has served as the Company’s primary business office since October 1, 2013. The lease has a three year term and expires on September 30, 2016.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2013:

2014	$78,000
2015	80,000
2016	62,000
Total future minimum lease payments	$220,000

Rent expense under these leases for the years ended December 31, 2013 and 2012 was $63,000 and $48,000, respectively, and was $578,000 from Inception through December 31, 2013.

Duke University

In November 2013, the Company entered into a clinical research agreement with Duke University (Duke) to serve as the clinical research organization for the Company’s planned GENETIC-AF clinical study.  Under the agreement the Company is responsible to pay Duke for their work managing certain aspects of the clinical study, including clinical site recruitment and clinical site management.  Upon completion of the clinical study, the agreement will terminate.  The agreement can be terminated earlier by the Company for any reason with 90 days written notice to Duke.  In the event of an early termination, the Company and Duke would coordinate efforts for an orderly wind-down of the study, and the Company would be responsible to pay Duke for time and effort incurred through the date of termination and through the wind-down period.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events. In August 2008, the Company paid CPEC a milestone payment of $500,000 based on the July 31, 2008 submission of its NDA with the FDA. If the FDA grants marketing approval for Gencaro, the Company will owe CPEC another milestone payment of $8.0 million, which is due within six months after FDA approval. The Company also has the obligation to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

(8) Equity Financings and Warrants

2012 Equity Financings

Registered Direct Offering

On August 2, 2012, the Company entered into subscription agreements with certain institutional investors (the “Investors”) in connection with its Registered Direct public offering (the “2012 Offering”), pursuant to which the Company sold an aggregate of 406,099 shares of its common stock and warrants to purchase up to 304,575 additional shares of its common stock to the Investors for aggregate gross proceeds of approximately $953,000, before deducting placement agent fees and other estimated offering expenses payable by the Company. The net proceeds to the Company were approximately $741,000, and the 2012 Offering closed on August 8, 2012.

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

Registered Direct Offering

On January 31, 2013, the Company entered into a subscription agreement with certain institutional investors (the “Investors”) in connection with its Registered Direct public offering,  pursuant to which the Company sold an aggregate of 164,636 shares of its common stock and warrants to purchase up to 65,855 additional shares of its common stock to the Investors for aggregate gross proceeds of approximately $730,000, before deducting placement agent fee and other estimated offering expenses payable by the Company. The net proceeds to the Company were approximately $616,000, and the offering closed on February 4, 2013.

The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock. The purchase price for each unit was $4.43. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $4.13 per share, equal to the closing bid price of ARCA’s common stock on the Nasdaq Capital Market on January 31, 2013. The offering was effected as a takedown off the Company’s Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 1, 2013. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares of common stock underlying the warrants at the time of exercise.

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

Each share of Preferred Stock was initially convertible into 100 shares of the Company’s common stock at any time at the option of the holder.  Each share of Preferred Stock had a liquidation preference of $.001 per share. The shares of Preferred Stock had no preferential dividends or redemption rights, and no voting rights except as required by law. As of December 31, 2013, 125,000 shares of the Preferred Stock had been converted into 12,500,000 shares of ARCA common stock.

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

2014 Equity Financing

Subsequent to December 31, 2013, the Company completed the following equity financing transaction:

Registered Direct Offering

On February 3, 2014, the Company agreed to sell to certain investors an aggregate of 5,116,228 shares of the Company’s common stock  and warrants to purchase an aggregate of 1,279,057 shares of the Company’s common stock  at a purchase price of $1.70 per share of Common Stock, for aggregate gross proceeds of approximately $8.7 million, before deducting placement agent fees and other offering related expenses. The offering closed on February 7, 2014, and the net proceeds to the Company were approximately $7.9 million.

The common stock and warrants were sold in combination consisting of one share of common stock and a warrant to purchase 0.25 shares of common stock.. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $2.125 per share, equal to 125% of the closing bid price of ARCA’s common stock on the Nasdaq Capital Market on February 3, 2014. The offering was effected as a takedown off the Company’s Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2014. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares of common stock underlying the warrants at the time of exercise.

Warrants

As of December 31, 2013, warrants to purchase 8,147,484 shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.32. These warrants, which were granted as part of various financing and business agreements, expire at various times between October 2016 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using the Black-Scholes option-pricing model.

(9) Stock-based Compensation

Stock Plans

The Company’s new equity incentive plan, the 2013 Equity Incentive Plan (the Equity Plan), was approved by stockholders on September 17, 2013.  The maximum number of shares issuable under this plan is 2,250,000 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2013, options and awards for 1,156,869 shares were outstanding under the Equity Plan, and 1,093,131 shares were reserved for future awards.

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

In conjunction with the adoption of the new Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. Options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2013, options to purchase 63,255 shares with a weighted average exercise price of $21.25 per share were outstanding under this plan. Other stock plans that were assumed by ARCA in the Merger still have options outstanding that will continue to vest according to the original terms of each grant, but no new options can be granted under these plans.  As of December 31, 2013, options to purchase 42,318 shares with a weighted average exercise price of $18.98 were outstanding under these plans.

The Company granted options and awards for  1,160,535 and 5,833 shares of common stock in the years ended December 31, 2013 and 2012, respectively. The fair values of the majority of employee stock options granted in the years ended December 31, 2013 and 2012 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2013	2012
Expected term	5.8 years	5.3 years
Expected volatility	96%	108%
Risk-free interest rate	1.62%	0.15%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$1.05	$4.68

A summary of ARCA’s stock option activities for the years ended December 31, 2013 and 2012, and related information as of December 31, 2013, is as follows:

	For the years ended December 31,
	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	144,019	$18.28	144,039	$19.20
Granted	741,535	1.38	5,833	6.00
Exercised	—	—	—	—
Forfeited and cancelled	(42,112)	11.62	(5,853)	27.96
Options outstanding, end of period	843,442	$3.76	144,019	$18.28
Options exercisable, end of period	194,550	$11.14	125,666	$18.77
Options vested and expected to vest	832,941	$3.78

The total intrinsic value of options exercised for the years ended December 31, 2013 and 2012 was $0 and $0, respectively. As of December 31, 2013, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $701,000 which is expected to be recognized over a weighted average period of 2.6 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.36	—	$1.33	1,433	8.56	$1.21	286	$0.71
1.38	—	1.38	727,869	9.46	1.38	98,233	1.38
1.40	—	22.98	96,465	5.85	12.04	78,356	13.18
22.98	—	33.42	17,168	4.42	32.78	17,168	32.78
33.42	—	440.40	250	0.33	263.94	250	263.94
440.40	—	1,908.00	257	0.30	1,443.56	257	1,443.56
			843,442	8.94	$3.76	194,550	$11.14

Restricted Stock Units

The Company began granting restricted stock units (RSUs) to employees during 2013 in conjunction with the adoption of its 2013 Equity Incentive Plan.  The fair value of RSU awards is the closing price of the Company’s common stock on the date of grant and is recognized as compensation expense on a straight-line basis over the respective vesting period. The stock awards granted have a requisite service period of three years with annual vesting on the grant anniversary date.

A summary of RSU activity for the year ended December 31, 2013 is presented below:

Restricted Stock Awards	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2012	—	$—
Granted	419,000	1.39
Vested	—	—
Forfeited and cancelled	—	—
Unvested RSUs at December 31, 2013	419,000	$1.39

As of December 31, 2013, the total unrecognized compensation cost related to unvested stock awards was approximately $529,000.  This cost will be recognized on a straight-line basis over the next 2.7 years and will be adjusted for estimated forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2013, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended December 31,		Period from December 17, 2001 (date of inception) to December 31,
	2013	2012	2013
Research and Development	$77	$94	$667
Selling, General and Administrative	206	212	1,817
Restructuring Expense	—	—	387
Total	$283	$306	$2,871

Stock-based compensation expense related to non-employees was negligible in 2013 and 2012. ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(10) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $70,000 and $57,000 for the years ended December 31, 2013 and 2012, respectively, and has contributed $710,000 from Inception through December 31, 2013.

(11) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. Since June 2005 through December 31, 2013, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $104.7 million, and approximately $820,000 of research and development credits that may be used to offset future taxable income. The net operating loss carryforwards will expire beginning 2025 through 2032. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by IRC Section 382. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $44.8 million at December 31, 2013, reflecting an increase of approximately $2.6 million from December 31, 2012. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2013 the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35%, as a result of the following (in thousands):

	Years ended December 31,
	2013	2012
U.S. federal income tax benefit at statutory rates	(2,429)	$(1,512)
State income tax benefit, net of federal benefit	(209)	(130)
Research and experimentation credits	(133)	—
Other	184	196
Change in valuation allowance	2,587	1,446
	$—	$—

Without regard to the deferred tax liability on the impaired IPR&D, the Company has had no provision for income taxes since inception due to its S-corporation status and its subsequent net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes, as well as operating loss and Tax credit carryforwards. The income tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Current deferred tax assets:
Vacation accrual	$27	$26
Total current deferred tax assets	27	26
Valuation allowance	(27)	(26)
Net current deferred tax assets	$—	$—
Noncurrent deferred tax assets:
Net operating loss carryforwards	$39,799	$37,295
Charitable contribution carryforwards	371	368
Research and experimentation credits	820	687
Capitalized intangibles	3,351	3,413
Stock based compensation	454	416
Depreciation and amortization	5	11
Other	—	25
Total noncurrent deferred tax assets	44,800	42,215
Valuation allowance	(44,800)	(42,215)
Net noncurrent deferred tax assets	$—	$—
Deferred tax liabilities:
Current deferred tax liabilities	$—	$—
Noncurrent deferred tax liabilities	—	—
Net deferred tax liabilities	$—	$—
Net noncurrent deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2013 and 2012, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No amounts of interest or penalties were recognized in the financial statements for the years ended December 31, 2013 and 2012.

.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2013 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2013 Annual Meeting of Stockholders.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(2)
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(17)
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(23)
3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(25)
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(6)
4.1	Form of Common Stock Certificate.(4)
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(5)
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(5)
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(5)
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(5)
4.6	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(5)
4.7	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(5)
4.8	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(5)
4.9	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(5)
4.10	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(5)
4.11	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(5)

Exhibit Number	Description
4.12	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(5)
4.13	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(5)
4.14	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(5)
4.15	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(5)
4.16	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(5)
4.17	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(5)
4.18	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.(10)
4.19	Form of Common Stock Purchase Warrant.(12)
4.20	Form of Warrant to Purchase Common Stock.(16)
4.21	Form of Common Stock Purchase Warrant.(18)
4.22	Form of Warrants to Purchase Shares of Common Stock, dated October 22, 2012.(19)
4.23	Form of Warrants to Purchase Shares of Common Stock, dated December 20, 2012.(20)
4.24	Form of Warrants to Purchase Shares of Common Stock.(21)
4.25	Form of Common Stock Purchase Warrant.(22)
4.26	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.(25)
4.27	Form of Common Stock Purchase Warrant.(25)
4.28	Form of Common Stock Purchase Warrant.(29)
4.29	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.(29)
4.30	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1	Lease, dated February 8, 2008, by and between ARCA Discovery, Inc. and Arista Place, LLC.(5)
10.2§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.(8)
10.3§	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.(8)
10.4§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.(8)
10.5†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.6†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.7†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.8†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.9†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)

Exhibit Number	Description
10.10†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.11†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.(4)
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.(4)
10.14†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.(4)
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.(5)
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.(5)
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.(5)
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.(5)
10.19†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.(5)
10.20†	Form of Indemnification Agreement between Nuvelo, Inc. and its directors and officers.(1)
10.21†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.(5)
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(5)
10.23†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.(5)
10.24	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(5)
10.25†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan(7)
10.26†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control)(11)
10.27†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration)(11)
10.28†	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.(10)
10.29	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.(5)
10.30	Form of Subscription Agreement.(12)
10.31§	License Agreement, dated April 15, 2011, by and between ARCA biopharma, Inc. and the University of Cincinnati.(13)
10.32	First Amendment to Lease Agreement, dated June 14, 2011, by and between Arista Place, LLC and ARCA biopharma Inc., (f/k/a ARCA Discovery, Inc.).(14)
10.33§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.(15)
10.34	Form of Subscription Agreement.(16)
10.35	Form of Registration Rights Agreement.(16)

Exhibit Number	Description
10.36	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.(17)
10.37	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Patrick Wheeler.(17)
10.38	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.(17)
10.39	Form of Subscription Agreement.(18)
10.40	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.(19)
10.41	Form of Registration Rights Agreement.(19)
10.42	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.(20)
10.43	Form of Registration Rights Agreement.(20)
10.44	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.(20)
10.45	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.(21)
10.46	Form of Registration Rights Agreement.(21)
10.47	Subscription Agreement.(22)
10.48	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.(24)
10.49	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2013.(22)
10.50	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.(26)
10.51	Letter Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated April 11, 2013.(25)
10.52	Letter of Lease Extension, dated May 16, 2013, by and between Arista Place, LLC and ARCA biopharma, Inc. (26)
10.53	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.(27)
10.54†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.(26)
10.55†	Amendment Agreement by and between ARCA biopharma, Inc. and Patrick M. Wheeler, effective as of June 13, 2013. (26)
10.56†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.(26)
10.57†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.(28)
10.58†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).(28)
10.59†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).(28)
10.60†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).(28)
10.61†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).(28)

Exhibit Number	Description
10.62†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).(28)
10.63	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.(29)
10.64	Amendment No. 1 to Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.(29)
10.65*§	Clinical Research Agreement by and between ARCA biopharma, Inc. and Duke University, dated November 5, 2013.
14.1	Code of Business Conduct and Ethics.(6)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (filed electronically herewith)
101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, filed on June 12, 1997, as amended, File No. 333-29091.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 25, 2008, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on October 29, 2008, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on August 21, 2009, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 15, 2009, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on November 6, 2009, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 4, 2010, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 10, 2009, File No. 000-22873.

(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on April 18, 2011, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 16, 2011, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on June 20, 2011, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 15, 2011, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on December 22, 2011, File No. 000-22873.
(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 14, 2012, File No. 000-22873.
(18)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 3, 2012, File No. 000-22873.
(19)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on October 23, 2012, File No. 000-22873.
(20)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 19, 2012, File No. 000-22873.
(21)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 23, 2013, File No. 000-22873.
(22)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on February 1, 2013, File No. 000-22873.
(23)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(24)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 22, 2013, File No. 000-22873.
(25)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013, as amended, File No. 333-187508.
(26)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 13, 2013, File No. 000-22873.
(27)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 6, 2013, File No. 000-22873.
(28)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 23, 2013, File No. 000-22873.
(29)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on February 4, 2014, File No. 000-22873.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/S/ PATRICK M. WHEELER
Patrick M. Wheeler Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 20, 2014

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 20, 2014
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Patrick M. Wheeler	Chief Financial Officer	March 20, 2014
Patrick M. Wheeler	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 20, 2014
Linda Grais
/s/ Raymond Woosley	Director	March 20, 2014
Raymond Woosley
/s/ Robert Conway	Director	March 20, 2014
Robert Conway
/s/ Daniel Mitchell	Director	March 20, 2014
Daniel Mitchell

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(2)
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.(3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(17)
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(23)
3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(25)
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.(6)
4.1	Form of Common Stock Certificate.(4)
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.(5)
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(5)
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.(5)
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.(5)
4.6	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(5)
4.7	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV, L.P.(5)
4.8	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(5)
4.9	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Boulder Ventures IV (Annex), L.P.(5)
4.10	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(5)
4.11	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and InterWest Partners IX, LP.(5)
4.12	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(5)
4.13	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Atlas Venture Fund VII, L.P.(5)
4.14	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(5)
4.15	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and The Peierls Foundation, Inc.(5)
4.16	Warrant to Purchase Stock Agreement, dated October 10, 2008, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(5)

Exhibit Number	Description
4.17	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(5)
4.18	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.(10)
4.19	Form of Common Stock Purchase Warrant.(12)
4.20	Form of Warrant to Purchase Common Stock.(16)
4.21	Form of Common Stock Purchase Warrant.(18)
4.22	Form of Warrants to Purchase Shares of Common Stock, dated October 22, 2012.(19)
4.23	Form of Warrants to Purchase Shares of Common Stock, dated December 20, 2012.(20)
4.24	Form of Warrants to Purchase Shares of Common Stock.(21)
4.25	Form of Common Stock Purchase Warrant.(22)
4.26	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.(25)
4.27	Form of Common Stock Purchase Warrant. (25)
4.28	Form of Common Stock Purchase Warrant.(29)
4.29	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.(29)
4.30	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1	Lease, dated February 8, 2008, by and between ARCA Discovery, Inc. and Arista Place, LLC.(5)
10.2§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.(8)
10.3§	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.(8)
10.4§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.(8)
10.5†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.6†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.7†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.8†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.9†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.10†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.11†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.(4)
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.(4)
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.(4)
10.14†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.(4)
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.(5)
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.(5)

Exhibit Number	Description
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.(5)
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.(5)
10.19†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.(5)
10.20†	Form of Indemnification Agreement between Nuvelo, Inc. and its directors and officers.(1)
10.21†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.(5)
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(5)
10.23†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.(5)
10.24	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.(5)
10.25†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.(7)
10.26†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).(11)
10.27†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).(11)
10.28†	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.(10)
10.29	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.(5)
10.30	Form of Subscription Agreement.(12)
10.31§	License Agreement, dated April 15, 2011, by and between ARCA biopharma and the University of Cincinnati.(13)
10.32	First Amendment to Lease Agreement, dated June 14, 2011, by and between Arista Place, LLC and ARCA biopharma Inc., (f/k/a ARCA Discovery, Inc.).(14)
10.33§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.(15)
10.34	Form of Subscription Agreement.(16)
10.35	Form of Registration Rights Agreement.(16)
10.36	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.(17)
10.37	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Patrick Wheeler.(17)
10.38	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.(17)
10.39	Form of Subscription Agreement.(18)
10.40	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.(19)
10.41	Form of Registration Rights Agreement.(19)

Exhibit Number	Description
10.42	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.(20)
10.43	Form of Registration Rights Agreement.(20)
10.44	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.(20)
10.45	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.(21)
10.46	Form of Registration Rights Agreement.(21)
10.47	Subscription Agreement.(22)
10.48	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.(24)
10.49	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2013.(22)
10.50	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.(26)
10.51	Letter Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated April 11, 2013.(25)
10.52	Letter of Lease Extension, dated May 16, 2013, by and between Arista Place, LLC and ARCA biopharma, Inc.(26)
10.53	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.(27)
10.54†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.(26)
10.55†	Amendment Agreement by and between ARCA biopharma, Inc. and Patrick M. Wheeler, effective as of June 13, 2013.(26)
10.56†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.(26)
10.57†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.(28)
10.58†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).(28)
10.59†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).(28)
10.60†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).(28)
10.61†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).(28)
10.62†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).(28)
10.63	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.(29)
10.64	Amendment No. 1 to Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.(29)
10.65*§	Clinical Research Agreement by and between ARCA biopharma, Inc. and Duke University, dated November 5, 2013.
14.1	Code of Business Conduct and Ethics(6)
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in the signature page hereto).

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (filed electronically herewith)
101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

*	Filed herewith.
†	Compensatory plan or agreement.
§	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Hyseq, Inc.’s Form S-1, filed on June 12, 1997, as amended, File No. 333-29091.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on September 25, 2008, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, filed on October 29, 2008, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 28, 2009, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 27, 2009, File No. 000-22873.
(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on November 16, 2009, File No. 000-22873.
(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on August 21, 2009, File No. 000-22873.
(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 15, 2009, File No. 000-22873.
(9)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q/A, filed on November 6, 2009, File No. 000-22873.
(10)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-K, filed on March 4, 2010, File No. 000-22873.
(11)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 10, 2009, File No. 000-22873.
(12)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on April 18, 2011, File No. 000-22873.
(13)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 16, 2011, File No. 000-22873.
(14)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on June 20, 2011, File No. 000-22873.
(15)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 15, 2011, File No. 000-22873.
(16)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K filed on December 22, 2011, File No. 000-22873.
(17)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on May 14, 2012, File No. 000-22873.
(18)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 3, 2012, File No. 000-22873.

(19)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on October 23, 2012, File No. 000-22873.
(20)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on December 19, 2012, File No. 000-22873.
(21)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on January 23, 2013, File No. 000-22873.
(22)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on February 1, 2013, File No. 000-22873.
(23)	Previously filed with the SEC as an exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(24)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on April 22, 2013, File No. 000-22873.
(25)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013, File No. 333-187508.
(26)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 10-Q, filed on August 13, 2013, File No. 000-22873.
(27)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on August 6, 2013, File No. 000-22873.
(28)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on September 23, 2013, File No. 000-22873.
(29)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on February 4, 2014, File No. 000-22873.