Form 10-Q
period 2014-03-31
ARCA biopharma, Inc.
filed 2014-05-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 9, 2014: 21,010,815

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,202	$16,756
Other current assets	599	169
Total current assets	21,801	16,925
Property and equipment, net	26	29
Other assets	828	130
Total assets	$22,655	$17,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552	$597
Accrued compensation and employee benefits	111	459
Accrued expenses and other liabilities	457	446
Deferred rent, current portion	—	—
Total current liabilities	1,120	1,502
Deferred rent, net of current portion	1	1
Total liabilities	1,121	1,503
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 135,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2014 and December 31, 2013; 21,001,690 and 15,685,562 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21	16
Additional paid-in capital	98,835	90,498
Deficit accumulated during the development stage	(77,322)	(74,933)
Total stockholders’ equity	21,534	15,581
Total liabilities and stockholders’ equity	$22,655	$17,084

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

			Period from
			December 17,
			2001 (date of
	Three Months Ended		inception) to
	March 31,		March 31,
	2014	2013	2014
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,308	$181	$46,913
Selling, general and administrative	1,082	889	47,677
Merger transaction costs	—	—	5,470
Restructuring expense, net	—	—	2,413
Loss on impairment of in-process research and development	—	—	6,000
Total costs and expenses	2,390	1,070	108,473
Loss from operations	(2,390)	(1,070)	(108,473)

Gain on assignment of patent rights	—	—	2,000
Gain on bargain purchase	—	—	25,282
Interest and other income	2	—	2,035
Interest and other expense	(1)	(1)	(447)
Loss before income taxes	(2,389)	(1,071)	(79,603)
Benefit from income taxes	—	—	2,281
Net loss and comprehensive loss	$(2,389)	$(1,071)	$(77,322)

Less: Accretion of redeemable convertible preferred stock	—	—	(245)
Less: Deemed preferred stock dividend	—	—	(2,807)
Net loss available to common stockholders	$(2,389)	$(1,071)	$(80,374)

Net loss available to common stockholders per share:
Basic and diluted	$(0.13)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	18,785,418	3,034,763

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Balance, December 17, 2001 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders on December 31, 2002, for cash, at $0.36 per share	—	—	—	—	—	—	2,588	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(116)	(116)
Balance, December 31, 2003	—	—	—	—	—	—	2,588	—	1	(116)	(115)
Issuance of common stock on September 30, 2004, for cash, at $0.36 per share	—	—	—	—	—	—	19,720	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	(511)	(511)
Balance, December 31, 2004	—	—	—	—	—	—	22,308	—	8	(627)	(619)
Issuance of common stock on January 3, 2005, for cash, at $0.36 per share	—	—	—	—	—	—	2,922	—	1	—	1
Issuance of common stock on January 3, 2005, upon conversion of notes payable and related accrued interest at $0.36 per share	—	—	—	—	—	—	2,978	—	1	—	1
Issuance of common stock on October 14, 2005, for intellectual property license rights, at $48.84 per share	—	—	—	—	—	—	903	—	44	—	44
Issuance of common stock on October 14, 2005, upon conversion of notes payable and related accrued interest	—	—	—	—	—	—	31,095	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	—	—	—	(1,459)	(1,459)
Balance, December 31, 2005	—	—	—	—	—	—	60,206	—	1,408	(2,086)	(678)
Issuance of common stock on February 21, 2006, for intellectual property license rights, at $4.32 per share	—	—	—	—	—	—	17,372	—	75	—	75
Issuance of Series A on February 22, 2006, for cash, at $1.6265 per share	5,727,354	9,316	—	—	—	—	—	—	—	—	—
Issuance of Series A on February 22, 2006, upon conversion of notes payable and related accrued interest, at $1.6265 per share	420,817	684	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	8,019	—	3	—	3

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock on February 22, 2006, for intellectual property and product license rights, at $4.32 per share	—	—	—	—	—	—	13,907	—	60	—	60
Issuance of common stock on June 23, 2006, for intellectual property license rights, at $5.40 per share	—	—	—	—	—	—	2,505	—	15	—	15
Issuance of common stock on November 7, 2006, for intellectual property license rights, at $5.40 per share		—	—	—	—	—	38	—	—	—	—
Issuance of Series A on December 8, 2006, for cash, at $1.6265 per share	3,074,086	5,000	—	—	—	—	—	—	—	—	—
Series A offering costs	—	(98)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	39	—	39
Accretion of offering costs of redeemable convertible preferred stock	—	17	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	(5,241)	(5,241)
Balance, December 31, 2006	9,222,257	14,919	—	—	—	—	102,047	—	1,583	(7,327)	(5,744)
Issuance of Series B convertible redeemable preferred stock, on May 31, 2007 for $2.439 per share	—	—	3,688,902	9,000	—	—	—	—	—	—	—
Issuance of Series B convertible redeemable preferred stock, on December 28, 2007 for $3.253 per share	—	—	2,766,677	9,000	—	—	—	—	—	—	—
Series B offering Costs	—	—	—	(147)	—	—	—	—	—	—	—
Accretion of Series A offering costs	—	19	—	—	—	—	—	—	(19)	—	(19)
Accretion of Series B offering costs	—	—	—	18	—	—	—	—	(18)	—	(18)
Issuance of common stock for intellectual property license rights, on January 18, 2007 at $10.08 per share	—	—	—	—	—	—	1,303	—	13	—	13
Issuance of common stock for intellectual property license rights, on June 30, 2007 at $10.80 per share	—	—	—	—	—	—	642	—	7	—	7
Issuance of common stock for commercial license rights, on July 19, 2007, vests upon achievement of specified criteria	—	—	—	—	—	—	2,783	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	50	—	50
Issuance of shares to executive on February 19, 2007, vesting upon achievement of specified criteria, subject to repurchase	—	—	—	—	—	—	13,915	—	—	—	—

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	2,227	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	(13,994)	(13,994)
Balance, December 31, 2007	9,222,257	14,938	6,455,579	17,871	—	—	122,917	—	1,632	(21,321)	(19,689)
Accretion of Series A offering costs	—	20	—	—	—	—	—	—	(20)	—	(20)
Accretion of Series B offering costs	—	—	—	36	—	—	—	—	(36)	—	(36)
Share-based compensation	—	—	—	—	—	—	—	—	545	—	545
Estimated fair value of warrants issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	399	—	399
Issuance of common stock upon exercise of stock options, for cash	—	—	—	—	—	—	36,154	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	(19,431)	(19,431)
Balance, December 31, 2008	9,222,257	14,958	6,455,579	17,907	—	—	159,071	—	2,574	(40,752)	(38,178)
Adjustment for fractional shares on common conversion	—	—	—	—	—	—	(7)	—	—	—	—
Deemed preferred stock dividend for additional common shares issuable under anti-dilution provision	—	—	—	781	—	—	—	—	(781)	—	(781)
Accretion of Series A offering costs	—	42	—	—	—	—	—	—	(42)	—	(42)
Accretion of Series B offering costs	—	—	—	93	—	—	—	—	(93)	—	(93)
Conversion of preferred stock	(9,222,257)	(15,000)	(6,455,579)	(18,781)	—	—	507,123	1	33,780	—	33,781
Restricted stock release from restriction	—	—	—	—	—	—	—	—	75	—	75
Conversion of convertible notes and related accrued interest	—	—	—	—	—	—	145,465	—	8,501	—	8,501
Conversion of warrants for preferred stock	—	—	—	—	—	—	—	—	36	—	36
Merger with Nuvelo, Inc.	—	—	—	—	—	—	447,826	—	11,913	—	11,913
Adjustment for fractional shares	—	—	—	—	—	—	(102)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	845	—	845
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	10,521	—	114	—	114
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock units	—	—	—	—	—	—	177	—	2	—	2
Estimated fair value of warrants issued in connection with lease termination	—	—	—	—	—	—	—	—	377	—	377
Net loss	—	—	—	—	—	—	—	—	—	(9,138)	(9,138)
Balance, December 31, 2009	—	—	—	—	—	—	1,270,074	1	57,301	(49,890)	7,412

See accompanying notes to consolidated financial statements

					Stockholders’ Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total
	(in thousands, except share and per share amounts)
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	194,100	—	7,182	—	7,182
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	8,248	—	139	—	139
Share-based compensation	—	—	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Balance, December 31, 2010	—	—	—	—	—	—	1,472,422	1	65,080	(58,310)	6,771
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	557,890	1	4,016	—	4,017
Issuance of common stock upon exercise of stock options for cash	—	—	—	—	—	—	188	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	—	—	(5,364)	(5,364)
Balance, December 31, 2011	—	—	—	—	—	—	2,030,500	2	69,404	(63,674)	5,732
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	629,815	1	1,188	—	1,189
Share-based compensation	—	—	—	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	—	—	(4,320)	(4,320)
Balance, December 31, 2012	—	—	—	—	—	—	2,660,315	3	70,898	(67,994)	2,907
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	—	—	—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	—	—	—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—	—	—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—	—	—	—	—	—	(2,026)	—	(2,026)
Conversion of preferred stock to common stock	—	—	—	—	(125,000)	—	12,500,000	13	(33)	—	(20)
Share-based compensation	—	—	—	—	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	—	—	—	—	(6,939)	(6,939)
Balance, December 31, 2013	—	—	—	—	—	—	15,685,562	16	90,498	(74,933)	15,581
Issuance of common stock for cash, net of offering costs	—	—	—	—	—	—	5,116,228	5	7,861	—	7,866
Issuance of common stock upon exercise of warrants for cash	—	—	—	—	—	—	199,900	—	318	—	318
Share-based compensation	—	—	—	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	—	—	—	(2,389)	(2,389)
Balance, March 31, 2014	—	$—	—	$—	—	$—	21,001,690	$21	$98,835	$(77,322)	$21,534

See accompanying notes to consolidated financial statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			December 17,
			2001 (date of
	Three Months Ended		inception) to
	March 31,		March 31,
	2014	2013	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,389)	$(1,071)	$(77,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on patent rights assignment	—	—	(2,000)
Gain on bargain purchase	—	—	(25,282)
Depreciation and amortization	3	10	1,809
Non-cash interest expense	—	—	211
Share-based compensation	158	42	3,029
Issuance of warrants for lease termination	—	—	377
Accretion of liabilities	—	—	152
Impairment of property and equipment	—	—	125
Impairment of in-process research and development	—	—	6,000
Write-off of deferred tax liability	—	—	(2,281)
Gain on marketable securities available for sale	—	—	(263)
(Gain) loss from disposal of property and equipment	—	—	83
Other, net	—	—	267
Change in operating assets and liabilities (net of amounts acquired):
Other current assets	(251)	(157)	2,699
Other assets	(698)	20	6,642
Accounts payable	(45)	312	(1,638)
Accrued expenses and other liabilities	(465)	88	(19,005)
Deferred rent	—	(8)	1
Net cash used in operating activities	(3,687)	(764)	(106,396)
Cash flows from investing activities:
Cash received from merger	—	—	30,392
Payment of deferred transaction costs	—	—	(1,186)
Purchase of property and equipment	—	(9)	(1,911)
Proceeds from sale of marketable securities	—	—	15,369
Proceeds from sale of property and equipment	—	—	358
Proceeds from patent rights assignment	—	—	2,000
Net cash (used in) provided by investing activities	—	(9)	45,022
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and related warrants for common stock	—	—	10,841
Proceeds from issuance of bank note payable	—	—	4,000
Proceeds from stock subject to repurchase	—	—	38
Proceeds from the issuance of preferred stock	—	—	52,316
Preferred stock offering costs	—	—	(2,329)
Proceeds from the issuance of common stock	9,018	1,741	24,868
Common stock offering costs	(834)	(308)	(2,548)
Repayment of principal on bank note payable	—	—	(4,000)
Repayment of principal on convertible notes payables	—	—	(105)
Repayment of principal on vendor finance agreement	(51)	(43)	(505)
Net cash provided by financing activities	8,133	1,390	82,576
Net increase in cash and cash equivalents	4,446	617	21,202
Cash and cash equivalents, beginning of period	16,756	2,920	—
Cash and cash equivalents, end of period	$21,202	$3,537	$21,202
Supplemental cash flow information:
Interest paid	$1	$1	$119
Supplemental disclosure of noncash investing and financing transactions:
Accrued interest on notes payable converted to equity	$—	$—	$163
Warrant issued in connection with credit facility	$—	$—	$111
Accrued deferred transaction costs	$—	$—	$482
Vendor finance agreement	$128	$131	$128

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Westminster, Colorado and is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that ARCA plans to evaluate in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and/or left ventricular dysfunction, or HFREF. The Company has identified common genetic variations in receptors in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to the drug.

The Company plans to test this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on prior clinical data from the previously conducted Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF. GENETIC-AF is a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype the Company believes responds most favorably to Gencaro. The primary endpoint of GENETIC-AF is time to recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality.

ARCA has created an adaptive design for GENETIC-AF. The Company has initiated screening of patients for the Phase 2B study of approximately 200 HFREF patients. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients. The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The interim analysis will focus on available data regarding the trial’s primary end point, AF event rates, AF burden, and safety.   Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps. The Company believes the Phase 2B portion of the study would take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

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

Development Stage Risks, Liquidity and Going Concern

The Company is in the development stage and devotes substantially all of its efforts towards obtaining regulatory approval and raising capital necessary to fund its operations. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has historically funded its operations through issuances of common and preferred stock, as well as through the business combination with Nuvelo, Inc., or Nuvelo.

Since ARCA was founded on December 17, 2001, or Inception, the Company has incurred substantial losses and negative cash flows from operations. Since Inception, the Company incurred a loss from operations of $108.5 million and had negative cash flows from operations of $106.4 million.

During 2013, the Company raised approximately $19.3 million, net of offering costs, through sales of its convertible preferred and common stock and warrants. In February 2014, the Company completed a public equity offering raising approximately $7.9 million in net proceeds to provide additional funds for the Phase 2B/3 GENETIC-AF trial and the Company’s ongoing operations. The Company has initiated screening of patients for the Phase 2B/3 GENETIC-AF trial, and the Company anticipates that its current cash and cash equivalents  will be sufficient to fund its operations, at its projected cost structure, through at least the end of 2015. However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to need to raise additional capital to finance the completion of GENETIC-AF and the Company’s ongoing operations. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

—	progress of GENETIC-AF enrollment and any data that may become available;
—	the costs and timing for the GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;
—	the market price of the Company’s stock and the availability and cost of additional equity capital;
—	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
—	general economic and industry conditions affecting the availability and cost of capital;
—	the Company’s ability to control costs associated with its operations;
—	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
—	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results expected for the full year ending December 31, 2014.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. Accordingly, the Company continues to be considered in the development stage at March 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

(2) Net Loss Per Share

The Company calculates basic earnings per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include stock options and warrants for common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended March 31,
	2014	2013
(In thousands, except shares and per share data)
Net loss	$(2,389)	$(1,071)
Net loss available to common shareholders	$(2,389)	$(1,071)
Weighted average shares of common stock outstanding	18,785,418	3,037,546
Less: Weighted-average shares of unvested common stock	—	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	18,785,418	3,034,763
Basic and diluted loss per share	$(0.13)	$(0.35)

Potentially dilutive securities representing 10.2 million and 1.3 million weighted average shares of common stock were excluded for the three months ended March 31, 2014 and 2013, respectively, because including them would have an anti-dilutive effect on net loss per share.

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

(4) Fair Value Disclosures

As of March 31, 2014, the Company had $21.1 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three month period ended March 31, 2014.

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

(5) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2014	December 31, 2013
Computer equipment	3 years	$99	$99
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	89	89
Computer software	3 years	176	176
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		514	514
Accumulated depreciation and amortization		(488)	(485)
Property and equipment, net		$26	$29

For the three months ended March 31, 2014 and 2013, and for the period from Inception through March 31, 2014, depreciation and amortization expense was $3,000, $10,000, and $1.8 million respectively.

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

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which has served as the Company’s primary business office since October 1, 2013.  The lease has a three year term and expires on September 30, 2016.  The Company’s previous office lease, entered into on February 8, 2008 for office facilities in Broomfield, Colorado, served as the Company’s primary business office through September 30, 2013.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2014 (in thousands):

Remainder of 2014	$59
2015	80
2016	62
Total future minimum lease payments	$201

Rent expense under these leases for the three months ended March 31, 2014 and 2013 was $19,000 and $12,000, respectively, and was $597,000 from Inception through March 31, 2014.

Duke University

In November 2013, the Company entered into a clinical research agreement with Duke University (Duke) to serve as the clinical research organization for the Company’s GENETIC-AF clinical study. Under the agreement the Company is responsible to pay Duke for its work managing certain aspects of the clinical study, including clinical site recruitment and clinical site management. Upon completion of the clinical study, the agreement will terminate. The agreement can be terminated earlier by the Company for any reason with 90 days written notice to Duke. In the event of an early termination, the Company and Duke would coordinate efforts for an orderly wind-down of the study, and the Company would be responsible to pay Duke for time and effort incurred through the date of termination and through the wind-down period.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro. Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.   If the FDA grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan. The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

(7) Equity Financings and Warrants

2013 Equity Financings

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

The Company filed a registration statement for the resale of the shares underlying the units sold in the private placement. That registration statement was declared effective by the Securities and Exchange Commission on February 14, 2013.

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

The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.40 shares of common stock. The purchase price for each unit was $4.43. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $4.13 per share, equal to the closing bid price of ARCA’s common stock on the Nasdaq Capital Market on January 31, 2013. The Offering was effected as a takedown of the Company’s Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 1, 2013. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares of common stock underlying the warrants at the time of exercise.

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

Each share of Preferred Stock was convertible into 100 shares of the Company’s common stock at any time at the option of the holder. Each share of Preferred Stock had a liquidation preference of $.001 per share. The shares of Preferred Stock had no preferential dividends or redemption rights, and no voting rights except as required by law. During 2013, all of the shares of the Preferred Stock were converted into shares of ARCA common stock.

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

2014 Equity Financing

Registered Direct Offering

On February 3, 2014, the Company agreed to sell to certain investors an aggregate of 5,116,228 shares of the Company’s common stock and warrants to purchase an aggregate of 1,279,057 shares of the Company’s common stock at a purchase price of $1.70 per share of Common Stock, for aggregate gross proceeds of approximately of $8.7 million, before deducting placement agent fees and other offering related expenses. The offering closed on February 7, 2014, and the net proceeds to the Company were approximately $7.9 million.

The common stock and warrants were sold in combination consisting of one share of common stock and a warrant to purchase 0.25 shares of common stock. The warrants were exercisable upon issuance, expire five years from the date of issuance, and have an exercise price of $2.125 per share, equal to 125% of the closing bid price of ARCA’s common stock on the Nasdaq Capital Market on February 3, 2014. The offering was effected as a takedown off the Company’s Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2014. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares of common stock underlying the warrants at the time of exercise.

Warrants

As of March 31, 2014, warrants to purchase approximately 9.4 million shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.31. These warrants, which were granted as part of various financing and business agreements, expire at various times between April 2016 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

(8) Share-based Compensation

For the three month period ended March 31, 2014 and 2013 and for the period from Inception through March 31, 2014, the Company recognized the following non-cash, share-based compensation expense in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Period from December 17, 2001 (date of inception) to March 31,
	2014	2013	2014
Research and Development	$40	$15	$707
Selling, General and Administrative	118	27	1,935
Restructuring Expense	—	—	387
Total	$158	$42	$3,029

Stock option and stock award transactions for the three month period ended March 31, 2014 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2013	843,442	$3.76	8.94
Granted	200,079	1.91
Exercised	—	—
Forfeited and cancelled	(27)	1,908.00
Options outstanding at March 31, 2014	1,043,494	$3.35	8.93

Options exercisable at March 31, 2014	266,655	$8.42	7.13
Options vested and expected to vest	1,031,382	$3.37	8.92

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2013	419,000	$1.39
Granted	191,700	1.95
Vested and released	—	—
Forfeited and cancelled	—	—
Restricted stock units outstanding at March 31, 2014	610,700	$1.57

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the potential for Gencaro to be an effective potential treatment for atrial fibrillation and, the Company’s ability to fund future operations. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, the risks and uncertainties associated with: the Company’s financial resources and whether they will be sufficient to meet the Company’s business objectives and operational requirements; and/or obtain additional financing; the Company’s anticipated timing for initiation or completion of its clinical trials for any of its product candidates; the Company’s ability to identify, develop and achieve commercial success for products and technologies; drug discovery and the regulatory approval process; estimated timelines for regulatory filings and the implications of interim or final results of the Company’s clinical trials; the extent to which the Company’s issued and pending patents may protect its products and technology; the potential of the Company’s clinical development program to lead to the approval of the Company’s New Drug Application for Gencaro; and, the impact of competitive products and technological changes. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2012, as amended, the Company’s Registration Statement on Form S-1 (Registration No. 333-187508), and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

The terms “ARCA,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate is Gencaro™ (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator that we plan to evaluate in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and/or left ventricular dysfunction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

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

Our GENETIC-AF clinical trial is  a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator, the beta-blocker Toprol XL (metoprolol succinate), in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype we believe responds most favorably to Gencaro. The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality, will be measured over a twenty-four week period after a patient has been electrically cardioverted to restore normal heart rhythm.

The AF indication for Gencaro was chosen based on clinical data from the previously conducted Phase 3 heart failure trial of 2,708 patients, or the BEST trial.  We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF, whereas we believe the therapeutic benefit of Toprol XL does not appear to be enhanced in patients with this genotype. A retrospective analysis of data from the BEST trial shows that the entire cohort of patients in the BEST trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In the BEST DNA substudy, patients with the beta-1 389 arginine homozygous genotype experienced a 74% (p = 0.0003) reduction in risk of AF when receiving Gencaro, based on the same analysis. The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the US general population.

We have created an adaptive design for GENETIC-AF.  We have initiated screening of patients for the Phase 2B study of approximately 200 HFREF patients with recent onset, persistent AF who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF is AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. Certain patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients. The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The interim analysis will focus on available data regarding the trial’s primary endpoint, AF event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions, including the potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors,  the Company, in consultation with the trial’s clinical steering committee, will make the final determination on the trial’s development steps. The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF/AFL recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm. The Company believes the Phase 2B portion of the study will take approximately two and one-half years to complete from the time the first patient is enrolled until the planned DSMB interim analysis of data from the initial 200 patients.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test to identify the patient’s receptor genotype. Accordingly, the GENETIC AF trial requires the use of a third party diagnostic service to perform the genetic testing. We have an agreement with Laboratory Corporation of America, or LabCorp, to provide the companion diagnostic test and services to support our GENETIC-AF trial. LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test which is being used in our GENETIC-AF clinical trial.

Medtronic, Inc., a leader in medical technologies to improve the treatment of chronic diseases including cardiac rhythm disorders is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, we plan to conduct a substudy that will include continuous monitoring of the cardiac rhythms of certain patients enrolled during the Phase 2B portion of the trial and approximately 100 additional patients in the Phase 3 portion of GENETIC-AF. The collaboration is being administered by a joint ARCA-Medtronic committee. Medtronic will use its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for patients enrolled in the Phase 2B portion, and agreed to provide financial support of unreimbursed costs for a certain number of patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, we will seek to enroll an additional 100 patients with Medtronic devices for monitoring and recording AF burden. Medtronic will provide the agreed-on CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

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

To support the continued development of Gencaro, we completed a public equity offering in February 2014 that raised approximately $7.9 million of net proceeds as additional funds for the  Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, we will need to raise a significant amount of additional capital to finance the completion of GENETIC-AF and our ongoing operations.   We anticipate that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical, regulatory, and manufacturing process development activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended March 31, 2014 was $1.3 million compared to $181,000 for the corresponding period of 2013, an increase of approximately $1.1 million.

Clinical expense increased approximately $563,000 for the three months ended March 31, 2014. The increase in the three month period is primarily due to costs incurred through clinical research organizations (CRO’s) and related support services in preparing for and initiating our GENETIC-AF trial as well as increased personnel costs.  During the comparative three months of 2013 we had no clinical staff or clinical trial expenses.  The clinical staff roles were added in the latter part of 2013 as we began preparing to initiate our GENETIC-AF clinical trial.

Regulatory and manufacturing process costs increased $419,000 for the three months ended March 31, 2014 compared to the corresponding period of 2013. The increase in the three month period ended March 31, 2014 compared to the corresponding period of 2013 is primarily due to costs of production, packaging and distribution of clinical trial drug materials for our GENETIC-AF clinical trial. A portion of the increase is also attributable to increased personnel costs as we increased staff in the latter part of 2013 in preparation of the clinical trial.

R&D expenses for the remainder of 2014 are expected to increase as our GENETIC-AF trial begins enrolling and treating patients.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was $1.1 million for the three months ended March 31, 2014 as compared to $889,000 for the corresponding period in 2013, an increase of $193,000. The increase in the three months ended March 31, 2014 as compared to the corresponding period of 2013 is comprised of increased personnel costs of approximately $266,000, primarily attributable to personnel returned from furlough and salary changes for executives and other administrative employees.  During the first quarter of 2013, employees were working at reduced levels and salaries or were furloughed.  In the latter part of 2013 we returned personnel to work to support initiating our GENETIC-AF clinical trial.  A portion of the personnel cost is attributable to increased non-cash, stock-based compensation for stock awards made during the third quarter of 2013 and the first quarter of 2014.

The increased personnel costs were partially offset by decreased consulting, legal, accounting and other professional services of approximately $130,000.  During the first quarter of 2013 we incurred additional costs for a special proxy and shareholder meeting.  These activities and related costs were not recurring in the first quarter of 2014.

G&A expenses for the remainder of 2014 are expected to increase as we increase our activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $2,000 in the three months ended March 31, 2014. Interest and other income for the comparative three month period ended March 31, 2013 was less than $1,000. We expect interest income to continue to be nominal for 2014 due to low investment yields and utilizing our cash and cash equivalents to fund our operations.

Interest and Other Expense

Interest and other expense was less than $1,000 in the three months ended March 31, 2014 and in the three months ended March 31, 2013. Based on our current capital structure, interest expense for the remainder of 2014 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$21,202	$16,756

As of March 31, 2014, we had total cash and cash equivalents of approximately $21.2 million, as compared to $16.8 million as of December 31, 2013. The net increase of $4.4 million in the three month period reflects the $8.1 million of net proceeds from our equity offering and proceeds from common stock issued for warrant exercises less approximately $3.7 million of cash used to fund operating activities and approximately $51,000 in payments on a vendor financing arrangement during the three months ended March 31, 2014.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(3,687)	$(764)
Investing activities	—	(9)
Financing activities	8,133	1,390
Net increase in cash and cash equivalents	$4,446	$617

Net cash used in operating activities for the three months ended March 31, 2014 increased approximately $2.9 million compared with the same period in 2013 primarily due to trial initiation activities and increased expenses discussed above.

Net cash used in investing activities for the three months ended March 31, 2014 was $0 compared to $9,000 used in investing activities in the three months ended March 31, 2013.

Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2014 representing approximately $7.9 million of net proceeds from our stock offering completed in February 2014, plus approximately $318,000 of net proceeds from common stock issued for warrant exercises, less approximately $51,000 in payments on a vendor financing arrangement.

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

In addition to the cash compensation paid to the placement agent in conjunction with the transaction and pursuant to the placement agency agreement, we issued warrants to the placement agent to purchase 153,486 shares of our common stock, which have not been registered under the Securities Act of 1933, as amended. The warrants issued to the placement agent have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants expire on April 4, 2016, or the five year anniversary of the effective date of the registration statement, and are restricted from transfer for a period of 180 days from the date of commencement of sales in connection with the offering.

Our ability to  execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

—	recruitment of sufficient clinical trial sites, enrollment of patients and enrollment at a rate consistent with our projected timeline;
—	our ability to control costs associated with the clinical trial and our operations;
—	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
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

The sale of additional equity or convertible debt securities will be necessary for us to complete both Phase 2B and Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro. Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. We anticipate that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Consolidated Financial Statements” included within our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. Examples of estimated accrued expenses include contract service fees, such as fees payable to clinical research organizations and contract manufacturers in connection with the execution of our clinical trial program, and professional service fees, such as attorneys and consultants. We develop our estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

Share-based Compensation

Our share-based compensation cost recognized includes: (a) compensation costs for current period vesting of all share-based awards granted prior to January 1, 2006, based on the intrinsic value method, and (b) compensation cost for current period vesting of all share-based awards granted or modified subsequent to January 1, 2006, based on the estimated grant date fair value. We recognize compensation costs for our share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for estimated forfeitures.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2013 that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. In February 2014, the Company completed an equity financing transaction that raised aggregate net proceeds of $7.9 million. We believe our cash and cash equivalents balance as of March 31, 2014,  will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

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

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the GENETIC-AF clinical trial, and the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private equity transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro.

We believe our cash and cash equivalents balance as of March 31, 2014 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

—	progress of GENETIC-AF enrollment and any data that may become available;
—	the costs and timing for additional clinical trials in order to gain possible FDA approval for Gencaro;
—
—	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
—	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
—	general economic and industry conditions affecting the availability and cost of capital;
—	our ability to control costs associated with our operations;
—	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
—	the terms and conditions of our existing collaborative and licensing agreements.

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

If we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We have initiated screening of patients for our Phase 2B clinical study of Gencaro in 200 hundred HFREF patients with AF, and it could expand to a Phase 3 clinical study of approximately 420 HFREF additional patients with AF/atrial flutter (AFL). Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fully fund such a trial.

Failure to demonstrate that a product candidate, including Gencaro, is safe and effective, or significant delays in demonstrating such safety and efficacy, would adversely affect our business. Failure to obtain marketing approval of Gencaro from appropriate regulatory authorities, or significant delays in obtaining such approval, would also adversely affect our business and could, among other things, preclude us from completing a strategic transaction or obtaining additional financing necessary to continue as a going concern.

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

We will receive regulatory approval for our product candidates only if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any future clinical trials, including the  GENETIC-AF clinical trial for Gencaro, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

For example, GENETIC-AF is designed to be an adaptive trial. The DSMB will analyze certain data from the Phase 2B portion and recommend whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients. The DSMB will make their recommendation after 200 patients have been enrolled and have completed 24 weeks of follow-up. The interim analysis will focus on data regarding the trial’s primary endpoint, AF event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s  Steering Committee and the DSMB, will make the final determination on the trial’s development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and do not currently have sufficient staff with the requisite experience to do so, and we therefore will have to rely on contract research organizations to conduct certain of our clinical trials. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience as employees of ARCA.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying primarily on third parties to conduct our clinical trial. We have contracted with Duke University, as our contract research organization (CRO) to conduct the clinical component of our GENETIC-AF trial. As a result of this contract, we will have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

The GENETIC-AF clinical trial requires that we identify and enroll a large number of patients with the condition under investigation and the trial will enroll only those patients having a specific genotype, and certain patients who have or are willing to have a Medtronic device implanted for monitoring and recording AF burden data. Because of the rigorous enrollment criteria, we may not be able to enroll a sufficient number of patients to complete our clinical trial in a timely manner.

Patient enrollment is affected by factors including:

—	design of the protocol;
—	the size of the patient population;
—	eligibility criteria for the study in question;
—	perceived risks and benefits of the drug under study;
—	availability of competing therapies, including the off-label use of therapies approved for related indications;
—	efforts to facilitate timely enrollment in clinical trials;
—	the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;
—	patient referral practices of physicians;
—	availability of clinical trial sites;
—	other clinical trials seeking to enroll subjects with similar profiles;
—	the number of patients having the specific genotype needed for our trial; and,
—	the number of patients having, or willing to have, a Medtronic device implanted for monitoring and recording AF burden data.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing GENETIC-AF, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of genetic trials. There can be no assurance that our genetic trials will be initiated or completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

As of May 9, 2014, the closing price of our common stock was $1.39 per share, and the total market value of our listed securities was approximately $29.2 million. As of March 31, 2014, we had stockholders’ equity of $21.5 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic, Inc., or Medtronic for the support of our GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or proceed, or if Medtronic’s obligations are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

Under our current arrangement with Medtronic, we have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates pose the following risks to us:

—	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
—

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

—

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

—

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

—

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

—

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

—	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
—

collaborators may elect to take over manufacturing rather than retain us as manufacturers and may encounter problems in starting up or gaining approval for their manufacturing facility and so be unable to continue development of product candidates;

—	we may be required to undertake the expenditure of substantial operational, financial and management resources in connection with any collaboration;
—	we may be required to issue equity securities to collaborators that would dilute our existing stockholders’ percentage ownership;
—	we may be required to assume substantial actual or contingent liabilities;
—	collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products; and
—	collaborators may experience financial difficulties.

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

Our GENETIC-AF clinical trial requires the use of a third-party diagnostic services provider to administer the genetic test needed to identify the patient receptor genotypes of clinical trial participants, and as a result, we will be unable to directly control the timing, conduct and expense of the genetic test.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype. The trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial  requires use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with Laboratory Corporation of America, LabCorp, to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test to be used in our Genetic AF clinical trial.

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

The drug label we intend to seek for Gencaro would identify the patient receptor genotype for which the drug is approved. Accordingly, we believe developing a genetic test that is simple to administer and widely available will be critical to the successful commercialization of Gencaro and also to the ability to conduct our GENETIC-AF clinical trial. The genetic test will be subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome.

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

Regulatory approval is required for the genetic test to be used in the GENETIC-AF trial and to support the commercialization of the test, if approved. Delays or failures in obtaining such regulatory approval, including any required validation analyses may prevent a third-party diagnostics provider from commercializing such genetic test and will adversely affect our business, operating results and prospects.

Before a genetic test can be used commercially, including in conjunction with Gencaro, if it is approved for marketing, the third-party diagnostics provider must obtain FDA Premarket Approval, or PMA, for such test. The FDA may require additional validation of the genetic test we are using in GENETIC-AF prior to any approval of Gencaro or the genetic test. We anticipate the genetic test will be required as a condition to prescribing Gencaro. There is no guarantee the FDA will approve the anticipated PMA submission for the genetic test. Even if the genetic test is eventually approved, performing additional validation work necessary to support the PMA, if required, for current or future genetic test products, including one associated with Gencaro, would require additional time and expense and the outcome would be uncertain. Moreover, such delays or increased costs or failures could adversely affect our business, operating results and prospects for commercializing the genetic test.

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

The genetic test is an important component of the commercial strategy for Gencaro in addition to being required to proceed with our GENETIC-AF trial. We believe that the genetic test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The genetic test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF therapy in patients with HF. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the genetic test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2014 we had approximately 21 million shares of common stock outstanding, 20% of which is approximately 4.2 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. Our February 2014 equity financing substantially exhausted the availability under our shelf registration statement until the one year anniversary of such financing. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter (CRL) in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated screening of patients for our clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in approximately 200 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. We believe the Phase 2B study will take approximately two and a half years to complete from the time the first patient is enrolled.  This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

—	other clinical trials seeking to enroll subjects with similar profile;
—	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices;
—	unforeseen safety issues, including negative results from ongoing preclinical studies;
—	inability to monitor patients adequately during or after treatment;
—	difficulty recruiting and monitoring multiple study sites;
—

failure of our third-party contract research organizations, clinical site organizations and other clinical trial managers, to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

—	an insufficient number of patients who have, or are willing to have, a Medtronic device implanted for monitoring and recording AF burden data.

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

In pursuing clinical development of Gencaro for an AF indication, we will be required to amend the Gencaro HF NDA or prepare a new NDA. The FDA could approve Gencaro, but without including some or all of the prescribing information that we have requested. For instance, the FDA could approve Gencaro for AF in a more limited patient population or include additional warnings in the drug’s label. This, in turn, could substantially and detrimentally impact our ability to successfully commercialize Gencaro and effectively protect our intellectual property rights in Gencaro.

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

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

—	the regulatory status of Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;
—	our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;
—	progress of GENETIC-AF and enrollment and any data that may become available;
—	the results of our future clinical trials and any future NDAs of our current and future product candidates;
—	the entry into, or termination of, key agreements, including key strategic alliance agreements;
—	the results and timing of regulatory reviews relating to our product candidates;
—	failure of any of our product candidates, if approved, to achieve commercial success;
—	general and industry-specific economic conditions that may affect our research and development expenditures;
—	the results of clinical trials conducted by others on drugs that would compete with our product candidates;
—	issues in manufacturing our product candidates or any approved products;
—	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;
—	the loss of key employees;
—	the introduction of technological innovations or new commercial products by our competitors;
—	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
—	future sales of our common stock;
—	changes in the structure of health care payment systems;
—	period-to-period fluctuations in our financial results; and
—	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2014, approximately 21.0  million shares of common stock were outstanding. During the quarter, warrant holders exercised warrants for common shares totaling 199,900. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2014 approximately 9.4 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2014, there were approximately 1.7 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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
—

authorize the issuance of up to approximately 5 million additional shares of preferred stock that could be issued by our board of directors to increase the number of outstanding shares and hinder a takeover attempt;

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(5)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)

4.1	Form of Common Stock Purchase Warrant. (4)

4.2	Warrant Agency Agreement by and Among ARCA biopharma, Inc., Computershare, Inc., and Computershare Trust Company, N.A. dated February 3, 2014. (4)

10.1	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.(4)

10.2	Amendment No. 1 to Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.(4)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (filed electronically herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on February 4, 2014, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer

Dated: May 13, 2014

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(5)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)

4.1	Form of Common Stock Purchase Warrant. (4)

4.2	Warrant Agency Agreement by and Among ARCA biopharma, Inc., Computershare, Inc., and Computershare Trust Company, N.A. dated February 3, 2014. (4)

10.1	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.(4)

10.2	Amendment No. 1 to Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.(4)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (filed electronically herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form 8-K, filed on February 4, 2014, File No. 000-22873.
(5)	Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013.
*	Filed herewith.