Form 10-Q
period 2014-06-30
ARCA biopharma, Inc.
filed 2014-08-13
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 12, 2014: 21,010,815

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,377	$16,756
Other current assets	303	169
Total current assets	19,680	16,925
Property and equipment, net	29	29
Other assets	831	130
Total assets	$20,540	$17,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$725	$597
Accrued compensation and employee benefits	141	459
Accrued expenses and other liabilities	351	446
Total current liabilities	1,217	1,502
Deferred rent, net of current portion	2	1
Total liabilities	1,219	1,503
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2014 and December 31, 2013; 21,010,815 and 15,685,562 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	16
Additional paid-in capital	99,027	90,498
Accumulated deficit	(79,727)	(74,933)
Total stockholders’ equity	19,321	15,581
Total liabilities and stockholders’ equity	$20,540	$17,084

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,400	$246	$2,708	$427
General and administrative	1,006	952	2,088	1,841
Total costs and expenses	2,406	1,198	4,796	2,268
Loss from operations	(2,406)	(1,198)	(4,796)	(2,268)

Interest and other income	2	1	4	1
Interest and other expense	(1)	(2)	(2)	(3)
Loss before income taxes	(2,405)	(1,199)	(4,794)	(2,270)
Benefit from income taxes	—	—	—	—
Net loss and comprehensive loss	$(2,405)	$(1,199)	$(4,794)	$(2,270)

Less: Deemed preferred stock dividend	—	(2,026)	—	(2,026)
Net loss available to common stockholders	$(2,405)	$(3,225)	$(4,794)	$(4,296)

Net loss available to common stockholders per share:
Basic and diluted	$(0.11)	$(0.65)	$(0.24)	$(1.08)
Weighted average shares outstanding:
Basic and diluted	21,009,712	4,944,149	19,903,709	3,995,921

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity (Deficit)
	Series A Convertible				Additional
	Preferred Stock		Common stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2012	—	$—	2,660,315	$3	$70,898	$(67,994)	$2,907
Issuance of common stock for cash, net of offering costs	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—	—	(2,026)	—	(2,026)
Conversion of preferred stock to common stock	(125,000)	—	12,500,000	13	(33)	—	(20)
Share-based compensation	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	(6,939)	(6,939)
Balance, December 31, 2013	—	—	15,685,562	16	90,498	(74,933)	15,581
Issuance of common stock for cash, net of offering costs	—	—	5,116,228	5	7,861	—	7,866
Issuance of common stock upon exercise of warrants for cash	—	—	209,025	—	338	—	338
Share-based compensation	—	—	—	—	330	—	330
Net loss	—	—	—	—	—	(4,794)	(4,794)
Balance, June 30, 2014	—	$—	21,010,815	$21	$99,027	$(79,727)	$19,321

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,794)	$(2,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	19
Share-based compensation	330	76
Change in operating assets and liabilities:
Other current assets	45	15
Other assets	(701)	40
Accounts payable	128	322
Accrued expenses and other liabilities	(464)	71
Deferred rent	1	(13)
Net cash used in operating activities	(5,450)	(1,740)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(17)
Net cash used in investing activities	(5)	(17)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	20,000
Preferred stock offering costs	—	(2,083)
Proceeds from the issuance of common stock	9,038	1,741
Common stock offering costs	(834)	(338)
Repayment of principal on vendor finance agreement	(128)	(109)
Net cash provided by financing activities	8,076	19,211
Net increase in cash and cash equivalents	2,621	17,454
Cash and cash equivalents, beginning of period	16,756	2,920
Cash and cash equivalents, end of period	$19,377	$20,374
Supplemental cash flow information:
Interest paid	$2	$3
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$128	$65

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

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

The Company is testing this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on prior clinical data from the previously conducted Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.  GENETIC-AF is a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype the Company believes responds most favorably to Gencaro.  The primary endpoint of GENETIC-AF is time to recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality.

ARCA has created an adaptive design for GENETIC-AF. The Company is  currently enrolling patients in the Phase 2B portion of the study of approximately 200 HFREF patients. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The interim analysis will focus on available data regarding the trial’s primary end point, AF event rates, AF burden, and safety.   Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3.  The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps.  The Company believes the Phase 2B interim analysis will be completed in the second half of 2016.

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

Risks, Liquidity and Going Concern

The Company devotes substantially all of its efforts towards obtaining regulatory approval and raising capital necessary to fund its operations and it is subject to a number of risks associated with clinical research and development, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies.  The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of common and preferred stock.

During 2013, the Company raised approximately $19.3 million, net of offering costs, through sales of its convertible preferred stock,  common stock and warrants.  In February 2014, the Company completed a public equity offering raising approximately $7.9 million in net proceeds to provide additional funds for the Phase 2B/3 GENETIC-AF trial and the Company’s ongoing operations. The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company anticipates that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through at least the end of 2015.  However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to need to raise additional capital to finance the completion of GENETIC-AF and the Company’s ongoing operations. If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results expected for the full year ending December 31, 2014.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes Topic 915 from the FASB Accounting Standards Codification and removes from GAAP the concept of a development stage entity along with the associated incremental financial reporting requirements for development stage entities.  The ASU is effective for fiscal years beginning after December 15, 2014, with early adoption being permitted for annual or interim periods for which financial statements have not been issued.  The Company adopted this guidance as of June 30, 2014 and as a result, removed references to being a development stage entity and inception-to-date results from these consolidated financial statements.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands, except shares and per share data)
Net loss	$(2,405)	$(1,199)	$(4,794)	$(2,270)
Less: Series A Preferred Stock deemed dividend	—	(2,026)	—	(2,026)
Net loss available to common shareholders	$(2,405)	$(3,225)	$(4,794)	$(4,296)
Weighted average shares of common stock outstanding	21,009,712	4,946,932	19,903,709	3,998,704
Less: Weighted-average shares of unvested common stock	—	(2,783)	—	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	21,009,712	4,944,149	19,903,709	3,995,921
Basic and diluted loss per share	$(0.11)	$(0.65)	$(0.24)	$(1.08)

Potentially dilutive securities representing 11.0 million and 5.2 million weighted average shares of common stock were excluded for the three months ended June 30, 2014 and 2013, respectively, and potentially dilutive securities representing 10.6 million and 3.3 million weighted average shares of common stock were excluded for the six months ended June 30, 2014 and 2013, respectively, because including them would have an anti-dilutive effect on net loss per share.

(3) Fair Value Disclosures

As of June 30, 2014, the Company had $19.0 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three or six month periods ended June 30, 2014.

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

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2014	December 31, 2013
Computer equipment	3 years	$99	$99
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	89	89
Computer software	3 years	91	176
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		429	514
Accumulated depreciation and amortization		(400)	(485)
Property and equipment, net		$29	$29

For the six months ended June 30, 2014 and 2013, depreciation and amortization expense was $5,000 and $19,000,  respectively.

(5) Commitments and Contingencies

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

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which has served as the Company’s primary business office since October 1, 2013.  The lease has a three year term and expires on September 30, 2016.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of June 30, 2014 (in thousands):

Remainder of 2014	$40
2015	80
2016	62
Total future minimum lease payments	$182

Rent expense under these leases for the six months ended June 30, 2014 and 2013 was $39,000 and $27,000, respectively.

Duke University

In November 2013, the Company entered into a clinical research agreement with Duke University (Duke) to serve as the clinical research organization for the Company’s GENETIC-AF clinical study.  Under the agreement the Company is responsible to pay Duke for its work managing certain aspects of the clinical study.  Upon completion of the clinical study, the agreement will terminate.  The agreement can be terminated earlier by the Company for any reason with 90 days written notice to Duke. In the event of an early termination of the agreement, the Company would be responsible to pay Duke for time and effort incurred through the date of termination.

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.   If the FDA grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan.  The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The agreement states that the Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

(6) Equity Financings and Warrants

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

Registered Direct Offering

On January 31, 2013, the Company entered into a subscription agreement with certain institutional investors (the “Investors”) in connection with its Registered Direct public offering, pursuant to which the Company sold an aggregate of 164,636 shares of its common stock and warrants to purchase up to 65,855 additional shares of its common stock to the Investors for aggregate gross proceeds of approximately $730,000, before deducting placement agent fees and other estimated offering expenses payable by the Company.  The net proceeds to the Company were approximately $616,000, and the offering closed on February 4, 2013.

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

In connection with the Preferred Stock financing, the Company recorded a non-cash dividend of approximately $2.0 million to recognize the intrinsic value of the embedded beneficial conversion feature.  Typically, such a deemed dividend would be represented as a reduction in a company’s retained earnings and an increase in additional paid-in capital in recognition of the reapportionment of common shareholder value to the preferred stock purchasers.  However, since ARCA has an accumulated deficit, the deemed dividend is recognized by a reapportionment of additional paid-in capital from common shareholders to additional paid-in capital of preferred stock purchasers, which are combined in the Company’s statement of stockholders’ equity.

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

Warrants

As of June 30, 2014, warrants to purchase approximately 9.4 million shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.31.  These warrants, which were granted as part of various financing and business agreements, expire at various times between April 2016 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

(7) Share-based Compensation

For the three and six month periods ended June 30, 2014 and 2013, the Company recognized the following non-cash, share-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and Development	$42	$14	$82	$29
General and Administrative	130	20	248	47
Total	$172	$34	$330	$76

Stock option and stock award transactions for the six month period ended June 30, 2014 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2013	843,442	$3.76	8.94
Granted	200,079	1.91
Exercised	—	—
Forfeited and cancelled	(3,506)	140.67
Options outstanding at June 30, 2014	1,040,015	$2.94	8.71

Options exercisable at June 30, 2014	342,333	$5.66	7.51
Options vested and expected to vest	1,030,851	$2.95	8.70

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2013	419,000	$1.39
Granted	191,700	1.95
Vested and released	—	—
Forfeited and cancelled	—	—
Restricted stock units outstanding at June 30, 2014	610,700	$1.57

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding the Company’s anticipated timing for completion of its clinical trials for any of its product candidates; the potential for Gencaro to be an effective treatment for atrial fibrillation and, the Company’s ability to fund future operations. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors, including, without limitation, the risks and uncertainties associated with: the Company’s financial resources and whether they will be sufficient to meet the Company’s business objectives and operational requirements; the Company’s ability to obtain additional financing; the Company’s anticipated timing for completion of its clinical trials for any of its product candidates; the Company’s ability to identify, develop and achieve commercial success for products and technologies; drug discovery and the regulatory approval process; estimated timelines for regulatory filings and the implications of interim or final results of the Company’s clinical trials; the extent to which the Company’s issued and pending patents may protect its products and technology; the potential of the Company’s clinical development program to lead to the approval of the Company’s New Drug Application for Gencaro; and, the impact of competitive products and technological changes. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2013, as amended, the Company’s Registration Statement on Form S-1 (Registration No. 333-187508), and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

AF, the most common sustained cardiac arrhythmia, is considered an epidemic cardiovascular disease and a major public health burden. The estimated number of individuals with AF globally in 2010 was 33.5 million. According to the 2014 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the U.S. in 2010 ranged from 2.7 million to 6.1 million people.  Hospitalization rates for AF have increased by 23% among US adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers (the atria) becomes irregular and uncoordinated.  The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots potentially resulting in stroke.  AF increases the risk of mortality and morbidity due to stroke, congestive heart failure and impaired quality of life.  The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients.  We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

Our GENETIC-AF clinical trial is  a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator, the beta-blocker Toprol XL (metoprolol succinate), in HFREF patients recently diagnosed with persistent AF and having beta-1 389 arginine homozygous genotype, the genotype we believe responds most favorably to Gencaro. The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality, is being measured over a twenty-four week period after a patient has been electrically cardioverted to restore normal heart rhythm.

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

We have created an adaptive design for GENETIC-AF.  We are enrolling patients in the Phase 2B portion of the study of approximately 200 HFREF patients with recent onset, persistent AF who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF is AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. Certain patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients. The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The DSMB interim analysis will focus on available data regarding the trial’s primary endpoint, AF event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions, including the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, the Company, in consultation with the trial’s clinical steering committee, will make the final determination on the trial’s development steps. The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF/AFL recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.

We initiated screening of patients for GENETIC-AF in April 2014. We plan to activate approximately 50-60 clinical trial sites in the US and Canada for the Phase 2B portion of the trial.  Currently there are 20 active clinical trial sites.  We anticipate having the majority of the remaining clinical sites active by the end of 2014.  During the second quarter of 2014 we made modifications to certain entry criteria and policies for the trial that we believe will facilitate patient enrollment.  We plan to provide periodic trial enrollment updates as enrollment milestones are achieved, and we anticipate the DSMB interim analysis will be completed in the second half of 2016.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test to identify the patient’s receptor genotype. Accordingly, the GENETIC-AF trial requires the use of a third party diagnostic service to perform the genetic testing. We have an agreement with Laboratory Corporation of America, or LabCorp, to provide the companion diagnostic test and services to support our GENETIC-AF trial. LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test which is being used in our GENETIC-AF clinical trial.

Medtronic, Inc., a leader in medical technologies to improve the treatment of chronic diseases including cardiac rhythm disorders is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, we plan to conduct a substudy that will include continuous monitoring of the cardiac rhythms of certain patients enrolled during the Phase 2B portion of the trial and approximately 100 additional patients in the Phase 3 portion of GENETIC-AF. The collaboration is being administered by a joint ARCA-Medtronic committee. Medtronic will use its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for patients enrolled in the Phase 2B portion and has agreed to provide financial support of unreimbursed costs for a certain number of patients in the Phase 2B portion up to a certain maximum amount per patient. Alternatively, clinical sites may elect reimbursement for the cost of the Medtronic device and the associated costs for implantation  directly from ARCA.  For clinical sites that elect this option, we will provide the patient with the Medtronic device and will reimburse the site for implantation at a predetermined and fixed cost.  If GENETIC-AF proceeds to Phase 3, we will seek to enroll an additional 100 patients with Medtronic devices for monitoring and recording AF burden. Medtronic will provide the agreed-on CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

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

R&D expense for the three months ended June 30, 2014 was $1.4 million compared to $246,000 for the corresponding period of 2013, an increase of approximately $1.2 million.  R&D expense for the six months ended June 30, 2014 was $2.7 million compared to $427,000 for the corresponding period of 2013, an increase of approximately $2.3 million.

Clinical expense increased approximately $862,000 for the three months and $1.4 million for the six months ended June 30, 2014. The increase in the three and six month periods is primarily due to costs incurred through clinical research organizations (CRO’s) and related support services in preparing for initiating our GENETIC-AF trial, training clinical sites on the clinical trial protocol and procedures, as well as increased personnel costs.  During the comparative three and six month periods of 2013 we had no clinical staff or clinical trial expenses.  The clinical staff roles were added in the latter part of 2013 as we began preparing to initiate our GENETIC-AF clinical trial.

Regulatory and manufacturing process costs increased $170,000 for the three months and $590,000 for the six months ended June 30, 2014 compared to the corresponding periods of 2013. The increase in the three and six month periods ended June 30, 2014 compared to the corresponding periods of 2013 is primarily due to costs of production, packaging and distribution of clinical trial drug materials for our GENETIC-AF clinical trial. A portion of the increase is also attributable to increased personnel costs as we increased staff in the latter part of 2013 in preparation of the clinical trial.

R&D expenses for the remainder of 2014 are expected to increase as we initiate more sites in the U.S, and Canada for, and continue enrolling and treating patients in, our GENETIC-AF trial.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was $1.0 million for the three months ended June 30, 2014 as compared to $952,000 for the corresponding period in 2013, an increase of $54,000.  The net increase is comprised primarily of increased personnel, travel costs and board advisory fees, partially offset by decreased consulting and legal fees.  For the six months ended June 30, 2014, G&A expense was $2.1 million as compared to $1.8 million for the corresponding period in 2013, an increase of $247,000.  The increase in expenses for the six months ended June 30, 2014 as compared to the corresponding period of 2013 is comprised of increased personnel, travel costs, board advisory fees, occupancy and insurance costs, which are primarily attributable to personnel returned from furlough and salary changes for executives and other administrative employees, travel, and corporate activities undertaken to support our clinical trial.  During the first half of 2013, employees were working at reduced levels, reduced salaries or were furloughed.  In the latter part of 2013 we returned personnel to work to support initiating our GENETIC-AF clinical trial.  A portion of the incremental personnel costs are attributable to non-cash, stock-based compensation expense of stock awards made during the third quarter of 2013 and the first quarter of 2014.

The cost increases noted above were partially offset by decreases in consulting and legal fees. During the first half of 2013, we incurred additional costs for our special proxy and shareholder meeting.  These activities and related costs were not recurring in the first half of 2014.

G&A expenses for the remainder of 2014 are expected to increase as we increase our activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $2,000 and $4,000 in the three and six months ended June 30, 2014, respectively. Interest and other income for the comparative three and six month periods ended June 30, 2013 was $1,000. We expect interest income to continue to be nominal for 2014 due to low investment yields and utilizing our cash and cash equivalents to fund our operations.

Interest and Other Expense

Interest and other expense was $1,000 and $2,000 in the three and six months ended June 30, 2014, respectively, and $2,000 and $3,000 in the three and six months ended June 30, 2013, respectively. Based on our current capital structure, interest expense for the remainder of 2014 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$19,377	$16,756

As of June 30, 2014, we had total cash and cash equivalents of approximately $19.4 million, as compared to $16.8 million as of December 31, 2013. The net increase of $2.6 million in the six month period reflects the $8.1 million of net proceeds from our equity offering and proceeds from common stock issued for warrant exercises less approximately $5.5 million of cash used to fund operating activities and approximately $128,000 in payments on a vendor financing arrangement during the six months ended June 30, 2014.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(5,450)	$(1,740)
Investing activities	(5)	(17)
Financing activities	8,076	19,211
Net increase in cash and cash equivalents	$2,621	$17,454

Net cash used in operating activities for the six months ended June 30, 2014 increased approximately $3.7 million compared with the same period in 2013 primarily due to trial initiation activities and increased expenses discussed above.

Net cash used in investing activities for the six months ended June 30, 2014 was $5,000 compared to $17,000 used in investing activities in the six months ended June 30, 2013.

Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2014 representing approximately $7.9 million of net proceeds from our stock offering completed in February 2014, plus approximately $338,000 of net proceeds from common stock issued for warrant exercises, less approximately $128,000 in payments on a vendor financing arrangement. Net cash provided by financing activities was $19.2 million for the six months ended June 30, 2013 representing $19.3 million of net proceeds from three equity financings completed during the period, less $109,000 in payments on a vendor finance agreement.

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

New Accounting Pronouncements

In June 2014, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes Topic 915 from the FASB Accounting Standards Codification and removes from GAAP the concept of a development stage entity along with the associated incremental financial reporting requirements for development stage entities.  The ASU is effective for fiscal years beginning after December 15, 2014, with early adoption being permitted for annual or interim periods for which financial statements have not been issued.  We adopted this guidance as of June 30, 2014 and as a result, removed references to being a development stage entity and inception-to-date results from our consolidated financial statements.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2013 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. In February 2014, the Company completed an equity financing transaction that raised aggregate net proceeds of approximately $7.9 million. We believe our cash and cash equivalents balance as of June 30, 2014 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are screening and enrolling patients in our Phase 2B clinical study of Gencaro in 200 hundred HFREF patients with AF, and it could expand to a Phase 3 clinical study of approximately 420 HFREF additional patients with AF/atrial flutter (AFL).  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014, yet we do not know if our enrollment projections will prove to be accurate.  During the second quarter we made modifications to certain entry criteria and policies for the trial that we believe will facilitate patient enrollment.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, therefore our trial may enroll slower and take longer than we currently project.

Clinical trials are typically lengthy, complex and expensive and we do not currently have the resources to fully fund these trials.

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

As of August 12, 2014, the closing price of our common stock was $1.38 per share, and the total market value of our listed securities was approximately $29.0 million. As of June 30, 2014, we had stockholders’ equity of $19.3 million.

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

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype. The trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial requires use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with Laboratory Corporation of America, LabCorp, to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test being used in our Genetic AF clinical trial.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2014 we had approximately 21 million shares of common stock outstanding, 20% of which is approximately 4.2 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. Our February 2014 equity financing substantially exhausted the availability under our shelf registration statement until the one year anniversary of such financing. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter (CRL) in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated screening of patients for our clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in approximately 200 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. We believe the Phase 2B study will be completed in the second half of 2016.  This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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
—

delays in recruiting patients to participate in a clinical trial, which may be due to the size of the patient population, eligibility criteria, protocol design, perceived risks and benefits of the drug, availability of other approved and standard of care therapies, or availability of clinical trial sites;

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with Groupe Novasep to manufacture commercial quantities of the API for Gencaro. For drug production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. In addition, we have contracted with a separate service provider for packaging and distribution of our clinical trial materials.  These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

Transitioning from a clinical research stage company will require successful completion of a number of steps, many of which are outside of our control and, consequently, we can provide no assurance of our successful and timely transition from a clinical research stage company.

We are a clinical research stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the clinical research stage and successfully commercialize or provide for the commercialization of Gencaro and our other product candidates which in turn, will depend, among other things, on our ability to:

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

Any one of these factors or other factors discussed in this report could affect our ability to successfully commercialize Gencaro and other product candidates, which could impact our ability to earn sufficient revenues to transition from a clinical research stage company and continue our business.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2014, we expect our research and development activities will be dedicated to Gencaro. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. We continue to operate with a small staff for financial reporting. Though the process and design of our internal controls over financial reporting have not been altered, the small number of staff involved in financial reporting may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2014, approximately 21.0 million shares of common stock were outstanding. During the six months ended June 30, 2014, warrant holders exercised warrants for common shares totaling 209,025. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2014 approximately 9.4 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2014, there were approximately 1.7 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(4)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)

10.1*	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014. (#)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (filed electronically herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)

Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013.  (Exhibit filed on May 24, 2013 with Amendment No. 3 thereto).

#

Indicates confidential treatment has been requested with respect to specific portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Patrick M. Wheeler
Patrick M. Wheeler
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 13, 2014

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(4)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)

10.1*	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014. (#)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (filed electronically herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
(4)

Previously filed with the SEC as an Exhibit and incorporated herein by reference from ARCA biopharma, Inc.’s Form S-1, filed on March 25, 2013. (Exhibit filed on May 24, 2013 with Amendment No. 3 thereto).

#

Indicates confidential treatment has been requested with respect to specific portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed herewith.