Form 10-Q
period 2014-09-30
ARCA biopharma, Inc.
filed 2014-11-12
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 10, 2014: 21,150,486

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,249	$16,756
Other current assets	216	169
Total current assets	17,465	16,925
Property and equipment, net	26	29
Other assets	548	130
Total assets	$18,039	$17,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365	$597
Accrued compensation and employee benefits	99	459
Accrued expenses and other liabilities	374	446
Total current liabilities	838	1,502
Deferred rent, net of current portion	3	1
Total liabilities	841	1,503
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2014 and December 31, 2013; 21,140,486 and 15,685,562 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	21	16
Additional paid-in capital	99,188	90,498
Accumulated deficit	(82,011)	(74,933)
Total stockholders’ equity	17,198	15,581
Total liabilities and stockholders’ equity	$18,039	$17,084

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,335	$714	$4,043	$1,141
General and administrative	950	1,011	3,038	2,852
Total costs and expenses	2,285	1,725	7,081	3,993
Loss from operations	(2,285)	(1,725)	(7,081)	(3,993)

Interest and other income	2	2	6	3
Interest and other expense	(1)	—	(3)	(3)
Loss before income taxes	(2,284)	(1,723)	(7,078)	(3,993)
Benefit from income taxes	—	—	—	—
Net loss and comprehensive loss	$(2,284)	$(1,723)	$(7,078)	$(3,993)

Less: Deemed preferred stock dividend	—	—	—	(2,026)
Net loss available to common stockholders	$(2,284)	$(1,723)	$(7,078)	$(6,019)

Net loss available to common stockholders per share:
Basic and diluted	$(0.11)	$(0.16)	$(0.35)	$(0.96)
Weighted average shares outstanding:
Basic and diluted	21,029,138	10,832,516	20,282,975	6,299,828

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity (Deficit)
	Series A Convertible				Additional
	Preferred Stock		Common stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2012	—	$—	2,660,315	$3	$70,898	$(67,994)	$2,907
Issuance of common stock for cash, net of offering costs	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—	—	(2,026)	—	(2,026)
Conversion of preferred stock to common stock	(125,000)	—	12,500,000	13	(33)	—	(20)
Share-based compensation	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	(6,939)	(6,939)
Balance, December 31, 2013	—	—	15,685,562	16	90,498	(74,933)	15,581
Issuance of common stock for cash, net of offering costs	—	—	5,116,228	5	7,861	—	7,866
Issuance of common stock upon exercise of warrants for cash	—	—	209,025	—	338	—	338
Issuance of common stock upon vesting of Restricted Stock Awards	—	—	129,671	—	—	—	—
Share-based compensation	—	—	—	—	491	—	491
Net loss	—	—	—	—	—	(7,078)	(7,078)
Balance, September 30, 2014	—	$—	21,140,486	$21	$99,188	$(82,011)	$17,198

See accompanying Notes to Consolidated Financial Statements

ARCA BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,078)	$(3,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	24
Amortization of deferred charges	34	—
Share-based compensation	491	125
Change in operating assets and liabilities:
Other current assets	132	(80)
Other assets	(452)	44
Accounts payable	(232)	382
Accrued expenses and other liabilities	(432)	98
Deferred rent	2	(16)
Net cash used in operating activities	(7,527)	(3,416)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(28)
Net cash used in investing activities	(5)	(28)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	20,000
Preferred stock offering costs	—	(2,083)
Proceeds from the issuance of common stock	9,038	1,741
Common stock offering costs	(834)	(328)
Repayment of principal on vendor finance agreement	(179)	(174)
Net cash provided by financing activities	8,025	19,156
Net increase in cash and cash equivalents	493	15,712
Cash and cash equivalents, beginning of period	16,756	2,920
Cash and cash equivalents, end of period	$17,249	$18,632
Supplemental cash flow information:
Interest paid	$3	$3
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$—	$—

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

ARCA has created an adaptive design for GENETIC-AF. The Company is currently enrolling patients in the Phase 2B portion of the study of approximately 200 HFREF patients. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The interim analysis will focus on available data regarding the trial’s primary end point, AF event rates, AF burden, and safety.   Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3.  The Company, in consultation with the trial’s clinical steering committee and the DSMB, will make the final determination on the trial’s development steps.  The Company believes the Phase 2B interim analysis will be completed in the second half of 2016.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year ending December 31, 2014.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, as amended. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued FASB Accounting Standards Update (“ASU No. 2014-15”), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 will be effective for fiscal years and interim periods ending after December 15, 2016, with early adoption being permitted for annual and interim periods for which financial statements have not been issued. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company is currently evaluating the impact this new guidance may have, if any, on the presentation of its financial position, results of operations, or disclosures.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In thousands, except shares and per share data)
Net loss	$(2,284)	$(1,723)	$(7,078)	$(3,993)
Less: Series A Preferred Stock deemed dividend	—	—	—	(2,026)
Net loss available to common shareholders	$(2,284)	$(1,723)	$(7,078)	$(6,019)
Weighted average shares of common stock outstanding	21,029,138	10,835,299	20,282,975	6,302,611
Less: Weighted-average shares of unvested common stock	—	(2,783)	—	(2,783)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	21,029,138	10,832,516	20,282,975	6,299,828
Basic and diluted loss per share	$(0.11)	$(0.16)	$(0.35)	$(0.96)

Potentially dilutive securities representing 10.9 million and 13.1 million weighted average shares of common stock were excluded for the three months ended September 30, 2014 and 2013, respectively, and potentially dilutive securities representing 10.6 million and 6.7 million weighted average shares of common stock were excluded for the nine months ended September 30, 2014 and 2013, respectively, because including them would have an anti-dilutive effect on net loss per share.

(3) Fair Value Disclosures

As of September 30, 2014, the Company had $17.2 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three or nine month periods ended September 30, 2014.

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

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2014	December 31, 2013
Computer equipment	3 years	$91	$99
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	89	89
Computer software	3 years	74	176
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		404	514
Accumulated depreciation and amortization		(378)	(485)
Property and equipment, net		$26	$29

For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense was $8,000 and $24,000, respectively.

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

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which has served as the Company’s primary business office since October 1, 2013.  The lease has a three year term and expires on September 30, 2016.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2014 (in thousands):

Remainder of 2014	$20
2015	80
2016	62
Total future minimum lease payments	$162

Rent expense for the nine months ended September 30, 2014 and 2013 was $58,000 and $44,000, respectively.

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

Warrants

As of September 30, 2014, warrants to purchase approximately 9.4 million shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.31.  These warrants, which were granted as part of various financing and business agreements, expire at various times between April 2016 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

(7) Share-based Compensation

For the three and nine month periods ended September 30, 2014 and 2013, the Company recognized the following non-cash, share-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and Development	$40	$7	$122	$36
General and Administrative	121	42	369	89
Total	$161	$49	$491	$125

Stock option and stock award transactions for the nine month period ended September 30, 2014 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2013	843,442	$3.76	8.94
Granted	200,079	1.91
Exercised	—	—
Forfeited and cancelled	(3,506)	140.67
Options outstanding at September 30, 2014	1,040,015	$2.94	8.45
Options exercisable at September 30, 2014	416,822	$4.92	7.57
Options vested and expected to vest	1,033,209	$2.95	8.45

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2013	419,000	$1.39
Granted	191,700	1.95
Vested and released	(129,671)	1.38
Forfeited and cancelled	—	—
Restricted stock units outstanding at September 30, 2014	481,029	$1.61

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

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate is Gencaro™ (bucindolol hydrochloride), a pharmacologically unique beta-blocker and mild vasodilator that we are evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and/or left ventricular dysfunction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

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

We have created an adaptive design for GENETIC-AF.  We are enrolling patients in the Phase 2B portion of the study of approximately 200 HFREF patients with recent onset, persistent AF who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF is AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. Certain patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients. The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have been enrolled and have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point. The DSMB interim analysis will focus on available data regarding the trial’s primary endpoint, AF event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions, including the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, the Company, in consultation with the trial’s clinical steering committee, will make the final determination on the trial’s next development steps. The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF/AFL recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.

We initiated screening of patients for GENETIC-AF in April 2014. We plan to activate approximately 60 clinical trial sites in the US and Canada for the Phase 2B portion of the trial.  Currently there are 31 active clinical trial sites.  We anticipate having the majority of the clinical sites active by the end of 2014.  During the second quarter of 2014 we made modifications to certain entry criteria and policies for the trial that we believe will facilitate patient enrollment.  We anticipate reaching full enrollment during the first half of 2016, and we anticipate the DSMB interim analysis will be completed in the second half of 2016.   We plan to provide periodic trial enrollment updates as enrollment milestones are achieved.

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

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended September 30, 2014 was $1.3 million compared to $714,000 for the corresponding period of 2013, an increase of approximately $621,000.  R&D expense for the nine months ended September 30, 2014 was $4.0 million compared to $1.1 million for the corresponding period of 2013, an increase of approximately $2.9 million.  The increase in our R&D expense in the three and nine month periods ended September 30, 2014 is due, primarily, to our increased clinical expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $775,000 for the three months and $2.2 million for the nine months ended September 30, 2014. The cost increases in the three and nine month periods are primarily due to clinical trial cost activities, as well as increased personnel costs.  During the comparative three and nine month periods of 2013 we had minimal clinical development activities and costs as our GENETIC-AF clinical trial was just being initiated.  During the third quarter of 2014, we  reduced the scope of work of our primary contract research organization, or CRO, hired additional clinical personnel, and assumed greater managerial responsibility for certain aspects of the GENETIC-AF clinical trial.   These changes will reduce the amounts paid to our primary CRO, but will increase our personnel and other costs as we assume those project responsibilities.  We do not expect this reorganization of responsibilities to materially change the overall projected cost of the clinical trial.

Manufacturing process development and regulatory costs decreased $146,000 for the three month period ended September 30, 2014 compared to the corresponding period of 2013.  During the 2013 period, we initiated production of clinical trial materials and performed regulatory audits of suppliers to be used in our GENETIC-AF clinical trial.  Such activities and costs did not occur in the third quarter of 2014.

Manufacturing process development and regulatory costs increased $614,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in costs is primarily due to costs of production, packaging and distribution of clinical trial drug materials for our GENETIC-AF clinical trial.  A portion of the increase is also attributable to increased personnel costs as we had increased staff in the latter part of 2013 in preparation of the clinical trial.

R&D expenses for the remainder of 2014 are expected to increase as we initiate more clinical sites in the U.S, and Canada for our GENETIC-AF trial, and we continue enrolling and treating patients in the trial.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was $950,000 for the three months ended September 30, 2014 as compared to $1.0 million for the corresponding period in 2013, a decrease of $61,000.  The net decrease is comprised primarily of decreased legal, consulting and other professional services, partially offset by increased personnel, travel costs and board advisory fees.  For the nine months ended September 30, 2014, G&A expense was $3.0 million as compared to $2.9 million for the corresponding period in 2013, an increase of $186,000.  The increase in expenses for the nine months ended September 30, 2014 as compared to the corresponding period of 2013 is comprised of increased personnel, travel costs, board advisory fees, occupancy and insurance costs, which are primarily attributable to personnel returned from furlough and salary changes for executives and other administrative employees, and incremental corporate activities undertaken to support our clinical trial.  During the first half of 2013, employees were working at reduced levels, reduced salaries or were furloughed.  In the latter part of 2013 we returned personnel to work to support initiating our GENETIC-AF clinical trial.  A portion of the incremental personnel costs are attributable to non-cash, stock-based compensation expense of stock awards made during the third quarter of 2013 and the first quarter of 2014.

The cost increases noted above were partially offset by decreases in consulting and legal fees. During the first half of 2013, we incurred additional costs for our special proxy solicitation and shareholder meeting as part of our financing completed in June 2013.  These activities and related costs were not recurring in  2014.

G&A expenses for the remainder of 2014 are expected to increase as we increase our activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $2,000 and $6,000 in the three and nine months ended September 30, 2014, respectively. Interest and other income for the comparative three and nine month periods ended September 30, 2013 was $2,000 and $3,000, respectively. We expect interest income to continue to be nominal for 2014 due to low investment yields and utilization of our cash and cash equivalents to fund our operations.

Interest and Other Expense

Interest and other expense was $1,000 and $3,000 in the three and nine months ended September 30, 2014, respectively, and less than $1,000 and $3,000 in the three and nine months ended September 30, 2013, respectively. Based on our current capital structure, interest expense for the remainder of 2014 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$17,249	$16,756

As of September 30, 2014, we had total cash and cash equivalents of approximately $17.2 million, as compared to $16.8 million as of December 31, 2013. The net increase of $400,000 in the nine month period reflects the $8.2 million of net proceeds from our equity offering and proceeds from common stock issued for warrant exercises less approximately $7.5 million of cash used to fund operating activities and approximately $179,000 in payments on a vendor financing arrangement during the nine months ended September 30, 2014.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(7,527)	$(3,416)
Investing activities	(5)	(28)
Financing activities	8,025	19,156
Net increase in cash and cash equivalents	$493	$15,712

Net cash used in operating activities for the nine months ended September 30, 2014 increased approximately $4.1 million compared with the same period in 2013 primarily due to clinical trial initiation activities and the increased expenses discussed above.

Net cash used in investing activities for the nine months ended September 30, 2014 was $5,000 compared to $28,000 used in investing activities in the nine months ended September 30, 2013.

Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2014 representing approximately $7.9 million of net proceeds from our stock offering completed in February 2014, plus approximately $338,000 of net proceeds from common stock issued for warrant exercises, less approximately $179,000 in payments on a vendor financing arrangement. Net cash provided by financing activities was $19.2 million for the nine months ended September 30, 2013 representing $19.3 million of net proceeds from three equity financings completed during the period, less $174,000 in payments on a vendor finance agreement.

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

New Accounting Pronouncements

In August 2014, the FASB issued FASB Accounting Standards Update (“ASU No. 2014-15”), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 will be effective for fiscal years and interim periods ending after December 15, 2016, with early adoption being permitted for annual and interim periods for which financial statements have not been issued. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued.  We are currently evaluating the impact this new guidance may have, if any, on the presentation of our financial position, results of operations, or disclosures.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2013 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2013 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. In February 2014, the Company completed an equity financing transaction that raised aggregate net proceeds of approximately $7.9 million. We believe our cash and cash equivalents balance as of September 30, 2014 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

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

We will receive regulatory approval for our product candidates only if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any current or future clinical trials, including the GENETIC-AF clinical trial for Gencaro, will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will analyze certain data from the Phase 2B portion and recommend whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients. The DSMB will make their recommendation after 200 patients have been enrolled and have completed 24 weeks of follow-up. The interim analysis will focus on data regarding the trial’s primary endpoint, AF event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and have limited staff with the requisite experience to do so. We therefore rely on contract research organizations to conduct certain aspects of our clinical trial. Additionally, during the third quarter of 2014 we reduced the scope of our primary CRO’s work and we have assumed those responsibilities for our GENETIC-AF clinical trial.    While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience as employees of ARCA.

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

We are relying on contract research organizations to conduct substantial portions of our GENETIC–AF clinical trial, and as a result, we will be unable to directly control the timing, conduct and expense of all aspects of the clinical trial.

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying  on third parties to conduct certain aspects of our clinical trial. We have contracted with Duke University, as our contract research organization (CRO) to conduct components of our GENETIC-AF trial. As a result of this contract, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

Even though we are using a CRO to conduct components of our clinical trial, we have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the CRO. We have never conducted a clinical trial and the inability of our current staff to adequately manage any CRO that we engage may exacerbate the risks associated with relying on a CRO.

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

As of November 10, 2014, the closing price of our common stock was $1.04 per share, and the total market value of our listed securities was approximately $22.0 million. As of September 30, 2014, we had stockholders’ equity of $17.2 million.

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

The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization.  Changes to regulatory advice could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the companion diagnostic would occur through the FDA’s Center for Devices and Radiological Health. In 2014 the FDA issued guidance on in vitro companion diagnostic devices.. It is difficult to predict how FDA will implement the guidance. For example, the  guidance allows for flexibility by the FDA in the case of therapeutic products to treat serious conditions for which no alternative treatment exists and the benefits of using the companion diagnostic outweigh the risk, but it is unclear how this discretion will be applied by the agency. The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

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

If a third-party diagnostics provider responsible for the genetic test or certain of its third-party suppliers fails to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in a trial or from the market.

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

The genetic test is an important component of the commercial strategy for Gencaro in addition to being required for our GENETIC-AF trial. We believe that the genetic test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The genetic test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF therapy in patients with HF. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the genetic test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2014 we had approximately 21.1 million shares of common stock outstanding, 20% of which is approximately 4.2 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. Our February 2014 equity financing substantially exhausted the availability under our shelf registration statement until the one year anniversary of such financing. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of a New Drug Application (NDA) from the FDA for such drug. We have not received a NDA approval from the FDA for Gencaro or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support a NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

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

In the event that we or our collaborators conduct preclinical studies that do not comply with Good Laboratory Practices or GLP or incorrectly design or carry out human clinical trials in accordance with Good Clinical Practices, or GCP, or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully initiate and effectively complete clinical trials for any product candidate on schedule, or at all, will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2014, approximately 21.1 million shares of common stock were outstanding. During the nine months ended September 30, 2014, warrant holders exercised warrants for common shares totaling 209,025. All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2014 approximately 9.4 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2014, there were approximately 1.5 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 12, 2014, we entered into Change Order 1 to our clinical research agreement with Duke University which reduced the scope of Duke University’s responsibilities under the clinical research agreement related to clinical site contracting, monitoring, and payment administration and provides that such responsibilities shall now be assumed by us.  The foregoing description of this change order is not complete and is qualified in its entirety by reference to the full text of such change order, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(4)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)

10.1*	Change Order No. 1 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 12, 2014. (#)

10.2*	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014. (#)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (filed electronically herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
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

Dated: November 12, 2014

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(2)

3.1(b)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.(4)

3.2	Second Amended and Restated Bylaws of the Registrant.(3)

10.1*	Change Order No. 1 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 12, 2014. (#)

10.2*	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014. (#)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (filed electronically herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-K, filed March 27, 2009, File No. 000-22873.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 8-K, filed on March 5, 2013, File No. 000-22873.
(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from ARCA biopharma, Inc’s Form 10-Q, filed November 16, 2009, File No. 000-22873.
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