Form 10-K
period 2014-12-31
ARCA biopharma, Inc.
filed 2015-03-19
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2014, the last business day of the most recently completed second fiscal quarter, was $30,003,945 based on the last sale price of the common stock as reported on that day by the Nasdaq Capital Market.

As of March 17, 2015, the Registrant had 21,198,411 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2015 annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the potential for rNAPc2 to be developed for, or to effectively treat hemorrhagic fever viruses, including the Ebola virus, our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that we are evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and left ventricular systolic dysfunction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We are testing this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. We are pursuing this indication for Gencaro because data from the previously conducted Phase 3 HF trial of Gencaro in 2,708 heart failure, or HF, patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots potentially resulting in stroke.

AF is considered an epidemic cardiovascular disease. The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2015 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the United States in 2010 ranged from 2.7 million to 6.1 million people.  AF increases the risk of stroke and may also contribute to worsening heart failure. The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

GENETIC-AF is a Phase 2B/3 multi-center, randomized, double-blind clinical trial comparing the safety and efficacy of Gencaro to an active comparator, the beta-blocker Toprol XL (metoprolol succinate), in HFREF patients with a current or recent history of paroxysmal (AF episodes lasting 7 days or less) or persistent AF who have a beta-1 389 arginine homozygous genotype, the genotype we believe responds most favorably to Gencaro.  The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF/atrial flutter, or AFL, or all-cause mortality, will be measured over a twenty-four week period after a patient has established a normal heart rhythm.

We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF, whereas we believe the therapeutic benefit of Toprol XL does not appear to be enhanced in patients with this genotype. A retrospective analysis of data from the BEST trial shows that the entire cohort of patients in the BEST trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In the BEST DNA substudy, patients with the beta-1 389 arginine homozygous genotype experienced a 74% (p = 0.0003) reduction in risk of AF when receiving Gencaro, based on the same analysis. The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the U.S. general population.

We have created an adaptive design for GENETIC-AF. We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study who have recently experienced at least one episode of paroxysmal or persistent AF and who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/AFL or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. At least 150 patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board, or DSMB, will analyze certain data from the Phase 2B portion of the trial and recommend based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The DSMB interim analysis will focus on available data regarding the primary end point, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, including input from the trial’s Steering Committee, the Company will make the final determination on the trial’s development steps.  The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.  In consultation with the GENETIC-AF Steering Committee, we implemented amendments to the trial protocol in March 2015 which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We have undertaken these protocol amendments because patient enrollment in the trial has not met our original projections.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF in the past 120 days are now eligible for inclusion in the trial, as are patients with AF episodes lasting 7 days or less, or paroxysmal AF.  Previously, these patients were not eligible to be enrolled in the trial. We believe this expanded target population has the potential to improve trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  The amendments to the protocol do not fundamentally alter or impact the original endpoints of the clinical trial.    Based on the projected impact of the expanded patient population and the current enrollment rate, we now project that the enrollment of 200 patients for the Phase 2B portion of the trial may be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017. We do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.   We met with the FDA, prior to implementation, to confirm the acceptability of the amendments to the protocol and received no objections.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test to identify the patient’s receptor genotype.    We have an agreement with Laboratory Corporation of America, or LabCorp, to provide the companion diagnostic test and services to support our GENETIC-AF trial.  LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the United States Food and Drug Administration, or the FDA, for the companion diagnostic test which is being used in our GENETIC-AF clinical trial.

Medtronic, Inc., or Medtronic, a leader in medical technologies to improve the treatment of chronic diseases, including cardiac rhythm disorders, is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA is conducting a substudy that includes continuous monitoring of the cardiac rhythms of at least 150 patients enrolled during the Phase 2B portion of the trial.  The collaboration is administered by a joint ARCA-Medtronic committee. Medtronic uses its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for U.S. patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of U.S. patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, we will seek to enroll an additional 100 patients, with Medtronic devices for monitoring and recording AF burden, in the substudy.  Medtronic will provide the agreed upon CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which, if we are granted patent term extension, may provide market exclusivity for these uses of Gencaro into approximately 2030 in the United States and Europe.

To support the continued development of Gencaro, we completed public equity offerings during 2013 that raised approximately $19.3 million of net proceeds.  In February 2014, we completed a public equity offering that raised approximately $7.9 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, we will need to raise a significant amount of additional capital to finance the completion of GENETIC-AF and our ongoing operations.  We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we anticipate that our current cash and cash equivalents, will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We will be required to raise additional funds prior to completion of the Phase 2B portion of GENETIC-AF.

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

Our Strategy

Our mission is to become a leading biopharmaceutical company developing cardiovascular therapies with an emphasis on genetically-targeted therapies. To achieve this goal, we are pursuing the following strategies:

•	Advance the development of Gencaro. We plan to focus our efforts on completing the GENETIC-AF clinical trial.
•

Raise additional funding or complete a strategic transaction. To support the continued clinical development of Gencaro, including the GENETIC-AF clinical trial, we expect to seek additional funding, through the sale of public or private equity or debt securities, or the completion of a strategic transaction.

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

Atrial Fibrillation Market Background and Opportunity

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the heart’s atria, predisposing to the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. In addition, we also believe that the development of AF in a HFREF patient can be associated with increased risk of death and other heart failure related adverse outcomes. AF is considered an epidemic cardiovascular disease.  The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2015 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the United States in 2010 ranged from 2.7 million to 6.1 million. The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

The goals of current medical therapy for AF are to maintain sinus rhythm or to control ventricular rate response in patients who cannot maintain sinus rhythm, in an effort to minimize patient symptoms and avoid the risk of complications such as stroke. Current treatments include pharmaceutical intervention and device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with HFREF.

Current device interventions for the treatment of AF include:

•	Electrical cardioversion which is used to restore normal heart rhythm with administration of a direct current shock;
•	Radiofrequency ablation which is effective in some patients for whom medications are ineffective; and
•	Atrial pacemakers which are implanted under the skin and then intravenously into the heart to regulate heart rhythm.

Gencaro

Gencaro (bucindolol hydrochloride) is a pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of AF. Gencaro is considered part of the beta-blocker class of compounds because of its property of blocking both beta-1 and beta-2, receptors in the heart. The blocking of these receptors prevents the receptor from binding with other molecules, primarily the neurotransmitter norepinephrine, or NE, which activate these receptors. We believe that Gencaro is well-tolerated in cardiovascular patients because of its mild vasodilator effects. Originally developed by Bristol-Myers Squibb, or BMS, the active pharmaceutical ingredient, or API, in Gencaro, bucindolol hydrochloride, has been tested clinically in approximately 4,500 patients. Gencaro was the subject of a Phase 3 HF mortality trial in 2,708 patients, mostly in the United States, or the BEST trial. The BEST trial included a DNA bank of over 1,000 patients, which was used to evaluate the effect of genetic variation on patients’ response to Gencaro.

At the time of the BEST trial, our scientific co-founders, Dr. Michael Bristow and Dr. Stephen Liggett, hypothesized that the unique pharmacologic properties of Gencaro would interact with common genetic variations of beta-1, beta-2 and alpha-2C, adrenergic receptors, which are important receptors that regulate cardiac or adrenergic (sympathetic) nerve function. They tested this hypothesis prospectively in a substudy conducted using data from the BEST DNA bank. On the basis of this study, Drs. Bristow and Liggett have determined that patients with certain variations in these receptors had substantially improved outcomes on primary and certain secondary clinical endpoints in the trial, such as mortality, HF progression, hospitalization and prevention of arrhythmias, relative to the counterpart genotype groups and the general patient population of the BEST trial. We believe that these genetically determined receptor variations, which are detectable using standard DNA testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro, and potentially avoiding adverse events, in individual patients. We have patented our methods for treating AF and HF patients with Gencaro in the United States and Europe based on genetic testing.

Pharmacology and Pharmacogenetics

Gencaro’s pharmacology appears to be different from other compounds in the beta-blocker class in two fundamental respects. First, the National Heart, Lung and Blood Institute of the National Institutes of Health, or NHLBI, and the Cooperative Studies Program of the Department of Veterans Affairs sponsored studies conducted by Drs. Bristow and Liggett indicated that in human myocardial preparations, Gencaro leads to inactivation of constitutively active (i.e. functional in the absence of bound agonist) beta-1 receptors through a mechanism separate from beta-blockade, in addition to inhibiting the binding activity of the beta-1 receptor like a typical beta-blocker. Second, other studies, including BEST, indicated that Gencaro lowers the systemic levels of the neurotransmitter NE, released by cardiac and other adrenergic nerves. These two properties interact with common genetic variations in two cardiac receptors, the beta-1 and alpha-2C receptors, to produce the unique pharmacogenetic profile of Gencaro. We believe that these two properties, and their pharmacogenetic implications, are unique to Gencaro.

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

There are two common genetic variations of the beta-1 receptor, each of which we estimate is present in approximately 50% of the U.S. population. One of these variations is known as the beta-1 389 arginine receptor variant, exclusively present in the beta-1 389 arginine homozygous or, genotype. Laboratory studies indicate that this variation results in a higher functioning beta-1 receptor, which has a greater ability to mediate the stimulatory effects of NE than the counterpart “beta-1 389 glycine or “beta-1 389 Gly” version of the beta-1 receptor. In addition, the beta-1 389 arginine variant is also more likely to be constitutively active and signal the cardiac myocyte to contract in the absence of NE. The beta-1 389 arginine receptor also has much higher affinity for NE as compared to the beta-1 389 glycine version, present in patients with either one or two copies of the beta-1 389 glycine gene allele, or Gly carriers. Patients with the beta-1 389 glycine version, also present in approximately 50% of the U.S. population who are Gly carriers, results in a beta-1 receptor that is much lower functioning and, according to laboratory studies, has less probability of being in a constitutively active state and has lower NE affinity compared to the beta-1 389 arginine receptor.

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

The BEST trial

The NHLBI and Veterans Affairs Cooperative Studies funded BEST trial began in 1995. It was a double-blind, placebo-controlled, multi-center study of bucindolol’s effect on reduction of mortality and morbidity in an advanced chronic HFREF population. The primary endpoint of the BEST trial was all cause mortality, or ACM, and the pre-specified main secondary endpoint was progression of HF, defined as death from HF, cardiac transplant, HF hospitalization, or emergency room visit for the treatment of worsening HF not requiring hospitalization. The trial was planned to run four and one-half years, and enroll 2,800 patients. The trial enrolled a total of 2,708 chronic HF patients, who were mostly from the United States. Under the umbrella of the BEST trial substudies program, a DNA bank and substudy was created, and 1,040 of the BEST patients participated by providing blood for DNA analysis. The DNA bank provided data for the DNA substudy of BEST patients conducted by Drs. Bristow and Liggett.

In 1999, the BEST trial was terminated prior to the completion of follow-up, in response to a recommendation of the BEST trial DSMB. The primary reason for termination was loss of investigator equipoise; in other words, the fact that the BEST investigators were no longer uncertain regarding the comparative therapeutic merits of giving a placebo versus giving a beta-blocker to a HFREF patient. Positive mortality results from two other HF trials involving other beta-blockers had been reported, and a substantial number of BEST trial investigators concluded that it was unethical to continue to give placebo to BEST trial participants. As a result, some investigators began to prescribe these other beta-blockers to patients in the trial, which threatened to destroy the trial’s integrity; therefore the trial was terminated early.

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

In 2003 and 2004, the results of the DNA substudy conducted by Drs. Bristow and Liggett began to be analyzed and released. The DNA substudy results indicated a significant enhancement of response on the major heart failure clinical endpoints from the BEST trial in patients with the beta-1 389 arginine homozygous genotype. The risk reduction on HF clinical efficacy endpoints such as mortality and hospitalization ranged from 34% to 48% in this genotype. In addition, in arrhythmia endpoints of atrial fibrillation or ventricular fibrillation/ventricular tachycardia, or VT/VF, tracked by adverse events, or AEs, and surveillance electrocardiograms, or ECGs, the risk reduction by bucindolol in the beta-1 389 arginine homozygous genotype appeared to be even greater, with risk reductions of 74% for both endpoints.

Shown below are certain of the primary and secondary endpoint data from the BEST HF DNA substudy results, by genotype:

BEST Trial Clinical Responses1 by Genotype Groups

Endpoint	{beta-1 389 Arg/ Arg + any alpha-2C} “Very Favorable” Patient Type (47%)	{beta-1 389 Gly carrier+ alpha-2C Wt/Wt} “Favorable” Patient Type (40%)	{beta-1 389 Gly carrier + alpha-2C Del carrier} “Unfavorable” Patient Type (13%)
All Cause Mortality (ACM), TTE	↓ 38%*	↓ 25%	↑ 4%
Cardiovascular Mortality (CVM), TTE	↓ 48%*	↓ 40%*	↑ 11%
ACM + transplantation	↓ 43%*	↓ 24%	↑ 4%
HF (HF) Progression	↓ 34%**	↓ 20%	↓ 1%
HF Hosp days/patient	↓ 48%**	↓ 17%	↑ 19%
AF prevention (from AE and ECG db)	↓ 74%**	↓ 6%	↑ 33%
VT/VF prevention (from AE db)	↓ 74%**	↓ 49%*	↓ 24%

1	Covariate adjusted, transplant censored analysis with 1 – hazard ratio estimates presented
*	p<0.05; **p ≤ 0.007; TTE: Time To Event

Analysis of BEST trial for AF

The BEST study data were further analyzed focusing on AF prevention, rate control in patients with established AF, and on clinical outcomes of patients with AF. Although there was no pre-determined AF endpoint, including reduction in risk of AF, in the BEST trial, according to our analysis of adverse events and surveillance ECG’s during the trial, 7.9% of patients developed new onset AF, with a greater incidence observed in the placebo group (9.7%) compared to the bucindolol group (6.2%). This corresponded to a 36% reduction in the incidence of new onset AF (based on crude event rates) for patients receiving bucindolol (p = 0.002). In a time to event analysis, the risk of new onset AF was reduced by 41% (p = 0.0004) with bucindolol treatment. Patients in the BEST study with the beta-1 389 Arg/Arg genotype who received Gencaro had a 74% reduction in the risk of developing new onset AF (p = 0.0003).

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

In patients with all genotypes, the AF risk reduction of 41-43% by Gencaro in BEST is based on an analysis of adverse events and surveillance ECG’s which was similar to AF risk reductions observed in a meta-analysis of data regarding seven placebo-controlled beta-blocker trials in HFREF patients. In the meta-analysis, beta-blockers appeared to reduce the incidence of new onset AF in all but one trial, with an overall relative risk reduction of 27%. Despite what we believe to be potential evidence for the prevention of AF in HFREF trials, no beta-blocker has FDA approval for use in this indication. However, the evidence of modest efficacy by beta-blockers approved for other indications will require that any Phase 3 trials with Gencaro will have an active beta-blocker comparator instead of a comparison against placebo. The Phase 2B/3 trial GENETIC-AF trial will only enroll patients with the beta-1 389 arginine homozygous genotype. In the BEST trial, the post hoc analysis of patients with the beta-1 389 arginine homozygous genotype who received Gencaro had a 74% reduction in the risk of developing AF. In another trial, the active comparator we are using in GENETIC-AF, metoprolol CR/Toprol XL, reduced the risk of developing AF by 48% in all genotypes. Because these are not the same trials, the results should not be relied on as direct comparisons. However, we believe that these two data points indicate that Gencaro may have an advantage in preventing AF when compared to metoprolol in GENETIC-AF, in part due to our plan to only enroll beta-1 389 arginine homozygous genotype patients who appear to respond best to Gencaro.

Clinical and Regulatory Strategy

The regulatory strategy for Gencaro is to conduct our adaptive design Phase 2B/3 clinical trial, GENETIC-AF, to obtain an AF approval in a genotype specific HFREF population. We are enrolling certain patients with the beta-1 389 arginine homozygous genotype in our AF clinical trial because our analysis of the BEST DNA substudy indicated this group had a 74% reduction in risk for new AF events.

We have created an adaptive design for GENETIC-AF.  We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study.  The GENETIC-AF DSMB will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients. In addition to measuring the primary endpoint of recurrent symptomatic AF/AFL or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. Under our trial design, at least 150 patients in the Phase 2B portion of the trial will have AF burden measured by continuous monitoring, either by previously implanted cardiac resynchronization or defibrillation devices, or newly or previously inserted implantable loop recorders. When the first 200 patients have completed 24 weeks of follow-up, certain data related to the primary endpoint of recurrent symptomatic AF/AFL or all-cause mortality, AF/AFL event rates and certain data related to AF burden will be evaluated by the trial’s DSMB to determine if the interim data is consistent with pre-trial assumptions and if it indicates potential for achieving statistical significance for the Phase 3 endpoint. If the interim evaluation confirms our assumptions and acceptable safety is observed, the trial would then proceed to the Phase 3 portion and full enrollment, subject to obtaining sufficient financing.

We have received guidance from the FDA regarding our Phase 2B/3 clinical study comparing Gencaro to Toprol XL for the prevention of AF in approximately 620 patients. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than 0.01, could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, for the approval of Gencaro for an AF indication in HFREF patients. Our Investigational New Drug, or IND, application for atrial fibrillation, under which our GENETIC-AF trial is performed, has been accepted by FDA and is active. We implemented amendments to the GENETIC-AF trial protocol in March 2015 which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe the drug label we will propose for Gencaro would identify the patient receptor genotype studied in the trial that can expect enhanced efficacy and, and that the label would recommend receptor genotype testing prior to initiation of therapy. Therefore, the commercialization of Gencaro may require an FDA approved diagnostic test for this genotype be available, or the Gencaro Test.  We believe the Genaro Test could be developed and commercialized through a preferred diagnostic provider, by the company marketing Gencaro, or a combination of approaches.

For our GENETIC-AF clinical trial, we have an agreement with LabCorp to provide the companion diagnostic test and services to support the trial.  To provide those services, LabCorp has developed the genetic test and obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test we use in our GENETIC-AF clinical trial.

Licensing and Royalty Obligations

We have licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. In addition, we have sublicensed CPEC’s rights from BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, the license agreements state that we are required to make a milestone payment of $8.0 million within six months after FDA approval. The license agreements also state that we are required to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The licenses state that our royalty obligations range from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels including a 5% royalty that CPEC is obligated to pay BMS. The agreements state that we have the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.   We also have licensed worldwide rights to intellectual property covering the pharmacogenetic response of Gencaro based on the cardiac receptor polymorphisms, which is owned by the University of Colorado. We have no material future financial obligations under this license. We also have licensed exclusive, worldwide rights to develop and commercialize diagnostics for these receptor polymorphisms, for the purpose of prescribing Gencaro, from the licensee of these rights, the University of Cincinnati.

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

We also have exclusive pharmacogenetic and other patent rights to drug candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, in both early and later stages of development. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.  We are currently exploring options to develop one of these candidates, recombinant Nematode Anticoagulation Protein c2, or rNAPc2, as a potential therapy for the disease syndrome caused by infection from hemorrhagic fever viruses and other pathogens, including seeking development partners, out-licensing the compound and applying for grant or government funding.  In February 2015, the World Health Organization prioritized rNAPc2 for testing in human efficacy trials in patients infected with the Ebola virus.  The U.S. FDA Office of Orphan Products Development has granted orphan drug designation to rNAPc2 as a potential treatment of viral hemorrhagic fever post-exposure to the Ebola virus.  Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs or biologics that treat rare diseases or conditions affecting fewer than 200,000 individuals in the United States. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity upon marketing approval, as well as certain financial incentives that can help support development of the drug.

Competition

Current AF treatments include pharmaceutical intervention and device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with heart failure.

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

In addition, our proposed prescribing information for Gencaro includes a recommendation for genetic testing, which will add additional cost and procedures to the process of prescribing Gencaro, and which could make it more difficult for us to compete against existing or future therapies.

Manufacturing and Product Supply

Gencaro is a small molecule drug with an established manufacturing history. Multiple manufacturers of both the API and drug product have successfully produced Gencaro for use in clinical trials over the course of its clinical development. We outsource all manufacturing and analytical testing of the Gencaro API and drug product. We have selected third party contract manufacturing organizations on the basis of their technical and regulatory expertise. Our approach with our contract manufacturing partners has been to replicate the manufacturing processes that were used to support the prior pivotal clinical trial with Gencaro, and to minimize any changes from these baseline processes, thereby reducing technical and regulatory risk. We contracted with Groupe Novasep to complete the drug substance registration batches required for the Gencaro NDA. These batches were successful, and the resulting drug substance was used to supply the drug product registration campaign. Remaining inventory was placed in current Good Manufacturing Practice, or cGMP, storage to provide a backup supply for the GENETIC-AF trial, and for use as an initial source of drug substance to support eventual product launch, if approved.

For drug product production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. Gencaro is produced in a tablet form, utilizing standard solid oral dosage processing techniques. Six separate dosage strengths are manufactured, with the maximum recommended dose of 50mg twice daily for patients weighing 75kg or less and 100mg twice daily for patients weighing more than 75kg. Registration batches were successfully completed by Patheon, Inc. and tablets from these runs have been placed in cGMP storage to supply the GENETIC-AF trial. In addition, we have contracted with a separate service provider for packaging and distribution of our clinical trial materials.

Our manufacturing focus for 2015 is to supply the blinded clinical trial materials for Gencaro and the comparator compound, and to manage the clinical distribution channels necessary for the successful execution of the GENETIC-AF trial.

Research and Development Expenses

Our research and development expenses totaled $5.6 million for the year ended December 31, 2014 as compared to $2.9 million for 2013, an increase of approximately $2.7 million. R&D expense in 2015 is expected to be higher than 2014 as we continue to enroll patients in our GENETIC-AF clinical trial.

Government Regulation

Governmental authorities in the United States at the federal, state, and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, marketing, distribution, sampling, and import and export of pharmaceutical and medical device products. In the United States, the FDA regulates these activities at the federal level pursuant to the Federal Food Drug and Cosmetic Act, or the FDCA, and the regulations promulgated thereunder. We anticipate that all of our products will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining approval and the subsequent process of maintaining compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations.   Both before and after approval or clearance, failure to comply with the requirements of the FDA and other state and federal statutes can lead to significant penalties or could disrupt our ability to manufacture and sell these products. In addition, the FDA could refuse to provide certificates needed to export our products if the agency determines that we are not in compliance.

Premarket Approval of Drugs

FDA approval is required for marketing of any new drug, dosage form, indication, or strength. The steps required before new human therapeutic drug products are marketed in the United States and foreign countries include rigorous preclinical and clinical testing and other approval requirements by regulatory agencies, such as the FDA and comparable agencies in foreign countries. There is no guarantee that products will be approved in a specific timeframe or at all.

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

NDA Submission. In the United States, the results of preclinical and clinical testing along with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA. Under the current Prescription Drug User Fee Act, or PDUFA, after submission of an NDA and payment, or waiver, of the required fee, the FDA’s goal is to review most standard NDAs within 10 months from the time that a sponsor’s application is accepted as filed by FDA, which can occur within a 60-day window following the initial submission of the application. At the end of the 10 months, the FDA’s goal is to issue a “complete response,” or approve the NDA. While FDA’s goal is to issue a complete response within 10 months, the process may take longer than 10 months, particularly if multiple review cycles are required.

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

Patent Term Extension. While the term of a U.S. patent is generally 20 years from the earliest priority date of a patent application (excluding a provisional patent application), a U.S. patent that covers subject matter requiring regulatory approval to market is eligible for an extension of that patent term. The Hatch-Waxman Act provides for the restoration of a portion of the patent term lost during product development and FDA review of an application. Patent Term Extension, or PTE, extends the term of an issued patent for generally 1) the length of the FDA approval process, i.e., the complete period of NDA review, and 2) half of the time spent in clinical trials, i.e., the investigational new drug (IND) period. However, the maximum period of restoration cannot exceed five years, or restore the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product.

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

We have obtained four U.S. patents (U.S. Patent Nos. 7,678,824; 8,080,578; 8,093,286; 8,946,284). We believe that, if approved by the FDA, any one of the U.S. patents may be eligible for PTE, which could provide approximately 5 years of additional patent life based on our current clinical trial plans.

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

FDA Premarket Review of Medical Devices

Unless an exemption applies, each medical device that a company wishes to market in the United States requires either approval of a premarket approval application, or PMA, or clearance of a premarket notification, commonly known as a “510(k)” from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which may require the manufacturer to submit to the FDA a 510(k) requesting permission to commercially distribute the device. Clearance of a 510(k) usually requires between three months and one year from the time of submission of the 510(k), although the process may take longer. The FDA’s 510(k) clearance procedure is less rigorous than the PMA approval procedure, but is available only to companies who can establish that their device is substantially equivalent to a legally-marketed “predicate” device that was (i) on the market prior to the enactment of the Medical Device Amendments of 1976, (ii) reclassified from Class III to Class II, or (iii) has been cleared through the 510(k) procedure. 510(k)s must typically be supported by performance data, including preclinical data, bench testing, and in some cases, clinical data. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, or for which there is no predicate, are placed in class III, and require a PMA.

PMA Pathway. Generally, a PMA must be supported by extensive data and valid scientific evidence, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information and will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with FDA’s Quality System Regulations, or QSR. By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years, and it may take significantly longer. The PMA application process can be expensive, and there is a substantial “user fee” that must be paid to FDA in connection with the submission of a PMA application. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. In addition, if FDA discovers that an applicant has submitted false or misleading information, FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy, or AIP. If the FDA approves the PMA, it may place restrictions on the device.  After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval. PMA supplements often must be approved by FDA before the modification to the device, the labeling, or the manufacturing process may be implemented.  Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Continuing Regulation. After a device is placed on the market, numerous regulatory requirements apply to the manufacturer, or holder of a PMA approval. Unless subject to an exemption, medical devices distributed in the United States must be manufactured in compliance with the FDA’s Quality System Regulations, or QSRs, and current good manufacturing practices. These regulations govern the manufacturing process, including design, manufacture, testing, release, packaging, distribution, documentation and purchasing, as well as complaint handling, corrective and preventative actions and internal auditing. In complying with the QSRs, manufacturers must expend significant time, money and effort. Companies are also subject to other post-market and general requirements, including but not limited to product listing and establishment registration, post-market surveillance requirements, limitations on promotion, and requirements for recordkeeping and reporting of certain adverse events, malfunctions, corrections and removals.   As discussed above, FDA regularly inspects companies to assess compliance with the QSRs and other post-market requirements.  Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, and potential civil and criminal penalties.  With respect to the Gencaro Test, we intend to seek a new or amended collaborative arrangement with a diagnostic company in which we could license them certain rights to perform the diagnostic test for patients with AF. As part of such arrangement, we will seek to have the diagnostic company take responsibility for compliance with the FDA’s device approval and on-going regulatory requirements.

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

We believe that both patent protection and data exclusivity statutes will give Gencaro market exclusivity in the United States and in major international markets. If approved by the FDA or international regulatory agencies, Gencaro will qualify as a New Chemical Entity, or NCE, as it has never received regulatory approval in any jurisdiction. As an NCE, Gencaro will enjoy market exclusivity in the United States and most international markets under data exclusivity statutes. These laws provide for an exclusivity period beginning from regulatory approval, during which any generic competitor is barred from submitting an application that relies on the data that has been submitted in connection with the approval of the NCE. In the United States, the Hatch-Waxman Act provides for an initial period of up to five years from approval of the NCE, during which a generic application attempting to rely on the data submitted for the NCE cannot be filed with the FDA. This period can be effectively extended to seven and one-half years from FDA approval because a provision of the Hatch-Waxman Act provides for an automatic 30-month extension of the exclusivity period if we promptly pursue litigation against a company attempting to enter the market with a generic for a drug that is covered by a composition of matter or method of use patent.

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

In addition to protection under data exclusivity statutes, we believe that Gencaro’s patent portfolio will also provide market exclusivity. We have been granted patents in the United States and Europe that claim the use of Gencaro in patients predicted to have a favorable response to the drug based on genetic polymorphisms in the genes encoding the beta-1 and/or alpha-2C receptors. We believe that this patent strategy may deter generic competition because of the threat of patent litigation or may exclude generic competition from the market until the patents expire if we are successful in litigation. Consequently, if our patent strategy is successful, we believe we may avoid generic competition with Gencaro in the United States or certain countries in Europe until at least the expiration of these patents, which would be no earlier than 2026 in the United States and into 2025 in Europe. In addition, we believe that if Gencaro is approved, any one of our U.S. patents may be entitled to an extension of its term and the European patent may be entitled to an extension through a supplemental protection certificate in one or more countries in Europe. The length of any such extension may vary by country. We cannot predict whether any such extensions will be granted, but if they are, they may provide market exclusivity for Gencaro into approximately 2030 in the United States and Europe.  In addition, we were granted a patent on the S-isomer formulation of Gencaro, which we believe could be important in Gencaro’s future development.

We also have patent rights relating to rNAPc2, as well as other patent rights in additional pharmacogenetic drug candidates having possible indications in cardiovascular disease, oncology, and other therapeutic areas; these are in both early and later stages of development. We may seek collaborators to assist us in the development of these candidates or we may seek to raise funds to advance the development of the compounds on our own.

Employees

As of December 31, 2014, we had 16 full-time employees.  None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

On January 27, 2009, we completed a business combination, or the Merger, with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008 in which a wholly-owned subsidiary of Nuvelo, Inc. merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo, Inc. Immediately following the Merger, we changed our name from Nuvelo, Inc. to ARCA biopharma, Inc. Nuvelo was originally incorporated as Hyseq, Inc. in Illinois in 1992 and reincorporated in Nevada in 1993. On January 31, 2003, Nuvelo merged with Variagenics, Inc., a publicly traded Delaware corporation based in Massachusetts, and, in connection with the merger, changed its name to Nuvelo, Inc. On March 25, 2004, Nuvelo was reincorporated from Nevada to Delaware. On December 28, 2009, we merged ARCA Colorado with and into us via a short form merger pursuant to which we were the surviving corporation.  On January 27, 2009, in connection with the Merger with ARCA Colorado described above, Nuvelo changed its name to ARCA biopharma, Inc. Our principal offices are located in Westminster, Colorado.

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

Risks Related to Our Business and Financial Condition

Our management and our independent registered public accountant, in their report on our financial statements as of and for the year ended December 31, 2014, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2014 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  We believe our cash and cash equivalents balance as of December 31, 2014 will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We will be required to raise additional funds prior to completion of the Phase 2B portion of GENETIC-AF.

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

The GENETIC-AF clinical trial requires that we identify and enroll a large number of patients with the condition under investigation and the trial will enroll only those patients having a specific genotype, and certain patients who have or are willing to have a Medtronic device implanted for monitoring and recording AF burden data. Because of the rigorous enrollment criteria, we may not be able to enroll a sufficient number of patients to complete our clinical trial in a timely manner. To date, we have enrolled fewer patients in the trial than we had originally projected to enroll at this point.

Patient enrollment is affected by factors including:

•	design of the protocol or amendments made to the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies, including the off-label use of therapies approved for related indications;

•	efforts to facilitate timely enrollment in clinical trials;

•	the success of our personnel in making the arrangements with potential clinical trial sites necessary for those sites to begin enrolling patients;

•	patient referral practices of physicians;

•	availability of clinical trial sites;

•	use of clinical trial sites outside the United States and regulatory compliance within other countries;

•	other clinical trials seeking to enroll subjects with similar profiles;

•	the number of patients having the specific genotype needed for our trial; and

•	the number of patients having, or willing to have, a Medtronic device implanted for monitoring and recording AF burden data.

If we continue to have difficulty enrolling a sufficient number of patients in our GENETIC-AF trial, we may need to delay or terminate our GENETIC-AF trial, which would have a negative impact on our business. Our projected clinical trial timeline assumes that we significantly increase the rate of patient enrollment from the current rate.  If our projections are inaccurate, the trial will take significantly longer than we project.  For instance, in the second quarter of 2014, and in the first quarter of 2015, we have made material modifications to certain entry criteria and policies for the GENETIC-AF trial that we believe may increase the rate of patient screening and enrollment.  We do not yet know how these protocol changes will impact the enrollment rate or if our new enrollment projections will prove to be accurate. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

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

We believe our cash and cash equivalents balance as of December 31, 2014 will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	progress of GENETIC-AF, including enrollment and any data that may become available;

•	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for Gencaro;

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;

•	general economic and industry conditions affecting the availability and cost of capital;

•	our ability to control costs associated with our operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial dilution to our stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. We also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to us, or not be available on acceptable terms, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business which may, among other alternatives, cause us to further delay, substantially reduce or discontinue operational activities to conserve our cash resources.

If we are not able to successfully develop, obtain FDA approval for and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are screening and enrolling patients in our Phase 2B clinical study of Gencaro in 200 HFREF patients with AF, and the trial could expand to a Phase 3 clinical study of approximately 420 HFREF additional patients with AF.  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014.   We implemented amendments to the trial protocol in March 2015 which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, which may cause GENETIC-AF to enroll more slowly and take longer than we currently project.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will analyze certain trial data from the Phase 2B portion and recommend whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB interim analysis will focus on data regarding the trial’s primary end point, AF/AFL event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and have limited staff with the requisite experience to do so. We therefore rely on contract research organizations, or CROs, to conduct certain aspects of our clinical trial. During the third quarter of 2014 we reduced the scope of our primary CRO’s work and we have assumed those responsibilities for our GENETIC-AF clinical trial. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience as employees of ARCA.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying on third parties to conduct certain aspects of our clinical trial. We have contracted with Duke University, as our CRO to conduct  components of our GENETIC-AF trial. As a result of this contract, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing GENETIC-AF, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro, if it occurs, is expected to require years of additional clinical development, including the completion of genetic trials. There can be no assurance that our GENETIC-AF trial will fully enroll or be completed, or that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

If we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market we are required to meet certain listing requirements, including, among others, (i) a minimum closing bid price of $1.00 per share, (ii) a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and (iii) either: (x)  stockholders’ equity of at least $2.5 million; or (y)  a total market value of listed securities of at least $35 million.

During 2012 our stock price fell below the Nasdaq Capital Market’s minimum bid price requirements and we became subject to delisting from the exchange. On March 4, 2013 we executed a 1 for 6 reverse split of our common stock and have subsequently regained compliance with the minimum bid price requirements. On February 18, 2015, we received notification from NASDAQ of potential delisting of our shares from the NASDAQ Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  NASDAQ rules provided us a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  If our stock does not trade above these levels, we may seek to execute a reverse split of our common stock in 2015 in order to regain compliance.  The delisting of our common stock from a national exchange could impair the liquidity and market price of the common stock.  It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of the common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

In future periods, if we do not meet the minimum stockholders’ equity, minimum closing bid price requirements, or any other listing requirements, we would be subject to delisting from the Nasdaq Capital Market.

As of March 17, 2015, the closing price of our common stock was $0.77 per share, and the total market value of our listed securities was approximately $16.3 million. As of December 31, 2014, we had stockholders’ equity of $14.7 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic, Inc., or Medtronic, for the support of our GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach of the collaboration by us, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or proceed, or if Medtronic’s obligations under the collaboration agreement are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

Under our current arrangement with Medtronic, as amended, we have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner, or at all. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

Our GENETIC-AF clinical trial requires the use of a third-party diagnostic services provider to administer the genetic test needed to identify the patient receptor genotypes of clinical trial participants, and as a result, we will be unable to directly control the timing, conduct and expense of the genetic test.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype.  The trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial requires the use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with LabCorp to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test being used in our GENETIC-AF clinical trial.

The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization. Changes to regulatory advice could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the companion diagnostic would occur through the FDA’s Center for Devices and Radiological Health. In 2014, the FDA issued guidance on in vitro companion diagnostic devices.   It is difficult to predict how FDA will implement the guidance. For example, the guidance allows for flexibility by the FDA in the case of therapeutic products to treat serious conditions for which no alternative treatment exists and the benefits of using the companion diagnostic outweigh the risk, but it is unclear how this discretion will be applied by the agency. The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

Given our limited experience in developing diagnostics, we expect to rely primarily on third parties for the design and manufacture of the companion diagnostics for our product candidates. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates that require such diagnostics, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any products that receive marketing approval. As a result, our business could be materially harmed.

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

Unless we are able to raise substantial additional funding for the development of Gencaro through other means, we will need to complete a strategic transaction to continue the development of Gencaro through the clinical development and commercialization phases, and to continue our other operations.  The strategic transactions that we may consider include a potential combination or partnership. Our board of directors and management team have and will continue to devote substantial time and resources to obtaining additional capital or the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees do not have experience in the strategic transaction process, and our previous efforts to enter into a strategic transaction have not been successful. As a result of these and other factors, there is substantial risk that we may not be able to complete a strategic transaction on favorable terms, or at all. The failure to complete such a strategic transaction may materially and adversely affect our business.

We may be limited in our ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of February 27, 2015 we had approximately 21.2 million shares of common stock outstanding, 20% of which is approximately 4.2 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.  SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA for such drug. We have not received an NDA approval from the FDA for Gencaro or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support a NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated a clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in approximately 200 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to an estimated additional 420 patients. We believe the Phase 2B enrollment of 200 patients could be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidates for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an IRB to conduct a clinical trial at a prospective study site;

•

delays in recruiting patients to participate in a clinical trial, which may be due to the size of the patient population, eligibility criteria, protocol design, perceived risks and benefits of the drug, availability of other approved and standard of care therapies or, availability of clinical trial sites;

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

We could also become subject to false claims litigation under federal statutes, which can lead to civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring a suit on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against pharmaceutical companies have increased significantly in volume and breadth in recent years. Some of these suits have been brought on the basis of certain sales practices promoting drug products for unapproved uses. This new growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid, Veterans Affairs and other federal and state healthcare programs as a result of an investigation arising out of such action. We may become subject to such litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations. We could also become subject to false claims litigation and consumer protection claims under state statutes, which also could lead to civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in state health care programs. Of note, over the past few years there has been an increased focus on the sales and marketing practices of the pharmaceutical industry at both the federal and state level. Additionally, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be adopted that could prevent or delay regulatory approval of our product candidates or limit our ability to commercialize our products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere.

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

Reliance on third parties to commercialize Gencaro could negatively impact our business. If we are required to establish a direct sales force in the United States and are unable to do so, our business may be harmed.

Commercialization of Gencaro, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic partnership alternative for the commercialization of Gencaro, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties.  If we are unable to complete a strategic transaction, we would be unable to commercialize Gencaro or any other product candidate without substantial additional capital. Even if such capital were secured, we would be required to build internal sales, marketing and distribution capabilities to market Gencaro in the United States. None of our current employees have experience in establishing and managing a sales force.

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

Transitioning from a clinical development stage company will require successful completion of a number of steps, many of which are outside of our control and, consequently, we can provide no assurance of our successful and timely transition from a clinical development stage company.

We are a clinical development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the clinical development stage and successfully commercialize or provide for the commercialization of Gencaro and our other product candidates which in turn, will depend, among other things, on our ability to:

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

Any one of these factors or other factors discussed in this report could affect our ability to successfully commercialize Gencaro and other product candidates, which could impact our ability to earn sufficient revenues to transition from a clinical development stage company and continue our business.

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

Many patients will not be capable of paying for our potential products themselves and will rely on third-party payors to pay for their medical needs. A primary current trend in the U.S. health care industry is toward cost containment. Large private payors, managed-

care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2015, we expect our research and development activities will be dedicated to Gencaro. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

We have licensed from CPEC, who has licensed rights in Gencaro from Bristol Meyers Squibb (BMS), the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and we fail to cure any such breach within the terms of the license. If our license agreement with CPEC is terminated for reasons related to non-payment of fees, or for any other breach, then we would have no further rights to develop and commercialize Gencaro for any indication. The termination of this license, or of any other agreement which enables us to market a key product or product candidate, could significantly and adversely affect our business.

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

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot be certain that our patents and licenses will successfully preclude others from using our technology. Consequently, we cannot be certain that any of our patents will provide significant market protection or will not be circumvented or challenged and found to be unenforceable or invalid. In some cases, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold any claims in any issued patent to be valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Regardless of merit, the listing of patents in the FDA Orange Book for Gencaro may be challenged as being improperly listed. We may have to defend against such claims and possible associated antitrust issues. We could also incur substantial costs in seeking to enforce our proprietary rights against infringement.

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

Extensive litigation regarding patents and other intellectual property rights has been common in the biopharmaceutical industry. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to defend disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, U.S. Patent and Trademark Office interference proceedings, and related legal and administrative proceedings (e.g., a reexamination) in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue, and their outcome is uncertain.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2014, approximately 21.2 million shares of common stock were outstanding.  All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2014 approximately 9.4 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2014, there were approximately 1.5 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2015 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the Nasdaq Capital Market in 2014 and 2013 (adjusted for the one-for-six reverse stock split effective March 4, 2013):

Year ended December 31, 2014	High	Low
First quarter	$2.54	$1.19
Second quarter	$2.00	$1.34
Third quarter	$1.65	$1.17
Fourth quarter	$1.44	$0.70

Year ended December 31, 2013	High	Low
First quarter	$5.94	$2.15
Second quarter	$3.58	$1.13
Third quarter	$1.62	$1.29
Fourth quarter	$2.15	$1.22

Stockholders

As of March 17, 2015, we had approximately 91 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Capital Market for our common stock was $0.77 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2014, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that we are evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and left ventricular systolic dysfunction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We are testing this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. We are pursuing this indication for Gencaro because data from the previously conducted Phase 3 HF trial of Gencaro in 2,708 heart failure, or HF, patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots potentially resulting in stroke.

GENETIC-AF is a Phase 2B/3 multi-center, randomized, double-blind clinical trial comparing the safety and efficacy of Gencaro to an active comparator, the beta-blocker Toprol XL (metoprolol succinate), in HFREF patients with a current or recent history of paroxysmal (AF episodes lasting 7 days or less) or persistent AF who have a beta-1 389 arginine homozygous genotype, the genotype we believe responds most favorably to Gencaro.   The primary endpoint of GENETIC-AF, time to recurrent symptomatic AF/atrial flutter, or AFL, or all-cause mortality, will be measured over a twenty-four week period after a patient has established a normal heart rhythm.

We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF, whereas we believe the therapeutic benefit of Toprol XL does not appear to be enhanced in patients with this genotype. A retrospective analysis of data from the BEST trial shows that the entire cohort of patients in the BEST trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In the BEST DNA substudy, patients with the beta-1 389 arginine homozygous genotype experienced a 74% (p = 0.0003) reduction in risk of AF when receiving Gencaro, based on the same analysis. The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the U.S. general population.

We have created an adaptive design for GENETIC-AF. We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study who have recently experienced at least one episode of paroxysmal or persistent AF and who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/AFL or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. At least 150 patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board, or DSMB, will analyze certain data from the Phase 2B portion of the trial and recommend based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The DSMB interim analysis will focus on available data regarding the primary end point, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, including input from the trial’s Steering Committee, the Company will make the final determination on the trial’s development steps.  The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.  In consultation with the GENETIC-AF Steering Committee, we implemented amendments to the trial protocol in March 2015 which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We have undertaken these protocol amendments because patient enrollment in the trial has not met our original projections.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF in the past 120 days are now eligible for inclusion in the trial, as are patients with AF episodes lasting 7 days or less, or paroxysmal AF.  Previously, these patients were not eligible to be enrolled in the trial. We believe this expanded target population has the potential to improve trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  The amendments to the protocol do not fundamentally alter or impact the original endpoints of the clinical trial.    Based on the projected impact of the expanded patient population and the current enrollment rate, we now project that the enrollment of 200 patients for the Phase 2B portion of the trial may be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017. We do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate. We met with the FDA, prior to implementation, to confirm the acceptability of the amendments to the protocol and received no objections.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which, if we are granted patent term extension, may provide market exclusivity for these uses of Gencaro into approximately 2030 in the United States and Europe.

To support the continued development of Gencaro, we completed public equity offerings during 2013 that raised approximately $19.3 million in net proceeds.  In February 2014, we completed a public equity offering of approximately $7.9 million in net proceeds as additional funds for the Phase 2B portion of the trial and to support our ongoing operations.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, we will need to raise a significant amount of additional capital to finance the completion of GENETIC-AF and our ongoing operations.  We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we anticipate that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We will be required to raise additional funds prior to completion of the Phase 2B portion of GENETIC-AF.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical, regulatory, and manufacturing process development activities and costs. Our research and development expenses totaled $5.6 million for the year ended December 31, 2014 as compared to $2.9 million for 2013. The $2.7 million increase in research and development expenses in 2014 as compared to 2013 was primarily due to a $2.1 million increase in costs related to our GENETIC-AF clinical trial, including CRO costs, clinical site initiation and monitoring activities, which began patient screening and enrollment during 2014; and a $0.6 million increase in personnel costs.  During 2013, we had minimal clinical development activities and costs as our GENETIC-AF clinical trial was being initiated.  During the third quarter of 2014, we reduced the scope of work of our primary contract research organization, or CRO, hired additional clinical personnel, and assumed greater managerial responsibility for certain aspects of the GENETIC-AF clinical trial.   These changes will reduce the anticipated amounts paid to our primary CRO, but will increase our personnel and other costs as we perform those project responsibilities.  We do not expect this reorganization of responsibilities to materially change the overall projected cost of the clinical trial.

We expect R&D expense in 2015 to be higher than 2014 as we activate new clinical sites and enroll additional patients in our GENETIC-AF clinical trial and incur incremental costs associated with transitioning to the protocol amended in the first quarter of 2015.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.1 million for the year ended December 31, 2014, compared to $4.0 million for 2013, an increase of approximately $56,000. The increase in expenses during 2014 is comprised of increased non-cash, stock-based compensation expense of $283,000, related to restricted stock units granted during the third quarter of 2013 and the first quarter of 2014 and increased personnel, travel costs, board advisory fees, occupancy and insurance costs, which are primarily attributable to personnel returned from furlough, salary changes for executives and other administrative employees, and incremental corporate activities undertaken to support our clinical trial.  During the first half of 2013, employees were working at reduced levels, reduced salaries or were furloughed.  In the latter part of 2013 we returned personnel to work to support initiating our GENETIC-AF clinical trial.

The cost increases noted above were partially offset by decreases in consulting and legal fees. During the first half of 2013, we incurred additional costs for our special proxy solicitation and shareholder meeting as part of our financing completed in June 2013.  These activities and related costs were not recurring in 2014.

G&A expenses in 2015 are expected to be higher than in 2014 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $7,000 for the year ended December 31, 2014 as compared to $5,000 for 2013, resulting in an increase of $2,000.  This is due to the increase in cash balances resulting from our February 2014 sale of equity securities.  Interest income was nominal in both years due to low investment yields. We expect interest income to continue to be nominal in 2015.

Interest and Other Expense

Interest and other expense was $3,000 for the year ended December 31, 2014, as compared to $4,000 for 2013. The amounts and related change between years are nominal to our overall operations. Based on our current capital structure, interest expense for 2015 is expected to be comparable to 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2014	2013
Cash and cash equivalents	$15,354	$16,756

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(9,406)	$(5,288)
Investing activities	(19)	(32)
Financing activities	8,023	19,156
Net (decrease) increase in cash and cash equivalents	$(1,402)	$13,836

Net cash used in operating activities for the year ended December 31, 2014 increased nearly $4.1 million compared with the 2013 period due to increased R&D and SG&A expenses discussed above.

Net cash provided by financing activities of approximately $8.0 million for the year ended December 31, 2014 is comprised of approximately $7.9 million of net proceeds from the sales of our preferred and common stock and $0.3 million of proceeds from the exercise of warrants for cash, less $179,000 in payments made on a vendor financing arrangement. Net cash provided by financing activities of approximately $19.2 million for the year ended December 31, 2013 is comprised of approximately $19.3 million of net proceeds from the sales of our preferred and common stock, less $174,000 in payments made on a vendor financing arrangement.

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

In addition to the cash compensation paid to the placement agent in conjunction with the transaction, and pursuant to the placement agency agreement, we issued warrants to the placement agent to purchase 153,486 shares of our common stock, which have not been registered under the Securities Act of 1933, as amended.  The warrants issued to the placement agent have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants expire on April 4, 2016, and were restricted from transfer for a period of 180 days from the date of commencement of sales in connection with the offering.

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

These financings positioned us to initiate our GENETIC-AF Phase 2B/3 clinical trial during 2014.  Our ability to execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	recruitment of sufficient clinical trial sites, enrollment of patients and enrollment at a rate consistent with our projected timeline;
•	effects of protocol amendments and their projected impact on enrollment;
•	our ability to control costs associated with the clinical trial and our operations;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015.  We have undertaken these protocol amendments because patient enrollment in the trial has not met our original projections.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF in the past 120 days are now eligible for inclusion in the trial, as are patients with paroxysmal AF.  Previously, these patients were not eligible to be enrolled in the trial.  Based on the projected impact of this expanded patient population and the current enrollment rate, we now anticipate that the enrollment of 200 patients for the Phase 2B portion of the trial may be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017.  We do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.

The sale of additional equity or convertible debt securities will be necessary for us to complete both Phase 2B and Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  We anticipate that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within Item 8 in this report, we believe the following critical accounting policy affected our most significant judgments, assumptions, and estimates used in the preparation of our financial statements and, therefore, is important in understanding our financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ARCA biopharma, Inc.:

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARCA biopharma, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon raising additional funds from strategic transactions, sales of equity, and/or issuance of debt. The Company’s ability to consummate such transactions is uncertain. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Denver, Colorado

March 19, 2015

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2014	2013
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,354	$16,756
Other current assets	134	169
Total current assets	15,488	16,925
Property and equipment, net	36	29
Other assets	608	130
Total assets	$16,132	$17,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$795	$597
Accrued compensation and employee benefits	329	459
Accrued expenses and other liabilities	264	446
Total current liabilities	1,388	1,502
Deferred rent, net of current portion	3	1
Total liabilities	1,391	1,503
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding. Series A convertible preferred stock, $0.001 par value; 135,000 shares designated from authorized preferred stock; no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2014 and 2013; 21,150,486 and 15,685,562 shares issued and outstanding at December 31, 2014 and 2013, respectively	21	16
Additional paid-in capital	99,342	90,498
Accumulated deficit	(84,622)	(74,933)
Total stockholders’ equity	14,741	15,581
Total liabilities and stockholders’ equity	$16,132	$17,084

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$5,625	$2,928
General and administrative	4,068	4,012
Total costs and expenses	9,693	6,940
Loss from operations	(9,693)	(6,940)

Interest and other income	7	5
Interest expense	(3)	(4)
Net loss and comprehensive loss	$(9,689)	$(6,939)

Less: Deemed preferred stock dividend	—	(2,026)
Net loss available to common stockholders	$(9,689)	$(8,965)

Net loss available to common stockholders per share:
Basic and diluted	$(0.47)	$(1.04)
Weighted average shares outstanding:
Basic and diluted	20,501,224	8,629,479

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Series A Convertible				Additional
	Preferred Stock		Common stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)
Balance, December 31, 2012	—	$—	2,660,315	$3	$70,898	$(67,994)	$2,907
Issuance of common stock for cash, net of offering costs	—	—	521,066	—	1,421	—	1,421
Adjustment for fractional shares	—	—	(64)	—	—	—	—
Issuance of common stock upon exercise of warrants for cash	—	—	4,245	—	12	—	12
Issuance of Series A convertible preferred stock, net of offering costs	125,000	—	—	—	17,917	—	17,917
Deemed preferred stock dividend for beneficial conversion feature	—	—	—	—	2,026	—	2,026
Impact of deemed preferred stock dividend for beneficial conversion feature on common stockholders	—	—	—	—	(2,026)	—	(2,026)
Conversion of preferred stock to common stock	(125,000)	—	12,500,000	13	(33)	—	(20)
Share-based compensation	—	—	—	—	283	—	283
Net loss	—	—	—	—	—	(6,939)	(6,939)
Balance, December 31, 2013	—	—	15,685,562	16	90,498	(74,933)	15,581
Issuance of common stock for cash, net of offering costs	—	—	5,116,228	5	7,861	—	7,866
Issuance of common stock upon exercise of warrants for cash	—	—	209,025	—	338	—	338
Issuance of common stock upon vesting of Restricted Stock Awards	—	—	139,671	—	(2)	—	(2)
Share-based compensation	—	—	—	—	647	—	647
Net loss	—	—	—	—	—	(9,689)	(9,689)
Balance, December 31, 2014	—	$—	21,150,486	$21	$99,342	$(84,622)	$14,741

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,689)	$(6,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	26
Amortization of deferred charges	67	—
Share-based compensation	647	283
Change in operating assets and liabilities:
Other current assets	214	130
Other assets	(545)	14
Accounts payable	198	532
Accrued compensation and employee benefits	(130)	356
Accrued expenses and other liabilities	(182)	325
Other	2	(15)
Net cash used in operating activities	(9,406)	(5,288)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(32)
Net cash used in investing activities	(19)	(32)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	20,000
Preferred stock offering costs	—	(2,083)
Proceeds from the issuance of common stock	9,038	1,741
Common stock offering costs	(836)	(328)
Repayment of principal on vendor finance agreement	(179)	(174)
Net cash provided by financing activities	8,023	19,156
Net (decrease) increase in cash and cash equivalents	(1,402)	13,836
Cash and cash equivalents, beginning of period	16,756	2,920
Cash and cash equivalents, end of period	$15,354	$16,756
Supplemental cash flow information:
Interest paid	$3	$3

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Westminster, Colorado. On January 27, 2009, the Company completed a business combination, or the Merger, with ARCA Colorado in accordance with the terms of that Agreement and Plan of Merger and Reorganization, dated September 24, 2008, and amended on October 28, 2008, in which a wholly-owned subsidiary of Nuvelo, Inc. (Nuvelo) merged with and into ARCA Colorado, with ARCA Colorado continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Nuvelo. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc. The business combination was treated as a reverse merger for accounting purposes, and ARCA Colorado was the accounting acquirer, and the entity formerly known as Nuvelo, Inc. was the acquired company.

The Company is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that ARCA is evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure and left ventricular dysfunction, or HFREF. The Company has identified common genetic variations in receptors in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to the drug.

The Company is testing this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on prior clinical data from the previously conducted Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF. GENETIC-AF is a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients with a current or recent history of paroxysmal (AF episodes lasting 7 days or less) or persistent AF and having a beta-1 389 arginine homozygous genotype, the genotype the Company believes responds most favorably to Gencaro. The primary endpoint of GENETIC-AF is time to recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality.

ARCA has created an adaptive design for GENETIC-AF.  The Company is seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients. The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the trial’s primary end-point.  The DSMB interim analysis will focus on available data regarding the  primary endpoint, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s  Steering Committee and the DSMB, will make the final determination on the trial’s development steps. The Company believes the Phase 2B enrollment of 200 patients could be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017.

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

During 2013, the Company raised approximately $19.3 million, net of offering costs, through sales of its convertible preferred stock and common stock and warrants.  In February 2014, the Company completed a public equity offering raising approximately $7.9 million in net proceeds to provide additional funds for the Phase 2B/3 GENETIC-AF trial and the Company’s ongoing

operations.    The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company anticipates that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through the end of 2015. However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to need to raise additional capital to finance the completion of GENETIC-AF and the Company’s ongoing operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	progress of GENETIC-AF, including enrollment and any data that may become available;
•	the costs and timing for the planned GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;
•	the market price of the Company’s stock and the availability and cost of additional equity capital;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

The significant uncertainties surrounding the clinical development timelines and costs and the need to raise a significant amount of capital raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

On February 18, 2015, we received notification from NASDAQ of potential delisting of our shares from the NASDAQ Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  NASDAQ rules provided us a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.

Reverse Stock Split

On March 4, 2013, the Company completed a 1-for-6 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  Our management performed an evaluation of our activities through the date of filing of this Annual Report on Form 10-K, and concluded that there are no subsequent events, except for the notice from NASDAQ disclosed in Note 1 to these financial statements.

Recent Accounting Pronouncements

In June 2014, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes Topic 915 from the FASB Accounting Standards Codification and removes from GAAP the concept of a development stage entity along with the associated incremental financial reporting requirements for development stage entities.  The ASU is effective for fiscal years beginning after December 15, 2014, with early adoption being permitted for annual or interim periods for which financial statements have not been issued.  The Company adopted this guidance as of June 30, 2014 and as a result, removed references to being a development stage entity and inception-to-date results from these financial statements.

In August 2014, the FASB issued FASB Accounting Standards Update (“ASU No. 2014-15”), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 will be effective for fiscal years and interim periods ending after December 15, 2016, with early adoption being permitted for annual and interim periods for which financial statements have not been issued. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The significant uncertainties surrounding the clinical development timelines and costs and the need to raise a significant amount of capital raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  The Company does not expect a significant impact on the financial position, results of operations or disclosures upon adoption of this guidance.

Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates on various assumptions that are believed to be reasonable under the circumstances. The Company believes significant judgment was involved in estimating the clinical trial accruals, and in estimating other accrued liabilities, stock-based compensation, and income taxes. Management is continually evaluating and updating these estimates, and it is possible that these estimates will change in the future or that actual results may differ from these estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements. The Company maintains cash and cash equivalent balances in the form of bank demand deposits and money market fund accounts with financial institutions that management believes are creditworthy. Such balances may at times exceed the insured amount.

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

In accordance with certain research and development agreements, we are obligated to make certain upfront payments upon execution of the agreement. We record these upfront payments as prepaid research and development expenses, which are included in Other current assets or Other assets in the accompanying Balance Sheets. Such payments are recorded to research and development expense as services are performed. We evaluate on a quarterly basis whether events and circumstances have occurred that may indicate impairment of remaining prepaid research and development expenses.

Stock-Based Compensation

The Company’s stock-based compensation cost recognized  is based on the estimated grant date fair value. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

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

(2) Net Loss Per Share

The Company calculates basic earnings per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period, excluding common stock subject to vesting provisions. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include stock options, restricted stock units and warrants for common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows:

	Years Ended December 31,
	2014	2013
(In thousands, except shares and per share data)
Net loss	$(9,689)	$(6,939)
Less: Series A Preferred Stock deemed dividend	—	(2,026)
Net loss available to common shareholders	$(9,689)	$(8,965)
Weighted average shares of common stock outstanding	20,501,224	8,631,668
Less: Weighted-average shares of unvested common stock	—	(2,188)
Total weighted-average shares used in computing net loss per share attributed to common stockholders	20,501,224	8,629,480
Basic and diluted loss per share	$(0.47)	$(1.04)

Because we reported a net loss for the years ended December 31, 2014 and 2013, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  As of December 31, 2014, none of the outstanding warrants were in-the-money and no material outstanding stock options were in-the-money; therefore, they would have been excluded from our weighted-average diluted earnings per share calculation.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2014	2013
Potentially dilutive securities, excluded:
Outstanding stock options	1,068,515	843,442
Unvested restricted stock units	471,029	419,000
Warrants to purchase common stock	9,371,002	8,147,484
	10,910,546	9,409,926

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

The Company’s financial assets include $15.3 million at December 31, 2014 and $16.5 million at December 31, 2013, in money market funds, classified as cash equivalents, which are measured at fair value based on Level 1 inputs on a recurring basis. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  We have no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2014.  There were no transfers between any fair value hierarchy levels in 2014 or 2013.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash, and accounts payable, approximated fair value due to their short maturities. As of December 31, 2014 and 2013, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2014	December 31, 2013
Computer equipment	3 years	$97	$99
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	89	89
Computer software	3 years	82	176
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		418	514
Accumulated depreciation and amortization		(382)	(485)
Property and equipment, net		$36	$29

For the years ended December 31, 2014 and 2013, depreciation and amortization expense was $12,000 and $26,000 , respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado, or the Lab. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2014 and 2013 was $350,000 and $297,000 respectively.

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

Operating Lease

August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which has served as the Company’s primary business office since October 1, 2013. The lease has a three year term and expires on September 30, 2016.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2014 (in thousands):

2015	$80
2016	62
Total future minimum lease payments	$142

Rent expense under these leases for the years ended December 31, 2014 and 2013 was $78,000 and $63,000, respectively .

Duke University

In November 2013, the Company entered into a clinical research agreement with Duke University (Duke) to serve as the clinical research organization for the Company’s GENETIC-AF clinical study.  Under the agreement the Company is responsible to pay Duke for their work managing certain aspects of the clinical study.  Upon completion of the clinical study, the agreement will terminate.  The agreement can be terminated earlier by the Company for any reason with 90 days written notice to Duke.  In the event of an early termination, the Company and Duke would coordinate efforts for an orderly wind-down of the study, and the Company would be responsible to pay Duke for time and effort incurred through the date of termination and through the wind-down period.

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

Each share of Preferred Stock was convertible into 100 shares of the Company’s common stock at any time at the option of the holder.  Each share of Preferred Stock had a liquidation preference of $.001 per share. The shares of Preferred Stock had no preferential dividends or redemption rights, and no voting rights except as required by law. During 2013, all 125,000 of the shares of the Preferred Stock were converted into 12,500,000 shares of ARCA common stock.

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

Warrants

As of December 31, 2014, warrants to purchase 9,371,002 shares of common stock were outstanding at exercise prices ranging from $1.60 to $116.89, with a weighted average exercise price per share of $2.31. These warrants, which were granted as part of various financing and business agreements, expire at various times between April 2016 and January 2020. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2013 Equity Incentive Plan (the Equity Plan), was approved by stockholders on September 17, 2013.  The maximum number of shares issuable under this plan is 2,250,000 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2014, options and awards for 1,437,477 shares were outstanding under the Equity Plan, and 672,852 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2014, options to purchase 59,776 shares with a weighted average exercise price of $15.10 per share were outstanding under this plan. Other stock plans that were assumed by ARCA in the Merger still have options outstanding that will continue to vest according to the original terms of each grant, but no new options can be granted under these plans, as the plans have expired.  As of December 31, 2014, options to purchase 42,291 shares with a weighted average exercise price of $17.78 were outstanding under these plans.

The Company granted options and awards for 420,279 and 1,160,535 shares of common stock in the years ended December 31, 2014 and 2013, respectively. The fair values of the majority of employee stock options granted in the years ended December 31, 2014 and 2013 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2014	2013
Expected term	5.9 years	5.8 years
Expected volatility	94%	96%
Risk-free interest rate	1.53%	1.62%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$1.37	$1.05

A summary of ARCA’s stock option and stock award activities for the years ended December 31, 2014 and 2013, and related information as of December 31, 2014, is as follows:

	Years Ended December 31,
	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	843,442	$3.76	144,019	$18.28
Granted	228,579	1.81	741,535	1.38
Exercised	—	—	—	—
Forfeited and cancelled	(3,506)	140.67	(42,112)	11.62
Options outstanding, end of period	1,068,515	$2.89	843,442	$3.76
Options exercisable, end of period	494,291	$4.38	194,550	$11.14
Options vested and expected to vest	1,066,712	$2.89

The total intrinsic value of options exercised for the years ended December 31, 2014 and 2013 was $0 and $0, respectively. As of December 31, 2014, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $633,000 which is expected to be recognized over a weighted average period of 2.2 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.36	—	$1.33	29,933	9.75	$1.05	704	$1.08
1.38	—	1.38	727,869	8.47	1.38	329,189	1.38
1.40	—	1.95	212,495	9.11	1.89	70,410	1.84
1.96	—	22.98	82,300	4.44	13.68	78,070	13.55
22.99	—	33.42	15,918	3.74	32.87	15,918	32.87
			1,068,515	8.25	$2.89	494,291	$4.38

Restricted Stock Units

The Company began granting restricted stock units (RSUs) to employees during 2013 in conjunction with the adoption of its 2013 Equity Incentive Plan.  The fair value of RSU awards is the closing price of the Company’s common stock on the date of grant and is recognized as compensation expense on a straight-line basis over the respective vesting period. The stock awards granted have a requisite service period of three or four years with annual vesting on the grant anniversary date.

A summary of RSU activity for the years ended December 31, 2014 and 2013 is presented below:

	Years Ended December 31,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding, beginning of period	419,000	$1.39	—	$—
Granted	191,700	1.95	419,000	1.39
Vested and released	(139,671)	1.39	—	—
Forfeited and cancelled	—	—	—	—
Restricted stock units outstanding, end of period	471,029	$1.62	419,000	$1.39

As of December 31, 2014, the total unrecognized compensation cost related to unvested stock awards was approximately $629,000.  This cost will be recognized on a straight-line basis over the next 2.4 years and will be adjusted for estimated forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2014 and 2013, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	December 31,
	2014	2013
Research and development	$158	$77
General and administrative	$489	$206
Total	$647	$283

Stock-based compensation expense related to non-employees was negligible in 2014 and 2013. ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $108,000 and $70,000 for the years ended December 31, 2014 and 2013, respectively .

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. Since June 2005 through December 31, 2014, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $113.7 million, and approximately $991,000 of research and development credits that may be used to offset future taxable income. The net operating loss carryforwards will expire beginning 2025 through 2034. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by IRC Section 382. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $44.5 million at December 31, 2014, reflecting a decrease of approximately $0.4 million from December 31, 2013. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2014 the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34% for 2014 and 35% for 2013, as a result of the following (in thousands):

	Year ended December 31,
	2014	2013
U.S. federal income tax benefit at statutory rates	$(3,294)	$(2,429)
State income tax benefit, net of federal benefit	(296)	(209)
Research and experimentation credits	(171)	(133)
Change in tax rate	1,041	—
Deferred tax asset adjustment	2,907	—
Other	178	184
Change in valuation allowance	(365)	2,587
	$—	$—

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

	Year ended December 31,
	2014	2013
Deferred tax assets:
Current deferred tax assets:
Vacation accrual	$25	$27
Total current deferred tax assets	25	27
Valuation allowance	(25)	(27)
Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Net operating loss carryforwards	$42,135	$39,799
Charitable contribution carryforwards	410	371
Research and experimentation credits	991	820
Capitalized intangibles	741	3,351
Stock based compensation	158	454
Depreciation and amortization	2	5
Other	—	—
Total noncurrent deferred tax assets	44,437	44,800
Valuation allowance	(44,437)	(44,800)
Net noncurrent deferred tax assets	$—	$—

Deferred tax liabilities:
Current deferred tax liabilities	$—	$—
Noncurrent deferred tax liabilities	—	—
Net deferred tax liabilities	$—	$—
Net noncurrent deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2014 and 2013, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No material amounts of interest or penalties were recognized in the financial statements for the years ended December 31, 2014 and 2013.

.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2014 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The Company adopted the new framework in 2014.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial statements filed as part of this Report are listed under Part II, Item 8, page 43 of this Form 10-K.
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

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.	8-K*	9/25/2008	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.	8-K*	10/29/2008	2.5
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.3
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.4
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.5
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.6
4.6	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.	10-K	3/4/2010	4.19
4.7	Form of Common Stock Purchase Warrant.	8-K	4/18/2011	4.1
4.8	Form of Warrant to Purchase Common Stock.	8-K	12/22/2011	4.1
4.9	Form of Common Stock Purchase Warrant.	8-K	8/3/2012	4.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
4.10	Form of Warrants to Purchase Shares of Common Stock, dated October 22, 2012.	8-K	10/23/2012	4.1
4.11	Form of Warrants to Purchase Shares of Common Stock, dated December 20, 2012.	8-K	12/19/2012	4.1
4.12	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.13	Form of Common Stock Purchase Warrant.	8-K	2/1/2013	4.1
4.14	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.	S-1/A	5/15/2013	4.1
4.15	Form of Common Stock Purchase Warrant.	S-1/A	5/15/2013	4.3
4.16	Form of Common Stock Purchase Warrant.	8-K	2/4/2014	4.1
4.17	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.	8-K	2/4/2014	4.3
4.18	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.	10-Q	5/15/2009	10.10
10.4†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.1
10.5†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.2
10.6†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.3
10.7†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.4
10.8†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.5
10.9†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.6
10.10†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.7
10.11†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.8
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.9
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.	8-K	1/28/2009	10.10

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.14†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.19†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.20	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.21†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.23†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.24†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.25†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.26†	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.	10-K	3/4/2010	10.53
10.27	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.28	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.29§	License Agreement, dated April 15, 2011, by and between ARCA biopharma and the University of Cincinnati.	10-Q	5/16/2011	10.3
10.30§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.31	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.32	Form of Registration Rights Agreement.	8-K	12/22/2011	10.1
10.33	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.	10-Q	5/14/2012	10.1
10.34	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Patrick Wheeler.	10-Q	5/14/2012	10.2
10.35	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.	10-Q	5/14/2012	10.3
10.36	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.37	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.38	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.39	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.40	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.41	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.42	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.43	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.44	Subscription Agreement.	8-K	2/1/2013	10.1
10.45	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.	8-K	4/22/2013	10.1
10.46	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.46(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.47	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.	10-Q	8/13/2013	10.2
10.48	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1
10.49†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.50†	Amendment Agreement by and between ARCA biopharma, Inc. and Patrick M. Wheeler, effective as of June 13, 2013.	10-Q	8/13/2013	10.7
10.51†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.52†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.53†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.54†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.55†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.56†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.57†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.58§	Clinical Research Agreement by and between ARCA biopharma, Inc. and Duke University, dated November 5, 2013.	10-K	3/20/2014	10.65
10.59§	Change Order No. 1 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 12, 2014.	10-Q	11/12/2014	10.1
10.60§	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014.	10-Q	8/13/2014	10.1
10.61§	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014.	10-Q	11/12/2014	10.2
10.62†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.63†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.1
10.64§	Canadian Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated February 4, 2015.				X
14.1	Code of Business Conduct and Ethics	10-Q	11/16/2009	14.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

*	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, File No. 000-22873.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/S/ BRIAN L. SELBY
Brian L. Selby Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

Date: March 19, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Bristow and Brian L. Selby, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of ARCA biopharma, Inc., in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 19, 2015
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	March 19, 2015
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 19, 2015
Linda Grais
/s/ Raymond Woosley	Director	March 19, 2015
Raymond Woosley
/s/ Robert Conway	Director	March 19, 2015
Robert Conway
/s/ Daniel Mitchell	Director	March 19, 2015
Daniel Mitchell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.	8-K*	9/25/2008	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.	8-K*	10/29/2008	2.5
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.3
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.4
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.5
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.6
4.6	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.	10-K	3/4/2010	4.19
4.7	Form of Common Stock Purchase Warrant.	8-K	4/18/2011	4.1
4.8	Form of Warrant to Purchase Common Stock.	8-K	12/22/2011	4.1
4.9	Form of Common Stock Purchase Warrant.	8-K	8/3/2012	4.1
4.10	Form of Warrants to Purchase Shares of Common Stock, dated October 22, 2012.	8-K	10/23/2012	4.1
4.11	Form of Warrants to Purchase Shares of Common Stock, dated December 20, 2012.	8-K	12/19/2012	4.1
4.12	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.13	Form of Common Stock Purchase Warrant.	8-K	2/1/2013	4.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
4.14	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.	S-1/A	5/15/2013	4.1
4.15	Form of Common Stock Purchase Warrant.	S-1/A	5/15/2013	4.3
4.16	Form of Common Stock Purchase Warrant.	8-K	2/4/2014	4.1
4.17	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.	8-K	2/4/2014	4.3
4.18	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.	10-Q	5/15/2009	10.10
10.4†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.1
10.5†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.2
10.6†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.3
10.7†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.4
10.8†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.5
10.9†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.6
10.10†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.7
10.11†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.8
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.9
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.	8-K	1/28/2009	10.10
10.14†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.19†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.20	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.21†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.23†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.24†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.25†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.26†	Employment Agreement, dated February 11, 2009, by and between ARCA biopharma, Inc. and Patrick Wheeler.	10-K	3/4/2010	10.53
10.27	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.28	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.29§	License Agreement, dated April 15, 2011, by and between ARCA biopharma and the University of Cincinnati.	10-Q	5/16/2011	10.3
10.30§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.31	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.32	Form of Registration Rights Agreement.	8-K	12/22/2011	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.33	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.	10-Q	5/14/2012	10.1
10.34	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Patrick Wheeler.	10-Q	5/14/2012	10.2
10.35	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.	10-Q	5/14/2012	10.3
10.36	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.37	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.38	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.39	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.40	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.41	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.42	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.43	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.44	Subscription Agreement.	8-K	2/1/2013	10.1
10.45	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.	8-K	4/22/2013	10.1
10.46	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.46(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.47	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.	10-Q	8/13/2013	10.2
10.48	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1
10.49†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.50†	Amendment Agreement by and between ARCA biopharma, Inc. and Patrick M. Wheeler, effective as of June 13, 2013.	10-Q	8/13/2013	10.7

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.51†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.52†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.53†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.54†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.55†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.56†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.57†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.58§	Clinical Research Agreement by and between ARCA biopharma, Inc. and Duke University, dated November 5, 2013.	10-K	3/20/2014	10.65
10.59§	Change Order No. 1 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 12, 2014.	10-Q	11/12/2014	10.1
10.60§	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014.	10-Q	8/13/2014	10.1
10.61§	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014.	10-Q	11/12/2014	10.2
10.62†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.63†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.1
10.64§	Canadian Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated February 4, 2015.				X
14.1	Code of Business Conduct and Ethics	10-Q	11/16/2009	14.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

*	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, File No. 000-22873.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.