Form 10-Q
period 2015-03-31
ARCA biopharma, Inc.
filed 2015-05-12
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 11, 2015: 21,198,411

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,184	$15,354
Other current assets	490	134
Total current assets	12,674	15,488
Property and equipment, net	34	36
Other assets	553	608
Total assets	$13,261	$16,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$795
Accrued compensation and employee benefits	123	329
Accrued expenses and other liabilities	359	264
Total current liabilities	1,133	1,388
Deferred rent, net of current portion	1	3
Total liabilities	1,134	1,391
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2015 and December 31, 2014; 21,198,411 and 21,150,486 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	99,472	99,342
Accumulated deficit	(87,366)	(84,622)
Total stockholders’ equity	12,127	14,741
Total liabilities and stockholders’ equity	$13,261	$16,132

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,707	$1,308
General and administrative	1,037	1,082
Total costs and expenses	2,744	2,390
Loss from operations	(2,744)	(2,390)

Interest and other income	1	2
Interest expense	(1)	(1)
Net loss and comprehensive loss	$(2,744)	$(2,389)

Net loss per share:
Basic and diluted	$(0.13)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	21,167,523	18,785,418

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Stockholders’ Equity (Deficit)
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2013	15,685,562	$16	90,498	(74,933)	$15,581
Issuance of common stock for cash, net of offering costs	5,116,228	5	7,861	—	7,866
Issuance of common stock upon exercise of warrants for cash	209,025	—	338	—	338
Issuance of common stock upon vesting of Restricted Stock Units	139,671	—	(2)	—	(2)
Share-based compensation	—	—	647	—	647
Net loss	—	—	—	(9,689)	(9,689)
Balance, December 31, 2014	21,150,486	21	99,342	(84,622)	14,741
Issuance of common stock upon vesting of Restricted Stock Units	47,925	—	—	—	—
Share-based compensation	—	—	130	—	130
Net loss	—	—	—	(2,744)	(2,744)
Balance, March 31, 2015	21,198,411	$21	$99,472	$(87,366)	$12,127

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,744)	$(2,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	3
Amortization of deferred charges	31	—
Share-based compensation	130	158
Change in operating assets and liabilities:
Other current assets	(139)	(251)
Other assets	—	(698)
Accounts payable	(144)	(45)
Accrued compensation and employee benefits	(206)	(348)
Accrued expenses and other liabilities	(43)	(117)
Other	(2)	—
Net cash used in operating activities	(3,113)	(3,687)
Cash flows from investing activities:
Purchase of property and equipment	(2)	—
Net cash used in investing activities	(2)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	9,018
Common stock offering costs	—	(834)
Repayment of principal on vendor finance agreement	(55)	(51)
Net cash (used in) provided by financing activities	(55)	8,133
Net (decrease) increase in cash and cash equivalents	(3,170)	4,446
Cash and cash equivalents, beginning of period	15,354	16,756
Cash and cash equivalents, end of period	$12,184	$21,202
Supplemental cash flow information:
Interest paid	$1	$1
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$138	$128

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

The Company is testing this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on clinical data from a prior Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF. GENETIC-AF is a multi-center, randomized, double-blind clinical trial designed to compare the safety and efficacy of Gencaro to an active comparator in HFREF patients with a current or recent history of paroxysmal (AF episodes lasting 7 days or less) or persistent AF and having a beta-1 389 arginine homozygous genotype, the genotype the Company believes responds most favorably to Gencaro. The primary endpoint of GENETIC-AF is time to recurrent symptomatic AF/atrial flutter (AFL) or all-cause mortality.

ARCA has created an adaptive design for GENETIC-AF and is seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the primary end-point of the trial.  The DSMB interim analysis will focus on available data regarding the primary endpoint, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s development steps. The Company believes the Phase 2B enrollment of 200 patients could be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017.

To complete both phases of the GENETIC-AF clinical trial and submit for FDA approval, the Company will need to raise additional capital. If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

On January 27, 2009, the Company completed a business combination, or the Merger, with Nuvelo, Inc. (Nuvelo). Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc.

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

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

●	progress of GENETIC-AF, including enrollment and any data that may become available;
●	the costs and timing for the GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;
●	the market price of the Company’s stock and the availability and cost of additional equity capital;
●	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
●	general economic and industry conditions affecting the availability and cost of capital;
●	the Company’s ability to control costs associated with its operations;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

On February 18, 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  Nasdaq rules provided us a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  In order to remain compliant with the Nasdaq listing standards, the Company expects to effect a reverse stock split of its common stock to increase the market price of the common stock above the Nasdaq minimum bid price listing standard. However, the effect of a reverse stock Split on the market price of the common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the Company’s common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing the Company’s market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of the Company’s common stock may vary based on other factors that are unrelated to the number of shares outstanding, including the Company’s future performance.

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full year ending December 31, 2015.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes Topic 915 from the FASB Accounting Standards Codification and removes from GAAP the concept of a development stage entity along with the associated incremental financial reporting requirements for development stage entities.  The ASU is effective for fiscal years beginning after December 15, 2014, with early adoption being permitted for annual or interim periods for which financial statements have not been issued.  The Company adopted this guidance as of June 30, 2014 and as a result, removed references to being a development stage entity and inception-to-date results from these financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for fiscal years beginning after December 31, 2015. The Company is currently assessing the future impact of this update to the financial statements.

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

Because we reported a net loss for the three months ended March 31, 2015 and 2014, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  As of March 31, 2015, none of the outstanding warrants were in-the-money and no material outstanding stock options were in-the-money, other than the options granted in the first quarter of 2015.  Such potentially dilutive shares of common stock consist of the following:

	Three Months Ended March 31,
	2015	2014
Potentially dilutive securities, excluded:
Outstanding stock options	1,190,112	1,043,494
Unvested restricted stock units	627,024	610,700
Warrants to purchase common stock	9,371,002	9,380,127
	11,188,138	11,034,321

(3) Fair Value Disclosures

As of March 31, 2015, the Company had $12.1 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the three month period ended March 31, 2015.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are classified into the following hierarchy:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
●

Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability

●	Level 3—Unobservable inputs for the asset or liability

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash, accounts payable, and short-term notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2015	December 31, 2014
Computer equipment	3 years	$97	$97
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	90	89
Computer software	3 years	83	82
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		420	418
Accumulated depreciation and amortization		(386)	(382)
Property and equipment, net		$34	$36

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense was $4,000 and $3,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado, or the Lab. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2015 and 2014 was $90,000 and $85,000 respectively.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies:

Employment Agreements

The Company maintains employment agreements with several key executive employees. The agreements may be terminated at any time by the Company with or without cause upon written notice to the employee, and entitle the employee to wages in lieu of notice for periods not exceeding one calendar year from the date of termination without cause or by the employee for good reason. Certain of these agreements also provide for payments to be made under certain conditions related to a change in control of the Company.

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which has served as the Company’s primary business office since October 1, 2013.  The lease has a three year term and expires on September 30, 2016.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2015 (in thousands):

Remainder of 2015	$61
2016	62
Total future minimum lease payments	$123

Rent expense for the three months ended March 31, 2015 and 2014 was $20,000 and $19,000, respectively.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from Bristol Myers Squib (BMS). CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.  If the FDA grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan.  The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The agreement states that the Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

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

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements. Warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of March 31, 2015, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2016	579,712	$9.74
2017	168,866	2.56
2018	6,742,068	1.68
2019	1,570,262	2.25
2020	310,094	2.28
	9,371,002	$2.31

(8) Share-based Compensation

For the three month periods ended March 31, 2015 and 2014, the Company recognized the following non-cash, share-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$42	$40
General and administrative	88	118
Total	$130	$158

Stock option transactions for the three month period ended March 31, 2015 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2014	1,068,515	$2.89	8.25
Granted	121,780	0.67
Exercised	—	—
Forfeited and cancelled	(183)	0.36
Options outstanding at March 31, 2015	1,190,112	$2.66	8.20
Options exercisable at March 31, 2015	576,567	$3.95	7.52
Options vested and expected to vest	1,188,716	$2.66	8.19

Stock award transactions for the three month period ended March 31, 2015 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2014	471,029	$1.62
Granted	203,920	0.67
Vested and released	(47,925)	1.95
Forfeited and cancelled	—	—
Restricted stock units outstanding at March 31, 2015	627,024	$1.29

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the potential for rNAPc2 to be developed for, or to effectively treat hemorrhagic fever viruses, including the Ebola virus, our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2014, the Company’s Registration Statement on Form S-1 (Registration No. 333-187508), and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

We are testing this hypothesis in a Phase 2B/3 clinical trial of Gencaro, known as GENETIC-AF. We are pursuing this indication for Gencaro because data from a prior Phase 3 HF trial of Gencaro in 2,708 heart failure, or HF, patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

In April 2015, the U.S. Food and Drug Administration, or FDA, designated as a Fast Track development program the investigation of Gencaro™ for the prevention of atrial fibrillation/atrial flutter in a genetically modified heart failure population (heart failure patients with reduced left ventricular ejection fraction).

Fast Track drug development designation was included in the FDA Modernization Act of 1997, or FDAMA, as a formal process to enhance interactions with the FDA during drug development. A drug development program with Fast Track designation is eligible for consideration for some or all of the following programs for expediting development and review: scheduled meetings to seek FDA input into development plans, priority review of the New Drug Application, or NDA, the option of submitting portions of an NDA for review prior to submission of the complete application and potential accelerated approval.

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

We have created an adaptive design for GENETIC-AF and are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study who have recently experienced at least one episode of paroxysmal or persistent AF and who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/AFL or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. At least 150 patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board, or DSMB, will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the primary end-point of the trial.  The DSMB interim analysis will focus on available data regarding the primary end point, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, including input from the trial’s Steering Committee, the Company will make the final determination on the trial’s development steps.  The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.  In consultation with the GENETIC-AF Steering Committee, we implemented amendments to the trial protocol in March 2015 which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We have undertaken these protocol amendments because patient enrollment in the trial has not met our original projections.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF in the past 120 days are now eligible for inclusion in the trial, as are patients with AF episodes lasting 7 days or less, or paroxysmal AF.  Previously, these patients were not eligible to be enrolled in the trial. We believe this expanded target population has the potential to improve trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  The amendments to the protocol do not fundamentally alter or impact the original endpoints of the clinical trial.  Based on the projected impact of the expanded patient population and the current enrollment rate, we now project that the enrollment of 200 patients for the Phase 2B portion of the trial may be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017. We do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.  We met with the FDA, prior to implementation, to confirm the acceptability of the amendments to the protocol and received no objections.

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

To support the continued development of Gencaro, in February 2014, we completed a public equity offering that raised approximately $7.9 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, we will need to raise a significant amount of additional capital to finance the completion of GENETIC-AF and our ongoing operations.  We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we anticipate that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We will be required to raise additional funds prior to completion of the Phase 2B portion of GENETIC-AF.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended March 31, 2015 was $1.7 million compared to $1.3 million for the corresponding period of 2014, an increase of approximately $0.4 million.  The increase in our R&D expense in the three month period ended March 31, 2015 is due, primarily, to the increased clinical expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $176,000 for the three months ended March 31, 2015. The cost increases in the three month period are primarily due to clinical trial cost activities, as well as increased personnel costs.  During the comparative three month period of 2014 we had minimal clinical development activities and costs as our GENETIC-AF clinical trial was just being initiated.  During the third quarter of 2014, we reduced the scope of work of our primary contract research organization, or CRO, hired additional clinical personnel, and assumed greater managerial responsibility for certain aspects of the GENETIC-AF clinical trial.   These changes will reduce the amounts paid to our primary CRO, but will increase our personnel and other costs as we have assumed those project responsibilities. We do not expect this reorganization of responsibilities to materially change the overall projected cost of the clinical trial.

Manufacturing process development costs increased $185,000 for the three month period ended March 31, 2015 compared to the corresponding period of 2014.  The increase is a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial and related product testing.

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

G&A expense was $1.0 million for the three months ended March 31, 2015 as compared to $1.1 million for the corresponding period in 2014, a decrease of $45,000.  The net decrease is comprised primarily of decreased non-cash, stock-based compensation expense and decreased legal services, partially offset by increased personnel, travel costs and board advisory fees.

G&A expenses in 2015 are expected to be higher than in 2014 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $1,000 and $2,000 in the three months ended March 31, 2015 and 2014, respectively. We expect interest income to continue to be nominal for 2015 due to low investment yields and utilization of our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $1,000 and $1,000 in the three months ended March 31, 2015 and 2014, respectively. Based on our current capital structure, interest expense for the remainder of 2015 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$12,184	$15,354

As of March 31, 2015, we had total cash and cash equivalents of approximately $12.2 million, as compared to $15.4 million as of December 31, 2014. The net decrease of $3.2 million in the three month period reflects approximately $3.1 million of cash used to fund operating activities and approximately $55,000 in payments on a vendor financing arrangement during the three months ended March 31, 2015.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(3,113)	$(3,687)
Investing activities	(2)	—
Financing activities	(55)	8,133
Net (decrease) increase in cash and cash equivalents	$(3,170)	$4,446

Net cash used in operating activities for the three months ended March 31, 2015 decreased approximately $0.6 million compared with the same period in 2014 primarily due to certain clinical trial initiation activities in 2014, with no corresponding amounts in the first quarter of 2015.

Net cash used in investing activities for the three months ended March 31, 2015 was $2,000 for the purchase of property and equipment.

Net cash used in financing activities was $55,000 for the three months ended March 31, 2015 representing payments on a vendor financing arrangement.  Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2014 representing approximately $7.9 million of net proceeds from our stock offering completed in February 2014, plus approximately $318,000 of net proceeds from common stock issued for warrant exercises, less approximately $51,000 in payments on a vendor financing arrangement.

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

These financings positioned us to initiate our GENETIC-AF Phase 2B/3 clinical trial during 2014.  Our ability to execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

●	recruitment of sufficient clinical trial sites, enrollment of patients and enrollment at a rate consistent with our projected timeline;
●	effects of protocol amendments and their projected impact on enrollment;
●	our ability to control costs associated with the clinical trial and our operations;
●	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
●	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
●	general economic and industry conditions affecting the availability and cost of capital;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the terms and conditions of our existing collaborative and licensing agreements.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Our audited financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2014 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  We believe our cash and cash equivalents balance as of March 31, 2015 will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We will be required to raise additional funds prior to completion of the Phase 2B portion of GENETIC-AF.

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

If we continue to have difficulty enrolling a sufficient number of patients in our GENETIC-AF trial, we may need to delay or terminate our GENETIC-AF trial, which would have a negative impact on our business. Our projected clinical trial timeline assumes that we significantly increase the rate of patient enrollment from the current rate.  If our projections are inaccurate, the trial will take significantly longer than we project.  For instance, in the second quarter of 2014, and in the first quarter of 2015, we made material modifications to certain entry criteria and policies for the GENETIC-AF trial that we believe may increase the rate of patient screening and enrollment.  We do not yet know how these protocol changes will impact the enrollment rate or if our new enrollment projections will prove to be accurate. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

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

We believe our cash and cash equivalents balance as of March 31, 2015 will be sufficient to fund our operations, at our projected cost structure, through the end of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

●	progress of GENETIC-AF, including enrollment and any data that may become available;
●	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for Gencaro;
●	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
●	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
●	general economic and industry conditions affecting the availability and cost of capital;
●	our ability to control costs associated with our operations;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the terms and conditions of our existing collaborative and licensing agreements.

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

Our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain regulatory approvals necessary to sell them.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will analyze certain trial data from the Phase 2B portion and recommend whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB interim analysis will focus on data regarding the primary end point of the trial, AF/AFL event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

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

During 2012 our stock price fell below the Nasdaq Capital Market’s minimum bid price requirements and we became subject to delisting from the exchange. On March 4, 2013 we executed a 1 for 6 reverse split of our common stock and have subsequently regained compliance with the minimum bid price requirements. On February 18, 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  Nasdaq rules provided us a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  If our stock does not trade above these levels, we may seek to execute a reverse split of our common stock in 2015 in order to regain compliance, which we are considering at our 2015 Annual Meeting.  However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of May 11, 2015, the closing price of our common stock was $0.8475 per share, and the total market value of our listed securities was approximately $18.0 million. As of March 31, 2015, we had stockholders’ equity of $12.1 million.

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

Collaborations involving our product candidates pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

●

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●

collaborators may elect to take over manufacturing rather than retain us as manufacturers and may encounter problems in starting up or gaining approval for their manufacturing facility and so be unable to continue development of product candidates;

●	we may be required to undertake the expenditure of substantial operational, financial and management resources in connection with any collaboration;
●	we may be required to issue equity securities to collaborators that would dilute our existing stockholders’ percentage ownership;
●	we may be required to assume substantial actual or contingent liabilities;
●	collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products; and
●	collaborators may experience financial difficulties.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of May 11, 2015 we had approximately 21.2 million shares of common stock outstanding, 20% of which is approximately 4.2 million shares. To the extent we seek to raise funds through a private offering of stock, convertible debt or similar instruments, we are limited in how much funding we could raise privately without requiring a stockholder vote.  SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our principal executive officer and principal financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud.  We continue to operate with a small staff for financial reporting. Though the process and design of our internal controls over financial reporting have not been altered, the small number of staff involved in financial reporting may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products and product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	substantial monetary awards to patients and others;
●	loss of revenues; and
●	the inability to commercialize our products and product candidates.

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

We have licensed from CPEC, who has licensed rights in Gencaro from Bristol Meyers Squibb, or BMS, the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and fail to cure any such breach within the terms of the license.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2015, approximately 21.2 million shares of common stock were outstanding.  All of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2015, approximately 9.4 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2015, there were approximately 1.8 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2015 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	Change Order No. 2 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated March 13, 2015.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

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
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: May 12, 2015

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	Change Order No. 2 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated March 13, 2015.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.