Form 10-Q
period 2015-09-30
ARCA biopharma, Inc.
filed 2015-11-12
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 10, 2015: 9,051,217

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,482	$15,354
Other current assets	205	134
Total current assets	41,687	15,488
Property and equipment, net	31	36
Other assets	679	608
Total assets	$42,397	$16,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$647	$795
Accrued compensation and employee benefits	114	329
Accrued expenses and other liabilities	543	264
Total current liabilities	1,304	1,388
Deferred rent, net of current portion	—	3
Total liabilities	1,304	1,391
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2015 and December 31, 2014; 9,049,789 and 3,021,498 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9	3
Additional paid-in capital	133,983	99,360
Accumulated deficit	(92,899)	(84,622)
Total stockholders’ equity	41,093	14,741
Total liabilities and stockholders’ equity	$42,397	$16,132

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,716	$1,335	$5,170	$4,043
General and administrative	1,101	950	3,110	3,038
Total costs and expenses	2,817	2,285	8,280	7,081
Loss from operations	(2,817)	(2,285)	(8,280)	(7,081)

Interest and other income	4	2	7	6
Interest expense	(1)	(1)	(4)	(3)
Net loss and comprehensive loss	$(2,814)	$(2,284)	$(8,277)	$(7,078)

Net loss per share:
Basic and diluted	$(0.31)	$(0.76)	$(1.54)	$(2.44)
Weighted average shares outstanding:
Basic and diluted	9,034,016	3,004,163	5,358,629	2,897,568

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2013	2,240,794	$2	$90,512	$(74,933)	$15,581
Issuance of common stock for cash, net of offering costs	730,890	1	7,865	—	7,866
Issuance of common stock upon exercise of warrants for cash	29,861	—	338	—	338
Issuance of common stock upon vesting of Restricted Stock Units	19,953	—	(2)	—	(2)
Share-based compensation	—	—	647	—	647
Net loss	—	—	—	(9,689)	(9,689)
Balance, December 31, 2014	3,021,498	3	99,360	(84,622)	14,741
Issuance of common stock for cash, net of offering costs	6,003,082	6	34,169	—	34,175
Issuance of common stock upon vesting of Restricted Stock Units	25,241	—	—	—	—
Adjustment for fractional shares	(32)	—	—	—	—
Share-based compensation	—	—	454	—	454
Net loss	—	—	—	(8,277)	(8,277)
Balance, September 30, 2015	9,049,789	$9	$133,983	$(92,899)	$41,093

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,277)	$(7,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	8
Amortization of deferred charges	133	34
Share-based compensation	454	491
Change in operating assets and liabilities:
Other current assets	147	132
Other assets	(229)	(452)
Accounts payable	(167)	(232)
Accrued compensation and employee benefits	(215)	(360)
Accrued expenses and other liabilities	229	(72)
Other	(3)	2
Net cash used in operating activities	(7,914)	(7,527)
Cash flows from investing activities:
Purchase of property and equipment	(9)	(5)
Net cash used in investing activities	(9)	(5)
Cash flows from financing activities:
Proceeds from the issuance of common stock	37,000	9,038
Common stock offering costs	(2,756)	(834)
Repayment of principal on vendor finance agreement	(193)	(179)
Net cash provided by financing activities	34,051	8,025
Net increase in cash and cash equivalents	26,128	493
Cash and cash equivalents, beginning of period	15,354	16,756
Cash and cash equivalents, end of period	$41,482	$17,249
Supplemental cash flow information:
Interest paid	$4	$3
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$69	$—

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

ARCA has created an adaptive design for GENETIC-AF and is seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study. The GENETIC-AF Data Safety Monitoring Board (DSMB) will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to the pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the primary endpoint of the trial.  The DSMB interim analysis will focus on available data regarding the primary endpoint, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3. The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s development steps. The Company believes the Phase 2B enrollment of 200 patients could be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017.

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

In June 2015 and February 2014, the Company raised approximately $34.2 million and $7.9 million in net proceeds, respectively, to provide additional funds for the Phase 2B/3 GENETIC-AF trial and the Company’s ongoing operations.  The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through at least the end of 2017.  However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to raise additional capital to finance the completion of GENETIC-AF and the Company’s future operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

Reverse Stock Split

On September 3, 2015, the Company completed a 1-for-7 reverse stock split of its common stock.  All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results expected for the full year ending December 31, 2015.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Because we reported a net loss for the three and nine months ended September 30, 2015 and 2014, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  As of September 30, 2015, no outstanding warrants were in-the-money and no outstanding stock options were in-the-money, other than the options granted in the first quarter of 2015.  See Notes 7 and 8 for further details.  Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2015	2014
Potentially dilutive securities, excluded:
Outstanding stock options	170,545	148,514
Unvested restricted stock units	71,780	68,702
Warrants to purchase common stock	3,739,948	1,338,715
	3,982,273	1,555,931

(3) Fair Value Disclosures

As of September 30, 2015, the Company had $41.4 million of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the nine month period ended September 30, 2015.

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

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2015	December 31, 2014
Computer equipment	3 years	$92	$97
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	90	89
Computer software	3 years	83	82
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		415	418
Accumulated depreciation and amortization		(384)	(382)
Property and equipment, net		$31	$36

For the nine months ended September 30, 2015 and 2014, depreciation and amortization expense was $14,000 and $8,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado, or the Lab. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2015 and 2014 was $277,000 and $261,000 respectively.

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

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which has served as the Company’s primary business office since October 1, 2013.  The lease has a three year term and expires on September 30, 2016.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2015 (in thousands):

Remainder of 2015	$21
2016	62
Total future minimum lease payments	$83

Rent expense for the nine months ended September 30, 2015 and 2014 was $60,000 and $58,000, respectively.

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

(7) Equity Financings and Warrants

2015 Equity Financing

Private Investment in Public Entity (PIPE) Transaction

On June 16, 2015, the Company sold an aggregate of 6,003,082 security units, made up of an aggregate 6,003,082 shares of the Company’s common stock and warrants to purchase an aggregate of 2,401,233 shares of the Company’s common stock, at a purchase price of $6.1635 per unit, for aggregate net proceeds of approximately of $34.2 million.

The warrants will become exercisable on December 13, 2015, expire on June 16, 2022, and have an exercise price of $6.1012 per share.  The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares of common stock underlying the warrants at the time of exercise.  The Company’s Registration Statement on Form S-3 registering the shares of common stock, including the shares of common stock underlying the warrants, issued in the transaction for public resale was declared effective on July 20, 2015.

2014 Equity Financing

Registered Direct Offering

On February 7, 2014, the Company sold an aggregate of 730,890 shares of the Company’s common stock and warrants to purchase an aggregate of 182,722 shares of the Company’s common stock at a purchase price of $11.90 per share of Common Stock, for aggregate net proceeds of approximately $7.9 million.

The warrants were exercisable upon issuance, expire on February 7, 2019, and have an exercise price of $14.875 per share.  The offering was effected as a takedown off the Company’s Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2014.  The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares of common stock underlying the warrants at the time of exercise.

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements. All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of September 30, 2015, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2016	82,816	$68.19
2017	24,124	17.89
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,739,948	$9.70

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2015 and 2014, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$42	$40	$132	$122
General and administrative	107	121	322	369
Total	$149	$161	$454	$491

Stock option transactions for the nine month period ended September 30, 2015 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2014	152,584	$20.20	8.25
Granted	20,192	4.90
Exercised	—	—
Forfeited and cancelled	(2,231)	21.72
Options outstanding at September 30, 2015	170,545	$18.37	7.74
Options exercisable at September 30, 2015	105,678	$23.32	7.32
Options vested and expected to vest	170,367	$18.38	7.73

Stock award transactions for the nine month period ended September 30, 2015 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2014	67,274	$11.33
Granted	30,609	4.76
Vested and released	(25,241)	10.74
Forfeited and cancelled	(862)	7.06
Restricted stock units outstanding at September 30, 2015	71,780	$8.79

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the potential for rNAPc2 to be developed for, or to effectively treat hemorrhagic fever viruses, including the Ebola virus, our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2014, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

We have created an adaptive design for GENETIC-AF and are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the study who have recently experienced at least one episode of paroxysmal or persistent AF and who have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. In addition to measuring the primary endpoint of recurrent symptomatic AF/AFL or all-cause mortality, an additional efficacy measure in the Phase 2B portion of GENETIC-AF will be AF burden, defined as a patient’s percentage of time in AF per day, regardless of symptoms. At least 150 patients in the Phase 2B portion of the trial will have either a newly or previously implanted Medtronic device that measures and records AF burden. The GENETIC-AF Data Safety Monitoring Board, or DSMB, will analyze certain data from the Phase 2B portion of the trial and recommend, based on a comparison to our pre-trial statistical assumptions, whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB will make their recommendation based on analysis of certain trial data after 200 patients have completed 24 weeks of follow-up, the period for measuring the primary end-point of the trial.  The DSMB interim analysis will focus on available data regarding the primary endpoint, AF/AFL event rates, AF burden, and safety. Should the DSMB interim analysis conclude that the interim data is consistent with pre-trial statistical assumptions and indicates potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before the trial proceeds to Phase 3, or it may recommend that the study not proceed to Phase 3. Based on the DSMB recommendation, and other factors, including input from the trial’s Steering Committee, the Company will make the final determination on the trial’s development steps.  The full Phase 2B/3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the risk of AF recurrence or death in patients in the Gencaro arm compared to patients in the Toprol XL arm.  In consultation with the GENETIC-AF Steering Committee, we implemented amendments to the trial protocol in March 2015 which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We undertook these protocol amendments because patient enrollment in the trial had not met our original projections.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF in the past 120 days are eligible for inclusion in the trial, as are patients with AF episodes lasting 7 days or less, or paroxysmal AF.  Previously, these patients were not eligible to be enrolled in the trial. We believe this expanded target population has the potential to improve trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  The amendments to the protocol did not fundamentally alter or impact the original endpoints of the clinical trial.  Based on the projected impact of the expanded patient population and the current enrollment rate, we now project that the enrollment of 200 patients for the Phase 2B portion of the trial may be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017. All existing investigative clinical sites have adopted the revised protocol.  Although our active clinical sites are currently operating under the revised protocol, we do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.

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

To support the continued development of Gencaro, in June 2015, we completed a private placement that raised approximately $34.2 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  We are seeking to enroll approximately 200 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we proceed to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended September 30, 2015 was $1.7 million compared to $1.3 million for the corresponding period of 2014, an increase of approximately $0.4 million.  R&D expense for the nine months ended September 30, 2015 was $5.2 million compared to $4.0 million for the corresponding periods of 2014, an increase of approximately $1.1 million.  The increase in our R&D expense in the three and nine month periods ended September 30, 2015 is due, primarily, to the increased clinical expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $90,000 for the three months and $585,000 for the nine months ended September 30, 2015. The cost increases in the three and nine month periods are primarily due to clinical trial cost activities, as well as increased personnel costs.  During the comparative three and nine month periods of 2014 we had minimal clinical development activities and costs as our GENETIC-AF clinical trial was just being initiated.  During the third quarter of 2014, we reduced the scope of work of our primary contract research organization, or CRO, hired additional clinical personnel, and assumed greater managerial responsibility for certain aspects of the GENETIC-AF clinical trial.   These changes will reduce the amounts paid to our primary CRO, but will increase our personnel and other costs as we have assumed those project responsibilities.  We do not expect this reorganization of responsibilities to materially change the overall projected cost of the clinical trial.

Manufacturing process development costs increased approximately $225,000 for the three month period and increased approximately $400,000 for the nine month period ended September 30, 2015 compared to the corresponding periods of 2014.  The increase is a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial and related product testing.

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

G&A expense was $1.1 million for the three months ended September 30, 2015 as compared to $1.0 million for the corresponding period in 2014, an increase of $151,000.  The net increase for the three month period is comprised primarily of increased franchise taxes and outside services.  G&A expense was $3.1 million for the nine months ended September 30, 2015 as compared to $3.0 million for the corresponding period in 2014, an increase of $72,000.  The net increase for the nine month period is comprised primarily of increased franchise taxes and outside services, partially offset by decreased non-cash, stock-based compensation expense, insurance and facility costs.

G&A expenses in 2015 are expected to be higher than in 2014 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $4,000 and $7,000 in the three and nine months ended September 30, 2015, respectively, and $2,000 and $6,000 in the three and nine months ended September 30, 2014, respectively. We expect interest income to continue to be nominal for 2015, but increase slightly due to the additional $34.2 million from our June 2015 financing, offset by low investment yields and utilization of our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $1,000 and $4,000 in the three and nine months ended September 30, 2015, respectively, and $1,000 and $3,000 in the three and nine months ended September 30, 2014, respectively. Based on our current capital structure, interest expense for the remainder of 2015 is expected to be minimal.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$41,482	$15,354

As of September 30, 2015, we had total cash and cash equivalents of approximately $41.5 million, as compared to $15.4 million as of December 31, 2014. The net increase of $26.1 million in the nine month period reflects the $34.2 million of net proceeds from our private placement in June 2015, less approximately $7.9 million of cash used to fund operating activities and approximately $193,000 in payments on a vendor financing arrangement during the nine months ended September 30, 2015.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,914)	$(7,527)
Investing activities	(9)	(5)
Financing activities	34,051	8,025
Net increase in cash and cash equivalents	$26,128	$493

Net cash used in operating activities for the nine months ended September 30, 2015 increased approximately $390,000 compared with the same period in 2014.  This is primarily due to higher outflows related to a higher net loss in 2015, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2015 was $9,000 for the purchase of property and equipment.

Net cash provided by financing activities was $34.1 million for the nine months ended September 30, 2015 representing approximately $34.2 million of net proceeds from our private placement completed in June 2015, less approximately $193,000 in payments on a vendor financing arrangement.  Net cash provided by financing activities was $8.0 million for the nine months ended September 30, 2014 representing approximately $7.9 million of net proceeds from our stock offering completed in February 2014, plus approximately $338,000 of net proceeds from common stock issued for warrant exercises, less approximately $179,000 in payments on a vendor financing arrangement.

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

On June 10, 2015, we entered into a Securities Purchase Agreement, or Purchase Agreement, with a group of institutional investors in connection with a private placement of our common stock and warrants to purchase shares of common stock. On June 16, 2015, pursuant to the Purchase Agreement, we sold 6,003,082 units at price of $6.1635 per unit, for aggregate net proceeds of approximately $34.2 million. The warrants issued in the private placement will first be exercisable December 13, 2015, expire on June 16, 2022 and have an exercise price of $6.1012 per share. Our Registration Statement on Form S-3 registering the shares of common stock, including the shares of common stock underlying the warrants, issued in the transaction for public resale was declared effective on July 20, 2015.  Pursuant to our engagement agreement with our sole placement agent for the transaction, we paid our placement agent a fee for its services in the transaction equal to 7% of the gross financing proceeds received by us.

On February 7, 2014, we sold to certain investors an aggregate of 730,890 shares of our common stock and warrants to purchase an aggregate of 182,722 shares of our common stock at a purchase price of $11.90 per share of common stock, for aggregate net proceeds to us of approximately $7.9 million.

The warrants were exercisable upon issuance, expire on February 7, 2019, and have an exercise price of $14.875 per share. The offering was effected as a takedown off our Registration Statement on Form S-3, as amended, which became effective on April 4, 2011, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2014. The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares of common stock underlying the warrants at the time of exercise.

In addition to the cash compensation paid to the placement agent in conjunction with the 2014 transaction, and pursuant to the placement agency agreement, we issued warrants to the placement agent to purchase 21,926 shares of our common stock, which have not been registered under the Securities Act of 1933, as amended.  The warrants issued to the placement agent have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants expire on April 4, 2016, and were restricted from transfer for a period of 180 days from the date of commencement of sales in connection with the offering.

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015.  We undertook these protocol amendments because patient enrollment in the trial had not met our original projections.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF in the past 120 days are eligible for inclusion in the trial, as are patients with paroxysmal AF.  Previously, these patients were not eligible to be enrolled in the trial.  Based on the projected impact of this expanded patient population and the current enrollment rate, we anticipate that the enrollment of 200 patients for the Phase 2B portion of the trial may be completed by the end of 2016, with the DSMB interim analysis finishing in the first half of 2017.  All existing investigative clinical sites have adopted the revised protocol.  Although our active clinical sites are currently operating under the revised protocol, we do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.

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

We believe our cash and cash equivalents balance as of September 30, 2015 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will analyze certain trial data from the Phase 2B portion and recommend whether the trial should proceed to Phase 3 and seek to enroll an additional 420 patients.  The DSMB interim analysis will focus on data regarding the primary endpoint of the trial, AF/AFL event rates, AF burden, and safety.  Should the DSMB interim analysis conclude the data is consistent with the pre-trial statistical assumptions and that the data indicates potential for achieving statistical significance for the Phase 3 endpoint, then the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

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

During 2012 our stock price fell below the Nasdaq Capital Market’s minimum bid price requirements and we became subject to delisting from the exchange. On March 4, 2013 we executed a 1 for 6 reverse split of our common stock and have subsequently regained compliance with the minimum bid price requirements. On February 18, 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  On July 15, 2015, Nasdaq notified us that we had regained compliance with the applicable minimum bid price rule. Accordingly, the matter related to the notice we received on February 18, 2015 was closed.  On September 3, 2015, we executed a 1 for 7 reverse split of our common stock. There can be no assurance that the market price per share will remain in excess of the $1.00 minimum bid price for a sustained period of time.  The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will continue to either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of November 10, 2015, the closing price of our common stock was $5.27 per share, and the total market value of our listed securities was approximately $47.7 million. As of September 30, 2015, we had stockholders’ equity of $41.1 million.

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

Our audited financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2014 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  We believe our cash and cash equivalents balance as of September 30, 2015 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we elect to proceed to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2015, we had approximately 9.0 million shares of common stock outstanding, 20% of which is approximately 1.8 million shares. In addition, our ability to raise capital through the sale of our capital stock or convertible securities is limited by the number of authorized shares of common stock under our certificate of incorporation, which is currently 100 million shares.  Our outstanding shares as of September 30, 2015, plus our shares reserved for issuance under our 2013 Equity Plan and our contingently issuable shares for common stock options, restricted stock units and common stock warrants, accounts for approximately 13.1 million shares.  SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2015, approximately 9.0 million shares of common stock were outstanding.  On July 20, 2015, our Registration Statement on Form S-3 related to the resale of the shares of common stock issued in our June 2015 private placement was declared effective by the SEC, so all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2015, approximately 1.3 million shares of our common stock were issuable upon the exercise of outstanding warrants, and an additional 2.4 million shares of our common stock will be issuable upon exercise of outstanding warrants issued in our June 2015 private placement in December 2015. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2015, there were approximately 0.2 million shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2015 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	Change Order No. 3 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated August 27, 2015.				X
10.2§	Change Order No. 4 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 10, 2015.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

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

Dated: November 12, 2015

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	Change Order No. 3 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated August 27, 2015.				X
10.2§	Change Order No. 4 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 10, 2015.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.