Form 10-K
period 2015-12-31
ARCA biopharma, Inc.
filed 2016-03-17
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2015, the last business day of the most recently completed second fiscal quarter, was $47,901,952 based on the last sale price of the common stock as reported on that day by the Nasdaq Capital Market.

As of March 15, 2016, the Registrant had 9,056,647 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that we are evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure with reduced left ventricular ejection fraction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We are testing this hypothesis in a Phase 2B/Phase 3 clinical trial of Gencaro, known as GENETIC-AF. We are pursuing this indication for Gencaro because data from a prior Phase 3 HF trial of Gencaro in 2,708 heart failure, or HF, patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

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

AF is considered an epidemic cardiovascular disease. The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2016 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the United States in 2010 ranged from 2.7 million to 6.1 million people.  The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

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

GENETIC-AF is a Phase 2B/Phase 3 multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, have a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The combined Phase 2B/Phase 3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the Toprol XL arm. A subset of patients in the trial will also undergo continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The trial is currently enrolling patients in the United States and Canada.

The GENETIC-AF Data Safety Monitoring Board, or DSMB, will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after at least 150 patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24-week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also halt the study for futility.  Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the first half of 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study proceed to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential sites in European countries, where we anticipate expanding the study to support both the later portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  We received no objections from the United States Food and Drug Administration, or the FDA, and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

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

Medtronic, Inc., or Medtronic, the world’s largest medical technology company, is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA is conducting a substudy that includes continuous monitoring of the cardiac rhythms in a subset of patients enrolled during the trial.  The collaboration is administered by a joint ARCA-Medtronic committee. Medtronic uses its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for U.S. patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of U.S. patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF proceeds to Phase 3, we will continue to enroll additional patients, with Medtronic devices for monitoring and recording AF burden, in the substudy.  Medtronic will provide the agreed upon CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which, if we are granted patent term extension, may provide market exclusivity for these uses of Gencaro into approximately 2030 in the United States and Europe.

To support the continued development of Gencaro, in June 2015, we completed a private placement that raised approximately $34.2 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  We are seeking to enroll up to 250 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we proceed to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

On September 3, 2015, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, to implement a seven-for-one reverse split of our common stock, as previously authorized and approved at our annual meeting of stockholders on June 22, 2015. On September 4, 2015, our common stock began trading on The NASDAQ Capital Market on a post-split basis.

The reverse split effected a proportionate adjustment to the per share exercise price and the number of shares issuable upon the exercise or settlement of all outstanding options and warrants to purchase shares of our common stock, and the number of shares reserved for issuance pursuant to our existing stock option plans were reduced proportionately. No fractional shares were issued as a result of the reverse split, and stockholders who otherwise would have been entitled to a fractional share received in lieu thereof, a cash payment based on the closing sale price of our common stock as reported on The NASDAQ Capital Market on September 3, 2015. The reverse split did not alter the par value of our common stock or modify any voting rights or other terms of the common stock.

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

Atrial Fibrillation Market Background and Opportunity

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the heart’s atria, predisposing to the formation of clots. These clots may travel from the heart and become lodged in the arteries leading to the brain and other organs, thereby blocking necessary blood flow and potentially resulting in stroke. In addition, we also believe that the development of AF in a HFREF patient can be associated with increased risk of death and other heart failure related adverse outcomes. AF is considered an epidemic cardiovascular disease.  The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2016 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the United States in 2010 ranged from 2.7 million to 6.1 million.  The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

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

In patients with all genotypes, the AF risk reduction of 41-43% by Gencaro in BEST is based on an analysis of adverse events and surveillance ECG’s which was similar to AF risk reductions observed in a meta-analysis of data regarding seven placebo-controlled beta-blocker trials in HFREF patients. In the meta-analysis, beta-blockers appeared to reduce the incidence of new onset AF in all but one trial, with an overall relative risk reduction of 27%. Despite what we believe to be potential evidence for the prevention of AF in HFREF trials, no beta-blocker has FDA approval for use in this indication. However, the evidence of modest efficacy by beta-blockers approved for other indications will require that any Phase 3 trials with Gencaro will have an active beta-blocker comparator instead of a comparison against placebo. The Phase 2B/Phase 3 trial GENETIC-AF trial will only enroll patients with the beta-1 389 arginine homozygous genotype. In the BEST trial, the post hoc analysis of patients with the beta-1 389 arginine homozygous genotype who received Gencaro had a 74% reduction in the risk of developing AF. In another trial, the active comparator we are using in GENETIC-AF, metoprolol CR/Toprol XL, reduced the risk of developing AF by 48% in all genotypes. Because these are not the same trials, the results should not be relied on as direct comparisons. However, we believe that these two data points indicate that Gencaro may have an advantage in preventing AF when compared to metoprolol in GENETIC-AF, in part due to our plan to only enroll beta-1 389 arginine homozygous genotype patients who appear to respond best to Gencaro.

Clinical and Regulatory Strategy

The regulatory strategy for Gencaro is to conduct our adaptive design Phase 2B/Phase 3 clinical trial, GENETIC-AF, to obtain an AF approval in a genotype specific HFREF population. We are enrolling certain patients with the beta-1 389 arginine homozygous genotype in our AF clinical trial because our analysis of the BEST DNA substudy indicated this group had a 74% reduction in risk for new AF events.

We have created an adaptive design for GENETIC-AF.  We are seeking to enroll up to 250 HFREF patients in the Phase 2B portion of the study.  The GENETIC-AF DSMB will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after at least 150 patients have evaluable endpoint data.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also halt the study for futility.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study proceed to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

We have received guidance from the FDA regarding our Phase 2B/Phase 3 clinical study comparing Gencaro to Toprol XL for the prevention of AF in approximately 620 patients. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than 0.01, could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, for the approval of Gencaro for an AF indication in HFREF patients. Our Investigational New Drug, or IND, application for atrial fibrillation, under which our GENETIC-AF trial is performed, has been accepted by FDA and is active. In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential sites in European countries, where we anticipate expanding the study to support both the later portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  We received no objections from the United States Food and Drug Administration, or the FDA, and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

In April 2015, the FDA designated the investigation of Gencaro for the prevention of atrial fibrillation/atrial flutter in a genetically targeted heart failure population (heart failure patients with reduced left ventricular ejection fraction) as a Fast Track development program.

Fast Track drug development designation was included in the FDA Modernization Act of 1997, or FDAMA, as a formal process to enhance interactions with the FDA during drug development. A drug development program with Fast Track designation is eligible for consideration for some or all of the following programs for expediting development and review: scheduled meetings to seek FDA input into development plans, priority review of the NDA the option of submitting portions of an NDA for review prior to submission of the complete application and potential accelerated approval.

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

We also have exclusive pharmacogenetic and other patent rights to drug candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas, in both early and later stages of development. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.  One of these candidates, recombinant Nematode Anticoagulation Protein c2, or rNAPc2, is a potential therapy for the disease syndrome caused by infection from hemorrhagic fever viruses and other pathogens.  In February 2015, the World Health Organization prioritized rNAPc2 for testing in human efficacy trials in patients infected with the Ebola virus.  The U.S. FDA Office of Orphan Products Development has granted orphan drug designation to rNAPc2 as a potential treatment of viral hemorrhagic fever post-exposure to the Ebola virus.  Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs or biologics that treat rare diseases or conditions affecting fewer than 200,000 individuals in the United States. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity upon marketing approval, as well as certain financial incentives that can help support development of the drug.

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

Our manufacturing focus for 2016 is to supply the blinded clinical trial materials for Gencaro and the comparator compound, and to manage the clinical distribution channels necessary for the successful execution of the GENETIC-AF trial.

Research and Development Expenses

Our research and development expenses totaled $7.1 million for the year ended December 31, 2015 as compared to $5.6 million for 2014, an increase of approximately $1.4 million. R&D expense in 2016 is expected to be higher than 2015 as we continue to enroll patients in our GENETIC-AF clinical trial.

Government Regulation

Governmental authorities in the United States at the federal, state, and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, marketing, distribution, sampling, and import and export of pharmaceutical and medical device products. In the United States, the FDA regulates these activities at the federal level pursuant to the Federal Food Drug and Cosmetic Act, or the FDCA, and the regulations promulgated thereunder. In Canada, Health Canada regulates these activities.  We anticipate that all of our products will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining approval and the subsequent process of maintaining compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations.   Both before and after approval or clearance, failure to comply with the requirements of the FDA and other state and federal statutes can lead to significant penalties or could disrupt our ability to manufacture and sell these products. In addition, the FDA could refuse to provide certificates needed to export our products if the agency determines that we are not in compliance.

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

NDA Submission. In the United States, the results of preclinical and clinical testing along with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA. Under the current Prescription Drug User Fee Act, or PDUFA, after submission of an NDA and payment, or waiver, of the required fee, the FDA’s goal is to review most standard NDAs within 10 months from the time that a sponsor’s application is accepted as filed by the FDA, which can occur within a 60-day window following the initial submission of the application. At the end of the 10 months, the FDA’s goal is to issue a “complete response,” or approve the NDA. While FDA’s goal is to issue a complete response within 10 months, the process may take longer than 10 months, particularly if multiple review cycles are required.

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

Post-approval Compliance. If regulatory approval for a drug or medical device is obtained, the product and the facilities manufacturing the product are subject to periodic inspection and continued regulation by regulatory authorities, including compliance with cGMP, as well as labeling, advertising, promotion, recordkeeping, and reporting requirements, including the reporting of adverse events. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for labeling, promotion to health care professionals, direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Companies are responsible for compliance with such requirements and would be responsible to ensure that all contract manufacturing organizations who perform work for them also comply with such requirements. Similarly, if a drug manufacturer hires contract sales representatives or consultants to promote its products, such organizations or individuals must comply with all of the same requirements applicable to the drug manufacturer. The FDA regularly inspects companies to determine compliance with cGMPs and other post-market requirements. Failure to comply with statutory requirements and the FDA’s regulations can result in a variety of administrative or enforcement actions, including but not limited to an FDA Form 483 (which is issued by the FDA at the conclusions of an inspection when an investigator has observed any conditions that may constitute violations), a public warning letter, suspension or withdrawal of regulatory approvals, product recalls, product detentions, refusal to provide export certificates, seizure of products and criminal prosecution.

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

Generic Drug Approval. The Hatch-Waxman Act established an abbreviated FDA review process for drugs that are shown to be equivalent to approved pioneer drugs. Approval for a generic drug is obtained by filing an abbreviated NDA, or ANDA. Generic drug applications are “abbreviated” because they generally do not include clinical data to demonstrate safety and effectiveness. Instead, an ANDA applicant must establish that its product is bioequivalent to an approved drug and that it is the same as the approved drug with respect to active ingredient(s), route of administration, dosage form, strength and recommended conditions of use (labeling). The FDA will approve the generic as suitable for an ANDA if it finds that the generic does not raise questions of safety and effectiveness as compared to the pioneer drug. A drug is not eligible for ANDA approval if the FDA determines that it is not equivalent to the pioneer drug or if it is intended for a different use. Any applicant who files an ANDA seeking approval of a generic version of an approved drug listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, must certify to the FDA  that (i) no patent information on the drug has been listed in the Orange Book; (ii) that each patent listed in the Orange Book for that approved drug has expired; (iii) FDA should approve the product on the date on which a listed patent expires; or (iv) that such patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the generic drug. If the ANDA applicant makes a certification pursuant to (iv) above, or a Paragraph IV certification, and the NDA holder files an infringement suit against the ANDA applicant within 45 days of receiving the Paragraph IV notification, the NDA owner is entitled to an automatic 30-month stay of FDA’s ability to approve the ANDA. This 30-month stay will end early upon any decision by a court that the patent is invalid, unenforceable or not infringed by the generic drug.

Patent Term Extension. While the term of a U.S. patent is generally 20 years from the earliest priority date of a patent application (excluding a provisional patent application), a U.S. patent that covers subject matter requiring regulatory approval to market is eligible for an extension of that patent term. The Hatch-Waxman Act provides for the restoration of a portion of the patent term lost during product development and FDA review of an application. Patent Term Extension, or PTE, extends the term of an issued patent for generally (i) the length of the FDA approval process, i.e., the complete period of NDA review, and (ii) half of the time spent in clinical trials, i.e., the investigational new drug (IND) period. However, the maximum period of restoration cannot exceed five years, or restore the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product.

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

We have obtained four U.S. patents (U.S. Patent Nos. 7,678,824; 8,080,578; 8,093,286; 8,946,284). We believe that, if Gencaro is approved by the FDA, any one of the U.S. patents may be eligible for PTE, which could provide approximately 5 years of additional patent life based on our current clinical trial plans.

A Supplementary Protection Certificate, or SPC, is a form of patent term extension that is available for pharmaceutical products approved for marketing in the European Union. We obtained a patent in Europe on methods for using Gencaro that is similar to US Patent 7,678,824 (EP 1802775); this EP patent is in force in certain countries in Europe, including the United Kingdom, France, Germany, Italy and Spain. We believe that this patent may be eligible for an SPC, if Gencaro is approved for marketing in any European country in which the patent is in force, which could provide up to five years of additional patent life.

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

PMA Pathway. Generally, a PMA must be supported by extensive data and valid scientific evidence, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information and will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with FDA’s Quality System Regulations, or QSR. By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years, and it may take significantly longer. The PMA application process can be expensive, and there is a substantial “user fee” that must be paid to FDA in connection with the submission of a PMA application. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. In addition, if FDA discovers that an applicant has submitted false or misleading information, FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy, or AIP. If the FDA approves the PMA, it may place restrictions on the device.  After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval. PMA supplements often must be approved by the FDA before the modification to the device, the labeling, or the manufacturing process may be implemented.  Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed a non-significant risk study, which is eligible for an exemption from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the United States.

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

Employees

As of December 31, 2015, we had 18 full-time employees.  None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

On January 27, 2009, the Company completed a business combination, or the Merger, between Nuvelo, Inc., or Nuvelo, a corporation originally incorporated in 1992, and its subsidiary, ARCA biopharma, Inc. Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc. Our principal offices are located in Westminster, Colorado.

On September 3, 2015, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, to implement a seven-for-one reverse split of our common stock. On September 4, 2015, our common stock began trading on The NASDAQ Capital Market on a post-split basis.

The reverse split effected a proportionate adjustment to the per share exercise price and the number of shares issuable upon the exercise or settlement of all outstanding options and warrants to purchase shares of our common stock, and the number of shares reserved for issuance pursuant to our existing stock option plans were reduced proportionately. No fractional shares were issued as a result of the reverse split, and stockholders who otherwise would have been entitled to a fractional share received in lieu thereof, a cash payment based on the closing sale price of our common stock as reported on The NASDAQ Capital Market on September 3, 2015. The reverse split did not alter the par value of our common stock or modify any voting rights or other terms of the common stock.

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

If we continue to have difficulty enrolling a sufficient number of patients in our GENETIC-AF trial, we may need to delay or terminate our GENETIC-AF trial, which would have a negative impact on our business. Our projected clinical trial timeline assumes that we significantly increase the rate of patient enrollment from the current rate.  If our projections are inaccurate, the trial will take significantly longer than we project.  For instance, we have amended the GENETIC-AF trial protocol three times.  We believe that these amendments may increase the rate of patient screening and enrollment.  We do not yet know how these protocol changes will impact the enrollment rate or if our new enrollment projections will prove to be accurate. Delays in enrolling patients in our clinical trials would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

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

We believe our cash and cash equivalents balance as of December 31, 2015 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are screening and enrolling patients in our Phase 2B clinical study of Gencaro in up to 250 HFREF patients with AF, and the trial could expand to a Phase 3 clinical study of approximately 370 HFREF additional patients with AF.  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014.  We implemented amendments to the GENETIC-AF protocol in March 2015 and February 2016, which we believe may expand the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, which may cause GENETIC-AF to enroll more slowly and take longer than we currently project.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should proceed to Phase 3.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also halt the study for futility.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not proceed to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and have limited staff with the requisite experience to do so. We therefore rely on contract research organizations, or CROs, to conduct certain aspects of our clinical trial. During the third quarter of 2014, we reduced the scope of our primary CRO’s work and we have assumed those responsibilities for our GENETIC-AF clinical trial. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience as employees of ARCA.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying on third parties to conduct certain aspects of our clinical trial. We have contracted with Duke University, as our CRO to conduct components of our GENETIC-AF trial. As a result of this contract, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial.  In order to expand GENETIC-AF to Europe, we will need to contract with a European CRO for this portion of the study.  We cannot assure you that we will be successful in contracting with any European CRO to support GENETIC-AF.  If we were to contract with a European CRO to conduct the study in European countries, we will have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff.  Additionally, we have no way of knowing if we will experience an increased or decreased number of restrictions in this regard as compared to our experience with our U.S. CRO.

Even though we are using a CRO to conduct components of our clinical trial, and may rely on additional CROs in the future, we have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the CRO. We have never conducted a clinical trial and the inability of our current staff to adequately manage any CRO that we engage may exacerbate the risks associated with relying on a CRO.

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

For instance, we have received multiple potential delisting notices from Nasdaq since 2012.  During 2012 our stock price fell below the Nasdaq Capital Market’s minimum bid price requirements and we became subject to delisting from the exchange. On March 4, 2013, we executed a 1 for 6 reverse split of our common stock and have subsequently regained compliance with the minimum bid price requirements. Additionally, in February 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  On July 15, 2015, Nasdaq notified us that we had regained compliance with the applicable minimum bid price rule. Accordingly, the matter related to the notice we received in February 2015 was closed.  Despite effecting a 1 for 7 reverse split of our common stock in September 2015, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time.  The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of March 15, 2016, the closing price of our common stock was $3.70 per share, and the total market value of our listed securities was approximately $33.5 million. As of December 31, 2015, we had stockholders’ equity of $38.1 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic for the support of our GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach of the collaboration by us, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or proceed, or if Medtronic’s obligations under the collaboration agreement are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

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

Our audited financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our audited financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2014, our management and our independent registered public accountants concluded that substantial doubt existed as to our ability to continue as a going concern, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding.  In June 2015, we completed an equity financing for net proceeds of approximately $34.2 million.  We believe our cash and cash equivalents balance as of December 31, 2015 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we elect to proceed to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Therefore, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2015, we had approximately 9.1 million shares of common stock outstanding, 20% of which is approximately 1.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated a clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in up to 250 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to approximately an additional 370 patients. Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the first half of 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

In the event that we or our collaborators conduct preclinical studies that do not comply with Good Laboratory Practices, or GLP, or incorrectly design or carry out human clinical trials in accordance with Good Clinical Practices, or GCP, or those clinical trials fail to demonstrate clinical significance, it is unlikely that we will be able to obtain FDA approval for product development candidates. Our inability to successfully initiate and effectively complete clinical trials for any product candidate on schedule, or at all, will severely harm our business. Significant delays in clinical development could materially increase product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize any future product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2015, our research and development activities were dedicated to, and we expect our research and development activities in 2016 will continue to be primarily dedicated to Gencaro. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Our competitive success will depend, in part, on our ability to obtain and maintain patent protection for our inventions, technologies and discoveries, including intellectual property that we license. The patent positions of biotechnology companies involve complex legal and factual questions, and we cannot be certain that our patents and licenses will successfully preclude others from using our technology. Consequently, we cannot be certain that any of our patents will provide significant market protection or will not be circumvented or challenged and found to be unenforceable or invalid. In some cases, patent applications in the United States and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, in opposition proceedings in a foreign patent office, or in a post-grant challenge proceeding such as an ex parte reexamination or inter partes review at the U.S. Patent and Trademark Office, any of which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that a court of competent jurisdiction would hold any claims in any issued patent to be valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Regardless of merit, the listing of patents in the FDA Orange Book for Gencaro may be challenged as being improperly listed. We may have to defend against such claims and possible associated antitrust issues. We could also incur substantial costs in seeking to enforce our proprietary rights against infringement.

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

Extensive litigation regarding patents and other intellectual property rights has been common in the biopharmaceutical industry. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to defend disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, U.S. Patent and Trademark Office interference proceedings, and related legal and administrative proceedings (e.g., a reexamination, inter partes review, or post-grant review) in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue, and their outcome is uncertain.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2015, approximately 9.1 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2015, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2015, there were approximately 224,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2016 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters facility consists of approximately 5,300 square feet of office space in Westminster, Colorado, which is leased until November 2019. We believe that this facility is adequate to meet our current needs.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the Nasdaq Capital Market in 2015 and 2014 (adjusted for the one-for-seven reverse stock split effective September 3, 2015):

Year ended December 31, 2015	High	Low
First quarter	$7.42	$4.51
Second quarter	$8.61	$5.11
Third quarter	$10.85	$4.75
Fourth quarter	$6.97	$4.65

Year ended December 31, 2014	High	Low
First quarter	$17.78	$8.33
Second quarter	$14.00	$9.38
Third quarter	$11.55	$8.17
Fourth quarter	$10.08	$4.90

Stockholders

As of March 15, 2016, we had approximately 59 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Capital Market for our common stock was $3.70 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2015, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

We are a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that we are evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure with reduced left ventricular ejection fraction, or HFREF. We have identified common genetic variations in receptors in the cardiovascular system that we believe interact with Gencaro’s pharmacology and may predict patient response to the drug.

We are testing this hypothesis in a Phase 2B/Phase 3 clinical trial of Gencaro, known as GENETIC-AF. We are pursuing this indication for Gencaro because data from a prior Phase 3 HF trial of Gencaro in 2,708 heart failure, or HF, patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

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

AF is considered an epidemic cardiovascular disease. The estimated number of individuals with AF globally in 2010 was 33.5 million.  According to the 2016 American Heart Association report on Heart Disease and Stroke Statistics, the estimated number of individuals with AF in the United States in 2010 ranged from 2.7 million to 6.1 million people.  The approved therapies for the treatment or prevention AF have certain disadvantages in HFREF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFREF patients.

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

GENETIC-AF is a Phase 2B/Phase 3 multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, have a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and have the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The combined Phase 2B/Phase 3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the Toprol XL arm. A subset of patients in the trial will also undergo continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The trial is currently enrolling patients in the United States and Canada.

The GENETIC-AF Data Safety Monitoring Board, or DSMB, will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after at least 150 patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24-week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the

DSMB may recommend that the study proceed to Phase 3.  The DSMB may also halt the study for futility.  Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the first half of 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study proceed to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential sites in European countries, where we anticipate expanding the study to support both the later portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  We received no objections from the United States Food and Drug Administration, or the FDA, and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing, which, if we are granted patent term extension, may provide market exclusivity for these uses of Gencaro into approximately 2030 in the United States and Europe.

To support the continued development of Gencaro, in June 2015, we completed a private placement that raised approximately $34.2 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  We are seeking to enroll up to 250 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we proceed to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical, regulatory, and manufacturing process development activities and costs. Our research and development expenses totaled $7.1 million for the year ended December 31, 2015 as compared to $5.6 million for 2014.  The $1.4 million increase in research and development expenses in 2015 as compared to 2014 was primarily due to the increased clinical expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $0.5 million during the year ended December 31, 2015.  The increase in costs were related to our GENETIC-AF clinical trial, including CRO costs, clinical site initiation and monitoring activities, and patient visit costs.

Research and development personnel costs increased approximately $0.7 million during the year ended December 31, 2015.

During the third quarter of 2014, we reduced the scope of work of our primary contract research organization, or CRO, hired additional clinical personnel, and assumed greater managerial responsibility for certain aspects of the GENETIC-AF clinical trial.   These changes reduced the anticipated amounts paid to our primary CRO, but increased our personnel and other costs as we perform those project responsibilities.  We do not expect this reorganization of responsibilities to materially change the overall projected cost of the clinical trial.

Manufacturing process development costs increased approximately $170,000 for the year ended December 31, 2015 compared to the corresponding period of 2014.  The increase was a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial and related product testing.

We expect R&D expense in 2016 to be higher than 2015 as we activate new clinical sites and enroll additional patients in our GENETIC-AF clinical trial.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.4 million for the year ended December 31, 2015, compared to $4.1 million for 2014, an increase of approximately $325,000. The increase in expenses during 2015 was comprised primarily of increased personnel costs, franchise taxes and outside services related to our reverse stock split, partially offset by decreased non-cash, stock-based compensation expense, insurance and facility costs

G&A expenses in 2016 are expected to be consistent with those in 2015 as we maintain administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $14,000 for the year ended December 31, 2015 as compared to $7,000 for 2014, resulting in an increase of $7,000.  This was due to the increase in cash balances resulting from our June 2015 sale of equity securities.  Interest income was nominal in both years due to low investment yields. We expect interest income to be slightly higher in 2016, as we plan to invest our cash in higher yield securities.

Interest and Other Expense

Interest and other expense was $4,000 for the year ended December 31, 2015, as compared to $3,000 for 2014. The amounts and related change between years were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2015	2014
Cash and cash equivalents	$38,802	$15,354

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(10,534)	$(9,406)
Investing activities	(11)	(19)
Financing activities	33,993	8,023
Net increase (decrease) in cash and cash equivalents	$23,448	$(1,402)

Net cash used in operating activities for the year ended December 31, 2015 increased approximately $1.1 million compared with the 2014 period due to increased R&D and SG&A expenses discussed above.

Net cash used in investing activities for the year ended December 31, 2015 was $11,000 for the purchase of property and equipment.

Net cash provided by financing activities was $34.0 million for the year ended December 31, 2015 representing approximately $34.2 million of net proceeds from our private placement completed in June 2015, less approximately $193,000 in payments on a vendor financing arrangement.  Net cash provided by financing activities of approximately $8.0 million for the year ended December 31, 2014 was comprised of approximately $7.9 million of net proceeds from the sales of our preferred and common stock and $0.3 million of proceeds from the exercise of warrants for cash, less $179,000 in payments made on a vendor financing arrangement.

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

On June 10, 2015, we entered into a securities purchase agreement, or the Purchase Agreement, with a group of institutional investors in connection with a private placement of units made up of shares of our common stock and warrants to purchase shares of common stock. On June 16, 2015, pursuant to the Purchase Agreement, we sold 6,003,082 units at price of $6.1635 per unit, for aggregate net proceeds of approximately $34.2 million. The warrants issued in the private placement were first exercisable on December 13, 2015, expire on June 16, 2022 and have an exercise price of $6.1012 per share. Our Registration Statement on Form S-3 registering the shares of common stock, including the shares of common stock underlying the warrants, issued in the transaction for public resale was declared effective on July 20, 2015.  Pursuant to our engagement agreement with our sole placement agent for the transaction, we paid our placement agent a fee for its services in the transaction equal to 7% of the gross financing proceeds received by us.

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

We initiated our GENETIC-AF Phase 2B/Phase 3 clinical trial during 2014.  Our ability to execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015 and February 2016.  In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential sites in European countries, where we anticipate expanding the study to support both the later portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the first half of 2017.  All existing investigative clinical sites have adopted the revised protocol.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ARCA biopharma, Inc.:

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARCA biopharma, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 17, 2016

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2015	2014
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,802	$15,354
Other current assets	114	134
Total current assets	38,916	15,488
Property and equipment, net	28	36
Other assets	630	608
Total assets	$39,574	$16,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$364	$795
Accrued compensation and employee benefits	669	329
Accrued expenses and other liabilities	471	264
Total current liabilities	1,504	1,388
Deferred rent, net of current portion	—	3
Total liabilities	1,504	1,391
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2015 and 2014.	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2015 and 2014; 9,051,217 and 3,021,498 shares issued and outstanding at December 31, 2015 and 2014, respectively	9	3
Additional paid-in capital	134,128	99,360
Accumulated deficit	(96,067)	(84,622)
Total stockholders’ equity	38,070	14,741
Total liabilities and stockholders’ equity	$39,574	$16,132

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$7,063	$5,625
General and administrative	4,392	4,068
Total costs and expenses	11,455	9,693
Loss from operations	(11,455)	(9,693)

Interest and other income	14	7
Interest expense	(4)	(3)
Net loss and comprehensive loss	$(11,445)	$(9,689)

Net loss available to common stockholders per share:
Basic and diluted	$(1.82)	$(3.31)
Weighted average shares outstanding:
Basic and diluted	6,289,305	2,928,746

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2013	2,240,794	$2	$90,512	$(74,933)	$15,581
Issuance of common stock for cash, net of offering costs	730,890	1	7,865	—	7,866
Issuance of common stock upon exercise of warrants for cash	29,861	—	338	—	338
Issuance of common stock upon vesting of Restricted Stock Units	19,953	—	(2)	—	(2)
Share-based compensation	—	—	647	—	647
Net loss	—	—	—	(9,689)	(9,689)
Balance, December 31, 2014	3,021,498	3	99,360	(84,622)	14,741
Issuance of common stock for cash, net of offering costs	6,003,082	6	34,169	—	34,175
Issuance of common stock upon vesting of Restricted Stock Units	26,669	—	—	—	—
Adjustment for fractional shares	(32)	—	—	—	—
Share-based compensation	—	—	599	—	599
Net loss	—	—	—	(11,445)	(11,445)
Balance, December 31, 2015	9,051,217	$9	$134,128	$(96,067)	$38,070

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,445)	$(9,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	12
Amortization of deferred charges	189	67
Share-based compensation	599	647
Change in operating assets and liabilities:
Other current assets	213	214
Other assets	(211)	(545)
Accounts payable	(431)	198
Accrued compensation and employee benefits	340	(130)
Accrued expenses and other liabilities	196	(182)
Other	(3)	2
Net cash used in operating activities	(10,534)	(9,406)
Cash flows from investing activities:
Purchase of property and equipment	(11)	(19)
Net cash used in investing activities	(11)	(19)
Cash flows from financing activities:
Proceeds from the issuance of common stock	37,000	9,038
Common stock offering costs	(2,814)	(836)
Repayment of principal on vendor finance agreement	(193)	(179)
Net cash provided by financing activities	33,993	8,023
Net increase (decrease) in cash and cash equivalents	23,448	(1,402)
Cash and cash equivalents, beginning of period	15,354	16,756
Cash and cash equivalents, end of period	$38,802	$15,354
Supplemental cash flow information:
Interest paid	$4	$3
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$11	$—

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that ARCA is evaluating in a clinical trial for the treatment of atrial fibrillation, or AF, in patients with heart failure with reduced left ventricular ejection fraction (HFREF). The Company has identified common genetic variations in receptors in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to the drug.

The Company is testing this hypothesis in a Phase 2B/Phase 3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on clinical data from a prior Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

GENETIC-AF is a Phase 2B/Phase 3 multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, have a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and have the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data Safety Monitoring Board (DSMB) will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24 week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study proceed to Phase 3.  The DSMB may also halt the study for futility.  Based on the current enrollment rate, the Company expects to enroll at least 150 patients by the end of 2016.  The Company expects the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the first half of 2017.  Should the DSMB recommend that the study proceed to Phase 3, the trial would continue enrolling to a total of approximately 620 patients, subject to the Company obtaining sufficient financing to fund the Phase 3 portion of the trial.

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

In June 2015 and February 2014, the Company raised approximately $34.2 million and $7.9 million in net proceeds, respectively, to provide additional funds for the Phase 2B/Phase 3 GENETIC-AF trial and the Company’s ongoing operations.  The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through at least the end of 2017.  However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to raise additional capital to finance the completion of GENETIC-AF and the Company’s future operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

There are significant uncertainties surrounding the clinical development timelines and costs and the need to raise a significant amount of capital in the future.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Reverse Stock Split

On September 3, 2015, the Company completed a 1-for-7 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  Our management performed an evaluation of our activities through the date of filing of this Annual Report on Form 10-K, and concluded that there are no subsequent events to disclose.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") that requires deferred income tax liabilities and assets to be classified as noncurrent. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company early-adopted this guidance as of December 31, 2015 retrospectively and as a result, reclassified our December 31, 2014 current deferred tax asset, and related valuation allowance, to noncurrent in the summary table in Note 10, Income Taxes.  Since there is a full valuation allowance on all deferred taxes, there was no impact on our Balance Sheets, Statements of Operations and Comprehensive Loss or Statements of Cash Flows as a result of adoption of this guidance.

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

Because the Company reported a net loss for the years ended December 31, 2015 and 2014, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  As of December 31, 2015, none of the outstanding warrants were in-the-money and none of the outstanding stock options were in-the-money; therefore, they would have been excluded from our weighted-average diluted earnings per share calculation.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2015	2014
Potentially dilutive securities, excluded:
Outstanding stock options	161,278	152,584
Unvested restricted stock units	62,359	67,274
Warrants to purchase common stock	3,739,948	1,338,715
	3,963,585	1,558,573

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

The Company’s financial assets include $38.7 million at December 31, 2015 and $15.3 million at December 31, 2014, in money market funds, classified as cash equivalents, which are measured at fair value based on Level 1 inputs on a recurring basis. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  The Company has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2015.  There were no transfers between any fair value hierarchy levels in 2015 or 2014.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash, and accounts payable, approximated fair value due to their short maturities. As of December 31, 2015 and 2014, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2015	December 31, 2014
Computer equipment	3 years	$90	$97
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	91	89
Computer software	3 years	84	82
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		415	418
Accumulated depreciation and amortization		(387)	(382)
Property and equipment, net		$28	$36

For the years ended December 31, 2015 and 2014, depreciation and amortization expense was $19,000 and $12,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado, or the Lab. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2015 and 2014 was $375,000 and $350,000, respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Minimum lease payments committed under the renewal from October 1, 2016 through November 2019 are approximately $261,000, of which approximately $7,000 will be paid in 2016, $83,000 in 2017, $88,000 in 2018 and $83,000 in 2019.

Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2015 (in thousands):

2016	$62
Total future minimum lease payments	$62

Rent expense under these leases for the years ended December 31, 2015 and 2014 was $81,000 and $78,000, respectively.

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

(7) Equity Financings and Warrants

2015 Equity Financing

Private Investment in Public Entity (PIPE) Transaction

On June 16, 2015, the Company sold an aggregate of 6,003,082 security units, made up of an aggregate 6,003,082 shares of the Company’s common stock and warrants to purchase an aggregate of 2,401,233 shares of the Company’s common stock, at a purchase price of $6.1635 per unit, for aggregate net proceeds of approximately $34.2 million.

The warrants became exercisable on December 13, 2015, expire on June 16, 2022, and have an exercise price of $6.1012 per share.  The warrants provide for cashless exercise and settlement in unregistered shares if there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares of common stock underlying the warrants at the time of exercise.  The Company’s Registration Statement on Form S-3 registering these shares of common stock, including the shares of common stock underlying the warrants, issued in the transaction for public resale was declared effective by the Securities and Exchange Commission on July 20, 2015.

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

As of December 31, 2015, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2016	82,816	$68.19
2017	24,124	17.89
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,739,948	$9.70

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2013 Equity Incentive Plan (the Equity Plan), was approved by stockholders on September 17, 2013.  The maximum number of shares issuable under this plan is 321,428 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2015, options and awards for 210,387 shares were outstanding under the Equity Plan, and 64,419 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2015, options to purchase 7,827 shares with a weighted average exercise price of $105.24 per share were outstanding under this plan. Other stock plans that were assumed by ARCA in the Merger still have options outstanding that will continue to vest according to the original terms of each grant, but no new options can be granted under these plans, as the plans have expired. As of December 31, 2015, options to purchase 5,423 shares with a weighted average exercise price of $131.01 were outstanding under these plans.

The Company granted options and awards for 52,801 and 60,020 shares of common stock in the years ended December 31, 2015 and 2014, respectively. The fair values of the majority of employee stock options granted in the years ended December 31, 2015 and 2014 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2015	2014
Expected term	5.8 years	5.9 years
Expected volatility	89%	94%
Risk-free interest rate	1.61%	1.53%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$3.57	$9.58

A summary of ARCA’s stock option activities for the years ended December 31, 2015 and 2014, and related information as of December 31, 2015, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2013	120,433	$25.72
Granted	32,644	12.64
Exercised	—	—
Forfeited and cancelled	(493)	867.70
Options outstanding - December 31, 2014	152,584	$20.20	8.25	$—
Granted	21,492	4.92
Exercised	—	—
Forfeited and cancelled	(12,798)	18.45
Options outstanding - December 31, 2015	161,278	$18.30	6.97	$—
Options exercisable - December 31, 2015	114,198	$21.55	6.44	$—
Options vested and expected to vest - December 31, 2015	161,102	$18.31	6.97	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date. The total intrinsic value of options exercised for the years ended December 31, 2015 and 2014 was $0 and $0, respectively. As of December 31, 2015, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $307,000 which is expected to be recognized over a weighted average period of 1.6 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

Restricted Stock Units

The Company began granting restricted stock units (RSUs) to employees during 2013 in conjunction with the adoption of the Equity Plan.  The fair value of RSU awards is the closing price of the Company’s common stock on the date of grant and is recognized as compensation expense on a straight-line basis over the respective vesting period. The stock awards granted have a requisite service period between three and four years with annual vesting on the grant anniversary date.

A summary of RSU activity for the years ended December 31, 2015 and 2014 is presented below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2013	59,851	$9.75
Granted	27,376	13.65
Vested and released	(19,953)	9.75
Forfeited and cancelled	—	—
RSUs outstanding - December 31, 2014	67,274	$11.33
Granted	31,309	4.77
Vested and released	(26,669)	10.75
Forfeited and cancelled	(9,555)	10.90
RSUs outstanding - December 31, 2015	62,359	$8.36

As of December 31, 2015, the total unrecognized compensation cost related to unvested stock awards was approximately $376,000.  This cost will be recognized on a straight-line basis over the next 1.8 years and will be adjusted for estimated forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2015 and 2014, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2015	2014
Research and development	$175	$158
General and administrative	$424	$489
Total	$599	$647

Stock-based compensation expense related to non-employees was approximately $25,000 in 2015 and negligible in 2014. ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $122,000 and $108,000 for the years ended December 31, 2015 and 2014, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. Since June 2005 through December 31, 2015, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $124.3 million, and approximately $1.2 million of research and development credits that may be used to offset future taxable income. The net operating loss carryforwards will expire beginning 2025 through 2035. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by IRC Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions, and its offering of common stock completed in June 2015. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $48.6 million at December 31, 2015, reflecting an increase of approximately $4.2 million from December 31, 2014. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2015, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34% for 2015 and 2014, as a result of the following (in thousands):

	Years ended December 31,
	2015	2014
U.S. federal income tax benefit at statutory rates	$(3,891)	$(3,294)
State income tax benefit, net of federal benefit	(350)	(296)
Research and experimentation credits	(181)	(171)
Change in tax rate	—	1,041
Deferred tax asset adjustment	76	2,907
Other	188	178
Change in valuation allowance	4,158	(365)
	$—	$—

Without regard to the deferred tax liability on the impaired IPR&D, the Company has had no provision for income taxes since inception due to its S-corporation status and its subsequent net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The Company early-adopted ASU 2015-17 as of December 31, 2015 retrospectively and as a result, reclassified our December 31, 2014 current deferred tax asset, and related valuation allowance, to noncurrent in the summary table below.  The income tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s net deferred tax assets consisted of the following (in thousands):

	Years ended December 31,
	2015	2014
Noncurrent deferred tax assets:
Net operating loss carryforwards	$46,056	$42,135
Charitable contribution carryforwards	454	410
Research and experimentation credits	1,172	991
Capitalized intangibles	746	741
Stock based compensation	162	158
Depreciation and amortization	2	2
Vacation accrual	28	25
Other	—	—
Total noncurrent deferred tax assets	48,620	44,462
Valuation allowance	(48,620)	(44,462)
Net noncurrent deferred tax assets	$—	$—

Noncurrent deferred tax liabilities:
Noncurrent deferred tax liabilities	$—	$—
Net noncurrent deferred tax liabilities	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2015 and 2014, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No material amounts of interest or penalties were recognized in the financial statements for the years ended December 31, 2015 and 2014.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2015 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The Company adopted the new framework in 2014.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2016 Annual Meeting of Stockholders.

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

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/S/ BRIAN L. SELBY
Brian L. Selby Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

Date: March 17, 2016

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 17, 2016
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	March 17, 2016
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 17, 2016
Linda Grais
/s/ Raymond Woosley	Director	March 17, 2016
Raymond Woosley
/s/ Robert Conway	Director	March 17, 2016
Robert Conway
/s/ Daniel Mitchell	Director	March 17, 2016
Daniel Mitchell

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated September 24, 2008, among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.	8-K*	9/25/2008	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated October 28, 2008, by and among Nuvelo, Inc., Dawn Acquisition Sub, Inc. and ARCA biopharma, Inc.	8-K*	10/29/2008	2.5
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.3
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.4
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.5
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.6
4.6	Warrant to Purchase Stock Agreement, dated October 18, 2009, by and between ARCA biopharma, Inc. and BioMed Realty, L.P.	10-K	3/4/2010	4.19
4.7	Form of Common Stock Purchase Warrant.	8-K	4/18/2011	4.1
4.8	Form of Warrant to Purchase Common Stock.	8-K	12/22/2011	4.1
4.9	Form of Common Stock Purchase Warrant.	8-K	8/3/2012	4.1
4.10	Form of Warrants to Purchase Shares of Common Stock, dated October 22, 2012.	8-K	10/23/2012	4.1
4.11	Form of Warrants to Purchase Shares of Common Stock, dated December 20, 2012.	8-K	12/19/2012	4.1
4.12	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
4.13	Form of Common Stock Purchase Warrant.	8-K	2/1/2013	4.1
4.14	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.	S-1/A	5/15/2013	4.1
4.15	Form of Common Stock Purchase Warrant.	S-1/A	5/15/2013	4.3
4.16	Form of Common Stock Purchase Warrant.	8-K	2/4/2014	4.1
4.17	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.	8-K	2/4/2014	4.3
4.18	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.19	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.20	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.	10-Q	5/15/2009	10.10
10.4†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.1
10.5†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.2
10.6†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.3
10.7†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.4
10.8†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.5
10.9†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.6
10.10†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.7
10.11†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.8
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.9
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.	8-K	1/28/2009	10.10

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.14†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.19†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.20	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.21†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.23†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.24†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.25†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.26	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.27	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.28§	License Agreement, dated April 15, 2011, by and between ARCA biopharma and the University of Cincinnati.	10-Q	5/16/2011	10.3
10.29§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.30	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.31	Form of Registration Rights Agreement.	8-K	12/22/2011	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.32	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Michael Bristow.	10-Q	5/14/2012	10.1
10.33	Waiver and Amendment Agreement, dated March 30, 2012, by and between ARCA biopharma, Inc. and Christopher Ozeroff.	10-Q	5/14/2012	10.3
10.34	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.35	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.36	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.37	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.38	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.39	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.40	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.41	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.42	Subscription Agreement.	8-K	2/1/2013	10.1
10.43	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.43(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.44	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.45	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1
10.46	Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective March 2, 2016.	8-K	3/7/2016	10.1
10.47†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.48†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.49†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.50†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.51†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.52†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.53†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.54†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.55§	Clinical Research Agreement by and between ARCA biopharma, Inc. and Duke University, dated November 5, 2013.	10-K	3/20/2014	10.65
10.56§	Change Order No. 1 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 12, 2014.	10-Q	11/12/2014	10.1
10.57§	Change Order No. 2 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated March 13, 2015.	10-Q	5/12/2015	10.1
10.58§	Change Order No. 3 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated August 27, 2015.	10-Q	11/12/2015	10.1
10.59§	Change Order No. 4 to Clinical Research Agreement between ARCA biopharma, Inc. and Duke University, dated November 10, 2015.	10-Q	11/12/2015	10.2
10.60	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.	8-K	4/22/2013	10.1
10.61	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.	10-Q	8/13/2013	10.2
10.62§	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014.	10-Q	8/13/2014	10.1
10.63§	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014.	10-Q	11/12/2014	10.2
10.64§	Canadian Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated February 4, 2015.	10-K	3/19/2015	10.64
10.65†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.66†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.1
14.1	Code of Business Conduct and Ethics	10-Q	11/16/2009	14.1

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

*	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, File No. 000-22873.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.