Form 10-Q
period 2016-03-31
ARCA biopharma, Inc.
filed 2016-05-11
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 9, 2016: 9,066,348

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,717	$38,802
Marketable securities	910	—
Other current assets	391	114
Total current assets	31,018	38,916
Marketable securities	5,306	—
Property and equipment, net	24	28
Other assets	580	630
Total assets	$36,928	$39,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744	$364
Payable for purchases of marketable securities	1,009	—
Accrued compensation and employee benefits	152	669
Accrued expenses and other liabilities	439	471
Total current liabilities	2,344	1,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2016 and December 31, 2015; 9,056,647 and 9,051,217 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9	9
Additional paid-in capital	134,283	134,128
Accumulated other comprehensive income	6	—
Accumulated deficit	(99,714)	(96,067)
Total stockholders’ equity	34,584	38,070
Total liabilities and stockholders’ equity	$36,928	$39,574

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$2,594	$1,707
General and administrative	1,074	1,037
Total costs and expenses	3,668	2,744
Loss from operations	(3,668)	(2,744)

Interest and other income	21	1
Interest expense	—	(1)
Net loss	$(3,647)	$(2,744)

Change in unrealized gain on marketable securities	6	—
Comprehensive loss	$(3,641)	$(2,744)

Net loss per share:
Basic and diluted	$(0.40)	$(0.91)
Weighted average shares outstanding:
Basic and diluted	9,053,186	3,023,932

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2014	3,021,498	$3	$99,360	$—	$(84,622)	$14,741
Issuance of common stock for cash, net of offering costs	6,003,082	6	34,169	—	—	34,175
Issuance of common stock upon vesting of Restricted Stock Units	26,669	—	—	—	—	—
Adjustment for fractional shares	(32)	—	—	—	—	—
Share-based compensation	—	—	599	—	—	599
Net loss	—	—	—	—	(11,445)	(11,445)
Balance, December 31, 2015	9,051,217	9	134,128	—	(96,067)	38,070
Issuance of common stock upon vesting of Restricted Stock Units	5,430	—	—	—	—	—
Share-based compensation	—	—	155	—	—	155
Change in unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(3,647)	(3,647)
Balance, March 31, 2016	9,056,647	$9	$134,283	$6	$(99,714)	$34,584

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,647)	$(2,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	4
Amortization of other assets	57	31
Share-based compensation	155	130
Change in operating assets and liabilities:
Other current assets	(277)	(139)
Other assets	(7)	—
Accounts payable	380	(144)
Accrued compensation and employee benefits	(517)	(206)
Accrued expenses and other liabilities	(32)	(43)
Other	—	(2)
Net cash used in operating activities	(3,883)	(3,113)
Cash flows from investing activities:
Purchases of property and equipment	(1)	(2)
Purchases of marketable securities	(5,201)	—
Net cash used in investing activities	(5,202)	(2)
Cash flows from financing activities:
Repayment of principal on vendor finance agreement	—	(55)
Net cash used in financing activities	—	(55)
Net decrease in cash and cash equivalents	(9,085)	(3,170)
Cash and cash equivalents, beginning of period	38,802	15,354
Cash and cash equivalents, end of period	$29,717	$12,184
Supplemental cash flow information:
Interest paid	$—	$1
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$—	$138
Change in unrealized gain on marketable securities	$6	$—
Payable for purchases of marketable securities	$1,009	$—

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc., or the Company or ARCA, a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company principally focused on developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacologically unique beta-blocker and mild vasodilator that ARCA is evaluating in a clinical trial for the treatment of atrial fibrillation (AF) in patients with heart failure with reduced left ventricular ejection fraction (HFREF). The Company has identified common genetic variations in receptors in the cardiovascular system that it believes interact with Gencaro’s pharmacology and may predict patient response to the drug.

The Company is testing this hypothesis in a Phase 2B/Phase 3 clinical trial of Gencaro, known as GENETIC-AF. The AF indication for Gencaro was chosen based on clinical data from a prior Phase 3 heart failure (HF) trial of Gencaro in 2,708 HF patients, or the BEST trial, which suggested that Gencaro may be successful in reducing or preventing AF.

GENETIC-AF is a Phase 2B/Phase 3 multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data and Safety Monitoring Board (DSMB) will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24 week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study continue to Phase 3.  The DSMB may also recommend that the study be halted.  Based on the current enrollment rate, the Company expects to enroll at least 150 patients by the end of 2016.  The Company expects the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the second quarter of 2017.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients, subject to the Company obtaining sufficient financing to fund the Phase 3 portion of the trial.

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

In June 2015, the Company raised approximately $34.2 million in net proceeds to provide additional funds for the Phase 2B/3 GENETIC-AF trial and the Company’s ongoing operations.  The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through at least the end of 2017.  However, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects to raise additional capital to finance the completion of GENETIC-AF and the Company’s future operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

There are significant uncertainties surrounding the clinical development timelines and costs and likely the need to raise a significant amount of capital in the future.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Reverse Stock Split

On September 3, 2015, the Company completed a 1-for-7 reverse stock split of its common stock.  All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued FASB Accounting Standards Update (ASU No. 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 will be effective for fiscal years and interim periods ending after December 15, 2016, with early adoption being permitted for annual and interim periods for which financial statements have not been issued. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued.  There are significant uncertainties surrounding the clinical development timelines and costs and likely the need to raise a significant amount of capital in the future.  The Company does not expect a significant impact on the financial position, results of operations or disclosures upon adoption of this guidance.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 will be effective for fiscal years beginning after December 31, 2015. The Company adopted this guidance as of January 1, 2016 and there was no impact to the financial statements.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-09 on our financial statements.

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

Because we reported a net loss for the three months ended March 31, 2016 and 2015, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2016	2015
Potentially dilutive securities, excluded:
Outstanding stock options	175,041	170,016
Unvested restricted stock units	56,458	89,575
Warrants to purchase common stock	3,739,948	1,338,715
	3,971,447	1,598,306

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of March 31, 2016 (in thousands):

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$512	$—	$—	$512
Commercial paper	398	—	—	398
Total	$910	$—	$—	$910
Long-term available-for-sale securities:
Corporate bonds	$4,850	$7	$(1)	$4,856
U.S. government agency	450	—	—	450
Total	$5,300	$7	$(1)	$5,306

As of March 31, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$910	$910
Due in one to two years	5,300	5,306
Total	$6,210	$6,216

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are classified into the following hierarchy:

●

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.  The Company’s Level 1 assets consist of money market investments. The Company does not have any Level 1 liabilities.

●

Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.  The Company’s Level 2 assets consist of corporate bonds, U.S. government agency and commercial paper securities.  The Company does not have any Level 2 liabilities.

●	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2016
Money market	$29,682	$29,682	$—	$—
Corporate bonds	5,368	—	5,368	—
U.S. government agency	450	—	450	—
Commercial paper	398	—	398	—
Total	$35,898	$29,682	$6,216	$—

December 31, 2015
Money market	$38,728	$38,728	$—	$—
Total	$38,728	$38,728	$—	$—

As of March 31, 2016 and December 31, 2015, the Company had $29.7 million and $38.7 million, respectively, of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the three month period ended March 31, 2016.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2016	December 31, 2015
Computer equipment	3 years	$79	$90
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	91	91
Computer software	3 years	85	84
Leasehold improvements	Lesser of useful life or life of the lease	8	8
		405	415
Accumulated depreciation and amortization		(381)	(387)
Property and equipment, net		$24	$28

For the three months ended March 31, 2016 and 2015, depreciation and amortization expense was $5,000 and $4,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2016 and 2015 was $117,000 and $90,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2016 (in thousands):

Remainder of 2016	$48
2017	83
2018	88
2019	83
Total future minimum lease payments	$302

Rent expense for the three months ended March 31, 2016 and 2015 was $20,000 and $20,000, respectively.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC (CPEC), who has licensed rights in Gencaro from Bristol Myers Squib (BMS). CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.  If the FDA grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan.  The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The agreement states that the Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

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

As of March 31, 2016, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2016	82,816	$68.19
2017	24,124	17.89
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,739,948	$9.70

(8) Share-based Compensation

For the three month periods ended March 31, 2016 and 2015, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$42	$42
General and administrative	113	88
Total	$155	$130

Stock option transactions for the three month period ended March 31, 2016 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2015	161,278	$18.30	6.97
Granted	32,000	3.44
Exercised	—	—
Forfeited and cancelled	(18,237)	28.94
Options outstanding at March 31, 2016	175,041	$14.48	7.93
Options exercisable at March 31, 2016	114,852	$17.94	7.49
Options vested and expected to vest	174,914	$14.48	7.93

Stock award transactions for the three month period ended March 31, 2016 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2015	62,359	$8.36
Granted	—	—
Vested and released	(5,430)	13.65
Forfeited and cancelled	(471)	4.69
Restricted stock units outstanding at March 31, 2016	56,458	$7.88

(9) Income Taxes

In accordance with GAAP, a valuation allowance should be provided if it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.  The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income. Due to the uncertainty of future profitable operations and taxable income, the Company has recorded a full valuation allowance against its net deferred tax assets.  The Company believes its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and, therefore, has no reserve for uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, potential timing for patient enrollment in the GENETIC-AF trial, the ongoing Gencaro trial for the prevention of atrial fibrillation, potential recommendations of the GENETIC-AF DSMB, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, our ability to obtain additional funding or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2015, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

AF is a disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular and uncoordinated. The irregular contraction pattern associated with AF causes blood to pool in the atria, predisposing the formation of clots potentially resulting in stroke.  In addition, AF may also contribute to worsening heart failure.

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

GENETIC-AF is a Phase 2B/Phase 3 multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.   A subset of patients in the trial will also undergo continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The combined Phase 2B/Phase 3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the Toprol XL arm.  We received guidance from the United States Food and Drug Administration, or FDA, regarding the GENETIC-AF clinical trial prior to initiation of the trial. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than or equal to 0.01 could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, when submitted with the prior Phase 3 BEST trial data, for the approval of Gencaro for an AF indication in HFREF patients.  A second trial may be required if the GENETIC-AF trial results produce a p-value greater than 0.01.  The trial is currently enrolling patients in the United States and Canada.

The GENETIC-AF Data and Safety Monitoring Board, or DSMB, will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should continue to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after at least 150 patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24-week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study continue to Phase 3.  The DSMB may also recommend that the study be halted.  Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the second quarter of 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential sites in European countries, where we anticipate expanding the study to support both the later portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  We received no objections from the FDA and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test to identify the patient’s receptor genotype.  We have an agreement with Laboratory Corporation of America, or LabCorp, to provide the companion diagnostic test and services to support our GENETIC-AF trial.  LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test which is being used in our GENETIC-AF clinical trial.  We retain all rights to the genetic test.

Medtronic, Inc., or Medtronic, the world’s largest medical technology company, is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA is conducting a substudy that includes continuous monitoring of the cardiac rhythms in a subset of patients enrolled during the trial.  The collaboration is administered by a joint ARCA-Medtronic committee. Medtronic uses its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for U.S. patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of U.S. patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF continues to Phase 3, we will continue to enroll additional patients, with Medtronic devices for monitoring and recording AF burden, in the substudy.  Medtronic will provide the agreed upon CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio may provide market exclusivity for these uses of Gencaro into approximately 2030 in the United States and Europe.

To support the continued development of Gencaro, in June 2015, we completed a private placement that raised approximately $34.2 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  We are seeking to enroll up to 250 HFREF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended March 31, 2016 was $2.6 million compared to $1.7 million for the corresponding period of 2015, an increase of approximately $0.9 million.  The increase in our R&D expense in the three month period ended March 31, 2016 is due, primarily, to the increased clinical expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $610,000 for the three months ended March 31, 2016. The cost increases in the three month period are primarily due to clinical trial cost activities, as well as increased personnel costs.  The increased clinical trial costs for the comparative period relate to an increase in clinical trial sites and increased patient enrollment.

Manufacturing process development costs increased approximately $200,000 for the three month period ended March 31, 2016 compared to the corresponding periods of 2015.  The increase is a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial and related product testing.

We expect R&D expense in 2016 to be higher than 2015 as we activate new clinical sites and enroll additional patients in our GENETIC-AF clinical trial and incur incremental costs associated with transitioning to the protocol amended in the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was $1.1 million for the three months ended March 31, 2016 as compared to $1.0 million for the corresponding period in 2015, an increase of $37,000.  The net increase for the three month period is comprised primarily of increased franchise taxes and outside services.

G&A expenses in 2016 are expected to be higher than in 2015 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $21,000 and $1,000 in the three months ended March 31, 2016 and 2015, respectively. We expect interest income to be slightly higher in 2016, as we plan to invest our cash in higher yield securities.

Interest Expense

Interest expense was $0 and $1,000 in the three months ended March 31, 2016 and 2015, respectively. Based on our current capital structure, interest expense for the remainder of 2016 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$29,717	$38,802
Marketable securities, short and long-term	$6,216	—
Cash, cash equivalents and marketable securities	$35,933	$38,802

As of March 31, 2016, we had total cash, cash equivalents and marketable securities of approximately $35.9 million, as compared to $38.8 million as of December 31, 2015. The net decrease of $2.9 million in the three month period reflects the approximately $3.9 million of cash used to fund operating activities during the three months ended March 31, 2016, offset by the payable for purchases of marketable securities of $1.0 million as of March 31, 2016.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,883)	$(3,113)
Investing activities	(5,202)	(2)
Financing activities	—	(55)
Net decrease in cash and cash equivalents	$(9,085)	$(3,170)

Net cash used in operating activities for the three months ended March 31, 2016 increased approximately $770,000 compared with the same period in 2015.  This is primarily due to higher outflows related to a higher net loss in 2016, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2016 was $5.2 million for the purchase of marketable securities and $1,000 for the purchase of property and equipment.

There was no net cash provided by financing activities for the three months ended March 31, 2016.  Net cash used in financing activities was $55,000 for the three months ended March 31, 2015 representing payments on a vendor financing arrangement.

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015 and February 2016.  In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential sites in European countries, where we anticipate expanding the study to support both the later portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the second quarter of 2017.   Although our active clinical sites are currently operating under the revised protocol, we do not yet know how these protocol changes will impact enrollment or if our new enrollment projections will prove to be accurate.

We believe that our current cash and cash equivalents, including the net proceeds from our equity financing completed in June 2015, will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017.  However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.  If we elect to continue to the Phase 3 portion of GENETIC-AF, the sale of additional equity or convertible debt securities or a strategic transaction or collaboration will be necessary for us to complete the Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting, other than adding controls around the accounting for our marketable securities.   During the first quarter of 2016, we began investing a portion of our assets in marketable securities and, as a result, have implemented new internal controls related to this process.

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

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro, including the costs associated with the GENETIC-AF clinical trial, and the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations. Even if we are able to fund continued development and Gencaro is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro.

We believe our cash, cash equivalents and marketable securities balance as of March 31, 2016 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether the trial should continue to Phase 3.  Should the DSMB interim analysis indicate that the data are consistent with pre-trial statistical assumptions and the potential for achieving statistical significance for the Phase 3 endpoint, the DSMB may recommend that the study continue to Phase 3.  The DSMB may also recommend that the study be halted.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not continue to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying on third parties to conduct certain aspects of our clinical trial. We have contracted with Duke University, as our CRO, to conduct components of our GENETIC-AF trial. As a result of this contract, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial.  In order to potentially expand GENETIC-AF to Europe, we contracted with a European CRO for this portion of the study.  Because we contracted with a European CRO to conduct the study in European countries, we will have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff.  Additionally, we have no way of knowing if we will experience an increased or decreased number of restrictions in this regard as compared to our experience with our U.S. CRO.

Even though we are using CROs to conduct components of our clinical trial, and may rely on additional CROs in the future, we have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the CROs. We have never conducted a clinical trial and the inability of our current staff to adequately manage any CRO that we engage may exacerbate the risks associated with relying on a CRO.

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

As of May 9, 2016, the closing price of our common stock was $3.54 per share, and the total market value of our listed securities was approximately $32.1 million. As of March 31, 2016, we had stockholders’ equity of $34.6 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We currently have a collaboration agreement with Medtronic for the support of our GENETIC-AF trial. Medtronic can terminate its collaboration with us for various reasons including uncured material breach of the collaboration by us, an ARCA bankruptcy, if, after FDA communication, it is reasonably concluded that the FDA will not allow GENETIC-AF to enroll or continue, or if Medtronic’s obligations under the collaboration agreement are unilaterally expanded. We may seek additional third party collaborators for the development of Gencaro or other product candidates.

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

Our audited financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2014, our management and our independent registered public accountants concluded that substantial doubt existed as to our ability to continue as a going concern, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding.  In June 2015, we completed an equity financing for net proceeds of approximately $34.2 million.  We believe our cash, cash equivalents and marketable securities balance as of March 31, 2016 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we elect to continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Therefore, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2016, we had approximately 9.1 million shares of common stock outstanding, 20% of which is approximately 1.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to our “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated a clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in up to 250 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to approximately an additional 370 patients. Based on the current enrollment rate, we expect to enroll at least 150 patients by the end of 2016.  We expect the outcome of the DSMB interim analysis and recommendation regarding the potential transition to Phase 3 in the second quarter of 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2016, approximately 9.1 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2016, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2016, there were approximately 231,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2016 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits filed with this, or incorporated herein by reference into, this Quarterly Report on Form 10-Q is found in the Exhibit Index immediately following the signature page hereof. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: May 11, 2016

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1	Amendment to Office Lease Agreement, effective March 2, 2016, between ARCA biopharma, Inc. and Circle Point Properties, LLC.	8-K	3/7/2016	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.