Form 10-Q
period 2016-09-30
ARCA biopharma, Inc.
filed 2016-11-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 10, 2016: 9,082,366

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,095	$38,802
Marketable securities	15,373	—
Other current assets	320	114
Total current assets	23,788	38,916
Marketable securities	3,967	—
Property and equipment, net	69	28
Other assets	855	630
Total assets	$28,679	$39,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,141	$364
Accrued compensation and employee benefits	162	669
Accrued expenses and other liabilities	853	471
Total current liabilities	2,156	1,504
Deferred rent, net of current portion	43	—
Total liabilities	2,199	1,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2016 and December 31, 2015; 9,080,703 and 9,051,217 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9	9
Additional paid-in capital	134,744	134,128
Accumulated other comprehensive income	(6)	—
Accumulated deficit	(108,267)	(96,067)
Total stockholders’ equity	26,480	38,070
Total liabilities and stockholders’ equity	$28,679	$39,574

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$3,720	$1,716	$9,227	$5,170
General and administrative	992	1,101	3,094	3,110
Total costs and expenses	4,712	2,817	12,321	8,280
Loss from operations	(4,712)	(2,817)	(12,321)	(8,280)

Interest and other income	53	4	121	7
Interest expense	—	(1)	—	(4)
Net loss	$(4,659)	$(2,814)	$(12,200)	$(8,277)

Change in unrealized loss on marketable securities	(19)	—	(6)	—
Comprehensive loss	$(4,678)	$(2,814)	$(12,206)	$(8,277)

Net loss per share:
Basic and diluted	$(0.51)	$(0.31)	$(1.35)	$(1.54)
Weighted average shares outstanding:
Basic and diluted	9,068,376	9,034,016	9,062,516	5,358,629

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2014	3,021,498	$3	$99,360	$—	$(84,622)	$14,741
Issuance of common stock for cash, net of offering costs	6,003,082	6	34,169	—	—	34,175
Issuance of common stock upon vesting of Restricted Stock Units	26,669	—	—	—	—	—
Adjustment for fractional shares	(32)	—	—	—	—	—
Share-based compensation	—	—	599	—	—	599
Net loss	—	—	—	—	(11,445)	(11,445)
Balance, December 31, 2015	9,051,217	9	134,128	—	(96,067)	38,070
Issuance of common stock upon vesting of Restricted Stock Units	29,486	—	—	—	—	—
Share-based compensation	—	—	605	—	—	605
Change in unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Other	—	—	11	—	—	11
Net loss	—	—	—	—	(12,200)	(12,200)
Balance, September 30, 2016	9,080,703	$9	$134,744	$(6)	$(108,267)	$26,480

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,200)	$(8,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	14
Amortization of other assets	207	133
Amortization of premiums and discounts on marketable securities	100	—
Share-based compensation	605	454
Change in operating assets and liabilities:
Other current assets	(98)	147
Other assets	(303)	(229)
Accounts payable	648	(167)
Accrued compensation and employee benefits	(507)	(215)
Accrued expenses and other liabilities	391	229
Other	(5)	(3)
Net cash used in operating activities	(11,145)	(7,914)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(9)
Purchases of marketable securities	(20,504)	—
Proceeds from maturities of marketable securities	950	—
Net cash used in investing activities	(19,562)	(9)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	37,000
Common stock offering costs	—	(2,756)
Repayment of principal on vendor finance agreement	—	(193)
Net cash provided by financing activities	—	34,051
Net (decrease) increase in cash and cash equivalents	(30,707)	26,128
Cash and cash equivalents, beginning of period	38,802	15,354
Cash and cash equivalents, end of period	$8,095	$41,482
Supplemental cash flow information:
Interest paid	$—	$4
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$(11)	$69
Change in unrealized loss on marketable securities	$(6)	$—
Leasehold improvement lease incentive	$48	$—

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

GENETIC-AF is a Phase 2B/Phase 3, multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data and Safety Monitoring Board (DSMB) will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether or not the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24-week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Based on the results of the interim analysis, the DSMB may recommend that the trial proceed to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  ARCA, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on the Company’s available financing.  Based on the current enrollment projections, the Company now expects to reach 150 patients enrolled in the trial during the first quarter of 2017.  The Company projects that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients, subject to the Company obtaining sufficient financing to fund the Phase 3 portion of the trial.

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

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	progress of GENETIC-AF, including enrollment and any data that may become available;
•	the costs and timing for the GENETIC-AF clinical trial in order to gain possible FDA approval for Gencaro;
•	the market price of the Company’s stock and the availability and cost of additional equity capital;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU No. 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 will be effective for fiscal years and interim periods ending after December 15, 2016, with early adoption being permitted for annual and interim periods for which financial statements have not been issued. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued.  There are significant uncertainties surrounding the clinical development timelines and costs and likely the need to raise a significant amount of capital in the future.  The Company does not expect a significant impact on the financial position or results of operations and is evaluating the impact on disclosures upon adoption of this guidance.

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

Because we reported a net loss for the three and nine months ended September 30, 2016 and 2015, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2016	2015
Potentially dilutive securities, excluded:
Outstanding stock options	584,865	170,545
Unvested restricted stock units	32,402	71,780
Warrants to purchase common stock	3,718,022	3,739,948
	4,335,289	3,982,273

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of September 30, 2016 (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$14,982	$2	$(11)	$14,973
Commercial paper	400	—	—	400
Total	$15,382	$2	$(11)	$15,373
Long-term available-for-sale securities:
Corporate bonds	$3,964	$6	$(3)	$3,967
Total	$3,964	$6	$(3)	$3,967

As of September 30, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$15,382	$15,373
Due in one to two years	3,964	3,967
Total	$19,346	$19,340

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

•

Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.  The Company’s Level 2 assets consist of corporate bonds and commercial paper securities.  The Company does not have any Level 2 liabilities.

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2016
Money market	$8,026	$8,026	$—	$—
Corporate bonds	18,940	—	18,940	—
Commercial paper	400	—	400	—
Total	$27,366	$8,026	$19,340	$—

December 31, 2015
Money market	$38,728	$38,728	$—	$—
Total	$38,728	$38,728	$—	$—

As of September 30, 2016 and December 31, 2015, the Company had $8.0 million and $38.7 million, respectively, of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the nine month period ended September 30, 2016.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2016	December 31, 2015
Computer equipment	3 years	$81	$90
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	91
Computer software	3 years	84	84
Leasehold improvements	Lesser of useful life or life of the lease	59	8
		449	415
Accumulated depreciation and amortization		(380)	(387)
Property and equipment, net		$69	$28

For the nine months ended September 30, 2016 and 2015, depreciation and amortization expense was $17,000 and $14,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2016 and 2015 was $329,000 and $277,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2016 (in thousands):

Remainder of 2016	$7
2017	83
2018	88
2019	83
Total future minimum lease payments	$261

Rent expense for the nine months ended September 30, 2016 and 2015 was $62,000 and $60,000, respectively.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC

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

As of September 30, 2016, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2016	60,890	$87.39
2017	24,124	17.89
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,718,022	$9.67

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2016 and 2015, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$94	$42	$189	$132
General and administrative	173	107	416	322
Total	$267	$149	$605	$454

Stock option transactions for the nine month period ended September 30, 2016 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2015	161,278	$18.30	6.97
Granted	442,300	3.31
Exercised	—	—
Forfeited and cancelled	(18,713)	28.39
Options outstanding at September 30, 2016	584,865	$6.64	9.02
Options exercisable at September 30, 2016	159,887	$14.55	7.46
Options vested and expected to vest	583,904	$6.65	9.02

Stock award transactions related to restricted stock units for the nine month period ended September 30, 2016 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2015	62,359	$8.36
Granted	—	—
Vested and released	(29,486)	8.78
Forfeited and cancelled	(471)	4.69
Restricted stock units outstanding at September 30, 2016	32,402	$8.02

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

GENETIC-AF is a Phase 2B/Phase 3, multi-center, randomized, double-blind, adaptive design clinical trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker Toprol XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFREF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.   A subset of patients in the trial will also undergo continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The combined Phase 2B/Phase 3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the Toprol XL arm.  We received guidance from the United States Food and Drug Administration, or FDA, regarding the GENETIC-AF clinical trial prior to initiation of the trial. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than or equal to 0.01 could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, when submitted with the prior Phase 3 BEST trial data, for the approval of Gencaro for an AF indication in HFREF patients.  A second trial may be required if the GENETIC-AF trial results produce a p-value greater than 0.01.  The trial is currently enrolling patients in the United States, Canada and certain European countries.

The GENETIC-AF Data and Safety Monitoring Board, or DSMB, will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether or not the trial should continue to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after at least 150 patients have evaluable endpoint data.  An enrolled patient has evaluable endpoint data either when they experience their first endpoint event, or after they complete the 24-week follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Based on the results of the interim analysis, the DSMB may recommend that the trial proceed to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  We, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on our available financing.  Based on the current enrollment projections, we now expect to reach 150 patients enrolled in the trial during the first quarter of 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications will facilitate site recruitment and enrollment in existing trial sites and potential additional sites in European countries, where we are expanding the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  We received no objections from the FDA and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

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

R&D expense for the three months ended September 30, 2016 was $3.7 million compared to $1.7 million for the corresponding period of 2015, an increase of approximately $2.0 million.  R&D expense for the nine months ended September 30, 2016 was $9.2 million compared to $5.2 million for the corresponding period of 2015, an increase of approximately $4.1 million.  The increase in our R&D expense in the three and nine month periods ended September 30, 2016 is due, primarily, to the increased expense of our GENETIC‑AF clinical trial.

Clinical expense increased approximately $933,000 for the three months and $2.1 million for the nine months ended September 30, 2016, as compared to the corresponding periods of 2015.  The cost increases in the three and nine month periods are primarily due to clinical trial cost activities, as well as increased personnel costs.  The increased clinical trial costs for the comparative period relate to an increase in patient enrollment and increased costs to support expanding into Europe.

Manufacturing process development costs increased approximately $915,000 for the three month period and increased approximately $1.7 million for the nine month period ended September 30, 2016 compared to the corresponding periods of 2015.  The increase is a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial and related product testing.

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

G&A expense was $1.0 million for the three months ended September 30, 2016 as compared to $1.1 million for the corresponding period in 2015, a decrease of $0.1 million.  G&A expense was $3.1 million for the nine months ended September 30, 2016 as compared to $3.1 million for the corresponding period in 2015, a decrease of $16,000.  The net decrease for the three and nine month periods is comprised primarily of 2015 costs related to a reverse stock split in September 2015, with no corresponding transaction in 2016. This decrease is partially offset by increased non-cash, stock-based compensation expense in 2016, as compared to the corresponding periods in 2015.

G&A expenses in 2016 are expected to be higher than in 2015 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $53,000 and $4,000 in the three months ended September 30, 2016 and 2015, respectively.  Interest and other income was $121,000 and $7,000 in the nine months ended September 30, 2016 and 2015, respectively. We expect interest income to be slightly higher in 2016 than in 2015, as we plan to invest our cash in higher yield securities.

Interest Expense

We had no interest expense in the three or nine month periods ended September 30, 2016.  Interest expense was $1,000 and $4,000 in the three and nine months ended September 30, 2015, respectively.  Based on our current capital structure, interest expense for the remainder of 2016 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	September 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$8,095	$38,802
Marketable securities, short and long-term	19,340	—
Cash, cash equivalents and marketable securities	$27,435	$38,802

As of September 30, 2016, we had total cash, cash equivalents and marketable securities of approximately $27.4 million, as compared to $38.8 million as of December 31, 2015.  The net decrease of $11.4 million in the nine month period reflects the approximately $11.1 million of cash used to fund operating activities during the nine months ended September 30, 2016.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,145)	$(7,914)
Investing activities	(19,562)	(9)
Financing activities	—	34,051
Net (decrease) increase in cash and cash equivalents	$(30,707)	$26,128

Net cash used in operating activities for the nine months ended September 30, 2016 increased approximately $3.2 million compared with the same period in 2015.  This is primarily due to higher outflows related to a higher net loss in 2016, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2016 was $19.6 million.  This is related to $20.5 million for the purchases of marketable securities and $8,000 for the purchase of property and equipment, offset by $950,000 of proceeds from the maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2015 was $9,000 for the purchase of property and equipment.

There was no net cash provided by financing activities for the nine months ended September 30, 2016.  Net cash provided by financing activities was $34.1 million for the nine months ended September 30, 2015 representing approximately $34.2 million of net proceeds from our private placement completed in June 2015, less approximately $193,000 in payments on a vendor financing arrangement.

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015 and February 2016.  In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications have and will facilitate site recruitment and enrollment in existing trial sites and potential additional sites in European countries, where we are expanding the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  Based on our current enrollment projections, we now expect to reach 150 patients enrolled in the trial during the first quarter of 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017.   Although the majority of our active clinical sites are currently operating under the revised protocol, we do not know if our current enrollment projections will prove to be accurate.

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

If we continue to have difficulty enrolling a sufficient number of patients in our GENETIC-AF trial, we may need to delay or terminate our GENETIC-AF trial, which would have a negative impact on our business. Our projected clinical trial timeline assumes that we increase the rate of patient enrollment from the current rate.  If our projections are inaccurate, the trial will take significantly longer than we project.  For instance, we have amended the GENETIC-AF trial protocol three times.  We believe that the prior amendments have increased the rate of patient screening and enrollment.  We do not know if our current enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained. Delays in enrolling patients in our clinical trial would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

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

We believe our cash, cash equivalents and marketable securities balance as of September 30, 2016 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are screening and enrolling patients in our Phase 2B clinical study of Gencaro in up to 250 HFREF patients with AF, and the trial could expand to a Phase 3 clinical study of approximately 370 HFREF additional patients with AF.  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014.  We implemented amendments to the GENETIC-AF protocol in March 2015 and February 2016, which we believe expands the eligible target population, increase the patient screening and enrollment rate, and simplify trial procedures.  We believe our March 2015 protocol amendment increased our patient screening and enrollment rate.  We do not know if our current enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, which may cause GENETIC-AF to enroll more slowly and take longer than we currently project.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether or not the trial should continue to Phase 3.  Based on the results of the interim analysis, the DSMB may recommend that the trial proceed to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3, or it may recommend that the study not continue to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

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

We have received multiple potential delisting notices from Nasdaq since 2012.  During 2012 our stock price fell below the Nasdaq Capital Market’s minimum bid price requirements and we became subject to delisting from the exchange. On March 4, 2013, we executed a 1‑for‑6 reverse split of our common stock and subsequently regained compliance with the minimum bid price requirements. Additionally, in February 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  On July 15, 2015, Nasdaq notified us that we had regained compliance with the applicable minimum bid price rule. Accordingly, the matter related to the notice we received in February 2015 was closed.  Despite effecting a 1‑for‑7 reverse split of our common stock in September 2015, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time.  The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. To date, the per share price of our common stock after this reverse stock split has not been in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of November 10, 2016, the closing price of our common stock was $2.30 per share, and the total market value of our listed securities was approximately $20.9 million. As of September 30, 2016, we had stockholders’ equity of $26.5 million.

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

Our audited financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2014, our management and our independent registered public accountants concluded that substantial doubt existed as to our ability to continue as a going concern, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding.  In June 2015, we completed an equity financing for net proceeds of approximately $34.2 million.  We believe our cash, cash equivalents and marketable securities balance as of September 30, 2016 will be sufficient to fund our operations, at our projected cost structure, through at least the end of 2017. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we elect to continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Therefore, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2016, we had approximately 9.1 million shares of common stock outstanding, 20% of which is approximately 1.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated a clinical study of Gencaro in HFREF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in up to 250 patients and, depending on the outcome of the Phase 2B portion, may be expanded to a Phase 3 study with up to approximately an additional 370 patients. Based on our current enrollment projections, we now expect to reach 150 patients enrolled in the trial during the first quarter of 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

•	other clinical trials seeking to enroll subjects with similar profile;

•	failure of our clinical trials and clinical investigators to be in compliance with GCP;

•	unforeseen safety issues, including negative results from ongoing preclinical studies;

•	inability to monitor patients adequately during or after treatment;

•	difficulty recruiting and monitoring multiple study sites;

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2016, approximately 9.1 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2016, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2016, there were approximately 617,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2016 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: November 14, 2016

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