Form 10-K
period 2016-12-31
ARCA biopharma, Inc.
filed 2017-03-21
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2016, the last business day of the most recently completed second fiscal quarter, was $13,785,280 based on the last sale price of the common stock as reported on that day by the Nasdaq Capital Market.

As of March 17, 2017, the Registrant had 9,130,926 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the potential that the data from at least 150 patients will support a recommendation that the GENETIC-AF trial transition to Phase 3 or completion of Phase 2B, the potential timeline for GENETIC-AF trial activities and related recommendations of the DSMB, potential timing for patient enrollment in the GENETIC-AF trial, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed, including our ability to effect sales under the “at the market offering” agreement or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with atrial fibrillation, or AF, and chronic heart failure with reduced left ventricular ejection fraction, or HFrEF.  HFrEF constitutes an estimated 50-60% of the total heart failure, or HF population, with the remainder comprised of HF with preserved ejection fraction, or HFpEF.  We believe that Gencaro’s efficacy is enhanced in a specific genotype that is present in approximately fifty percent of the general population in the United States, and can be identified by a genetic test. We believe that with this genetic test, we may be able to predict individual patient response to Gencaro, potentially improving the efficacy of treatment for AF in HFrEF patients with this particular genotype.  We believe that Gencaro, if approved, could potentially be a safer and more effective therapy for treating or preventing AF in patients with HFrEF and could be the first genetically-targeted AF treatment. We also believe that Gencaro may have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

We are conducting a Phase 2B/Phase 3 clinical superiority trial, known as GENETIC-AF, in which we are evaluating Gencaro for the treatment and prevention of AF in HFrEF patients.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compares Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF. Enrollment in GENETIC-AF is limited to patients that possess the specific genotype that we believe enhances Gencaro’s potential therapeutic effects.  Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with this specific genotype.  In 2015, the U.S. Food and Drug Administration, or FDA, designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

AF, the most common sustained cardiac arrhythmia, is a potentially serious disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated.  AF commonly occurs together with HFrEF, with AF being both a cause and a result of HFrEF.  By increasing heart rate and producing irregular cycle lengths, AF may contribute to the disease processes that leads to the progression of HFrEF and worsening clinical outcomes.

AF is considered an epidemic cardiovascular disease and a major public health burden.  The estimated number of individuals with AF globally in 2010 was 33.5 million. According to the 2017 American Heart Association report on Cardiovascular Disease, approximately 5.2 million people in the United States had atrial fibrillation in 2015.  Hospitalization rates for AF increased by 23% among U.S. adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.    In a global registry of AF patients, the rates of heart failure (of all types) ranged from 33% in patients with paroxysmal (episodes lasting 7 days or less) to 56% in patients with permanent AF.

We believe there is a significant need for drug therapies that are safe and effective for HFrEF patients with AF, as the existing drug therapies for the treatment or prevention AF have certain safety disadvantages in HFrEF patients, such as toxic or cardiovascular adverse effects.  Most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. Consequently, in the treatment and prevention of AF in HFrEF patients, we believe there is an unmet medical need for new treatments that have fewer side effects and are more effective than currently available therapies.

We believe that data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HFrEF patients.  A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004).  In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis.  In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF.  Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-blocker in reducing major HF events in HFrEF patients with permanent AF.  We believe that in HFrEF patients, the therapeutic efficacy of TOPROL-XL is not enhanced in patients with a beta-1 389 arginine homozygous genotype, and we believe that Gencaro may be potentially unique in the beta-blocker class of drugs due to its apparent pharmacologic interaction with this beta-1 adrenergic receptor polymorphism.  The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the U.S. general population.

GENETIC-AF is an adaptive, seamless design Phase 2B/Phase 3, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  A subset of patients in the trial will also undergo continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic, Inc. devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The combined Phase 2B/Phase 3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the TOPROL-XL arm.  We received guidance from the FDA regarding the GENETIC-AF clinical trial prior to initiation of the trial. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than or equal to 0.01 could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, when submitted with the prior Phase 3 BEST trial data, for the approval of Gencaro for an AF indication in HFrEF patients.  A second trial may be required if the GENETIC-AF trial results produce a p-value greater than 0.01.  The trial is currently enrolling patients in the United States, Canada and Europe.

The GENETIC-AF Data and Safety Monitoring Board, or DSMB, will perform a pre-specified interim analysis of unblinded efficacy data when at least 150 patients have evaluable data. A randomized patient has evaluable data either when they experience their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow-up period. The analysis will be conducted for detection of evidence of safety and superior efficacy of Gencaro versus the active comparator, TOPROL-XL.

The prospectively defined features of this analysis include an estimate of Gencaro effectiveness relative to TOPROL-XL and an assessment of safety as characterized by adverse events. The relative benefit estimate will utilize Bayesian statistical methods to calculate the predictive probability of the Phase 3 patient cohort hazard ratio based on the interim Phase 2B data. Prospectively defined ranges of predictive probabilities have been predetermined to define three potential outcomes based on the projection of the Phase 2B interim results:

1) transition the trial to Phase 3 based on a likelihood of achieving a statistically significant hazard ratio in favor of Gencaro (evidence of an efficacy signal consistent with pretrial assumptions) and enroll up to a total of 620 patients (including the Phase 2B patients);

2) completion of the Phase 2B stage of the trial including 24-week follow-up of all randomized subjects (approximately 250 patients), based on an intermediate result that is potentially favorable but does not support transition of the trial to Phase 3 or;

3) immediate termination of the trial due to futility.

We, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on our available capital.  The unblinded statistical data available to the DSMB will not be disclosed to us or the public.  We randomized our 175th patient in the trial in March 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications facilitated site recruitment and enrollment in existing trial sites and additional sites in European countries, where we are expanding the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  We received no objections from the FDA and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test to identify the patient’s receptor genotype.  We have an agreement with Laboratory Corporation of America, or LabCorp, to provide the companion diagnostic test and services to support our GENETIC-AF trial.  LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test which is being used in our GENETIC‑AF clinical trial.  We retain all rights to the genetic test.

Medtronic, Inc., or Medtronic, a global healthcare solutions company, is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA is conducting a substudy that includes continuous monitoring of the cardiac rhythms in a subset of patients enrolled during the trial, which is the basis for a supportive endpoint in the trial known as AF burden.  The collaboration is administered by a joint ARCA-Medtronic committee. Medtronic uses its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for U.S. patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of U.S. patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF continues to Phase 3, we will continue to enroll additional patients, with Medtronic devices for monitoring and recording AF burden, in the substudy.  Medtronic will provide the agreed upon CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

To support the continued development of Gencaro, in June 2015, we completed a private placement that raised approximately $34.2 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  We are seeking to enroll up to 250 HFrEF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2017.  In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  We are not obligated to make any sales of our common stock, and, as of March 17, 2017, we have sold an aggregate of 43,156 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $112,000, before paying commissions to our placement agent of approximately $3,000.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Our Strategy

Our mission is to become a leading biopharmaceutical company developing cardiovascular therapies, using genetic targeting, where possible, to enhance therapeutic response. To achieve this goal, we are pursuing the following strategies:

•

Advance the development of Gencaro. We plan to advance the clinical development of Gencaro for AF in HFrEF patients by completing the GENETIC-AF clinical trial, which dependent upon the outcome of the DSMB interim analysis and our available capital, could transition to Phase 3 in 2017.  Additional development opportunities for Gencaro potentially include indication expansion or new formulation development.  We are also pursuing co-development partnerships for Gencaro.

•

Raise additional funding or complete a strategic transaction. To support the continued clinical development of Gencaro, including the GENETIC-AF clinical trial, we expect to seek additional funding, including through the sale of public or private equity or debt securities, or through the completion of a strategic transaction.

•

Build a cardiovascular pipeline. Our management and employees, including our chief executive officer, are experienced in cardiovascular research, molecular genetics and clinical development of cardiovascular therapies. We are seeking to leverage this expertise to identify, acquire and develop other cardiovascular products or candidates, particularly those with potential for pharmacogenetic based development.

•

Leverage our existing assets. We are pursuing opportunities to leverage certain of our development-stage product candidates. These opportunities include collaborations with institutions conducting proof of concept studies and government funded development.

Atrial Fibrillation in Heart Failure Market Background and Opportunity

AF is a common and potentially serious cardiac rhythm disorder.  In AF, the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated.  AF may produce uncomfortable symptoms, but can also have serious consequences. In addition to being a risk factor for stroke, AF can impair heart function by various mechanisms and lead to reduced cardiac function and progression of HF.

AF is considered an epidemic cardiovascular disease. According to the 2017 American Heart Association report on Cardiovascular Disease, approximately 5.2 million people in the United States had AF in 2015, with medical and indirect costs totaling an estimated $31 billion.  Hospitalization rates for AF increased by 23% among U.S. adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.  The approved therapies for the treatment or prevention AF have certain safety disadvantages in HFrEF patients, such as toxic or cardiovascular adverse effects, and most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. We believe there is an unmet medical need for new AF treatments that have fewer side effects than currently available therapies and are more effective, particularly in HFrEF patients.

AF often occurs in patients with HF.  HF is also one of the most prevalent and serious cardiac disorders.  In HF, cardiac function and circulatory output become impaired and cannot meet the body's metabolic demands under normal conditions.  A common type of HF is HFrEF, where left ventricular systolic function is reduced and the chamber becomes enlarged. The prevalence of AF in patients with HFrEF can vary from approximately 5% to over 50%, depending on HF severity and other factors.  In an analysis of patients with new onset HF (of all types) in the Framingham Heart Study, 57% also had AF.  In a survey of over 10,000 AF patients from 26 countries conducted in 2009 and 2010, the incidence of HF (of all types) ranged from approximately 33% to over 55%, depending on whether the patient’s AF was paroxysmal, persistent or permanent.  Therefore, there is a significant population of patients with both HF and AF, as well as HF patients at risk of developing AF.

AF and HFrEF are interrelated and share common disease processes.  The presence of HFrEF makes it more likely AF will develop or perpetuate once it is initiated; in turn, AF in patients with HFrEF may predispose to HF progression including worsening of left ventricular dysfunction, increased hospitalization burden, and increased risk of death.

In treating AF, the risk of stroke is generally addressed through the use of anticoagulants.  Beyond this, the goals of current medical therapy for AF are to maintain sinus rhythm or to control ventricular rate response in patients who cannot maintain sinus rhythm, in an effort to minimize patient symptoms and avoid the risk of further complications and disease progression. Current treatments include pharmaceutical therapy and device intervention. Device interventions, such as AF radiofrequency ablation or atrio-ventricular nodal ablation with pacemaker implantation, are considered second line therapy in treatment guidelines.

Addressing the rhythm and rate abnormalities of AF is believed to be particularly important in HFrEF patients because of the relationship between the presence of AF and HF progression.  However, the current treatment options for controlling AF in these patients have significant limitations.  While anticoagulants are commonly prescribed to address the risk of stroke in AF patients, these drugs do not address the pathological effects of the irregular and rapid heartbeat that is the hallmark of AF.  The drugs that are commonly used to control the rhythm disorder of AF, known as anti-arrhythmic drugs, have severe limitations in HFrEF patients.  These drugs may have toxic or cardiovascular adverse effects, particularly with chronic use, and most are contraindicated or have warnings in their labels for use in HF patients.

Drugs in the class known as beta-blockers are commonly prescribed for treating HFrEF and to control rapid heart rate in HF patients with AF.  Beta-blockers are generally safe for chronic use in these patients.  However, the beta-blockers currently approved or used in HF patients are not approved for treating AF and have demonstrated mild efficacy in preventing AF.  In addition, analyses of published trials indicate that current beta-blockers provide no significant benefit in improving clinical outcomes for patients with both AF and HFrEF.

We believe there is an unmet medical need for new therapeutics that may provide better treatment for patients with HFrEF and AF, which can safely treat the rhythm and rate disorders in these patients with greater efficacy, while improving their clinical outcomes and prognoses.

Gencaro

Gencaro (bucindolol hydrochloride) is an investigational, pharmacologically unique beta-blocker and mild vasodilator being developed for the treatment of AF. Gencaro is considered part of the beta-blocker class of compounds because of its property of blocking both beta-1 and beta-2, receptors in the heart. The blocking of these receptors prevents them from binding with other molecules, primarily the neurotransmitter norepinephrine, or NE, which activate these receptors. We believe that Gencaro is well-tolerated in cardiovascular patients because of its mild vasodilator effects. Originally developed by Bristol-Myers Squibb, or BMS, the active pharmaceutical ingredient, or API, in Gencaro, bucindolol hydrochloride, has been tested clinically in approximately 4,500 patients, including over 3,000 patients in seven clinical trials in HFrEF patients. Gencaro was the subject of a Phase 3 HF mortality trial in 2,708 patients, mostly in the United States, or the BEST trial. The BEST trial included a DNA bank of over 1,000 patients, which was used to evaluate the effect of genetic variation on patients’ response to Gencaro.

At the time of the BEST trial, our scientific co-founders, Dr. Michael Bristow and Dr. Stephen Liggett, hypothesized that the unique pharmacologic properties of Gencaro would interact with common genetic variations of beta-1, beta-2 and alpha-2C, adrenergic receptors, which are important receptors that regulate cardiac or adrenergic (sympathetic) nerve function. They tested this hypothesis prospectively in a substudy conducted using data from the BEST DNA bank. On the basis of this study, Drs. Bristow and Liggett have determined that patients with certain variations in these receptors had substantially improved outcomes on primary and certain secondary clinical endpoints in the trial, such as mortality, HF progression, hospitalization and prevention of arrhythmias, relative to the counterpart genotype groups and the general patient population of the BEST trial. We believe that these genetically determined receptor variations, which are detectable using standard DNA testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro, and potentially avoiding adverse events, in individual patients. We have patented our methods for treating AF and HF patients with Gencaro in the United States, Europe and other markets based on genetic testing.

Pharmacology and Pharmacogenetics

Gencaro’s pharmacology appears to be different from other compounds in the beta-blocker class in several fundamental respects. First, the National Heart, Lung and Blood Institute of the National Institutes of Health, or NHLBI, and the Cooperative Studies Program of the Department of Veterans Affairs sponsored studies, or the Liggett-Bristow investigations, conducted by Drs. Bristow and Liggett indicated that in human myocardial preparations, Gencaro, but not other tested beta-blockers used to treat HF, predisposes to a shift in equilibrium of beta-1 389 arginine but not 389 glycine receptors from a constitutively active to an inactive state, a property known as inverse agonism.  Second, other studies, including BEST, indicated that Gencaro lowers the systemic levels of the neurotransmitter norepinephrine, or NE, released by cardiac and other adrenergic nerves.  The beta-1 389 arginine receptor, 100% of the receptor population in patients with a 389 arginine homozygous genotype, has much higher affinity for binding to NE compared to 389 glycine receptors, and published data indicate that NE lowering from Gencaro is beneficial in patients who have only beta-1 389 arginine receptors.  In contrast, patients with lower NE affinity beta-1 389 glycine genotypes may have blunting of efficacy from greater amounts of NE lowering.  Third, Drs. Liggett and Bristow's investigations have revealed that NE lowering by Gencaro is in turn regulated by an adrenergic receptor polymorphism present in adrenergic nerve terminals, alpha-2C 322-325 insertion (Ins)/deletion (Del). The presence of 322-325 Del genotypes predisposes to greater amounts of Gencaro related NE lowering, which in the presence of beta-1 389 glycine genotypes can lead to compromise of efficacy.  However, for patients with a beta-1 389 arginine homozygous genotype the high affinity of this receptor for NE means that any amount of NE lowering may be beneficial, and that it is not be necessary to take the alpha-2C 322-325 Ins/ Del genotype into consideration.  As a result, the GENETIC-AF trial is targeted at patients with a beta-1 389 arginine homozygous genotype, which has been present in approximately 50% of screened patients.  We believe that these properties and their pharmacogenetic implications for modulating effectiveness are unique to Gencaro, and if the drug is approved, will be described in in the prescribing information.

Gencaro has an important interaction with the beta-1 receptor found on muscle cells, or cardiac myocytes, of the heart. The general role of the beta-1 receptor and its downstream signaling cascades is to regulate the strength and rate of the heart’s contractions. NE serves as an activator of the beta-1 receptor, causing the receptor to initiate signaling to the cardiac myocyte. Although this signaling may be beneficial to the failing heart in the short term, in chronic HFrEF patients the beta-1 receptor also initiates harmful, or cardiomyopathic, signaling which, over time, exacerbates the heart’s structural and functional decline. Beta-blockers counteract this destructive process by reducing beta-1 receptor signaling and reversing abnormal patterns of gene expression.  They do this by binding to the receptor and blocking NE molecules from binding and activating the signaling activity and, in Gencaro’s case, by inactivating constitutively active (i.e. active in the absence of NE stimulation) beta-1 389 arginine receptors and lowering NE levels.

We believe Gencaro has a powerful interaction with the higher-function beta-1 389 arginine variation of the beta-1 receptor. Laboratory studies show that constitutively active receptors will continue to signal in the presence of standard beta-blockade with neutral antagonists. The Liggett-Bristow investigations have demonstrated that in isolated preparations of human ventricular myocardium, in beta-1 389 arginine receptors carvedilol and metoprolol are neutral antagonists, and that metoprolol can block the inverse agonist effects of Gencaro that reduce the signaling of constitutively active receptors. We believe that Gencaro's inverse agonist property contributes to the enhanced lowering of heart failure and arrhythmia event rates in HFrEF patients who are beta-1 389 arginine homozygous genotype relative to individuals who are beta-1 389 Gly carriers or to the general population. In addition, we believe the unique NE lowering properties of Gencaro have a selectively beneficial effect in patients who have only beta-1 389 arginine receptors, because of the high affinity of these receptors for NE.

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

Clinical Results and the DNA Substudy

Following termination, the preliminary results of the study were analyzed and published. The preliminary determination and general perception were that the BEST trial had failed on the basis of not meeting its primary endpoint of ACM. The published values were a 10% risk reduction in mortality with a p-value of 0.10. Subsequently, we reanalyzed the results from BEST, in accordance with the FDA approved, pre-specified statistical analysis plans, which had not been performed by the sponsors of BEST when the trial was terminated. Our reanalysis demonstrated a 13% risk reduction on the primary endpoint of all-cause mortality in the BEST trial with a p-value of 0.053.

In 2003 and 2004, the results of the DNA substudy conducted by Drs. Bristow and Liggett began to be analyzed and released. The DNA substudy results indicated a significant enhancement of response on the major heart failure clinical endpoints from the BEST trial in patients with the beta-1 389 arginine homozygous genotype. The risk reduction on HF clinical efficacy endpoints such as mortality and hospitalization ranged from 34% to 48% in this genotype. In addition, in arrhythmia endpoints of atrial fibrillation or VT/VF, tracked by adverse events, or AEs, and surveillance electrocardiograms, or ECGs, the risk reduction by bucindolol in the beta‑1 389 arginine homozygous genotype appeared to be even greater, with risk reductions of 74% for both endpoints.

Shown below are certain of the primary and secondary endpoint data from the BEST HF DNA substudy results, by genotype:

BEST Trial Clinical Responses† by Genotype Groups

Endpoint (entire BEST DNA substudy, n = 1040 patients)	{beta-1 389 Arg/ Arg + any alpha-2C} “Very Favorable” Patient Type (47%)	{beta-1 389 Gly carrier+ alpha-2C Ins/Ins} “Favorable” Patient Type (40%)	{beta-1 389 Gly carrier + alpha-2C Del carrier} “Unfavorable” Patient Type (13%)
All Cause Mortality (ACM), TTE	↓ 38%*	↓ 25%	↑ 4%
Cardiovascular Mortality (CVM), TTE	↓ 48%*	↓ 40%*	↑ 11%
ACM + transplantation	↓ 43%*	↓ 24%	↑ 4%
HF (HF) Progression	↓ 34%**	↓ 20%	↓ 1%
HF Hosp days/patient	↓ 48%**	↓ 17%	↑ 19%
AF prevention (from AE and ECG db) ‡	↓ 74%**	↓ 6%	↑ 33%
VT/VF prevention (from AE db)	↓ 74%**	↓ 49%*	↓ 24%
Entered DNA substudy in AF, n = 111	beta-1 Arg/Arg, any alpha-2C	beta-1 389 Gly C, any alpha-2C
ACM/HF Hosp, TTE	↓ 77%*	↑ 52%
Cardiovascular (CV) mortality/CV Hosp	↓ 72%*	↑ 7%

†	Covariate adjusted, transplant censored analysis with 1 – hazard ratio estimates presented; ‡in 925 patients who entered in SR
*	p<0.05; **p ≤ 0.007; TTE: Time To Event

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

In patients with all genotypes, the AF risk reduction of 41-43% by Gencaro in BEST is based on an analysis of adverse events and surveillance ECG’s which was similar to AF risk reductions observed in a meta-analysis of data regarding seven placebo-controlled beta-blocker trials in HFrEF patients. In the meta-analysis, beta-blockers appeared to reduce the incidence of new onset AF in all but one trial, with an overall relative risk reduction of 27%. Despite what we believe to be potential evidence for the prevention of AF in HFrEF trials, no beta-blocker has FDA approval for use in this indication. However, the evidence of modest efficacy by beta-blockers approved for other indications will require that any Phase 3 trials with Gencaro will have an active beta-blocker comparator instead of a comparison against placebo. The Phase 2B/Phase 3 trial GENETIC-AF trial is only enrolling patients with the beta-1 389 arginine homozygous genotype. In the BEST trial, the post hoc analysis of patients with the beta-1 389 arginine homozygous genotype who received Gencaro had a 74% reduction in the risk of developing AF. In another trial, the active comparator we are using in GENETIC-AF, TOPROL-XL, reduced the risk of developing AF by 48% in all genotypes. Because these are not the same trials, the results should not be relied on as direct comparisons. However, we believe that these data from prior clinical trials indicate that Gencaro may have an advantage in preventing AF when compared to metoprolol in GENETIC-AF, in part because the trial is enrolling only patients with the beta-1 389 arginine homozygous genotype, who appear to respond best to Gencaro.

Clinical and Regulatory Strategy

The regulatory strategy for Gencaro is to conduct our adaptive design Phase 2B/Phase 3 clinical trial, GENETIC-AF, to obtain an AF approval in a genotype specific HFrEF population. We are enrolling certain patients with the beta-1 389 arginine homozygous genotype in our AF clinical trial because our analysis of the BEST DNA substudy indicated this group had a 74% reduction in risk for new AF events, in addition to reducing event rates for mortality and HF hospitalizations.

We have created an adaptive design for GENETIC-AF.  We are seeking to enroll up to 250 HFrEF patients in the Phase 2B portion of the study.  The GENETIC-AF DSMB will perform a pre-specified interim analysis of unblinded efficacy data when at least 150 patients have evaluable data.  A randomized patient has evaluable data either when they experience their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow-up period. The analysis will be conducted for detection of evidence of safety and superior efficacy of Gencaro versus the active comparator, TOPROL-XL.

The prospectively defined features of this analysis include an estimate of Gencaro effectiveness relative to TOPROL-XL and an assessment of safety as characterized by adverse events. The relative benefit estimate will utilize Bayesian statistical methods to calculate the predictive probability of the Phase 3 patient cohort hazard ratio based on the interim Phase 2B data. Prospectively defined ranges of predictive probabilities have been predetermined to define three potential outcomes based on the projection of the Phase 2B interim results:

1) transition the trial to Phase 3 based on a likelihood of achieving a statistically significant hazard ratio in favor of Gencaro (evidence of an efficacy signal consistent with pretrial assumptions) and enroll up to a total of 620 patients (including the Phase 2B patients);

2) completion of the Phase 2B stage of the trial including 24-week follow-up of all randomized subjects (approximately 250 patients), based on an intermediate result that is potentially favorable but does not support transition of the trial to Phase 3 or;

3) immediate termination of the trial due to futility.

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

We have received guidance from the FDA regarding our Phase 2B/Phase 3 clinical study comparing Gencaro to TOPROL-XL for the prevention of AF in approximately 620 patients. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than 0.01, could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, for the approval of Gencaro for an AF indication in HFrEF patients. Our Investigational New Drug, or IND, application for atrial fibrillation, under which our GENETIC-AF trial is performed, has been accepted by FDA and is active. In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial.  We believe these modifications facilitated site recruitment and enrollment in existing trial sites and potential sites in European countries, where we have expanded the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites may support potential European regulatory submissions and partnering discussions.  We received no objections from the FDA and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

In 2015, the FDA designated the investigation of Gencaro for the prevention of atrial fibrillation/atrial flutter in a genetically targeted heart failure population (heart failure patients with reduced left ventricular ejection fraction) as a Fast Track development program.

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

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe the drug label we will propose for Gencaro would identify the patient receptor genotype studied in the trial that can expect enhanced efficacy and, and that the label would recommend receptor genotype testing prior to initiation of therapy.  Therefore, the commercialization of Gencaro may require an FDA approved diagnostic test for this genotype be available.  Such a test, or the Gencaro Test, could be performed by a variety of laboratory processes or platforms.  We are currently using one such platform for the GENETIC-AF trial, and retain all rights to it.  We believe the Genaro Test could be developed and commercialized through a preferred diagnostic provider, by the company marketing Gencaro, or a combination of approaches.  We also believe that point of care genetic tests, which could be performed during the patient’s visit to the physician, may become feasible as part of the commercialization strategy.

For our GENETIC-AF clinical trial, we have an agreement with LabCorp to provide the companion diagnostic test and services to support the trial.  To provide those services, LabCorp has developed the genetic test and obtained from the FDA an IDE for the companion diagnostic test we use in our GENETIC-AF clinical trial.

Licensing and Royalty Obligations

We have licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights in Gencaro from BMS. In addition, we have sublicensed CPEC’s rights from BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, the license agreements state that we are required to make a milestone payment of $8.0 million within six months after FDA approval. The license agreements also state that we are required to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The licenses state that our royalty obligations range from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels including a 5% royalty that CPEC is obligated to pay BMS. The agreements state that we have the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.  We also have licensed worldwide rights to intellectual property covering the pharmacogenetic response of Gencaro based on the cardiac receptor polymorphisms, which is owned by the University of Colorado. We have no material future financial obligations under this license.  We also have licensed exclusive, worldwide rights to develop and commercialize diagnostics for these receptor polymorphisms, for the purpose of prescribing Gencaro.

Development Pipeline

Our development activities are substantially focused on our lead product candidate, Gencaro, for the potential treatment of HF patients with AF. The primary endpoint of our current trial is the prevention of AF in these patients.  We also believe, based upon data from the BEST trial, that Gencaro may have additional potential in providing rate control and clinical benefit for patients with permanent AF, in preventing VT/VF and in treating HF generally. We also have developed and patented an isomer version of bucindolol, which appears to be substantially more potent than the current formulation.  We do not expect to pursue development of Gencaro for disease indications beyond HFrEF patients with AF without obtaining additional funding or entering into a strategic partnership or collaboration. We believe Gencaro has potential to address these additional indications, and that the clinical response of patients with these diseases may be genetically influenced, based on the same genetic markers we have identified for our proposed treatment of AF with Gencaro.

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

Drugs that are currently approved or used for the treatment or prevention of AF in HFrEF have notable risks due to adverse side effects or lack sufficient efficacy.  Therefore, in HFrEF we believe there is a substantial unmet medical need for new AF treatments that have fewer side effects and are more effective than currently available therapies. We believe that Gencaro’s prevention of AF in HFrEF patients would provide this patient population a safer treatment option than other treatments currently or approved by FDA.

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

Our manufacturing focus for 2017 is to supply the blinded clinical trial materials for Gencaro and the comparator compound, and to manage the clinical distribution channels necessary for the successful execution of the GENETIC-AF trial.

Research and Development Expenses

Our research and development expenses totaled $12.3 million for the year ended December 31, 2016 as compared to $7.1 million for 2015, an increase of approximately $5.3 million. R&D expense in 2017 is expected to be higher than 2016 as we continue to enroll patients in our GENETIC-AF clinical trial.

Government Regulation

Governmental authorities in the United States at the federal, state, and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, marketing, distribution, sampling, and import and export of pharmaceutical and medical device products. In the United States, the FDA regulates these activities at the federal level pursuant to the Federal Food Drug and Cosmetic Act, or the FDCA, and the regulations promulgated thereunder. In Canada, Health Canada regulates these activities.  In Europe, the Competent Authorities and Ethics Committees of the respective countries regulate these activities.  We anticipate that all of our product candidates will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining approval and the subsequent process of maintaining compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations.  Both before and after approval or clearance, failure to comply with the requirements of the FDA and other state and federal statutes can lead to significant penalties or could disrupt our ability to manufacture and sell these products. In addition, the FDA could refuse to provide certificates needed to export our products if the agency determines that we are not in compliance.

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

NDA Submission. In the United States, the results of preclinical and clinical testing along with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA. Under the current Prescription Drug User Fee Act, or PDUFA, after submission of an NDA and payment, or waiver, of the required fee, the FDA’s goal is to review most standard NDAs within 10 months from the time that a sponsor’s application is accepted as filed by the FDA, which can occur within a 60-day window following the initial submission of the application. At the end of the 10 months, the FDA’s goal is to issue a “complete response,” or approve the NDA. While FDA’s goal is to issue a complete response within 10 months, the process may take longer than 10 months, particularly if multiple review cycles are required. Gencaro has been granted Fast Track Designation which allows for a rolling review of a marketing application.  A rolling review allows FDA to consider reviewing portions of a NDA before the sponsor submits the complete application.

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

Patent Term Extension. While the term of a U.S. patent is generally 20 years from the earliest priority date of a patent application (excluding a provisional patent application), a U.S. patent that covers subject matter requiring regulatory approval to market is eligible for an extension of that patent term. The Hatch-Waxman Act provides for the restoration of a portion of the patent term lost during product development and FDA review of an application. Patent Term Extension, or PTE, extends the term of an issued patent for generally (i) the length of the FDA approval process, i.e., the complete period of NDA review, and (ii) half of the time spent in clinical trials, i.e., the IND period. However, the maximum period of restoration cannot exceed five years, or restore the total remaining term of the patent to greater than 14 years from the date of FDA approval of the product.

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

A Supplementary Protection Certificate, or SPC, is a form of patent term extension that is available for pharmaceutical products approved for marketing in the European Union, or EU. We obtained a patent in Europe on methods for using Gencaro that is similar to US Patent 7,678,824 (EP 1802775); this EP patent is in force in certain countries in Europe, including the United Kingdom, France, Germany, Italy and Spain. We believe that this patent may be eligible for an SPC, if Gencaro is approved for marketing in any European country in which the patent is in force, which could provide up to five years of additional patent life. We believe that our patents in other jurisdictions may also be eligible for similar term extensions.

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

Similar non-patent market exclusivity is provided for in the EU and other international jurisdictions.  We believe that, if approved in the EU, Gencaro may be eligible for ten years of market exclusivity in the EU, measured from the date of approval there.

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

In addition to protection under data exclusivity statutes, we believe that Gencaro’s patent portfolio will also provide market exclusivity. We have been granted patents in the United States and Europe that claim the use of Gencaro in patients predicted to have a favorable response to the drug based on genetic polymorphisms in the genes encoding the beta-1 and/or alpha-2C receptors. We believe that this patent strategy may deter generic competition because of the threat of patent litigation or may exclude generic competition from the market until the patents expire if we are successful in litigation. Consequently, if our patent strategy is successful, we believe we may avoid generic competition with Gencaro in the United States or certain countries in Europe until at least the expiration of these patents, which would be no earlier than 2026 in the United States and into 2025 in Europe. In addition, we believe that if Gencaro is approved, any one of our U.S. patents may be entitled to an extension of its term and the European patent may be entitled to an extension through a supplemental protection certificate in one or more countries in Europe. The length of any such extension may vary by country. We cannot predict whether any such extensions will be granted, but if they are, they may provide market exclusivity for Gencaro into approximately 2030 or 2031 in the United States and Europe.  In addition, we were granted a patent on the S-isomer formulation of Gencaro, which we believe could be important in Gencaro’s future development.

We also have other patent rights in additional drug candidates having possible indications in cardiovascular disease, oncology, and other therapeutic areas; these are in both early and later stages of development. We may seek collaborators to assist us in the development of these candidates or we may seek to raise funds to advance the development of the compounds on our own.

Employees

As of December 31, 2016, we had 20 full-time employees.  None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

On January 27, 2009, we completed a business combination, or the Merger, between Nuvelo, Inc., or Nuvelo, a corporation originally incorporated in 1992, and its subsidiary, ARCA biopharma, Inc. Immediately following the Merger, we changed our name from Nuvelo, Inc. to ARCA biopharma, Inc. Our principal offices are located in Westminster, Colorado.

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

If we have difficulty enrolling a sufficient number of patients in our GENETIC-AF trial, we may need to delay or terminate our GENETIC-AF trial, which would have a negative impact on our business. Our projected clinical trial timeline assumes that we increase the rate of patient enrollment from the current rate.  If our projections are inaccurate, the trial will take significantly longer than we project.  For instance, we have amended the GENETIC-AF trial protocol three times.  We believe that the prior amendments have increased the rate of patient screening and enrollment.  We do not know if our current enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained. Delays in enrolling patients in our clinical trial would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

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

We believe our cash, cash equivalents and marketable securities balance as of December 31, 2016 will be sufficient to fund our operations, at our projected cost structure, through the end of 2017. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  We are not obligated to make any sales of our common stock, and, as of March 17, 2017, we have sold an aggregate of 43,156 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $112,000, before paying commissions to our placement agent of approximately $3,000.  Sales under this sales agreement will dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are screening and enrolling patients in our seamless design Phase 2B/Phase 3 adaptive design clinical study of Gencaro in up to 250 HFrEF patients with AF in the Phase 2B portion, and the trial could expand to a Phase 3 clinical study of approximately 370 additional HFrEF patients with AF (for a total trial enrollment of 620 patients).  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014.  We implemented amendments to the GENETIC-AF protocol in March 2015 and February 2016, which we believe expanded the eligible target population, increased the patient screening and enrollment rate, and simplified trial procedures.  We believe our March 2015 protocol amendment increased our patient screening and enrollment rate.  We do not know if our current enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, which may cause GENETIC-AF to enroll more slowly and take longer than we currently project.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility.  Based on the results of the interim analysis, the DSMB may recommend that the trial proceed to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying on third parties to conduct certain aspects of our clinical trial. We have contracted with Duke University, as our CRO, to conduct components of our GENETIC-AF trial. As a result of this contract, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial.  In order to expand GENETIC-AF to Europe, we contracted with a European CRO for this portion of the study.  Because we contracted with a European CRO to conduct the study in European countries, we will have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff.  Additionally, we have no way of knowing if we will experience an increased or decreased number of restrictions in this regard as compared to our experience with our U.S. CRO.

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

If we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a material adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

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

We have received two potential delisting notices from Nasdaq since 2012.  In 2012 and 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  While we have subsequently regained compliance with Nasdaq’s minimum closing bid price requirements, and despite effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time.  The continuing effect of our reverse stock splits on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. To date, the per share price of our common stock after these reverse stock splits has not been in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of March 17, 2017, the closing price of our common stock was $2.60 per share, and the total market value of our listed securities was approximately $23.7 million. As of December 31, 2016, we had stockholders’ equity of $22.2 million.

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

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype.  The trial will only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial requires the use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with LabCorp to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an IDE for the companion diagnostic test being used in our GENETIC-AF clinical trial.

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

Our management and our independent registered public accountant, in their report on our financial statements as of and for the fiscal year ended December 31, 2016, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2016 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accountants concluded as of December 31, 2016 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  In June 2015, we completed an equity financing for net proceeds of approximately $34.2 million.  We believe our cash, cash equivalents and marketable securities balance as of December 31, 2016 will be sufficient to fund our operations, at our projected cost structure, through the end of 2017. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  We are not obligated to make any sales of our common stock, and, as of March 17, 2017, we have sold an aggregate of 43,156 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $112,000, before paying commissions to our placement agent of approximately $3,000.  We cannot be certain that we will be able to make sufficient sales of our common stock pursuant to this offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we elect to continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2016, we had approximately 9.1 million shares of common stock outstanding, 20% of which is approximately 1.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  We are not obligated to make any sales of our common stock, and, as of March 17, 2017, we have sold an aggregate of 43,156 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $112,000, before paying commissions to our placement agent of approximately $3,000.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated an adaptive, seamless design Phase 2B/Phase3 clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in up to 250 patients and, depending on the outcome of the Phase 2B interim analysis, may be expanded to a Phase 3 study with up to approximately an additional 370 patients. We randomized our 175th patient in the trial in March 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

The manufacture and tableting of Gencaro is done by third party suppliers, who must also meet cGMP requirements and pass a pre-approval inspection of their facilities before we can obtain marketing approval.

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

In addition to the FDA, state or foreign regulations, the marketing of our drug products by us or our collaborators will be regulated by federal, state or foreign laws pertaining to health care “fraud and abuse,” such as the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order or recommendation of items or services reimbursed by federal health care programs. Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including the Medicare, Medicaid and Veterans Affairs healthcare programs. Because of the far-reaching nature of these laws, we may be required to discontinue one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violations of these laws, even if we successfully defend against it, could have a material adverse effect on our business, financial condition and results of operations.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with Groupe Novasep to manufacture the API for Gencaro. For drug production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. In addition, we have contracted with a separate service provider for packaging and distribution of our clinical trial materials.  These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2016, our research and development activities were dedicated to, and we expect our research and development activities in 2017 will continue to be primarily dedicated to Gencaro. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

We have licensed from CPEC, who has licensed rights in Gencaro from BMS the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and fail to cure any such breach within the terms of the license.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2016, approximately 9.1 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2016, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2016, there were approximately 660,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2017 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the Nasdaq Capital Market in 2016 and 2015 (adjusted for the one-for-seven reverse stock split effective September 3, 2015):

Year ended December 31, 2016	High	Low
First quarter	$4.92	$3.05
Second quarter	$4.35	$2.73
Third quarter	$3.36	$2.75
Fourth quarter	$3.00	$2.15

Year ended December 31, 2015	High	Low
First quarter	$7.42	$4.51
Second quarter	$8.61	$5.11
Third quarter	$10.85	$4.75
Fourth quarter	$6.97	$4.65

Stockholders

As of March 17, 2017, we had approximately 51 stockholders of record of our common stock, and the last sale price reported on the Nasdaq Capital Market for our common stock was $2.60 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2016, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with atrial fibrillation, or AF, and chronic heart failure with reduced left ventricular ejection fraction, or HFrEF.  HFrEF constitutes an estimated 50-60% of the total heart failure, or HF population, with the remainder comprised of HF with preserved ejection fraction, or HFpEF.  We believe that Gencaro’s efficacy is enhanced in a specific genotype that is present in approximately fifty percent of the general population in the United States, and can be identified by a genetic test. We believe that with this genetic test, we may be able to predict individual patient response to Gencaro, potentially improving the efficacy of treatment for AF in HFrEF patients with this particular genotype.  We believe that Gencaro, if approved, could potentially be a safer and more effective therapy for treating or preventing AF in patients with HFrEF and could be the first genetically-targeted AF treatment.  We also believe that Gencaro may have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

We are conducting a Phase 2B/Phase 3 clinical superiority trial, known as GENETIC-AF, in which we are evaluating Gencaro for the treatment and prevention of AF in HFrEF patients.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compares Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.  Enrollment in GENETIC-AF is limited to patients that possess the specific genotype that we believe enhances Gencaro’s potential therapeutic effects.  Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with this specific genotype.  In 2015, the U.S. Food and Drug Administration, or FDA, designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

AF, the most common sustained cardiac arrhythmia, is a potentially serious disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated.  AF commonly occurs together with HFrEF, with AF being both a cause and a result of HFrEF.  By increasing heart rate and producing irregular cycle lengths, AF may contribute to the disease processes that leads to the progression of HFrEF and worsening clinical outcomes.

AF is considered an epidemic cardiovascular disease and a major public health burden.  The estimated number of individuals with AF globally in 2010 was 33.5 million. According to the 2017 American Heart Association report on Cardiovascular Disease, approximately 5.2 million people in the United States had atrial fibrillation in 2015.  Hospitalization rates for AF increased by 23% among U.S. adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.    In a global registry of AF patients, the rates of heart failure (of all types) ranged from 33% in patients with paroxysmal (episodes lasting 7 days or less) to 56% in patients with permanent AF.

We believe there is a significant need for drug therapies that are safe and effective for HFrEF patients with AF, as the existing drug therapies for the treatment or prevention AF have certain safety disadvantages in HFrEF patients, such as toxic or cardiovascular adverse effects.  Most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients.  Consequently, in the treatment and prevention of AF in HFrEF patients, we believe there is an unmet medical need for new treatments that have fewer side effects and are more effective than currently available therapies.

We believe that data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HFrEF patients.  A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004).  In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis.  In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF.  Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-blocker in reducing major HF events in HFrEF patients with permanent AF.  We believe that in HFrEF patients, the therapeutic efficacy of TOPROL-XL is not enhanced in patients with a beta-1 389 arginine homozygous genotype, and we believe that Gencaro may be potentially unique in the beta-blocker class of drugs due to its apparent pharmacologic interaction with this beta-1 adrenergic receptor polymorphism.  The beta-1 389 arginine homozygous genotype was present in about 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the U.S. general population.

GENETIC-AF is an adaptive, seamless design Phase 2B/Phase 3, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  A subset of patients in the trial will also undergo continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic, Inc. devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The combined Phase 2B/Phase 3 trial is designed for 90 percent power at a p-value of less than 0.01 significance level to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the TOPROL-XL arm.  We received guidance from the FDA regarding the GENETIC-AF clinical trial prior to initiation of the trial. Based on this FDA guidance, we believe that a successful GENETIC-AF Phase 3 clinical trial, with a p-value of less than or equal to 0.01 could be sufficient evidence of efficacy upon which to base a New Drug Application, or NDA, when submitted with the prior Phase 3 BEST trial data, for the approval of Gencaro for an AF indication in HFrEF patients.  A second trial may be required if the GENETIC-AF trial results produce a p-value greater than 0.01.  The trial is currently enrolling patients in the United States, Canada and Europe.

The GENETIC-AF Data and Safety Monitoring Board, or DSMB, will perform a pre-specified interim analysis of unblinded efficacy data when at least 150 patients have evaluable data. A randomized patient has evaluable data either when they experience their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow-up period. The analysis will be conducted for detection of evidence of safety and superior efficacy of Gencaro versus the active comparator, TOPROL-XL.

The prospectively defined features of this analysis include an estimate of Gencaro effectiveness relative to TOPROL-XL and an assessment of safety as characterized by adverse events. The relative benefit estimate will utilize Bayesian statistical methods to calculate the predictive probability of the Phase 3 patient cohort hazard ratio based on the interim Phase 2B data. Prospectively defined ranges of predictive probabilities have been predetermined to define three potential outcomes based on the projection of the Phase 2B interim results:

1) transition the trial to Phase 3 based on a likelihood of achieving a statistically significant hazard ratio in favor of Gencaro (evidence of an efficacy signal consistent with pretrial assumptions) and enroll up to a total of 620 patients (including the Phase 2B patients);

2) completion of the Phase 2B stage of the trial including 24-week follow-up of all randomized subjects (approximately 250 patients), based on an intermediate result that is potentially favorable but does not support transition of the trial to Phase 3 or;

3) immediate termination of the trial due to futility.

We, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on our available capital.  The unblinded statistical data available to the DSMB will not be disclosed to us or the public.  We randomized our 175th patient in the trial in March 2017.  We project that the outcome of the

DSMB interim analysis and recommendation will be available in the third quarter of 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications facilitated site recruitment and enrollment in existing trial sites and additional sites in European countries, where we are expanding the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  We received no objections from the FDA and Health Canada on the protocol amendments prior to their implementation.  As such, we believe that these changes do not fundamentally alter or impact previous regulatory agreements.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

To support the continued development of Gencaro, in June 2015, we completed a private placement that raised approximately $34.2 million of net proceeds as additional funds for the Phase 2B portion of the GENETIC-AF trial and to support our ongoing operations.  We are seeking to enroll up to 250 HFrEF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations, at our projected cost structure, through the end of 2017.  In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  We are not obligated to make any sales of our common stock, and, as of March 17, 2017, we have sold an aggregate of 43,156 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $112,000, before paying commissions to our placement agent of approximately $3,000.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised of clinical, regulatory, and manufacturing process development activities and costs. Our research and development expenses totaled $12.3 million for the year ended December 31, 2016 as compared to $7.1 million for 2015.  The $5.3 million increase in research and development expenses in 2016 as compared to 2015 was primarily due to the increased expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $3.0 million during the year ended December 31, 2016.  The increase in costs were related to our GENETIC-AF clinical trial, including CRO costs, clinical site initiation and monitoring activities, patient visit costs and increased costs to support expanding into Europe.

Research and development personnel costs increased approximately $0.3 million during the year ended December 31, 2016.

Manufacturing process development costs increased approximately $1.9 million for the year ended December 31, 2016 compared to the corresponding period of 2015.  The increase was a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial and related product testing.

We expect R&D expense in 2017 to be higher than 2016 as we activate new clinical sites and enroll additional patients in our GENETIC-AF clinical trial.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.3 million for the year ended December 31, 2016, compared to $4.4 million for 2015, a decrease of approximately $127,000. The decrease in expenses during 2016 was comprised primarily of 2015 costs related to a reverse stock split in September 2015, with no corresponding transaction in 2016, and lower corporate franchise taxes in 2016 as compared to 2015.

G&A expenses in 2017 are expected to be consistent with those in 2016 as we maintain administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $169,000 for the year ended December 31, 2016 as compared to $14,000 for 2015, resulting in an increase of $155,000.  This increase was due to investing our cash in higher yield securities. We expect interest income to be slightly lower in 2017, as we use our current cash balance to fund operations.

Interest and Other Expense

We had no interest or other expense during the year ended December 31, 2016.  Interest and other expense was $4,000 for the year ended December 31, 2015. The amounts were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$7,401	$38,802
Marketable securities, short and long-term	16,114	—
Cash, cash equivalents and marketable securities	$23,515	$38,802

As of December 31, 2016, we had total cash, cash equivalents and marketable securities of approximately $23.5 million, as compared to $38.8 million as of December 31, 2015.  The net decrease of $15.3 million during the year primarily reflects the approximately $15.0 million of cash used to fund operating activities during year ended December 31, 2016.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,987)	$(10,534)
Investing activities	(16,414)	(11)
Financing activities	—	33,993
Net (decrease) increase in cash and cash equivalents	$(31,401)	$23,448

Net cash used in operating activities for the year ended December 31, 2016 increased approximately $4.5 million compared with the 2015 period. This is primarily due to higher outflows related to a higher net loss in 2016, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2016 was $16.4 million.  This is related to $20.5 million for the purchases of marketable securities and $12,000 for the purchase of property and equipment, offset by $4.1 million of proceeds from the maturities of marketable securities.  Net cash used in investing activities for the year ended December 31, 2015 was $11,000 for the purchase of property and equipment.

There was no net cash provided by financing activities for the year ended December 31, 2016.  Net cash provided by financing activities was $34.0 million for the year ended December 31, 2015 representing approximately $34.2 million of net proceeds from our private placement completed in June 2015, less approximately $193,000 in payments on a vendor financing arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  We are not obligated to make any sales of our common stock, and, as of March 17, 2017, we have sold an aggregate of 43,156 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $112,000, before paying commissions to our placement agent of approximately $3,000.

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015 and February 2016.  In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications have and will facilitate site recruitment and enrollment in existing trial sites and additional sites in European countries, where we are expanding the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  We randomized our 175th patient in the trial in March 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017.

We believe that our current cash and cash equivalents and marketable securities, will be sufficient to fund our operations, at our projected cost structure, through the end of 2017.  However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.  If we elect to continue to the Phase 3 portion of GENETIC-AF, the sale of additional equity or convertible debt securities or a strategic transaction or collaboration will be necessary for us to complete the Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ARCA biopharma, Inc.:

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARCA biopharma, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred substantial losses from operations and needs to raise a significant amount of capital to fund its clinical development programs. The Company’s ability to raise such capital is uncertain. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for a period from one year after the Company’s financial statements have been issued. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Denver, Colorado

March 21, 2017

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2016	2015
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,401	$38,802
Marketable securities	13,762	—
Other current assets	282	114
Total current assets	21,445	38,916
Marketable securities	2,352	—
Property and equipment, net	66	28
Other assets	766	630
Total assets	$24,629	$39,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$364
Accrued compensation and employee benefits	719	669
Accrued expenses and other liabilities	472	471
Total current liabilities	2,396	1,504
Deferred rent, net of current portion	39	—
Total liabilities	2,435	1,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2016 and 2015; 9,082,366 and 9,051,217 shares issued and outstanding at December 31, 2016 and 2015, respectively	9	9
Additional paid-in capital	134,715	134,128
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(112,511)	(96,067)
Total stockholders’ equity	22,194	38,070
Total liabilities and stockholders’ equity	$24,629	$39,574

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2016	2015
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$12,348	$7,063
General and administrative	4,265	4,392
Total costs and expenses	16,613	11,455
Loss from operations	(16,613)	(11,455)

Interest and other income	169	14
Interest expense	—	(4)
Net loss	$(16,444)	$(11,445)

Change in unrealized loss on marketable securities	(19)	—
Comprehensive loss	$(16,463)	$(11,445)

Net loss per share:
Basic and diluted	$(1.81)	$(1.82)
Weighted average shares outstanding:
Basic and diluted	9,067,438	6,289,305

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2014	3,021,498	$3	$99,360	$—	$(84,622)	$14,741
Issuance of common stock for cash, net of offering costs	6,003,082	6	34,169	—	—	34,175
Issuance of common stock upon vesting of Restricted Stock Units	26,669	—	—	—	—	—
Adjustment for fractional shares	(32)	—	—	—	—	—
Share-based compensation	—	—	599	—	—	599
Net loss	—	—	—	—	(11,445)	(11,445)
Balance, December 31, 2015	9,051,217	9	134,128	—	(96,067)	38,070
Issuance of common stock upon vesting of Restricted Stock Units	31,149	—	—	—	—	—
Share-based compensation	—	—	576	—	—	576
Change in unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Other	—	—	11	—	—	11
Net loss	—	—	—	—	(16,444)	(16,444)
Balance, December 31, 2016	9,082,366	$9	$134,715	$(19)	$(112,511)	$22,194

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(16,444)	$(11,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	19
Amortization of other assets	296	189
Amortization of premiums and discounts on marketable securities	161	—
Share-based compensation	576	599
Change in operating assets and liabilities:
Other current assets	(47)	213
Other assets	(432)	(211)
Accounts payable	841	(431)
Accrued compensation and employee benefits	50	340
Accrued expenses and other liabilities	(3)	196
Other	(9)	(3)
Net cash used in operating activities	(14,987)	(10,534)
Cash flows from investing activities:
Purchase of property and equipment	(12)	(11)
Purchases of marketable securities	(20,504)	—
Proceeds from maturities of marketable securities	4,102	—
Net cash used in investing activities	(16,414)	(11)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	37,000
Common stock offering costs	—	(2,814)
Repayment of principal on vendor finance agreement	—	(193)
Net cash provided by financing activities	—	33,993
Net (decrease) increase in cash and cash equivalents	(31,401)	23,448
Cash and cash equivalents, beginning of period	38,802	15,354
Cash and cash equivalents, end of period	$7,401	$38,802
Supplemental cash flow information:
Interest paid	$—	$4
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$(11)	$11
Change in unrealized loss on marketable securities	$(19)	$—
Leasehold improvement lease incentive	$48	$—

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that ARCA is developing for the potential treatment of patients with atrial fibrillation (AF)  and chronic heart failure in patients with heart failure with reduced left ventricular ejection fraction (HFrEF).

The Company is conducting a Phase 2B/Phase 3 clinical superiority trial, known as GENETIC-AF, in which the Company is evaluating Gencaro for the treatment of AF in HFrEF patients against TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF is limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  In the BEST trial, Gencaro showed evidence of potential efficacy in treating AF and in reducing mortality and hospitalizations in patients with this specific genotype.

GENETIC-AF is an adaptive, seamless design Phase 2B/Phase 3, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data and Safety Monitoring Board (DSMB) will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether or not the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients have evaluable endpoint data.  A randomized patient has evaluable endpoint data either when they experience their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Based on the results of the interim analysis, the DSMB may recommend that the trial proceed to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  ARCA, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on the Company’s available financing.  The Company randomized the 175th patient in the trial in March 2017.  The Company projects that the outcome of the DSMB interim analysis and recommendation will be available in the third quarter of 2017.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients, subject to the Company obtaining sufficient financing to fund the Phase 3 portion of the trial.

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

On January 27, 2009, the Company completed a business combination (the Merger) with Nuvelo, Inc. (Nuvelo). Immediately following the Merger, the Company changed its name from Nuvelo, Inc. to ARCA biopharma, Inc.

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

In June 2015, the Company raised approximately $34.2 million in net proceeds to provide additional funds for the Phase 2B/3 GENETIC-AF trial and the Company’s ongoing operations.  The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its operations, at its projected cost structure, through the end of 2017.  In January 2017, the Company entered into a sales agreement with an agent to sell, from time to time, its common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  The Company is not obligated to make any sales of its common stock, and we have not executed any significant sales through this facility.  However, notwithstanding this sales agreement, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects it will need to raise additional capital to finance the completion of GENETIC-AF and the Company’s future operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	progress of GENETIC-AF, including enrollment and any data that may become available;
•	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for Gencaro;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

The significant uncertainties surrounding the clinical development timelines and costs and the need to raise a significant amount of capital raises substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued.  The Company could delay or cancel certain significant planned expenditures related to the GENETIC-AF trial and/or implement cost reduction measures to conserve our cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  Our management performed an evaluation of our activities through the date of filing of this Annual Report on Form 10-K, and the subsequent events are disclosed in Note 11.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU No. 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU No. 2014-15 will be effective for fiscal years and interim periods ending after December 15, 2016, with early adoption being permitted for annual and interim periods for which financial statements have not been issued. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued.  There are significant uncertainties surrounding the Company’s clinical development timelines and costs and the Company will likely need to raise a significant amount of capital in the future.  The Company adopted this guidance for the year ended December 31, 2016.  The adoption did not have an impact on the financial position or results of operations and the related disclosures are included in the “Liquidity and Going Concern” disclosure above.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While the Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements and related disclosures, we expect that the operating lease commitment discussed in Note 6 will be recognized as operating lease liability and right-of-use asset.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. For the years ended December 31, 2016 and 2015, the Company recognized no such excess tax benefits and did not withhold shares to satisfy statutory income tax withholding obligations.  The standard is effective for its financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2016-09 to have a material impact on its financial statements and related disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.

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

Marketable Securities

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and account for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as current marketable securities in the accompanying balance sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying balance sheets.

Securities that are classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on our then current intent and ability to sell the security if it is required to do so.

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.

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

Stock-Based Compensation

The Company’s stock-based compensation cost recognized is based on the estimated grant date fair value. The Company recognizes compensation costs for its stock-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.  The Company recognizes compensation costs for its performance based stock-based awards over the performance period, once the performance condition is probable, and as adjusted for expected forfeitures.

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

(2) Net Loss Per Share

The Company calculates basic earnings per share by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include stock options, restricted stock units and warrants for common stock.

Because the Company reported a net loss for the years ended December 31, 2016 and 2015, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2016	2015
Potentially dilutive securities, excluded:
Outstanding stock options	629,629	161,278
Unvested restricted stock units	30,739	62,359
Warrants to purchase common stock	3,686,894	3,739,948
	4,347,262	3,963,585

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of December 31, 2016 (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$13,778	$—	$(16)	$13,762
Total	$13,778	$—	$(16)	$13,762
Long-term available-for-sale securities:
Corporate bonds	$2,355	$3	$(6)	$2,352
Total	$2,355	$3	$(6)	$2,352

The investments have been in an unrealized loss position for less than twelve months. Based upon the Company’s evaluation of all relevant factors, the Company believes that the decline in fair value of securities held at December 31, 2016 below cost is temporary, and the Company intends to retain its investment in these securities for a sufficient period of time to allow for recovery of the fair value.

As of December 31, 2016, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$13,778	$13,762
Due in one to two years	2,355	2,352
Total	$16,133	$16,114

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2016
Money market	$7,672	$7,672	$—	$—
Corporate bonds	16,114	—	16,114	—
Total	$23,786	$7,672	$16,114	$—

December 31, 2015
Money market	$38,728	$38,728	$—	$—
Total	$38,728	$38,728	$—	$—

As of December 31, 2016 and 2015, the Company had $7.7 million and $38.7 million, respectively, of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers between any fair value hierarchy levels in 2016 or 2015.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including cash and accounts payable, approximated fair value due to their short maturities. As of December 31, 2016 and 2015, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2016	December 31, 2015
Computer equipment	3 years	$84	$90
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	91
Computer software	3 years	85	84
Leasehold improvements	Lesser of useful life or life of the lease	59	8
		453	415
Accumulated depreciation and amortization		(387)	(387)
Property and equipment, net		$66	$28

For the years ended December 31, 2016 and 2015, depreciation and amortization expense was $24,000 and $19,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2016 and 2015 was $427,000 and $375,000, respectively.

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

Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2016 (in thousands):

2017	$83
2018	88
2019	83
Total future minimum lease payments	$254

Rent expense under these leases for the years ended December 31, 2016 and 2015 was $81,000 and $81,000, respectively.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data, from Cardiovascular Pharmacology and Engineering Consultants, LLC (CPEC), who has licensed rights in Gencaro from Bristol Myers Squib (BMS). CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.  If the FDA grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan. The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The agreement states that the Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

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

As of December 31, 2016, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2017	53,886	$42.46
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,686,894	$8.82

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2013 Equity Incentive Plan (the Equity Plan), was approved by stockholders on September 17, 2013, and amended in June 2016 to increase the reserve for issuance under this Equity Plan by 1,000,000 shares.  The maximum number of shares issuable under this plan is 1,321,428 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2016, options and awards for 651,227 shares were outstanding under the Equity Plan, and 592,430 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2016, options to purchase 5,643 shares with a weighted average exercise price of $102.64 per share were outstanding under this plan. Other stock plans that were assumed by ARCA in the Merger still have options outstanding that will continue to vest according to the original terms of each grant, but no new options can be granted under these plans, as the plans have expired.  As of December 31, 2016, options to purchase 3,498 shares with a weighted average exercise price of $157.35 were outstanding under these plans.

The Company granted options and awards for 487,700 and 52,801 shares of common stock in the years ended December 31, 2016 and 2015, respectively. The fair values of the majority of employee stock options granted in the years ended December 31, 2016 and 2015 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2016	2015
Expected term	5.7 years	5.8 years
Expected volatility	72%	89%
Risk-free interest rate	1.29%	1.61%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$2.01	$3.57

A summary of ARCA’s stock option activities for the years ended December 31, 2016 and 2015, and related information as of December 31, 2016, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2014	152,584	$20.20
Granted	21,492	4.92
Exercised	—	—
Forfeited and cancelled	(12,798)	18.45
Options outstanding - December 31, 2015	161,278	$18.30	6.97	$—
Granted	487,700	3.22
Exercised	—	—
Forfeited and cancelled	(19,349)	28.70
Options outstanding - December 31, 2016	629,629	$6.30	8.86	$25
Options exercisable - December 31, 2016	181,518	$13.19	7.46	$—
Options vested and expected to vest - December 31, 2016	628,928	$6.30	8.86	$25

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date. The total intrinsic value of options exercised for the years ended December 31, 2016 and 2015 was $0 and $0, respectively. As of December 31, 2016, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $932,000 which is expected to be recognized over a weighted average period of 1.3 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

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

A summary of RSU activity for the years ended December 31, 2016 and 2015 is presented below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2014	67,274	$11.33
Granted	31,309	4.77
Vested and released	(26,669)	10.75
Forfeited and cancelled	(9,555)	10.90
RSUs outstanding - December 31, 2015	62,359	$8.36
Granted	—	—
Vested and released	(31,149)	8.85
Forfeited and cancelled	(471)	4.69
RSUs outstanding - December 31, 2016	30,739	$7.91

As of December 31, 2016, the total unrecognized compensation cost related to unvested stock awards was approximately $143,000.  This cost will be recognized on a straight-line basis over the next 1.2 years and will be adjusted for estimated forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2016 and 2015, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2016	2015
Research and development	$167	$175
General and administrative	409	424
Total	$576	$599

Stock-based compensation expense related to non-employees was negligible in 2016 and approximately $25,000 in 2015. ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $119,000 and $122,000 for the years ended December 31, 2016 and 2015, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. Since June 2005 through December 31, 2016, for federal income tax purposes, the Company has net operating loss carryforwards of approximately $139.7 million, and approximately $1.4 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards will expire beginning 2025 through 2036. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions, and its offering of common stock completed in June 2015. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $54.8 million at December 31, 2016, reflecting an increase of approximately $6.2 million from December 31, 2015. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2016, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34% for 2016 and 2015, as a result of the following (in thousands):

	Years ended December 31,
	2016	2015
U.S. federal income tax benefit at statutory rates	$(5,591)	$(3,891)
State income tax benefit, net of federal benefit	(502)	(350)
Research and experimentation credits	(268)	(181)
Deferred tax asset adjustment	65	76
Other	137	188
Change in valuation allowance	6,159	4,158
	$—	$—

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

	Years ended December 31,
	2016	2015
Net operating loss carryforwards	$51,758	$46,056
Charitable contribution carryforwards	552	454
Research and experimentation credits	1,440	1,172
Capitalized intangibles	781	746
Stock based compensation	193	162
Depreciation and amortization	6	2
Vacation accrual	35	28
Other	14	—
Total deferred tax assets	54,779	48,620
Valuation allowance	(54,779)	(48,620)
Net deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2016 and 2015, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2016 and 2015.

.

(11) Subsequent Event

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million (the Shares).

Under the Sales Agreement, JonesTrading may sell the Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Capital Market, on any other existing trading market for the Common Stock or to or through a market maker. In addition, under the Sales Agreement, JonesTrading may sell the Shares by any other method permitted by law, including in negotiated transactions. The Company may instruct JonesTrading not to sell Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by JonesTrading or the Company, as permitted therein.

The Company will pay JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide JonesTrading with customary indemnification and contribution rights. The Company will also reimburse JonesTrading for certain specified expenses in connection with entering into the Sales Agreement.

We have not executed any significant sales through this facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2016 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The Company adopted the new framework in 2014.

Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Election of Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2017 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference to “Executive Compensation” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference to “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, relating to our 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference to “Certain Relationships and Related Transactions” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2017 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The response to this item is incorporated by reference to “Ratification of Selection of the Independent Registered Public Accounting Firm ” in our Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to our 2017 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial statements filed as part of this Report are listed under Part II, Item 8, page 45 of this Annual Report on Form 10‑K.
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

Date: March 21, 2017

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 21, 2017
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	March 21, 2017
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 21, 2017
Linda Grais
/s/ Raymond Woosley	Director	March 21, 2017
Raymond Woosley
/s/ Robert Conway	Director	March 21, 2017
Robert Conway
/s/ Daniel Mitchell	Director	March 21, 2017
Daniel Mitchell
/s/ Anders Hove	Director	March 21, 2017
Anders Hove

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Warrant to Purchase Stock Agreement, dated July 17, 2007, by and between ARCA Discovery, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.3
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.4
4.4	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.5
4.5	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.6
4.6	Form of Warrant to Purchase Common Stock.	8-K	12/22/2011	4.1
4.7	Form of Common Stock Purchase Warrant.	8-K	8/3/2012	4.1
4.8	Form of Warrants to Purchase Shares of Common Stock, dated October 22, 2012.	8-K	10/23/2012	4.1
4.9	Form of Warrants to Purchase Shares of Common Stock, dated December 20, 2012.	8-K	12/19/2012	4.1
4.10	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.11	Form of Common Stock Purchase Warrant.	8-K	2/1/2013	4.1
4.12	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.	S-1/A	5/15/2013	4.1
4.13	Form of Common Stock Purchase Warrant.	S-1/A	5/15/2013	4.3
4.14	Form of Common Stock Purchase Warrant.	8-K	2/4/2014	4.1
4.15	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.	8-K	2/4/2014	4.3

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
4.16	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.17	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.18	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.	10-Q	5/15/2009	10.10
10.4†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.1
10.5†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.2
10.6†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.3
10.7†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.4
10.8†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.5
10.9†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.6
10.10†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.7
10.11†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.8
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.9
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.	8-K	1/28/2009	10.10
10.14†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.19†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.20	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.21†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.23†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.24†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.25†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.26	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.27	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.28	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
10.29§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.30	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.31	Form of Registration Rights Agreement.	8-K	12/22/2011	10.1
10.32	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.33	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.34	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.35	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.36	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.37	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.38	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.39	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.40	Subscription Agreement.	8-K	2/1/2013	10.1
10.41	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.41(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.42	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.43	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1
10.44	Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective March 2, 2016.	8-K	3/7/2016	10.1
10.45†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.46†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.47†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.48†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.49†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.50†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.51†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.52†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.53	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.	8-K	4/22/2013	10.1

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.54	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.	10-Q	8/13/2013	10.2
10.55§	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014.	10-Q	8/13/2014	10.1
10.56§	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014.	10-Q	11/12/2014	10.2
10.57§	Canadian Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated February 4, 2015.	10-K	3/19/2015	10.64
10.58§	European Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 19, 2016.				X
10.59†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.60†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

*	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Nuvelo, Inc.’s Form 8-K, File No. 000-22873.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§

Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.