Form 10-Q
period 2017-03-31
ARCA biopharma, Inc.
filed 2017-05-15
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 11, 2017: 9,242,281

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,170	$7,401
Marketable securities	13,041	13,762
Other current assets	643	282
Total current assets	19,854	21,445
Marketable securities	—	2,352
Property and equipment, net	59	66
Other assets	676	766
Total assets	$20,589	$24,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980	$1,205
Accrued compensation and employee benefits	241	719
Accrued expenses and other liabilities	1,297	472
Total current liabilities	2,518	2,396
Deferred rent, net of current portion	35	39
Total liabilities	2,553	2,435
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2017 and December 31, 2016; 9,172,868 and 9,082,366 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	9	9
Additional paid-in capital	134,885	134,715
Accumulated other comprehensive loss	(9)	(19)
Accumulated deficit	(116,849)	(112,511)
Total stockholders’ equity	18,036	22,194
Total liabilities and stockholders’ equity	$20,589	$24,629

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$3,246	$2,594
General and administrative	1,135	1,074
Total costs and expenses	4,381	3,668
Loss from operations	(4,381)	(3,668)

Interest and other income	45	21
Interest expense	(2)	—
Net loss	$(4,338)	$(3,647)

Change in unrealized loss on marketable securities	10	6
Comprehensive loss	$(4,328)	$(3,641)

Net loss per share:
Basic and diluted	$(0.48)	$(0.40)
Weighted average shares outstanding:
Basic and diluted	9,094,276	9,053,186

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2015	9,051,217	$9	$134,128	$—	$(96,067)	$38,070
Issuance of common stock upon vesting of Restricted Stock Units	31,149	—	—	—	—	—
Share-based compensation	—	—	576	—	—	576
Change in unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Other	—	—	11	—	—	11
Net loss	—	—	—	—	(16,444)	(16,444)
Balance, December 31, 2016	9,082,366	9	134,715	(19)	(112,511)	22,194
Issuance of common stock for cash, net of offering costs	85,068	—	69	—	—	69
Issuance of common stock upon vesting of Restricted Stock Units	5,434	—	—	—	—	—
Share-based compensation	—	—	101	—	—	101
Change in unrealized loss on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(4,338)	(4,338)
Balance, March 31, 2017	9,172,868	$9	$134,885	$(9)	$(116,849)	$18,036

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,338)	$(3,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	5
Amortization of other assets	90	57
Amortization of premiums and discounts on marketable securities	55	—
Share-based compensation	101	155
Change in operating assets and liabilities:
Other current assets	(74)	(277)
Other assets	—	(7)
Accounts payable	(234)	380
Accrued compensation and employee benefits	(478)	(517)
Accrued expenses and other liabilities	527	(32)
Net cash used in operating activities	(4,344)	(3,883)
Cash flows from investing activities:
Purchases of property and equipment	—	(1)
Purchases of marketable securities	(1,542)	(5,201)
Proceeds from maturities of marketable securities	4,550	—
Net cash provided by (used in) investing activities	3,008	(5,202)
Cash flows from financing activities:
Proceeds from the issuance of common stock	210	—
Common stock offering costs	(105)	—
Net cash provided by financing activities	105	—
Net decrease in cash and cash equivalents	(1,231)	(9,085)
Cash and cash equivalents, beginning of period	7,401	38,802
Cash and cash equivalents, end of period	$6,170	$29,717
Supplemental cash flow information:
Interest paid	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$256	$—
Proceeds receivable from the issuance of common stock	$11	$—
Common stock offering costs accrued but not yet paid	$47	$—
Change in unrealized loss on marketable securities	$10	$6
Payable for purchases of marketable securities	$—	$1,009

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA) a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that ARCA is developing for the potential treatment of patients with atrial fibrillation (AF) and chronic heart failure in patients with heart failure with reduced left ventricular ejection fraction (HFrEF).

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

GENETIC-AF is an adaptive, seamless design Phase 2B/Phase 3, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data and Safety Monitoring Board (DSMB) will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether or not the trial should proceed to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients have evaluable endpoint data.  A randomized patient has evaluable endpoint data either when they experience their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Based on the results of the interim analysis, the DSMB may recommend that the trial proceed to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  ARCA, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on the Company’s available financing.  The Company randomized the 200th patient in the trial in April 2017.  The Company projects that the outcome of the DSMB interim analysis and recommendation will be available in September 2017.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients, subject to the Company obtaining sufficient financing to fund the Phase 3 portion of the trial.

If the Company continues with the Phase 3 portion of the GENETIC-AF, it will need to raise additional capital to complete the Phase 3 portion of the GENETIC-AF clinical trial and submit for approval by the U.S. Food and Drug Administration (FDA). If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

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

The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its operations, at its projected cost structure, through the end of 2017.  In January 2017, the Company entered into a sales agreement with an agent to sell, from time to time, its common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of March 31, 2017, the Company has sold an aggregate of 85,068 shares of its common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000. Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  However, notwithstanding this sales agreement, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects it will need to raise additional capital to finance the completion of GENETIC-AF and the Company’s future operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full year ending December 31, 2017.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board (FASB) issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. For the years ended December 31, 2016 and 2015, the Company recognized no such excess tax benefits and did not withhold shares to satisfy statutory income tax withholding obligations.  The Company adopted this guidance January 1, 2017. The provisions of ASU 2016-09 did not have a material impact on the financial statements or related disclosures.

(2) Net Loss Per Share

The Company calculates basic earnings per share by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include stock options, restricted stock units and warrants for common stock.

Because the Company reported a net loss for the three months ended March 31, 2017 and 2016, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2017	2016
Potentially dilutive securities, excluded:
Outstanding stock options	826,617	175,041
Unvested restricted stock units	24,905	56,458
Warrants to purchase common stock	3,686,894	3,739,948
	4,538,416	3,971,447

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$13,050	$3	$(12)	$13,041
Total	$13,050	$3	$(12)	$13,041

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$13,778	$—	$(16)	$13,762
Total	$13,778	$—	$(16)	$13,762
Long-term available-for-sale securities:
Corporate bonds	$2,355	$3	$(6)	$2,352
Total	$2,355	$3	$(6)	$2,352

As of March 31, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$13,050	$13,041
Total	$13,050	$13,041

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2017
Money market	$6,170	$6,170	$—	$—
Corporate bonds	13,041	—	13,041	—
Total	$19,211	$6,170	$13,041	$—

December 31, 2016
Money market	$7,672	$7,672	$—	$—
Corporate bonds	16,114	—	16,114	—
Total	$23,786	$7,672	$16,114	$—

As of March 31, 2017 and December 31, 2016, the Company had $6.2 million and $7.7 million, respectively, of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the three month period ended March 31, 2017.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and short-term notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2017	December 31, 2016
Computer equipment	3 years	$84	$84
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	85	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		453	453
Accumulated depreciation and amortization		(394)	(387)
Property and equipment, net		$59	$66

For the three months ended March 31, 2017 and 2016, depreciation and amortization expense was $7,000 and $5,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2017 and 2016 was $103,000 and $117,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2017 (in thousands):

Remainder of 2017	$62
2018	88
2019	83
Total future minimum lease payments	$233

Rent expense for the three months ended March 31, 2017 and 2016 was $21,000 and $20,000, respectively.

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

2017 Equity Financing

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

As of March 31, 2017, the Company has sold an aggregate of 85,068 shares of Common Stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000.  Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

Subsequent to March 31, 2017, there have not been any significant sales through this facility.

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of March 31, 2017, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2017	53,886	42.46
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,686,894	$8.82

(8) Share-based Compensation

For the three month periods ended March 31, 2017 and 2016, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$36	$42
General and administrative	65	113
Total	$101	$155

Stock option transactions for the three month period ended March 31, 2017 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	629,629	$6.30	8.86
Granted	469,600	2.54
Exercised	—	—
Forfeited and cancelled	(272,612)	3.34
Options outstanding at March 31, 2017	826,617	$5.14	9.14
Options exercisable at March 31, 2017	209,658	$11.83	7.46
Options vested and expected to vest	824,931	$5.15	9.14

Stock award transactions related to restricted stock units for the three month period ended March 31, 2017 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2016	30,739	$7.91
Granted	—	—
Vested and released	(5,434)	13.65
Forfeited and cancelled	(400)	6.03
Restricted stock units outstanding at March 31, 2017	24,905	$6.69

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995.  Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the potential that the data from at least 150 patients will support a recommendation that the GENETIC-AF trial transition to Phase 3 or completion of Phase 2B, the potential timeline for GENETIC-AF trial activities and related recommendations of the DSMB, potential timing for patient enrollment in the GENETIC-AF trial, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2016, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

We, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on our available capital.  The unblinded statistical data available to the DSMB will not be disclosed to us or the public.  We randomized our 200th patient in the trial in April 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in September 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which is intended to enable the study to continue enrolling patients while the DSMB interim analysis is underway.  Should the DSMB recommend that the study continue to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., up to 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

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

We are seeking to enroll up to 250 HFrEF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2017.  In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of March 31, 2017, we have sold an aggregate of 85,068 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000. Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended March 31, 2017 was $3.2 million compared to $2.6 million for the corresponding period of 2016, an increase of approximately $0.7 million.  The increase in our R&D expense in the three month period ended March 31, 2017 was due primarily to the increased expense of our GENETIC‑AF clinical trial.

Clinical expense increased approximately $1.0 million for the three months ended March 31, 2017, as compared to the corresponding period of 2016.  The cost increases in the three month period is primarily due to clinical trial cost activities, as well as increased personnel costs.  The increase in costs were related to our GENETIC-AF clinical trial, including contract research organization, or CRO, costs, clinical site initiation and monitoring activities, patient visit costs and increased costs to support expanding into Europe.

Manufacturing process development costs decreased approximately $485,000 for the three month period ended March 31, 2017 compared to the corresponding period of 2016.  The decrease was a result of 2016 production of clinical trial materials to be used in our GENETIC-AF clinical trial, with no corresponding 2017 activity.

We expect R&D expense in 2017 to be higher than 2016 as we activate new clinical sites and enroll additional patients in our GENETIC-AF clinical trial.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was $1.1 million for the three months ended March 31, 2017 as compared to $1.1 million for the corresponding period in 2016, a net increase of approximately $60,000.  The increase for the three month period is comprised primarily of higher consulting costs. This increase is partially offset by decreased non-cash, stock-based compensation expense in 2017, as compared to the corresponding periods in 2016.

G&A expenses in 2017 are expected to be higher than in 2016 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $45,000 and $21,000 in the three months ended March 31, 2017 and 2016, respectively.  We expect interest income to be lower in 2017 than in 2016, as we continue to use our cash, cash equivalents and marketable securities to fund our operations.

Interest Expense

Interest expense was $2,000 in the three months ended March 31, 2017.  We had no interest expense in the three month period ended March 31, 2016.  Based on our current capital structure, interest expense for the remainder of 2017 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	March 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$6,170	$7,401
Marketable securities, short and long-term	13,041	16,114
Cash, cash equivalents and marketable securities	$19,211	$23,515

As of March 31, 2017, we had total cash, cash equivalents and marketable securities of approximately $19.2 million, as compared to $23.5 million as of December 31, 2016.  The net decrease of $4.3 million in the three month period reflects the approximately $4.3 million of cash used to fund operating activities during the three months ended March 31, 2017.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,344)	$(3,883)
Investing activities	3,008	(5,202)
Financing activities	105	—
Net decrease in cash and cash equivalents	$(1,231)	$(9,085)

Net cash used in operating activities for the three months ended March 31, 2017 increased approximately $0.5 million compared with the same period in 2016.  This is primarily due to higher outflows related to a higher net loss in 2017, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2017 was $3.0 million, consisting of $4.6 million of proceeds from the maturities of marketable securities, offset by $1.5 million for the purchase of marketable securities.  Net cash used in investing activities for the three months ended March 31, 2016 was $5.2 million for the purchases of marketable securities and $1,000 for the purchase of property and equipment.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2017 representing approximately $0.1 million of net proceeds from our “at the market” offering executed in January 2017.  There was no net cash provided by financing activities for the three months ended March 31, 2016.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of March 31, 2017, we have sold an aggregate of 85,068 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000. Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015 and February 2016.  In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications have and will facilitate site recruitment and enrollment in existing trial sites and additional sites in European countries, where we are expanding the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  We randomized our 200th patient in the trial in April 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in September 2017.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

If we have difficulty enrolling a sufficient number of patients in our GENETIC-AF trial, we may need to delay or terminate our GENETIC-AF trial, which would have a negative impact on our business. Our projected clinical trial timeline assumes that we maintain the rate of patient enrollment at the current rate.  If our projections are inaccurate, the trial will take significantly longer than we project.  For instance, we have amended the GENETIC-AF trial protocol three times.  We believe that the prior amendments have increased the rate of patient screening and enrollment.  We do not know if our current enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained. Delays in enrolling patients in our clinical trial would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

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

We believe our cash, cash equivalents and marketable securities balance as of March 31, 2017 will be sufficient to fund our operations, at our projected cost structure, through the end of 2017. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of March 31, 2017, we have sold an aggregate of 85,068 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000. Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  Sales under this sales agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are screening and enrolling patients in our adaptive, seamless design Phase 2B/Phase 3 clinical study of Gencaro in up to 250 HFrEF patients with AF in the Phase 2B portion. The trial could expand to a Phase 3 clinical study of approximately 370 additional HFrEF patients with AF (for a total trial enrollment of 620 patients).  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014.  We implemented amendments to the GENETIC-AF protocol in March 2015 and February 2016, which we believe expanded the eligible target population, increased the patient screening and enrollment rate, and simplified trial procedures.  We do not know if our current enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, which may cause GENETIC-AF to enroll more slowly and take longer than we currently project.

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

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 2 or Phase 3 clinical trial and have limited staff with the requisite experience to do so. We therefore rely on contract research organizations, or CROs, to conduct certain aspects of our clinical trial. During the third quarter of 2014, we reduced the scope of our primary CRO’s work and we assumed those responsibilities for our GENETIC-AF clinical trial. While certain of our employees have experience in designing and administering clinical trials, these employees have limited such experience as employees of ARCA.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trial and are therefore relying on third parties to conduct certain aspects of our clinical trial. We have contracted with Duke University, as our CRO, to conduct components of our GENETIC-AF trial. As a result of this contract, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay ongoing trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.  In order to expand GENETIC-AF to Europe, we contracted with a European CRO for this portion of the trial.  Because we are using another CRO to conduct the study in European countries, we have less control over many details and steps of the trial, the timing and completion of the trial, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff.  Additionally, we have no way of knowing if we will experience an increased or decreased number of restrictions in this regard as compared to our experience with our U.S. CRO.

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

As of May 11, 2017, the closing price of our common stock was $2.40 per share, and the total market value of our listed securities was approximately $22.2 million. As of March 31, 2017, we had stockholders’ equity of $18.0 million.

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

Our management as of March 31, 2017 and our management and our independent registered public accountant, in their report on our financial statements as of and for the fiscal year ended December 31, 2016, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the quarter ended March 31, 2017 and our audited financial statements for the fiscal year ended December 31, 2016 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of March 31, 2017 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  Our management and our independent registered public accountants concluded as of December 31, 2016 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  In June 2015, we completed an equity financing for net proceeds of approximately $34.2 million.  We believe our cash, cash equivalents and marketable securities balance as of March 31, 2017 will be sufficient to fund our operations, at our projected cost structure, through the end of 2017. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of March 31, 2017, we have sold an aggregate of 85,068 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000. Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  We cannot be certain that we will be able to make sufficient sales of our common stock pursuant to this offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we elect to continue to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2017, we had approximately 9.2 million shares of common stock outstanding, 20% of which is approximately 1.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of March 31, 2017, we have sold an aggregate of 85,068 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $221,000. Net proceeds received in the period were approximately $69,000, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated an adaptive, seamless design Phase 2B/Phase3 clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. This trial has been initiated as a Phase 2B study in up to 250 patients and, depending on the outcome of the Phase 2B interim analysis, may be expanded to a Phase 3 study with up to approximately an additional 370 patients. We randomized our 200th patient in the trial in April 2017.  We project that the outcome of the DSMB interim analysis and recommendation will be available in September 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2017, approximately 9.2 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2017, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2017, there were approximately 852,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2017 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: May 15, 2017

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.