Form 10-Q
period 2017-06-30
ARCA biopharma, Inc.
filed 2017-08-03
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 31, 2017: 11,750,744

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,101	$7,401
Marketable securities	6,906	13,762
Other current assets	648	282
Total current assets	16,655	21,445
Marketable securities	—	2,352
Property and equipment, net	54	66
Other assets	587	766
Total assets	$17,296	$24,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,072	$1,205
Accrued compensation and employee benefits	141	719
Accrued expenses and other liabilities	1,306	472
Total current liabilities	2,519	2,396
Deferred rent, net of current portion	30	39
Total liabilities	2,549	2,435
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2017 and December 31, 2016; 10,116,586 and 9,082,366 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10	9
Additional paid-in capital	137,113	134,715
Accumulated other comprehensive loss	(5)	(19)
Accumulated deficit	(122,371)	(112,511)
Total stockholders’ equity	14,747	22,194
Total liabilities and stockholders’ equity	$17,296	$24,629

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$4,508	$2,913	$7,754	$5,507
General and administrative	1,051	1,028	2,186	2,102
Total costs and expenses	5,559	3,941	9,940	7,609
Loss from operations	(5,559)	(3,941)	(9,940)	(7,609)

Interest and other income	39	47	84	68
Interest expense	(2)	—	(4)	—
Net loss	$(5,522)	$(3,894)	$(9,860)	$(7,541)

Change in unrealized loss on marketable securities	4	7	14	13
Comprehensive loss	$(5,518)	$(3,887)	$(9,846)	$(7,528)

Net loss per share:
Basic and diluted	$(0.59)	$(0.43)	$(1.07)	$(0.83)
Weighted average shares outstanding:
Basic and diluted	9,324,822	9,065,922	9,210,186	9,059,554

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2015	9,051,217	$9	$134,128	$—	$(96,067)	$38,070
Issuance of common stock upon vesting of Restricted Stock Units	31,149	—	—	—	—	—
Share-based compensation	—	—	576	—	—	576
Change in unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Other	—	—	11	—	—	11
Net loss	—	—	—	—	(16,444)	(16,444)
Balance, December 31, 2016	9,082,366	9	134,715	(19)	(112,511)	22,194
Issuance of common stock for cash, net of offering costs	1,019,282	1	2,178	—	—	2,179
Issuance of common stock upon vesting of Restricted Stock Units	14,938	—	—	—	—	—
Share-based compensation	—	—	220	—	—	220
Change in unrealized loss on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(9,860)	(9,860)
Balance, June 30, 2017	10,116,586	$10	$137,113	$(5)	$(122,371)	$14,747

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,860)	$(7,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	9
Amortization of other assets	179	117
Amortization of premiums and discounts on marketable securities	91	38
Share-based compensation	220	338
Change in operating assets and liabilities:
Other current assets	102	(263)
Other assets	—	(303)
Accounts payable	(141)	391
Accrued compensation and employee benefits	(578)	(569)
Accrued expenses and other liabilities	671	375
Other	—	(1)
Net cash used in operating activities	(9,302)	(7,409)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(2)
Purchases of marketable securities	(2,039)	(17,462)
Proceeds from maturities of marketable securities	11,150	450
Net cash provided by (used in) investing activities	9,109	(17,014)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,284	—
Common stock offering costs	(221)	—
Repayment of principal on vendor finance agreement	(170)	—
Net cash provided by financing activities	1,893	—
Net increase (decrease) in cash and cash equivalents	1,700	(24,423)
Cash and cash equivalents, beginning of period	7,401	38,802
Cash and cash equivalents, end of period	$9,101	$14,379
Supplemental cash flow information:
Interest paid	$4	$—
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$86	$—
Proceeds receivable from the issuance of common stock	$(198)	$—
Common stock offering costs accrued but not yet paid	$82	$(11)
Change in unrealized loss on marketable securities	$14	$13
Leasehold improvement lease incentive	$—	$48

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA) a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that ARCA is developing for the potential treatment of patients with atrial fibrillation (AF) and chronic heart failure.

The Company is conducting a Phase 2B/Phase 3 clinical superiority trial, known as GENETIC-AF, in which the Company is evaluating Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF is limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  In the BEST trial, Gencaro showed evidence of potential efficacy in treating AF and in reducing mortality and hospitalizations in patients with this specific genotype.

GENETIC-AF is an adaptive, seamless design Phase 2B/Phase 3, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that seeks to enroll a combined total of approximately 620 patients. Eligible patients will have HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data and Safety Monitoring Board (DSMB) will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility to recommend whether or not the trial should transition to Phase 3.  The DSMB will make its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients have evaluable endpoint data.  A randomized patient has evaluable endpoint data either when they experience their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow up period.  The DSMB interim analysis will focus on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  Based on the results of the interim analysis, the DSMB may recommend that the trial transition to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  ARCA, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis.  The Company projects that the outcome of the DSMB interim analysis and recommendation will be available in August 2017.  Should the study transition to Phase 3, the trial would continue enrolling to a total of approximately 620 patients.

In order to continue with the Phase 3 portion of the GENETIC-AF, the Company will need to raise additional capital to complete the Phase 3 portion of the GENETIC-AF clinical trial and submit Gencaro for approval by the U.S. Food and Drug Administration (FDA). If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

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

The Company is enrolling patients in the Phase 2B portion of the GENETIC-AF trial, and the Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its operations, at its projected cost structure, through the end of 2017.  In January 2017, the Company entered into a sales agreement with an agent to sell, from time to time, its common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of June 30, 2017, the Company has sold an aggregate of 1,019,282 shares of its common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $2.5 million. Net proceeds received during the six months ended June 30, 2017 were approximately $2.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  However, notwithstanding this sales agreement, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company expects it will need to raise additional capital to finance the completion of GENETIC-AF and the Company’s future operations.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

the outcome of the DSMB interim analysis and recommendation. The DSMB may recommend that the trial transition to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility;

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results expected for the full year ending December 31, 2017.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements and related disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company is currently evaluating the effect on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2017-09.

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

Because the Company reported a net loss for the three and six months ended June 30, 2017 and 2016, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2017	2016
Potentially dilutive securities, excluded:
Outstanding stock options	821,625	584,865
Unvested restricted stock units	15,401	46,757
Warrants to purchase common stock	3,657,132	3,718,022
	4,494,158	4,349,644

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$6,413	$1	$(6)	$6,408
Commercial Paper	498	—	—	498
Total	$6,911	$1	$(6)	$6,906

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$13,778	$—	$(16)	$13,762
Total	$13,778	$—	$(16)	$13,762
Long-term available-for-sale securities:
Corporate bonds	$2,355	$3	$(6)	$2,352
Total	$2,355	$3	$(6)	$2,352

As of June 30, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$6,911	$6,906
Total	$6,911	$6,906

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2017
Money market	$9,101	$9,101	$—	$—
Corporate bonds	6,408	—	6,408	—
Commercial Paper	498	—	498	—
Total	$16,007	$9,101	$6,906	$—

December 31, 2016
Money market	$7,672	$7,672	$—	$—
Corporate bonds	16,114	—	16,114	—
Total	$23,786	$7,672	$16,114	$—

As of June 30, 2017 and December 31, 2016, the Company had $9.1 million and $7.7 million, respectively, of cash equivalents consisting of money market funds with maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the six month period ended June 30, 2017.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and short-term notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2017	December 31, 2016
Computer equipment	3 years	$81	$84
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	85	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		450	453
Accumulated depreciation and amortization		(396)	(387)
Property and equipment, net		$54	$66

For the six months ended June 30, 2017 and 2016, depreciation and amortization expense was $14,000 and $9,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2017 and 2016 was $207,000 and $222,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of June 30, 2017 (in thousands):

Remainder of 2017	$42
2018	88
2019	83
Total future minimum lease payments	$213

Rent expense for the six months ended June 30, 2017 and 2016 was $41,000 and $41,000, respectively.

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

As of June 30, 2017, the Company has sold an aggregate of 1,019,282 shares of Common Stock pursuant to the terms of such Sales Agreement for aggregate gross proceeds of approximately $2.5 million.  Net proceeds received during the six months ended June 30, 2017 were approximately $2.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

See Note 10 for information regarding sales through this facility subsequent to June 30, 2017.

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of June 30, 2017, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2017	24,124	$17.89
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,657,132	$8.38

(8) Share-based Compensation

For the three and six month periods ended June 30, 2017 and 2016, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$44	$53	$80	$95
General and administrative	75	130	140	243
Total	$119	$183	$220	$338

Stock option transactions for the six month period ended June 30, 2017 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	629,629	$6.30	8.86
Granted	469,600	2.54
Exercised	—	—
Forfeited and cancelled	(277,604)	3.38
Options outstanding at June 30, 2017	821,625	$5.14	8.90
Options exercisable at June 30, 2017	251,748	$10.32	7.62
Options vested and expected to vest	820,235	$5.14	8.90

Stock award transactions related to restricted stock units for the six month period ended June 30, 2017 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2016	30,739	$7.91
Granted	—	—
Vested and released	(14,938)	7.98
Forfeited and cancelled	(400)	6.03
Restricted stock units outstanding at June 30, 2017	15,401	$7.90

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

(10) Subsequent Events

Subsequent to June 30, 2017, the Company has sold an aggregate of 1,634,158 shares of its common stock pursuant to the terms of such Sales Agreement for aggregate gross proceeds of approximately $4.0 million.  Net proceeds subsequent to June 30, 2017 were approximately $3.9 million, including expenses for executing the “at the market offering” and commissions to the placement agent.  As of July 25, 2017, the Company has sold all shares available under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459) and does not currently anticipate making any additional sales under this Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995.  Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the potential that the data from the interim analysis will support a recommendation that the GENETIC-AF trial transition to Phase 3 or completion of Phase 2B, the potential timeline for GENETIC-AF trial activities and related recommendations of the DSMB, potential timing for patient enrollment in the GENETIC-AF trial, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2016, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

The terms “ARCA,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with atrial fibrillation, or AF, and chronic heart failure.  Reduced left ventricular ejection fraction, or HFrEF, constitutes an estimated 50-60% of the total heart failure, or HF population, with the remainder comprised of HF with preserved ejection fraction, or HFpEF.  We believe that Gencaro’s efficacy is enhanced in a specific genotype that is present in approximately fifty percent of the general population in the United States, and can be identified by a genetic test. We believe that with this genetic test, we may be able to predict individual patient response to Gencaro, potentially improving the efficacy of treatment for AF in HFrEF patients with this particular genotype.  We believe that Gencaro, if approved, could potentially be a safer and more effective therapy for treating or preventing AF in patients with HFrEF and could be the first genetically-targeted AF treatment.  We also believe that Gencaro may have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

We are conducting a Phase 2B/Phase 3 clinical superiority trial, known as GENETIC-AF, in which we are evaluating Gencaro for the treatment and prevention of AF in patients with HFrEF.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compares Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.  Enrollment in GENETIC-AF is limited to patients that possess the specific genotype that we believe enhances Gencaro’s potential therapeutic effects.  Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with this specific genotype.  In 2015, the U.S. Food and Drug Administration, or FDA, designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

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

The GENETIC-AF Data and Safety Monitoring Board, or DSMB, will perform a pre-specified interim analysis of unblinded efficacy data.  The primary analysis will be conducted for detection of evidence of safety and superior efficacy of Gencaro versus the active comparator, TOPROL-XL.

The prospectively defined features of this analysis include an estimate of Gencaro effectiveness relative to TOPROL-XL and an assessment of safety as characterized by adverse events. The primary analysis method will generate predictive probability of success, or PPoS, values that will be compared to prespecified PPoS boundaries constructed from Bayesian statistical modeling.  Prospectively defined PPoS ranges have been predetermined to define three potential outcomes based on the projection of the Phase 2B interim results:

1) transition the trial to Phase 3 based on a likelihood of achieving a statistically significant hazard ratio in favor of Gencaro (evidence of an efficacy signal consistent with pretrial assumptions) and enroll up to a total of 620 patients (including the Phase 2B patients);

2) completion of the Phase 2B stage of the trial including 24-week follow-up of all randomized subjects, based on an intermediate result that is potentially favorable but does not support transition of the trial to Phase 3 or;

3) immediate termination of the trial due to futility, if the PPoS results fall below the boundary for completion as a Phase 2 trial.

We, in collaboration with the GENETIC-AF Steering Committee, will determine the next steps for the trial based on the DSMB recommendation from this interim analysis and on our available capital.  The unblinded statistical data available to the DSMB will not be disclosed to us or the public.  We project that the outcome of the DSMB interim analysis and recommendation will be available in August 2017.  In February 2016, we amended the trial protocol to allow for up to 250 patients to be enrolled in the Phase 2B portion of the trial, which has enabled the study to continue enrolling patients while the data is being prepared for the DSMB interim analysis.  Should the DSMB recommend that the study transition to Phase 3, the trial would continue enrolling to a total of approximately 620 patients (i.e., approximately 250 patients in Phase 2B and 370 patients in Phase 3), subject to our obtaining sufficient financing to fund the Phase 3 portion of the trial.

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

Medtronic, Inc., or Medtronic, a global healthcare solutions company, is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA is conducting a substudy that includes continuous monitoring of the cardiac rhythms in a subset of patients enrolled during the trial, which is the basis for a supportive endpoint in the trial known as AF burden.  The collaboration is administered by a joint ARCA-Medtronic committee. Medtronic uses its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data will be used by the DSMB as part of the interim analysis. Medtronic will support the reimbursement process for U.S. patients enrolled in the Phase 2B portion, and will provide financial support of unreimbursed costs for a certain number of U.S. patients in the Phase 2B portion up to a certain maximum amount per patient. If GENETIC-AF transitions to Phase 3, we will continue to enroll additional patients, with Medtronic devices for monitoring and recording AF burden, in the substudy.  Medtronic will provide the agreed upon CareLink System cardiac rhythm data collection and analysis for the Phase 3 portion of the substudy and support the reimbursement process.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

To date, we have randomized more than 250 HFrEF patients in the Phase 2B portion of the GENETIC-AF trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2017.  In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of July 31, 2017, we have sold an aggregate of 2,653,440 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $6.5 million. Net proceeds received in the period were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.  If we transition to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended June 30, 2017 was $4.5 million compared to $2.9 million for the corresponding period of 2016, an increase of approximately $1.6 million.  R&D expense for the six months ended June 30, 2017 was $7.8 million compared to $5.5 million for the corresponding period of 2016, an increase of approximately $2.2 million.  The increase in our R&D expense in the three and six month periods ended June 30, 2017 was due primarily to the increased expense of our GENETIC‑AF clinical trial.

Clinical expense increased approximately $1.0 million for the three months and $2.1 million for the six months ended June 30, 2017, as compared to the corresponding periods of 2016.  The cost increases in the three and six month periods was primarily due to clinical trial cost activities, as well as increased personnel costs.  The increase in costs were related to our GENETIC-AF clinical trial, including contract research organization, or CRO, costs, clinical site initiation and monitoring activities, patient visit costs and increased costs to support expanding into Europe.

Manufacturing process development costs increased approximately $520,000 for the three months and were relatively unchanged for the six months ended June 30, 2017, as compared to the corresponding periods of 2016.  The increase was a result of production of clinical trial materials to be used in our GENETIC-AF clinical trial.

We expect R&D expense in 2017 to be higher than 2016 as we activate new clinical sites and enroll additional patients in our GENETIC-AF clinical trial.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was $1.1 million for the three months ended June 30, 2017 as compared to $1.0 million for the corresponding period of 2016, a net increase of $23,000.  G&A expense was $2.2 million for the six months ended June 30, 2017 as compared to $2.1 million for the corresponding period in 2016, a net increase of $84,000.  The increase for the three and six month periods was comprised primarily of higher consulting costs and professional fees. These increases were partially offset by decreased non-cash, stock-based compensation expense in 2017, as compared to the corresponding periods in 2016.

G&A expenses in 2017 are expected to be higher than in 2016 as we increase administrative activities to support our GENETIC-AF clinical trial.

Interest and Other Income

Interest and other income was $39,000 and $47,000 in the three months ended June 30, 2017 and 2016, respectively.  Interest and other income was $84,000 and $68,000 in the six months ended June 30, 2017 and 2016, respectively. We expect interest income to be lower in 2017 than in 2016, as we continue to use our cash, cash equivalents and marketable securities to fund our operations.

Interest Expense

Interest expense was $2,000 and $4,000 in the three and six months ended June 30, 2017.  We had no interest expense in the three and six months ended June 30, 2016.  Based on our current capital structure, interest expense for the remainder of 2017 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$9,101	$7,401
Marketable securities, short and long-term	6,906	16,114
Cash, cash equivalents and marketable securities	$16,007	$23,515

As of June 30, 2017, we had total cash, cash equivalents and marketable securities of $16.0 million, as compared to $23.5 million as of December 31, 2016.  The net decrease of $7.5 million in the six months ended June 30, 2017 reflects the $9.3 million of cash used to fund operating activities during the six months ended June 30, 2017, offset by net proceeds of $2.1 million from equity sales.  Subsequent to June 30, 2017, we sold an aggregate of 1,634,158 shares of our common stock for aggregate gross proceeds of approximately $4.0 million.  Net proceeds subsequent to June 30, 2017 were approximately $3.9 million, including expenses for executing the “at the market offering” and commissions to the placement agent.  As of July 25, 2017, we have sold all shares available under the prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this facility.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,302)	$(7,409)
Investing activities	9,109	(17,014)
Financing activities	1,893	—
Net increase (decrease) in cash and cash equivalents	$1,700	$(24,423)

Net cash used in operating activities for the six months ended June 30, 2017 increased $1.9 million compared with the same period in 2016.  This was primarily due to higher outflows related to a higher net loss in 2017, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the six months ended June 30, 2017 was $9.1 million, consisting of $11.2 million of proceeds from the maturities of marketable securities, offset by $2.0 million for the purchase of marketable securities and $2,000 for the purchase of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2016 was $17.0 million.  This consisted of $17.5 million for the purchases of marketable securities and $2,000 for the purchase of property and equipment, offset by $450,000 of proceeds from the maturities of marketable securities.

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2017 representing $2.1 million of net proceeds from our “at the market” equity offering executed in January 2017, less approximately $170,000 in payments on a vendor financing arrangement.  There was no net cash provided by financing activities for the six months ended June 30, 2016.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of July 25, 2017, we have sold all shares available under the prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this facility.  Pursuant to the terms of such sales agreement, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

We initiated our GENETIC-AF Phase 2B/3 clinical trial during 2014.  Our ability to execute our GENETIC-AF Phase 2B trial in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•

the outcome of the DSMB interim analysis and recommendation. The DSMB may recommend that the trial transition to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility;

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

In order to increase the pool of patients eligible for enrollment in GENETIC-AF, consistent with the adaptive design nature of the trial, we consulted with the GENETIC-AF Steering Committee and implemented amendments to the trial protocol in March 2015 and February 2016.  In March 2015, the GENETIC-AF protocol was revised to expand the target study population. Previously, the protocol required patients to have persistent AF at the time of screening to be eligible.  Under the revised protocol, patients in sinus rhythm who have experienced symptomatic AF are eligible for inclusion in the trial, as are patients with paroxysmal AF.  We believe this expanded target population has improved trial screening and enrollment rates and could broaden the potential commercial market for Gencaro, should it achieve regulatory approval in the future.  In February 2016, the GENETIC-AF protocol was amended to simplify certain operational aspects of the trial. We believe these modifications have and will facilitate site recruitment and enrollment in existing trial sites and additional sites in European countries, where we expanded the study to support both the latter portion of Phase 2B, as well as the potential Phase 3 portion of the trial.  We believe inclusion of European investigative sites will also support potential European regulatory submissions and partnering activity.  We project that the outcome of the DSMB interim analysis and recommendation will be available in August 2017.

We believe that our current cash and cash equivalents and marketable securities, will be sufficient to fund our operations, at our projected cost structure, through the end of 2017.  However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.  If we elect to transition to the Phase 3 portion of GENETIC-AF, the sale of additional equity or convertible debt securities or a strategic transaction or collaboration will be necessary for us to complete the Phase 3 of the GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Such financing would likely result in additional dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

We believe our cash, cash equivalents and marketable securities balance as of June 30, 2017 will be sufficient to fund our operations, at our projected cost structure, through the end of 2017. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of July 25, 2017, we have sold all shares available under the prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this facility.  Pursuant to the terms of such sales agreement, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  Sales under this sales agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•

the outcome of the DSMB interim analysis and recommendation. The DSMB may recommend that the trial transition to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility;

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We are enrolling patients in our adaptive, seamless design Phase 2B/Phase 3 clinical study of Gencaro. The trial could expand to a Phase 3 clinical study of approximately 370 additional HFrEF patients with AF (for a total trial enrollment of 620 patients).  We began screening patients for the Phase 2B portion of GENETIC-AF in April 2014 and enrolled our first patient in June 2014 and randomization has exceeded 250 HFrEF patients with AF in the Phase 2B portion.  We do not know if our enrollment projections will prove to be accurate, or if our current enrollment rate will be sustained if we transition to the Phase 3 portion of the trial.  The complex nature of the disease indication and the genotype required for the trial result in stringent enrollment criteria, which may cause GENETIC-AF to enroll more slowly and take longer than we currently project.

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

For example, GENETIC-AF is designed as an adaptive trial. The DSMB will conduct a pre-specified interim analysis of study endpoints for efficacy, safety and futility.  Based on the results of the interim analysis, the DSMB may recommend that the trial transition to Phase 3, the trial be completed as a Phase 2B study, or termination of the trial due to futility.  The DSMB may also recommend changes to the study design before potentially proceeding to Phase 3. The Company, in consultation with the trial’s Steering Committee and the DSMB, will make the final determination on the trial’s next development steps. If we do not see sufficient efficacy and safety in the Phase 2B portion of the trial, we will not initiate the Phase 3 portion of the trial.

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

As of July 31, 2017, the closing price of our common stock was $1.85 per share, and the total market value of our listed securities was approximately $21.7 million. As of June 30, 2017, we had stockholders’ equity of $14.7 million.

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

Our management as of June 30, 2017 and our management and our independent registered public accountant, in their report on our financial statements as of and for the fiscal year ended December 31, 2016, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three and six months ended June 30, 2017 and our audited financial statements for the fiscal year ended December 31, 2016 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of June 30, 2017 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  Our management and our independent registered public accountants concluded as of December 31, 2016 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  We believe our cash, cash equivalents and marketable securities balance as of June 30, 2017 will be sufficient to fund our operations, at our projected cost structure, through the end of 2017. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of July 25, 2017, we have sold all shares available under the prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this facility.  Pursuant to the terms of such sales agreement, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. If we elect to transition to the Phase 3 portion of GENETIC-AF, we will be required to raise additional funds to complete the Phase 3 portion of GENETIC-AF clinical trial and submit for FDA approval of Gencaro.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2017, we had approximately 10.1 million shares of common stock outstanding, 20% of which is approximately 2.0 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  As of July 25, 2017, we have sold all shares available under the prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this facility.  Pursuant to the terms of such sales agreement, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We have initiated an adaptive, seamless design Phase 2B/Phase 3 clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. To date, we have randomized more than 250 HFrEF patients with AF in the Phase 2B portion and, depending on the outcome of the Phase 2B interim analysis, may be expanded to a Phase 3 study with up to approximately an additional 370 patients.  We project that the outcome of the DSMB interim analysis and recommendation will be available in August 2017. This product candidate will require years of clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our principal executive officer and principal financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud.  We continue to operate with a small staff for financial reporting. Though the process and design of our internal controls over financial reporting have not been altered, the small number of staff involved in financial reporting may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2017, approximately 10.1 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2017, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2017, there were approximately 837,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2017 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: August 3, 2017

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