Form 10-Q
period 2017-09-30
ARCA biopharma, Inc.
filed 2017-11-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 7, 2017: 11,750,977

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,142	$7,401
Marketable securities	7,809	13,762
Other current assets	425	282
Total current assets	16,376	21,445
Marketable securities	—	2,352
Property and equipment, net	48	66
Other assets	497	766
Total assets	$16,921	$24,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,237	$1,205
Accrued compensation and employee benefits	193	719
Accrued expenses and other liabilities	1,114	472
Total current liabilities	2,544	2,396
Deferred rent, net of current portion	25	39
Total liabilities	2,569	2,435
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2017 and December 31, 2016; 11,750,744 and 9,082,366 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	12	9
Additional paid-in capital	141,147	134,715
Accumulated other comprehensive loss	(3)	(19)
Accumulated deficit	(126,804)	(112,511)
Total stockholders’ equity	14,352	22,194
Total liabilities and stockholders’ equity	$16,921	$24,629

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$3,488	$3,720	$11,242	$9,227
General and administrative	987	992	3,173	3,094
Total costs and expenses	4,475	4,712	14,415	12,321
Loss from operations	(4,475)	(4,712)	(14,415)	(12,321)

Interest and other income	44	53	128	121
Interest expense	(2)	—	(6)	—
Net loss	$(4,433)	$(4,659)	$(14,293)	$(12,200)

Change in unrealized loss on marketable securities	2	(19)	16	(6)
Comprehensive loss	$(4,431)	$(4,678)	$(14,277)	$(12,206)

Net loss per share:
Basic and diluted	$(0.39)	$(0.51)	$(1.43)	$(1.35)
Weighted average shares outstanding:
Basic and diluted	11,502,654	9,068,376	9,982,739	9,062,516

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2015	9,051,217	$9	$134,128	$—	$(96,067)	$38,070
Issuance of common stock upon vesting of Restricted Stock Units	31,149	—	—	—	—	—
Share-based compensation	—	—	576	—	—	576
Change in unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Other	—	—	11	—	—	11
Net loss	—	—	—	—	(16,444)	(16,444)
Balance, December 31, 2016	9,082,366	9	134,715	(19)	(112,511)	22,194
Issuance of common stock for cash, net of offering costs	2,653,440	3	6,093	—	—	6,096
Issuance of common stock upon vesting of Restricted Stock Units	14,938	—	—	—	—	—
Share-based compensation	—	—	339	—	—	339
Change in unrealized loss on marketable securities	—	—	—	16	—	16
Net loss	—	—	—	—	(14,293)	(14,293)
Balance, September 30, 2017	11,750,744	$12	$141,147	$(3)	$(126,804)	$14,352

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(14,293)	$(12,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	17
Amortization of other assets	269	207
Amortization of premiums and discounts on marketable securities	109	100
Share-based compensation	339	605
Change in operating assets and liabilities:
Other current assets	186	(98)
Other assets	—	(303)
Accounts payable	29	648
Accrued compensation and employee benefits	(526)	(507)
Accrued expenses and other liabilities	590	391
Other	—	(5)
Net cash used in operating activities	(13,276)	(11,145)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(8)
Purchases of marketable securities	(5,471)	(20,504)
Proceeds from maturities of marketable securities	13,650	950
Net cash provided by (used in) investing activities	8,177	(19,562)
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,515	—
Common stock offering costs	(419)	—
Repayment of principal on vendor finance agreement	(256)	—
Net cash provided by financing activities	5,840	—
Net increase (decrease) in cash and cash equivalents	741	(30,707)
Cash and cash equivalents, beginning of period	7,401	38,802
Cash and cash equivalents, end of period	$8,142	$8,095
Supplemental cash flow information:
Interest paid	$6	$—
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$—	$(11)
Change in unrealized loss on marketable securities	$16	$(6)
Leasehold improvement lease incentive	$—	$48

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

The Company is conducting a Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company is evaluating Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF, which was completed in August 2017, was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  In the BEST trial, Gencaro showed evidence of potential efficacy in treating AF and in reducing mortality and hospitalizations in patients with this specific genotype.

GENETIC-AF is a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter (AFL), or all-cause mortality. The GENETIC-AF Data and Safety Monitoring Board (DSMB) conducted a pre-specified interim analysis of all patients randomized as of June 19, 2017.  Based on its efficacy and safety review, the DSMB recommended completion of the Phase 2B trial with no changes to the trial design and indicated that there were no safety concerns.  The DSMB made its recommendation based on a predictive probability analysis of certain trial data after a sufficient number of patients had evaluable endpoint data.  A randomized patient had evaluable endpoint data either when they experienced their first composite endpoint event, AF/AFL or all-cause mortality, or after completion of the 24-week primary endpoint follow up period.  The DSMB interim analysis focused on analyses of the AF/AFL endpoints in the trial using both clinical-based intermittent monitoring and device-based continuous monitoring techniques.  The Company expects to report top-line Phase 2B data late in the first quarter of 2018.

The Company anticipates that it will need to raise additional capital to fund future operations and any additional development of Gencaro, after completion of GENETIC-AF. If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

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

The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to fund its operations, at its projected cost structure, through the end of the second quarter of 2018.  In January 2017, the Company entered into a sales agreement with an agent to sell, from time to time, its common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, the Company amended this sales agreement to increase the maximum aggregate value of shares which the Company may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  As of September 30, 2017, the Company has sold an aggregate of 2,653,440 shares of its common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $6.5 million. Net proceeds received during the nine months ended September 30, 2017 were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  However, notwithstanding this sales agreement, in light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company anticipates that it will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro, after completion of GENETIC-AF.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the outcome of GENETIC-AF, for which top-line data is expected late in the first quarter of 2018;
•	completion of GENETIC-AF, including completion of patient treatment, securing and analyzing the data in accordance with our projected timeline;
•	the costs and timing for the potential additional data analyses and clinical trials in order to gain possible regulatory approval for Gencaro;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results expected for the full year ending December 31, 2017.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company is currently evaluating the impact that ASU 2017-08 will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact that ASU 2017-09 will have on its financial statements and related disclosures.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2017	2016
Potentially dilutive securities, excluded:
Outstanding stock options	820,587	584,865
Unvested restricted stock units	15,401	32,402
Warrants to purchase common stock	3,656,978	3,718,022
	4,492,966	4,335,289

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$7,313	$1	$(4)	$7,310
Commercial Paper	499	—	—	499
Total	$7,812	$1	$(4)	$7,809

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$13,778	$—	$(16)	$13,762
Total	$13,778	$—	$(16)	$13,762
Long-term available-for-sale securities:
Corporate bonds	$2,355	$3	$(6)	$2,352
Total	$2,355	$3	$(6)	$2,352

As of September 30, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$7,812	$7,809
Total	$7,812	$7,809

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2017
Money market	$7,792	$7,792	$—	$—
Corporate bonds	7,310	—	7,310	—
Commercial Paper	849	—	849	—
Total	$15,951	$7,792	$8,159	$—

December 31, 2016
Money market	$7,672	$7,672	$—	$—
Corporate bonds	16,114	—	16,114	—
Total	$23,786	$7,672	$16,114	$—

As of September 30, 2017 and December 31, 2016, the Company had $8.1 million and $7.7 million, respectively, of cash equivalents consisting of money market funds and commercial paper with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the nine month period ended September 30, 2017.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2017	December 31, 2016
Computer equipment	3 years	$82	$84
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	85	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		451	453
Accumulated depreciation and amortization		(403)	(387)
Property and equipment, net		$48	$66

For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $21,000 and $17,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2017 and 2016 was $301,000 and $329,000 respectively.

(6) Commitments and Contingencies

The Company has or is subject to the following commitments and contingencies.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2017 (in thousands):

Remainder of 2017	$21
2018	88
2019	83
Total future minimum lease payments	$192

Rent expense for the nine months ended September 30, 2017 and 2016 was $62,000 and $62,000, respectively.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC

ARCA has licensed worldwide rights to Gencaro, including all preclinical and clinical data from Cardiovascular Pharmacology and Engineering Consultants, LLC (CPEC), who has licensed rights in Gencaro from Bristol Myers Squib (BMS). CPEC is a licensing subsidiary majority-owned by Endo Pharmaceutical Solutions, Inc., formerly Indevus Pharmaceuticals Inc., (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.  If the U.S, Food and Drug Administration (FDA) grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan.  The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The agreement states that the Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

See Note 10 for information regarding ARCA’s transaction with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc. (Aeolus) subsequent to September 30, 2017.

(7) Equity Financings and Warrants

2017 Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017, the Company amended its Capital on Demand Sales Agreement. The amendment, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement by approximately $2.9 million, from $7.3 million to $10.2 million (the Shares).

Under the amended Sales Agreement, JonesTrading may sell the Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Capital Market, on any other existing trading market for the Common Stock or to or through a market maker. In addition, under the amended Sales Agreement, JonesTrading may sell the Shares by any other method permitted by law, including in negotiated transactions. The Company may instruct JonesTrading not to sell Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of the Shares under the amended Sales Agreement. The offering of Shares pursuant to the amended Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the amended Sales Agreement or (b) the termination of the amended Sales Agreement by JonesTrading or the Company, as permitted therein.

The Company will pay JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide JonesTrading with customary indemnification and contribution rights. The Company will also reimburse JonesTrading for certain specified expenses in connection with entering into and amending the Sales Agreement.

As of September 30, 2017, the Company has sold an aggregate of 2,653,440 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for aggregate gross proceeds of approximately $6.5 million.  Net proceeds received during the nine months ended September 30, 2017 were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

There have been no sales under this facility subsequent to September 30, 2017.

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of September 30, 2017, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2017	23,970	$14.06
2018	963,153	11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,656,978	$8.36

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2017 and 2016, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$44	$94	$124	$189
General and administrative	75	173	215	416
Total	$119	$267	$339	$605

Stock option transactions for the nine month period ended September 30, 2017 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	629,629	$6.30	8.86
Granted	469,600	2.54
Exercised	—	—
Forfeited and cancelled	(278,642)	3.38
Options outstanding at September 30, 2017	820,587	$5.14	8.65
Options exercisable at September 30, 2017	294,215	$9.27	7.59
Options vested and expected to vest	819,477	$5.14	8.64

Stock award transactions related to restricted stock units for the nine month period ended September 30, 2017 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2016	30,739	$7.91
Granted	—	—
Vested and released	(14,938)	7.98
Forfeited and cancelled	(400)	6.03
Restricted stock units outstanding at September 30, 2017	15,401	$7.90

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

(10) Subsequent Events

Subsequent to September 30, 2017, the Company entered into an agreement with Aeolus pursuant to which the Company acquired Aeolus’ minority membership interest in CPEC.  The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating certain milestone and royalty obligations that could be payable by the Company, if Gencaro receives regulatory approval and is commercialized.  As a result of this transaction, the Company, together with Endo Pharmaceuticals, Inc., indirectly have the rights to the Gencaro program, as discussed in Note 6 above.  The acquisition cost of this interest will not have a significant impact on the Company’s annual financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995.  Examples of these statements include, but are not limited to, statements regarding the following: the timing and results of any clinical trials, including GENETIC-AF, the ongoing Gencaro trial for the prevention of atrial fibrillation, the potential for genetic variations to predict individual patient response to Gencaro, Gencaro’s potential to treat atrial fibrillation, future treatment options for patients with atrial fibrillation, and the potential for Gencaro to be the first genetically-targeted atrial fibrillation prevention treatment, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2016, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

We are conducting a Phase 2B clinical superiority trial, known as GENETIC-AF, in which we are evaluating Gencaro for the treatment and prevention of AF in patients with HFrEF.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compares Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.  Enrollment in GENETIC-AF was completed in August 2017 and was limited to patients that possess the specific genotype that we believe enhances Gencaro’s potential therapeutic effects.  Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with this specific genotype.  In 2015, the U.S. Food and Drug Administration, or FDA, designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

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

GENETIC-AF is a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  A subset of patients in the trial also underwent continuous heart rhythm monitoring to assess AF burden, which is defined as the amount of time per day that a patient experiences AF. These data will be collected via newly or previously implanted Medtronic, Inc. devices capable of assessing AF burden (for example, implantable loop recorders, pacemakers, cardioverter-defibrillators, or cardiac resynchronization therapy devices).  The primary endpoint of the study is time to first event of symptomatic AF/atrial flutter, or AFL, or all-cause mortality.  The Phase 2B trial is designed to detect a 25 percent reduction in the primary endpoint for patients in the Gencaro arm compared to patients in the TOPROL-XL arm.  We received guidance from the FDA regarding the GENETIC-AF clinical trial prior to initiation of the trial. The trial enrolled patients in the United States, Canada and Europe and completed enrollment in August 2017.

In August 2017, the GENETIC-AF Data and Safety Monitoring Board, or DSMB, conducted a pre-specified interim analysis of unblinded efficacy data from all patients randomized as of June 19, 2017.  The primary analysis was conducted for detection of evidence of safety and superior efficacy of Gencaro versus the active comparator, TOPROL-XL.

The prospectively defined features of this analysis included an estimate of Gencaro effectiveness relative to TOPROL-XL and an assessment of safety as characterized by adverse events. The primary analysis method generated predictive probability of success, or PPoS, values that were compared to prespecified PPoS boundaries constructed from Bayesian statistical modeling.  Prospectively defined PPoS ranges had been predetermined to define three potential outcomes based on the projection of the Phase 2B interim results:

1) transition the trial to Phase 3;

2) completion of the Phase 2B stage of the trial including 24-week follow-up of all randomized subjects, based on an intermediate result that is potentially favorable but does not support transition of current the trial to Phase 3 or;

3) immediate termination of the trial due to futility, if the PPoS results fall below the boundary for completion as a Phase 2 trial.

Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B trial with no changes to the trial design.  In order to maintain the integrity of the ongoing double-blind clinical trial, the unblinded statistical data available to the DSMB has not and will not be disclosed to us, the trial leadership, the investigators or the public until the Phase 2B trial is complete.  We estimate reporting top-line data for the Phase 2B trial late in the first quarter of 2018.

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

Medtronic, Inc., or Medtronic, a global healthcare solutions company, is collaborating with us on the GENETIC-AF trial. Under the collaboration with Medtronic, ARCA is conducting a substudy that included continuous monitoring of the cardiac rhythms in a subset of patients enrolled during the trial, which is the basis for a supportive endpoint in the trial known as AF burden.  The collaboration is administered by a joint ARCA-Medtronic committee. Medtronic uses its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices and the data was used by the DSMB as part of the interim analysis.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

We have completed enrollment of 267 HFrEF patients in our GENETIC-AF Phase 2B trial, and we believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of second quarter of 2018.  In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  As of October 31, 2017, we have sold an aggregate of 2,653,440 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $6.5 million. Net proceeds received in the period were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended September 30, 2017 was $3.5 million compared to $3.7 million for the corresponding period of 2016, a decrease of approximately $0.2 million.  R&D expense for the nine months ended September 30, 2017 was $11.2 million compared to $9.2 million for the corresponding period of 2016, an increase of approximately $2.0 million.

Clinical expense increased approximately $0.4 million for the three months and $2.4 million for the nine months ended September 30, 2017, as compared to the corresponding periods of 2016.  The cost increases in the three and nine month periods was primarily due to clinical trial cost activities, as well as increased personnel costs.  The increase in costs were related to our GENETIC-AF clinical trial, including contract research organization, or CRO, costs, clinical site initiation and monitoring activities, patient visit costs and increased costs to support expanding into Europe.

Manufacturing process development costs decreased approximately $0.5 million for both the three and the nine months ended September 30, 2017, as compared to the corresponding periods of 2016.  The decrease was a result of timing of production of clinical trial materials used in our GENETIC-AF clinical trial.

We expect R&D expense in 2017 to be higher than 2016 as we reached our peak patient screening activity and patient enrollment for GENETIC-AF during 2017.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expense was relatively unchanged at $1.0 million for both the three months ended September 30, 2017 and 2016.  G&A expense was $3.2 million for the nine months ended September 30, 2017 as compared to $3.1 million for the corresponding period in 2016, a net increase of $79,000.  The increase for the nine month period was comprised primarily of higher consulting costs and professional fees, partially offset by decreased non-cash, stock-based compensation expense in 2017, as compared to the corresponding period in 2016.

G&A expenses in 2017 are expected to be higher than in 2016 as we increase administrative activities to support our GENETIC-AF clinical trial in addition to the costs incurred in the fourth quarter for the acquisition of license rights from Aeolus Pharmaceuticals, Inc., or Aeolus, which, together with Endo Pharmaceuticals, Inc., previously held rights to the Gencaro program.

Interest and Other Income

Interest and other income was $44,000 and $53,000 in the three months ended September 30, 2017 and 2016, respectively.  Interest and other income was $128,000 and $121,000 in the nine months ended September 30, 2017 and 2016, respectively. We expect interest income to be lower in 2017 than in 2016, as we continue to use our cash, cash equivalents and marketable securities to fund our operations.

Interest Expense

Interest expense was $2,000 and $6,000 in the three and nine months ended September 30, 2017.  We had no interest expense in the three and nine months ended September 30, 2016.  Based on our current capital structure, interest expense for the remainder of 2017 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	September 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$8,142	$7,401
Marketable securities, short and long-term	7,809	16,114
Cash, cash equivalents and marketable securities	$15,951	$23,515

As of September 30, 2017, we had total cash, cash equivalents and marketable securities of $16.0 million, as compared to $23.5 million as of December 31, 2016.  The net decrease of $7.6 million in the nine months ended September 30, 2017 reflects the $13.3 million of cash used to fund operating activities during the nine months ended September 30, 2017, offset by net proceeds of $6.1 million from equity sales.  Subsequent to September 30, 2017, we entered into an agreement with Aeolus pursuant to which we acquired Aeolus’ minority membership interest in CPEC. The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating certain milestone and royalty obligations that could be payable by us, if Gencaro receives regulatory approval and is commercialized.  The acquisition cost of this interest will not have a significant impact on the Company’s annual financial statements.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,276)	$(11,145)
Investing activities	8,177	(19,562)
Financing activities	5,840	—
Net increase (decrease) in cash and cash equivalents	$741	$(30,707)

Net cash used in operating activities for the nine months ended September 30, 2017 increased $2.1 million compared with the same period in 2016.  This was primarily due to higher outflows related to a higher net loss in 2017, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2017 was $8.2 million, consisting of $13.7 million of proceeds from the maturities of marketable securities, offset by $5.5 million for the purchase of marketable securities and $2,000 for the purchase of property and equipment.  Net cash used in investing activities for the nine months ended September 30, 2016 was $19.6 million.  This consisted of $20.5 million for the purchases of marketable securities and $8,000 for the purchase of property and equipment, offset by $950,000 of proceeds from the maturities of marketable securities.

Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2017 representing $6.1 million of net proceeds from our “at the market” equity offering executed in January 2017, less $256,000 in payments on a vendor financing arrangement.  There was no net cash provided by financing activities for the nine months ended September 30, 2016.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

Our ability to execute our Gencaro development program in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	the outcome of GENETIC-AF, for which top-line data is expected late in the first quarter of 2018;
•	completion of GENETIC-AF, including completion of patient treatment, securing and analyzing the data in accordance with our projected timeline;
•	our ability to control costs associated with the clinical trial and our operations;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

We believe that our current cash and cash equivalents and marketable securities, will be sufficient to fund our operations, at our projected cost structure, through the end of second quarter of 2018.  However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.  We anticipate that we will need to raise additional capital to fund future operations and any additional development of Gencaro, after completion of GENETIC-AF.  Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2016 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

We believe our cash, cash equivalents and marketable securities balance as of September 30, 2017 will be sufficient to fund our operations, at our projected cost structure, through the end of second quarter of 2018. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  We anticipate that we may need to make additional sales in the future under this sales agreement, as amended, to fund our ongoing operations.  Sales under this sales agreement dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the outcome of GENETIC-AF, for which top-line data is expected late in the first quarter of 2018;
•	completion of GENETIC-AF, including completion of patient treatment, securing and analyzing the data in accordance with our projected timeline;
•	the costs and timing for the potential additional data analyses and clinical trials in order to gain possible regulatory approval for Gencaro;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	our ability to control costs associated with our operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.  We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014. Enrollment was completed in August 2017 having randomized 267 HFrEF patients with AF.  The Phase 2B trial is currently completing the patient treatment phase and we expect to report top-line data late in the first quarter of 2018.

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

For example, GENETIC-AF was designed as an adaptive trial. The DSMB conducted a pre-specified interim analysis of study endpoints for efficacy, safety and futility.  Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B trial with no changes to the trial design, rather than transition GENETIC-AF to a Phase 3 trial.  As a result, we cannot guarantee that the results of GENETIC-AF will be sufficient to justify a Phase 3 trial in the future.

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

As of November 7, 2017, the closing price of our common stock was $1.20 per share, and the total market value of our listed securities was approximately $14.1 million. As of September 30, 2017, we had stockholders’ equity of $14.4 million.

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

Our GENETIC-AF clinical trial of Gencaro requires a companion diagnostic test that identifies the patient’s receptor genotype.  The trial only enrolled those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, the GENETIC-AF trial requires the use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with LabCorp to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an Investigational Device Exemption, or IDE, for the companion diagnostic test being used in our GENETIC-AF clinical trial.

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

Our management as of September 30, 2017 and our management and our independent registered public accountant, in their report on our financial statements as of and for the fiscal year ended December 31, 2016, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three and nine months ended September 30, 2017 and our audited financial statements for the fiscal year ended December 31, 2016 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded as of September 30, 2017 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  Our management and our independent registered public accountants concluded as of December 31, 2016 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  We believe our cash, cash equivalents and marketable securities balance as of September 30, 2017 will be sufficient to fund our operations, at our projected cost structure, through the end of second quarter of 2018. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Unless we are able to raise substantial additional funding for the development of Gencaro through other means, we will need to complete a strategic transaction to continue the development of Gencaro through its next phase of clinical development, the regulatory submission process, the commercialization phase, and to continue our other operations.  The strategic transactions that we may consider include a potential combination or partnership. Our board of directors and management team have and will continue to devote substantial time and resources to obtaining additional capital or the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees do not have experience in the strategic transaction process, and our previous efforts to enter into a strategic transaction have not been successful. As a result of these and other factors, there is substantial risk that we may not be able to complete a strategic transaction on favorable terms, or at all. The failure to complete such a strategic transaction may materially and adversely affect our business.

We may be limited in our ability to access sufficient funding through a private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2017, we had approximately 11.8 million shares of common stock outstanding, 20% of which is approximately 2.4 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 2,653,440 shares of our common stock for aggregate gross proceeds of approximately $6.5 million. Net proceeds received were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We are conducting a Phase 2B clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. We have enrolled 267 HFrEF patients with AF in the Phase 2B trial.  We expect to report top-line Phase 2B data late in the first quarter of 2018. This product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

We have licensed from CPEC, who has licensed rights in Gencaro from Bristol Meyers Squibb, or BMS, the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and fail to cure any such breach within the terms of the license. In October 2017, we entered into an agreement with Aeolus pursuant to which we acquired Aeolus’ minority membership interest in CPEC. The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating certain milestone and royalty obligations that could be payable by us, if Gencaro receives regulatory approval and is commercialized.

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

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	progress of GENETIC-AF and any data that may become available therefrom;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2017, approximately 11.8 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2017, approximately 3.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2017, there were approximately 836,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2017 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1	Amendment to European Addendum to the Clinical Trial Agreement Between Medtronic and ARCA dated July 10, 2017.				X
10.2	Amendment No. 1 to Capital on DemandTM Sales Agreement dated August 21, 2017, by and between Registrant and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: November 9, 2017