Form 10-K
period 2017-12-31
ARCA biopharma, Inc.
filed 2018-03-22
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11080 CirclePoint Road, Suite 140, Westminster, CO	80020
(Address of Principal Executive Offices)	(Zip Code)

(720) 940-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2017, the last business day of the most recently completed second fiscal quarter, was $13,807,570 based on the last sale price of the common stock as reported on that day by the The Nasdaq Capital Market.

As of March 19, 2018, the Registrant had 13,914,320 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the end of 2018, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with chronic heart failure with reduced left ventricular ejection fraction, or HFrEF, who also have atrial fibrillation, or AF, or at risk of developing AF.  HFrEF constitutes an estimated 50-60% of the total heart failure, or HF, population, with the remainder comprised of HF with preserved ejection fraction, or HFpEF.  We believe that Gencaro’s efficacy is enhanced in a specific genotype that is present in approximately fifty percent of the general population in the United States, and can be identified by a genetic test. We believe that with this genetic test, we may be able to predict individual patient response to Gencaro, potentially improving the efficacy of treatment for AF in HFrEF patients with this particular genotype.  We believe that Gencaro, if approved, could potentially be a safer and more effective therapy for treating or preventing AF in patients with HFrEF and could be the first genetically-targeted AF treatment. We also believe that Gencaro may have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

In February 2018, we reported the results of our Phase 2B clinical superiority trial, known as GENETIC-AF, in which we evaluated Gencaro for the treatment and prevention of AF in patients with HFrEF.  The GENETIC-AF trial only enrolled patients with the beta‑1 389 arginine homozygous genotype.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.  Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). In U.S. patients (127 of 267 total patients), a trend for potential superior benefit in favor of Gencaro (approximately 30% risk reduction over TOPROL-XL), was observed for the primary endpoint of time to recurrence of AF. Additionally, in U.S. patients, Gencaro demonstrated a trend for potential superior benefit in favor of Gencaro (approximately 51% risk reduction over TOPROL-XL) in a subset of patients who underwent continuous heart rhythm monitoring with Medtronic implanted devices. Safety data indicated that Gencaro was generally safe and well-tolerated in the AF/HF population investigated with a safety profile similar to TOPROL-XL.

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF, atrial flutter, or AFL, or all-cause mortality, or ACM. The trial was not powered to conventional significance for this endpoint and utilized Bayesian statistical modeling of predictive probability of success, or PPoS, of the primary endpoint to estimate outcome if the trial had enrolled 620 patients with 330 primary events.

Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (143 total events, hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]), which was associated with a PPoS of 14%. In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for potential superior benefit in favor of Gencaro over TOPROL-XL was observed (73 events, hazard ratio 0.70, [95% confidence interval: 0.41, 1.19]), with a PPoS of 61%, which was greater than the prespecified criteria set by us to proceed to Phase 3 development. We believe the difference in treatment effects between the overall and U.S. patient cohorts was primarily due to results in two non-U.S. countries exhibiting hazard ratios >1.0. The differences between patients enrolled at these sites versus the United States and other country cohorts are being investigated.

A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via Medtronic implanted loop recorders or other Medtronic implanted therapeutic devices (e.g., ICDs, CRTs) to evaluate daily AF burden. AF burden was defined as the amount of time per day a patient experienced AF, as measured by an implanted device. A prespecified time-to-first event analysis was conducted using a total AF burden of at least 6 hours per day to define an event of AF recurrence. In this analysis, hazard ratios of 0.75 (0.43, 1.32) and 0.49 (0.24, 1.04) were observed in the overall (n=69) and U.S. patient (n=42) cohorts, respectively.

Gencaro was generally safe and well-tolerated, with 84% of patients attaining their target dose compared to 72% of patients receiving TOPROL-XL. The most frequently reported adverse events were similar in both groups and consistent with the known safety profile of the beta-blocker class of drugs. Adverse events assessed as related to study drug by the investigator occurred in 23.8% of patients in the Gencaro group and in 30.1% of patients in the TOPROL-XL group. Of note, adverse events of bradycardia were less frequently reported in the Gencaro group (3.7%) compared to patients receiving TOPROL-XL (12.0%). During the 24-week efficacy follow-up period there were three deaths (ACM) in the TOPROL-XL group and none in the Gencaro group. Three patients died in the long-term treatment extension period after receiving Gencaro for more than a year.

Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta‑1 389 arginine homozygous genotype.  In 2015, the U.S. Food and Drug Administration, or FDA, designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

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

AF is considered an epidemic cardiovascular disease and a major public health burden.  The estimated number of individuals with AF globally in 2015 was 33.3 million. According to the 2017 American Heart Association report on Cardiovascular Disease, approximately 5.2 million people in the United States had atrial fibrillation in 2015.  Hospitalization rates for AF increased by 23% among U.S. adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.    In a global registry of AF patients, the rates of heart failure (of all types) ranged from 33% in patients with paroxysmal (episodes lasting 7 days or less) to 56% in patients with permanent AF.

We believe there is a significant need for drug therapies that are safe and effective for HFrEF patients with AF or at risk of developing it, as the existing drug therapies for the treatment or prevention AF have certain safety disadvantages in HFrEF patients, such as toxic or cardiovascular adverse effects.  Most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients. Consequently, in the treatment and prevention of AF in HFrEF patients, we believe there is an unmet medical need for new treatments that have fewer side effects and are more effective than currently available therapies.

We believe that data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HFrEF patients.  A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004).  In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis.  In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF.  Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-blocker in reducing major HF events in HFrEF patients with permanent AF.  The beta-1 389 arginine homozygous genotype was present in about 50% of the patients screened and all enrolled patients in the GENETIC-AF trial and 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the North American and European general populations.

GENETIC-AF was completed as a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  We believe that Gencaro may be potentially unique in the beta-blocker class of drugs due to its apparent pharmacologic interaction with the beta-1 adrenergic receptor polymorphism.  We received guidance from the FDA regarding the GENETIC-AF clinical trial prior to initiation of the trial. The trial enrolled patients in the United States, Canada and Europe and completed enrollment in August 2017.

In August 2017, the GENETIC-AF Data and Safety Monitoring Board, or DSMB, conducted a pre-specified interim analysis of unblinded efficacy and recommended completing the Phase 2B trial with no changes to the trial design.  All 267 patients completed their last study visits and were transitioned off study drug by the end of December 2017.

Our GENETIC-AF clinical trial of Gencaro required a companion diagnostic test to identify the patient’s receptor genotype.  Laboratory Corporation of America, or LabCorp, provided the companion diagnostic test and services to support our GENETIC-AF trial.  LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test used in our GENETIC‑AF clinical trial.  We retain all rights to the genetic test. Future clinical trials of Gencaro, if any, may use a similar diagnostic test to identify the patient’s receptor genotype.

Medtronic, Inc., or Medtronic, a global healthcare solutions company, collaborated with us on the GENETIC-AF trial in supporting our AF burden substudy. The collaboration was administered by a joint ARCA-Medtronic committee. Medtronic used its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices. The AF burden data was used by the DSMB as part of the interim analysis.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

Our GENETIC-AF Phase 2B trial was completed in February 2018 and we believe our current cash, cash equivalents and marketable securities, which includes $3.4 million of net proceeds raised in January 2018 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the end of 2018.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  As of January 19, 2018, we have sold an aggregate of 4,811,353 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  We have sold all shares available under the current prospectus.

Our Strategy

Our mission is to become a leading biopharmaceutical company developing cardiovascular therapies, using genetic targeting, where possible, to enhance therapeutic response. To achieve this goal, we are pursuing the following strategies:

•

Advance the development of Gencaro. We may advance the clinical development of Gencaro for HFrEF patients with AF or at risk of developing it.  However, future Gencaro development is dependent upon further analysis of our GENETIC-AF trial results, the outcome of our requested meeting with the FDA, and our ability to finance additional development through strategic partnerships or raising capital.  Additional development opportunities for Gencaro potentially include indication expansion or new formulation development.

•

Raise additional funding or complete a strategic transaction. To support our continued operations, we expect to seek additional funding through the completion of a strategic transaction, the sale of public or private equity or debt securities, or a combination thereof.

•

Advance the development of AB171. We plan to initiate IND-enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for HF.

•

Build a cardiovascular pipeline. Our management and employees, including our chief executive officer, are experienced in cardiovascular research, molecular genetics and clinical development of cardiovascular therapies. We are seeking to leverage this expertise to identify, acquire and develop other cardiovascular products or candidates, particularly those with potential for pharmacogenetic based development, such as AB171.

Our strategies are dependent upon our ability to obtain additional funding through the completion of a strategic transaction, the sale of public or private equity or debt securities, or a combination thereof.  Additionally, we are requesting a meeting with the FDA for the second quarter of 2018 to review GENETIC-AF Phase 2 data and to discuss potential future development plans for Gencaro; however, this meeting, if and when it occurs, may not leave us with an economical path forward to continue Gencaro development.

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

In treating AF, the risk of stroke is generally addressed through the use of anticoagulants. Beyond this, the goals of current medical therapy for AF are to maintain sinus rhythm or to control ventricular rate response in patients who cannot maintain sinus rhythm, in an effort to minimize patient symptoms and avoid the risk of further complications and disease progression. Current treatments include pharmaceutical therapy and procedural interventions, such as AF radiofrequency ablation or atrio-ventricular nodal ablation with pacemaker implantation.

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

Pharmacology and Pharmacogenetics

Gencaro’s pharmacology appears to be different from other compounds in the beta-blocker class in several fundamental respects. First, the National Heart, Lung and Blood Institute of the National Institutes of Health, or NHLBI, and the Cooperative Studies Program of the Department of Veterans Affairs sponsored studies, or the Liggett-Bristow investigations, conducted by Drs. Bristow and Liggett indicated that in human myocardial preparations, Gencaro, but not other tested beta-blockers used to treat HF, predisposes to a shift in equilibrium of beta-1 389 arginine but not 389 glycine receptors from a constitutively active to an inactive state, a property known as inverse agonism.  Second, other studies, including BEST, indicated that Gencaro lowers the systemic levels of the neurotransmitter norepinephrine, or NE, released by cardiac and other adrenergic nerves.  The beta-1 389 arginine receptor, 100% of the receptor population in patients with a 389 arginine homozygous genotype, has much higher affinity for binding to NE compared to 389 glycine receptors, and published data indicate that NE lowering from Gencaro is beneficial in patients who have only beta-1 389 arginine receptors.  In contrast, patients with lower NE affinity beta-1 389 glycine genotypes may have blunting of efficacy from greater amounts of NE lowering.  Third, Drs. Liggett and Bristow's investigations have revealed that NE lowering by Gencaro is in turn regulated by an adrenergic receptor polymorphism present in adrenergic nerve terminals, alpha-2C 322-325 insertion (Ins)/deletion (Del). The presence of 322-325 Del genotypes predisposes to greater amounts of Gencaro related NE lowering, which in the presence of beta-1 389 glycine genotypes can lead to compromise of efficacy.  However, for patients with a beta-1 389 arginine homozygous genotype the high affinity of this receptor for NE means that any amount of NE lowering may be beneficial, and that it is not necessary to take the alpha-2C 322-325 Ins/ Del genotype into consideration.  As a result, the GENETIC-AF trial was targeted at patients with a beta-1 389 arginine homozygous genotype, which was present in approximately 50% of screened patients.  We believe that these properties and their pharmacogenetic implications for modulating effectiveness are unique to Gencaro, and if the drug is approved, will be described in in the prescribing information.

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

In patients with all genotypes, the AF risk reduction of 41-43% by Gencaro in BEST is based on an analysis of adverse events and surveillance ECG’s which was similar to AF risk reductions observed in a meta-analysis of data regarding seven placebo-controlled beta-blocker trials in HFrEF patients. In the meta-analysis, beta-blockers appeared to reduce the incidence of new onset AF in all but one trial, with an overall relative risk reduction of 27%. Despite what we believe to be potential evidence for the prevention of AF in HFrEF trials, no beta-blocker has FDA approval for use in this indication. However, the evidence of modest efficacy by beta-blockers approved for other indications will require that any Phase 3 trials with Gencaro will have an active beta-blocker comparator instead of a comparison against placebo. The Phase 2B trial GENETIC-AF trial only enrolled patients with the beta-1 389 arginine homozygous genotype. In the BEST trial, the post hoc analysis of patients with the beta-1 389 arginine homozygous genotype who received Gencaro had a 74% reduction in the risk of developing AF.

Clinical and Regulatory Strategy

The regulatory strategy for Gencaro is to obtain an AF approval in a genotype specific HFrEF population. We enrolled certain patients with the beta-1 389 arginine homozygous genotype in our AF clinical trial, GENETIC-AF, because our analysis of the BEST DNA substudy indicated this group had a 74% reduction in risk for new AF events, in addition to reducing event rates for mortality and HF hospitalizations.

In February 2018, we reported the top-line results of our GENETIC-AF clinical trial of Gencaro.  The primary analysis was conducted for evidence of safety and detection of superior efficacy of Gencaro versus the active comparator, TOPROL-XL.  Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL.  In U.S. patients (127 of 267 total patients), a trend for potential superior benefit in favor of Gencaro (approximately 30% risk reduction over TOPROL-XL), was observed for the primary endpoint of time to recurrence of AF. Additionally, in U.S. patients, Gencaro demonstrated a trend for potential superior benefit in favor of Gencaro (approximately 51% risk reduction over TOPROL-XL) in a subset of patients who underwent continuous heart rhythm monitoring with Medtronic implanted devices. Safety data indicated that Gencaro was generally safe and well-tolerated in the AF/HF population investigated with a safety profile similar to TOPROL-XL.

We are requesting a meeting with the FDA for the second quarter of 2018 to review GENETIC-AF Phase 2 data and to discuss potential future development plans for Gencaro.

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

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe the drug label we will propose for Gencaro would identify the patient receptor genotype studied in the trial that can expect enhanced efficacy and, and that the label would recommend receptor genotype testing prior to initiation of therapy.  Therefore, the commercialization of Gencaro may require an FDA approved diagnostic test for this genotype be available.  Such a test, or the Gencaro Test, could be performed by a variety of laboratory processes or platforms.  We used one such platform for the GENETIC-AF trial, and retain all rights to it.  We believe the Genaro Test could be developed and commercialized through a preferred diagnostic provider, by the company marketing Gencaro, or a combination of approaches.  We also believe that point of care genetic tests, which could be performed during the patient’s visit to the physician, may be feasible as part of the commercialization strategy.

For our GENETIC-AF clinical trial, we had an agreement with LabCorp to provide the companion diagnostic test and services to support the trial.  To provide those services, LabCorp developed the genetic test and obtained from the FDA an IDE for the companion diagnostic test that we used in our GENETIC-AF clinical trial.

Licensing and Royalty Obligations

We have licensed worldwide rights to all preclinical and clinical data from development of bucindolol through the BEST trial from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights to this data from BMS. In addition, we have sublicensed CPEC’s rights from BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, the license agreements state that we are required to make a milestone payment of $8.0 million within six months after FDA approval. The license agreements also state that we are required to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The licenses state that our royalty obligations range from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels including a 5% royalty that CPEC is obligated to pay BMS. The agreements state that we have the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.  In October 2017, we entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc., or Aeolus, pursuant to which we acquired Aeolus’ minority membership interest in CPEC.  The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations by 35% that could be payable by us, if Gencaro receives regulatory approval and is commercialized.  In the transaction, we also acquired all of CPEC’s rights to milestones and royalties for Europe and certain other territories outside of the United States.

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

Development Pipeline

Our development activities are substantially focused on our lead product candidate, Gencaro, for the potential treatment of HF patients with AF. The primary endpoint of the GENETIC-AF trial was the prevention of AF in these patients.  We also believe, based upon data from the BEST trial, that Gencaro may have additional potential in providing rate control and clinical benefit for patients with permanent AF, in preventing VT/VF and in treating HF generally. We also have developed and patented an isomer version of bucindolol, which appears to be substantially more potent than the current formulation.  We do not expect to pursue development of Gencaro for disease indications beyond HFrEF patients with AF without obtaining additional funding or entering into a strategic partnership or collaboration. We believe Gencaro has potential to address these additional indications, and that the clinical response of patients with these diseases may be genetically influenced, based on the same genetic markers we have identified for our proposed treatment of AF with Gencaro.

AB171 is a thiol-containing derivative of isosorbide mononitrate.  Pre-clinical data indicate that AB171 may have anti-oxidant properties and may be favorably differentiated from other nitrates for prevention of myocardial remodeling, anti-atherosclerotic effects and the development of tolerance. We believe the unique pharmacology of AB171, coupled with targeting to genetically-identified enhanced response subpopulations, has the potential to translate to better long-term responses than treatment with traditional pharmacotherapy. We have discovered what we believe to be a pharmacogenetic target for AB171 that is the basis for our patents and which we believe may enable genetically-targeted cardiovascular development programs.  In November 2017, we announced our intent to develop the compound based on our genetic use patent approach. We plan to advance development of AB171, a potential New Chemical Entity, or NCE, for the treatment of two cardiovascular indications: peripheral arterial disease, or PAD, and chronic HF.  The European Patent Office has issued to us a patent on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting.  The European patent has been validated in ten countries: Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden, Switzerland and the United Kingdom.  ARCA has related patent applications pending in the United States Patent Office and Canadian Intellectual Property Office.

We are currently designing the preclinical development plan for AB171 and intend to initiate chemistry, manufacturing and controls, or CMC, activities in the second quarter of 2018, followed by nonclinical studies with AB171 to support future submission of an IND application.

We also have exclusive pharmacogenetic and other patent rights to drug candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.

Competition

Current AF treatments include pharmaceutical, procedural or device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with heart failure.

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

For drug product production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. Gencaro is produced in a tablet form, utilizing standard solid oral dosage processing techniques. Six separate dosage strengths are manufactured, with the maximum recommended dose of 50mg twice daily for patients weighing 75kg or less and 100mg twice daily for patients weighing more than 75kg. Registration batches were successfully completed by Patheon, Inc. and tablets from these runs were placed in cGMP storage to supply the GENETIC-AF trial. In addition, we contracted with a separate service provider for packaging and distribution of our clinical trial materials.

Research and Development Expenses

Our research and development expenses were $14.1 million for the year ended December 31, 2017 as compared to $12.3 million for 2016, an increase of approximately $1.7 million. R&D expense in 2018 is expected to be lower than 2017, as we have completed our GENETIC-AF clinical trial.

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

Medical Device Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. On January 22, 2018, legislation was enacted suspending the medical device tax in 2018 and 2019.  It will be reinstated on January 1, 2020, unless a permanent repeal takes place before that date.  The Gencaro Test is likely to be subject to this tax if this tax is reinstated in the future.

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

For AB171, the European Patent Office issued patent (EPO # 2515899) on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting.  The European patent, entitled “Methods and Compositions for Cardiovascular Diseases and Conditions,” provides protection for this novel approach to treating patients with cardiovascular disease and conditions.  The European patent has been validated in ten countries: Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden, Switzerland and the United Kingdom.  We have related patent applications pending in the United States Patent Office and Canadian Intellectual Property Office.

We also have other patent rights in additional drug candidates having possible indications in cardiovascular disease, oncology, and other therapeutic areas; these are in both early and later stages of development. We may seek collaborators to assist us in the development of these candidates or we may seek to raise funds to advance the development of the compounds on our own.

Employees

As of December 31, 2017, we had 20 full-time employees.  None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

On January 27, 2009, we completed a business combination, or the Merger, between Nuvelo, Inc., or Nuvelo, a corporation originally incorporated in 1992, and its subsidiary, ARCA biopharma, Inc. Immediately following the Merger, we changed our name from Nuvelo, Inc. to ARCA biopharma, Inc. Our principal offices are located in Westminster, Colorado.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, electronically with the U.S. Securities and Exchange Commission, or the SEC. The public may read or copy any materials that have been filed with the SEC at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Item 1A. Risk Factors

An investment in our securities involves certain risks, including those set forth below and elsewhere in this report. In addition to the risks set forth below and elsewhere in this report, other risks and uncertainties not known to us, that are beyond its control or that we deem to be immaterial may also materially adversely affect our business operations. You should carefully consider the risks described below as well as other information and data included in this report.

Risks Related to Our Business and Financial Condition

We will need to raise substantial additional funds through public or private equity transactions and/or complete one or more strategic transactions, to continue development of Gencaro or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro and our other product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro and our other product candidates or discontinue our operations. Even if we are able to fund continued development and Gencaro or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private debt or equity securities to successfully commercialize Gencaro or any other product candidate.

We believe our cash, cash equivalents and marketable securities balance as of December 31, 2017, together with the $3.4 million of net proceeds raised in January 2018 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the end of 2018. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  As of January 19, 2018, we have sold all shares available under our prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this sales agreement at this time.  Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for Gencaro and our other product candidates;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	our ability to control costs associated with our operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

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

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2017, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2017 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accounting firm concluded as of December 31, 2017 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued.  We believe our cash, cash equivalents and marketable securities balance as of December 31, 2017, together with the $3.4 million of net proceeds raised in January 2018 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the end of 2018. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  We have sold all shares available to us under the sales agreement and cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

If we encounter difficulties enrolling patients in any future clinical trials, our future trials could be delayed or otherwise adversely affected.

Patient enrollment is affected by factors including: if we have difficulty enrolling a sufficient number of patients in any future clinical trial, we may need to delay or terminate our trial, which would have a negative impact on our business. Delays in enrolling patients in any future clinical trials would also adversely affect our ability to generate any product, milestone and royalty revenues under collaboration agreements, if any, and could impose significant additional costs on us or on any future collaborators.

The GENETIC-AF clinical trial required that we identify and enroll a large number of patients with the condition under investigation and the trial enrolled only those patients having a specific genotype, and certain patients who have or are willing to have a Medtronic device implanted for monitoring and recording AF burden data. Because of the rigorous enrollment criteria, our clinical trial timelines were delayed from our original projections. We cannot guarantee that we will not have similar issues in any future clinical trials.

If we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.  We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014.  Enrollment was completed in August 2017 having randomized 267 HFrEF patients with AF.  The Phase 2B trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We are requesting a meeting with the FDA for the second quarter of 2018 to review GENETIC-AF Phase 2 data and to discuss potential future development plans for Gencaro.  This meeting with the FDA, if and when it occurs, may not leave us with an economical path forward to continue the development of Gencaro.

Failure to demonstrate that a product candidate, including Gencaro, is safe and effective, or significant delays in demonstrating such safety and efficacy, would adversely affect our business. For instance, in February 2018, we announced the top-line results of our Phase 2B GENETIC-AF clinical trial in which Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL).  Failure to obtain marketing approval of Gencaro from appropriate regulatory authorities, or significant delays in obtaining such approval, would also adversely affect our business and could, among other things, preclude us from completing a strategic transaction or obtaining additional financing necessary to continue as a going concern.

Even if approved for sale, a product candidate must be successfully commercialized to generate value. We do not currently have the capital resources or management expertise to commercialize Gencaro or any of our other product candidates and, as a result, will need to complete a strategic transaction, or, alternatively, raise substantial additional funds to enable commercialization of Gencaro or any of our other product candidates, if approved. Failure to successfully provide for the commercialization of Gencaro or any other product candidate, if approved, would damage our business.

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

For example, GENETIC-AF was designed as an adaptive trial. The DSMB conducted a pre-specified interim analysis of study endpoints for efficacy, safety and futility.  Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B trial with no changes to the trial design, rather than transition GENETIC-AF to a Phase 3 trial.  In February 2018, we announced top-line results of the Phase 2B trial, which indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). We have not determined if these results of GENETIC-AF are sufficient to justify a Phase 3 trial in the future, or if another clinical trial, would allow us to obtain regulatory approval for Gencaro.

Clinical trials are lengthy, complex and expensive processes with uncertain results. We have spent, and expect to continue to spend, significant amounts of time and money in the clinical development of our product candidates. We have never conducted a Phase 3 clinical trial and have limited staff with the requisite experience to do so. We therefore rely on contract research organizations, or CROs, to conduct certain aspects of our clinical trial. While certain of our employees have experience in designing and administering clinical trials, these employees have no such experience as employees of ARCA.

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

We will rely on contract research organizations to conduct substantial portions of our clinical trials, including any future clinical trial of Gencaro, and as a result, we will be unable to directly control the timing, conduct and expense of all aspects of our clinical trials.

We do not currently have sufficient staff with the requisite experience to conduct our clinical trials and are therefore will rely on third parties to conduct certain aspects of any future clinical trials. We previously contracted with a CRO to conduct components of our GENETIC-AF trial and anticipate contracting with a CRO to conduct components of any future clinical trial for Gencaro or any future clinical trials for our other product candidates. As a result, we will have less control over many details and steps of any trial, the timing and completion of any trial, the required reporting of adverse events and the management of data developed through any trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making any change may be costly and may delay ongoing trials, if any, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

Even though we anticipate relying on CROs in the future, we will likely have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the CROs.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. FDA approval of Gencaro or any other product candidate, if it occurs, is expected to require years of additional clinical development, including the completion of genetic trials. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

We have received two potential delisting notices from Nasdaq since 2012.  In 2012 and 2015, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  While we subsequently regained compliance with Nasdaq’s minimum closing bid price requirements, and despite effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time.  For instance, on March 19, 2018, the closing price of our common stock on the Nasdaq Capital Market was $0.65 per share. We cannot guarantee when or if the closing bid price of our common stock will again be greater than $1.00. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of March 19, 2018, the closing price of our common stock was $0.65 per share, and the total market value of our listed securities was approximately $9.0 million. As of December 31, 2017, we had stockholders’ equity of $10.3 million.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We had a collaboration agreement with Medtronic that supported our GENETIC-AF clinical trial.  If our arrangement with Medtronic, as amended, is continued as part of our future development of Gencaro, we will have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties and we may seek additional third party collaborators for the development of Gencaro or other product candidates. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Any future clinical trial for Gencaro will require the use of a third-party diagnostic services provider to administer a genetic test needed to identify the patient receptor genotypes of clinical trial participants, and as a result, we will be unable to directly control the timing, conduct and expense of the genetic test.

We anticipate that any future clinical trial of Gencaro, if any, will require a companion diagnostic test that identifies the patient’s receptor genotype.  The trial would only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, we anticipate that any future clinical trial for Gencaro will require the use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with LabCorp to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an IDE for the companion diagnostic test being used in our GENETIC-AF clinical trial.  We would expect a similar agreement and approval would be necessary for any companion diagnostic used in any future clinical trials for Gencaro.

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

The drug label we intend to seek for Gencaro would identify the patient receptor genotype for which the drug is approved. Accordingly, we believe developing a genetic test that is simple to administer and widely available will be critical to the successful commercialization of Gencaro. The genetic test will be subject to regulation by the FDA and by comparable agencies in various foreign countries. The process of complying with the requirements of the FDA and comparable agencies is costly, time consuming and burdensome.

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

Regulatory approval is required for the genetic test to be used in our Gencaro clinical trials and to support the commercialization of the test, if approved. Delays or failures in obtaining such regulatory approval, including any required validation analyses may prevent a third-party diagnostics provider from commercializing such genetic test and will adversely affect our business, operating results and prospects.

Before a genetic test can be used commercially, including in conjunction with Gencaro, if it is approved for marketing, the third-party diagnostics provider must obtain FDA Premarket Approval, or PMA, for such test. The FDA may require additional validation of the genetic test we used in GENETIC-AF prior to any approval of Gencaro or the genetic test or prior to the use of such test in any future clinical trials for Gencaro. We anticipate the genetic test will be required as a condition to prescribing Gencaro. There is no guarantee the FDA will approve the anticipated PMA submission for the genetic test. Even if the genetic test is eventually approved, performing additional validation work necessary to support the PMA, if required, for current or future genetic test products, including one associated with Gencaro, would require additional time and expense and the outcome would be uncertain. Moreover, such delays or increased costs or failures could adversely affect our business, operating results and prospects for commercializing the genetic test.

If a third-party diagnostics provider responsible for the genetic test or certain of its third-party suppliers fails to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in a trial or from the market.

Any diagnostic for which a third-party diagnostics provider obtains clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. With respect to the genetic test, to the extent applicable, any third-party diagnostics provider and certain of its suppliers will be required to comply with the FDA’s Quality System Regulation, or QSR, and International Standards Organization, or ISO, requirements which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which clearance or approval is obtained. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by a third-party diagnostics provider, or certain of its third-party manufacturers or suppliers, as the case may be, to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions. If any of these actions were to occur, it could harm our reputation and cause product sales and profitability of Gencaro, if approved, to suffer and may prevent us from generating revenue or utilizing the genetic test further in any clinical trial. Even if regulatory clearance or approval is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.

Future sales of Gencaro may suffer if its marketplace acceptance is negatively affected by the genetic test.

The genetic test is an important component of the commercial strategy for Gencaro in addition to being required for our clinical trials. We believe that the genetic test helps predict patient response to Gencaro, and that this aspect of the drug is important to its ability to compete effectively with current therapies. The genetic test adds an additional step in the prescribing process, an additional cost for the patient and payors, the risk that the test results may not be rapidly available and the possibility that it may not be available at all to hospitals and medical centers. Although we anticipate that Gencaro, if approved in a timely manner, would be the first genetically-targeted cardiovascular drug, Gencaro will be one of a number of successful drugs in the beta-blocker class currently on the market. Prescribers may be more familiar with these other beta-blockers, and may be resistant to prescribing Gencaro as an AF therapy in patients with HF. For instance, the top-line results of our Phase 2B GENETIC-AF clinical trial indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). If our future clinical trials in Gencaro do not show that Gencaro has a clear therapeutic benefit as compared to other drugs in the beta-blocker class currently on the market, then prescribers may be unlikely to prescribe Gencaro to patients, even if approved. Any one of these factors could affect prescriber behavior, which in turn may substantially impede market acceptance of the genetic test, which could cause significant harm to Gencaro’s ability to compete, and in turn harm our business.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2017, we had approximately 11.8 million shares of common stock outstanding, 20% of which is approximately 2.4 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. We enrolled 267 HFrEF patients with AF in the Phase 2B trial.  We reported top-line Phase 2B data in February 2018. This product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Reliance on third parties to commercialize Gencaro or our other product candidates could negatively impact our business. If we are required to establish a direct sales force in the United States and are unable to do so, our business may be harmed.

Commercialization of Gencaro or any other product candidate, if approved, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic partnership alternative for the commercialization of Gencaro, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties.  If we are unable to complete a strategic transaction, we would be unable to commercialize Gencaro or any other product candidate without substantial additional capital. Even if such capital were secured, we would be required to build internal sales, marketing and distribution capabilities to market Gencaro in the United States. None of our current employees have experience in establishing and managing a sales force.

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

Gencaro or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of Gencaro or our other product candidates will depend on a number of factors, such as its effectiveness and tolerability, as compared with competitive drugs. For instance, the top-line results of our Phase 2B GENETIC-AF clinical trial indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). If our future clinical trials in Gencaro do not show that Gencaro has a clear therapeutic benefit as compared to other drugs in the beta-blocker class currently on the market, then prescribers may be unlikely to prescribe Gencaro to patients, even if approved. Also, prevalence and severity of side-effects could negatively affect market acceptance of Gencaro or our other product candidates. Failure to achieve market acceptance of Gencaro would significantly harm our business.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. The U.S. Congress has enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries, including medical device manufacturers. Each medical device manufacturer has to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Such excise taxes may impact any potential sales of the genetic test if it is approved for marketing. On January 22, 2018, legislation was enacted suspending the medical device tax in 2018 and 2019.  It will be reinstated on January 1, 2020, unless a permanent repeal takes place before that date. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2017, our research and development activities were dedicated to Gencaro.  We expect our research and development activities in 2018 will be focused on regulatory activities related to Gencaro and initiating IND-enabling development activities with AB171. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act) which includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from U.S. taxing authorities and as a result, the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including the European Union Directive 95/46/EC (the EU Data Protection Directive) and member state implementing legislation, may also apply to health-related and other personal information obtained outside of the United States The EU Data Protection Directive and the national implementing legislation of the individual European Union Member States impose strict obligations on the ability to process health-related and other personal information of EU data subjects, including in relation to collection, analysis and transfer. These include several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.

In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We have licensed from CPEC, who has licensed rights to all preclinical and clinical data from development of bucindolol through the BEST trial from Bristol Meyers Squibb, or BMS, the exclusive rights to Gencaro for all therapeutic and diagnostic uses in any country until the later of (i) 10 years from the first commercial sale of Gencaro in such country, or (ii) the termination of our commercial exclusivity in such country. This license includes a sublicense to us from BMS. We are obligated to use commercially reasonable efforts to develop and commercialize Gencaro, including obtaining regulatory approvals. Our ability to develop and commercialize Gencaro is dependent on numerous factors, including some factors that are outside of our control. CPEC has the right to terminate our license if we materially breach our obligations under the license agreement and fail to cure any such breach within the terms of the license. In October 2017, we entered into an agreement with Aeolus pursuant to which we acquired Aeolus’ minority membership interest in CPEC. The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations that could be payable by us, if Gencaro receives regulatory approval and is commercialized.

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

While the composition of matter patents on the compound that comprises Gencaro have expired, we hold the intellectual property concerning the interaction of Gencaro with the polymorphisms of the beta-1 and alpha-2C receptors. We have obtained patents that claim methods involving Gencaro after a patient’s receptor genotype has been determined. We anticipate that any NDA for Gencaro will request a label including a claim that efficacy varies based on receptor genotype and a recommendation in the prescribing information that prospective patients be tested for their receptor genotype. We believe that under applicable law, a generic bucindolol label would likely be required to include this recommendation as it pertains directly to the safe or efficacious use of the drug. Such a label may be considered as inducing infringement, carrying the same liability as direct infringement. If the label with the genotype information for Gencaro is not approved, or if generic labels are not required to copy the approved label, competitors could have an easier path to introduce competing products and our business may suffer. The approved label may not contain language covered by the patents, or we may be unsuccessful in enforcing them.

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

Our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize Gencaro;

•	progress of any future clinical trials for Gencaro or our other product candidate, including enrollment and any data that may become available;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2017, approximately 11.8 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2017, approximately 3.6 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2017, there were approximately 627,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2018 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance the research, development and commercialization of Gencaro and our other product candidate. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by The Nasdaq Capital Market in 2017 and 2016:

Year ended December 31, 2017	High	Low
First quarter	$2.90	$2.35
Second quarter	$2.76	$2.15
Third quarter	$2.71	$1.05
Fourth quarter	$2.00	$1.10

Year ended December 31, 2016	High	Low
First quarter	$4.92	$3.05
Second quarter	$4.35	$2.73
Third quarter	$3.36	$2.75
Fourth quarter	$3.00	$2.15

Stockholders

As of March 19, 2018, we had approximately 47 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock was $0.65 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2017, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with chronic heart failure with reduced left ventricular ejection fraction, or HFrEF, who also have atrial fibrillation, or AF, or at risk of developing AF.  HFrEF constitutes an estimated 50-60% of the total heart failure, or HF, population, with the remainder comprised of HF with preserved ejection fraction, or HFpEF.  We believe that Gencaro’s efficacy is enhanced in a specific genotype that is present in approximately fifty percent of the general population in the United States, and can be identified by a genetic test. We believe that with this genetic test, we may be able to predict individual patient response to Gencaro, potentially improving the efficacy of treatment for AF in HFrEF patients with this particular genotype.  We believe that Gencaro, if approved, could potentially be a safer and more effective therapy for treating or preventing AF in patients with HFrEF and could be the first genetically-targeted AF treatment.  We also believe that Gencaro may have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

In February 2018, we reported the results of our Phase 2B clinical superiority trial, known as GENETIC-AF, in which we evaluated Gencaro for the treatment and prevention of AF in patients with HFrEF.  The GENETIC-AF trial only enrolled patients with the beta‑1 389 arginine homozygous genotype.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.  Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). In U.S. patients (127 of 267 total patients), a trend for potential superior benefit in favor of Gencaro (approximately 30% risk reduction over TOPROL-XL), was observed for the primary endpoint of time to recurrence of AF. Additionally, in U.S. patients, Gencaro demonstrated a trend for potential superior benefit in favor of Gencaro (approximately 51% risk reduction over TOPROL-XL) in a subset of patients who underwent continuous heart rhythm monitoring with Medtronic implanted devices. Safety data indicated that Gencaro was generally safe and well-tolerated in the AF/HF population investigated with a safety profile similar to TOPROL-XL.

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF, atrial flutter, or AFL, or all-cause mortality, or ACM. The trial was not powered to conventional significance for this endpoint and utilized Bayesian statistical modeling of predictive probability of success, or PPoS, of the primary endpoint to estimate outcome if the trial had enrolled 620 patients with 330 primary events.

Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (143 total events, hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]), which was associated with a PPoS of 14%. In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for potential superior benefit in favor of Gencaro over TOPROL-XL was observed (73 events, hazard ratio 0.70, [95% confidence interval: 0.41, 1.19]), with a PPoS of 61%, which was greater than the prespecified criteria set by us to proceed to Phase 3 development. We believe the difference in treatment effects between the overall and U.S. patient cohorts was primarily due to results in two non-U.S. countries exhibiting hazard ratios >1.0. The differences between patients enrolled at these sites versus the United States and other country cohorts are being investigated.

A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via Medtronic implanted loop recorders or other Medtronic implanted therapeutic devices (e.g., ICDs, CRTs) to evaluate daily AF burden. AF burden was defined as the amount of time per day a patient experienced AF, as measured by an implanted device. A prespecified time-to-first event analysis was conducted using a total AF burden of at least 6 hours per day to define an event of AF recurrence. In this analysis, hazard ratios of 0.75 (0.43, 1.32) and 0.49 (0.24, 1.04) were observed in the overall (n=69) and U.S. patient (n=42) cohorts, respectively.

Gencaro was generally safe and well-tolerated, with 84% of patients attaining their target dose compared to 72% of patients receiving TOPROL-XL. The most frequently reported adverse events were similar in both groups and consistent with the known safety profile of the beta-blocker class of drugs. Adverse events assessed as related to study drug by the investigator occurred in 23.8% of patients in the Gencaro group and in 30.1% of patients in the TOPROL-XL group. Of note, adverse events of bradycardia were less frequently reported in the Gencaro group (3.7%) compared to patients receiving TOPROL-XL (12.0%). During the 24-week efficacy follow-up period there were three deaths (ACM) in the TOPROL-XL group and none in the Gencaro group. Three patients died in the long-term treatment extension period after receiving Gencaro for more than a year.

Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta‑1 389 arginine homozygous genotype.  In 2015, the U.S. Food and Drug Administration, or FDA, designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

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

AF is considered an epidemic cardiovascular disease and a major public health burden.  The estimated number of individuals with AF globally in 2015 was 33.3 million. According to the 2017 American Heart Association report on Cardiovascular Disease, approximately 5.2 million people in the United States had atrial fibrillation in 2015.  Hospitalization rates for AF increased by 23% among U.S. adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.    In a global registry of AF patients, the rates of heart failure (of all types) ranged from 33% in patients with paroxysmal (episodes lasting 7 days or less) to 56% in patients with permanent AF.

We believe there is a significant need for drug therapies that are safe and effective for HFrEF patients with AF or at risk of developing it, as the existing drug therapies for the treatment or prevention AF have certain safety disadvantages in HFrEF patients, such as toxic or cardiovascular adverse effects.  Most of the approved drugs for AF are contra indicated or have warnings in their prescribing information for such patients.  Consequently, in the treatment and prevention of AF in HFrEF patients, we believe there is an unmet medical need for new treatments that have fewer side effects and are more effective than currently available therapies.

We believe that data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HFrEF patients.  A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004).  In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis.  In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF.  Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-blocker in reducing major HF events in HFrEF patients with permanent AF.  The beta-1 389 arginine homozygous genotype was present in about 50% of the patients screened and all enrolled patients in the GENETIC-AF trial and 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the North American and European general populations.

GENETIC-AF was completed as a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro.  We believe that Gencaro may be potentially unique in the beta-blocker class of drugs due to its apparent pharmacologic interaction with the beta-1 adrenergic receptor polymorphism.  We received guidance from the FDA regarding the GENETIC-AF clinical trial prior to initiation of the trial. The trial enrolled patients in the United States, Canada and Europe and completed enrollment in August 2017.

In August 2017, the GENETIC-AF Data and Safety Monitoring Board, or DSMB, conducted a pre-specified interim analysis of unblinded efficacy and recommended completing the Phase 2B trial with no changes to the trial design.  All 267 patients completed their last study visits and were transitioned off study drug by the end of December 2017.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

Our GENETIC-AF Phase 2B trial was completed in February 2018 and we believe that our current cash, cash equivalents and marketable securities, which includes $3.4 million of net proceeds raised in January 2018 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the end of 2018.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  As of January 19, 2018, we have sold an aggregate of 4,811,353 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  We have sold all shares available under the current prospectus.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

Our research and development expenses were $14.1 million for the year ended December 31, 2017 as compared to $12.3 million for 2016.  The $1.7 million increase in research and development expenses in 2017 as compared to 2016 was primarily due to the increased expense of our GENETIC-AF clinical trial.

Clinical expense increased approximately $2.2 million during the year ended December 31, 2017.  The cost increase was primarily due to clinical trial cost activities, as well as increased personnel costs.  The increase in costs were related to our GENETIC-AF clinical trial, including contract research organization, or CRO, costs, clinical site monitoring activities, patient visit costs and increased costs to support expanding into Europe.

Manufacturing process development costs decreased approximately $0.6 million for the year ended December 31, 2017 compared to the corresponding period of 2016.  The decrease was a result of decreased of production of clinical trial materials used in our GENETIC-AF clinical trial, completed in 2017.

We expect R&D expense in 2018 to be lower than 2017 as our GENETIC-AF clinical trial has been completed.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.6 million for the year ended December 31, 2017, compared to $4.3 million for 2016, an increase of approximately $0.4 million. The increase in expenses during 2017 was comprised primarily of costs incurred to acquire Aeolus’ minority membership interest in CPEC and higher consulting costs and professional fees, partially offset by decreased non-cash, stock-based compensation expense in 2017, as compared to the corresponding period in 2016.

G&A expenses in 2018 are expected to be consistent with those in 2017 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $167,000 for the year ended December 31, 2017 as compared to $169,000 for 2016, resulting in an decrease of $2,000.  This decrease was due lower marketable securities balances as we funded our operations. We expect interest income to be lower in 2018 than in 2017, as we continue to use our cash, cash equivalents and marketable securities to fund our operations.

Interest Expense

Interest expense was $6,000 for the year ended December 31, 2017. We had no interest expense during the year ended December 31, 2016.  The amounts were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2018.

Income Tax Benefit

Income tax benefit was $61,000 for the year ended December 31, 2017, related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.  We had no income tax benefit during the year ended December 31, 2016, as the PATH Act refunds were not effective until 2017.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$8,702	$7,401
Marketable securities, short and long-term	3,050	16,114
Cash, cash equivalents and marketable securities	$11,752	$23,515

As of December 31, 2017, we had total cash, cash equivalents and marketable securities of approximately $11.8 million, as compared to $23.5 million as of December 31, 2016.  The net decrease of $11.8 million during the year primarily reflects the approximately $17.5 million of cash used to fund operating activities during year ended December 31, 2017, partially offset by $6.1 million of cash proceeds from the sale of common stock.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,472)	$(14,987)
Investing activities	12,926	(16,414)
Financing activities	5,847	—
Net increase (decrease) in cash and cash equivalents	$1,301	$(31,401)

Net cash used in operating activities for the year ended December 31, 2017 increased approximately $2.5 million compared with the 2016 period. This is primarily due to a higher net loss in 2017, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the year ended December 31, 2017 was $12.9 million.  This is related to $18.4 million of proceeds from the maturities of marketable securities, offset by $5.5 million for the purchases of marketable securities and $3,000 for the purchase of property and equipment.  Net cash used in investing activities for the year ended December 31, 2016 was $16.4 million.  This is related to $20.5 million for the purchases of marketable securities and $12,000 for the purchase of property and equipment, offset by $4.1 million of proceeds from the maturities of marketable securities

Net cash provided by financing activities was $5.8 million for the year ended December 31, 2017 representing $6.1 million of net proceeds from our “at the market” equity offering executed in January 2017, less $256,000 in payments on a vendor financing arrangement.   There was no net cash provided by financing activities for the year ended December 31, 2016.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In January 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $7.3 million, in an “at the market offering.”  In August 2017, we amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.9 million, from $7.3 million to $10.2 million.  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million through January 19, 2018. Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

We believe that our current cash, cash equivalents and marketable securities, which includes the $3.4 million of net proceeds raised in January 2018 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the end of 2018.  However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.  We will need to raise additional capital to fund future operations and any additional development of Gencaro or any other product candidates.  Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred recurring losses from operations and needs to raise capital to fund its clinical development programs. The Company’s ability to raise such capital is uncertain. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado

March 22, 2018

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2017	2016
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,702	$7,401
Marketable securities	3,050	13,762
Other current assets	547	282
Total current assets	12,299	21,445
Marketable securities	—	2,352
Property and equipment, net	42	66
Other assets	24	766
Total assets	$12,365	$24,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$1,205
Accrued compensation and employee benefits	757	719
Accrued expenses and other liabilities	691	472
Total current liabilities	2,070	2,396
Deferred rent, net of current portion	20	39
Total liabilities	2,090	2,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2017 and 2016; 11,775,062 and 9,082,366 shares issued and outstanding at December 31, 2017 and 2016, respectively	12	9
Additional paid-in capital	141,266	134,715
Accumulated other comprehensive loss	(2)	(19)
Accumulated deficit	(131,001)	(112,511)
Total stockholders’ equity	10,275	22,194
Total liabilities and stockholders’ equity	$12,365	$24,629

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$14,076	$12,348
General and administrative	4,636	4,265
Total costs and expenses	18,712	16,613
Loss from operations	(18,712)	(16,613)

Interest and other income	167	169
Interest expense	(6)	—
Loss before income taxes	(18,551)	(16,444)
Income tax benefit	61	—
Net loss	$(18,490)	$(16,444)

Change in unrealized loss on marketable securities	17	(19)
Comprehensive loss	$(18,473)	$(16,463)

Net loss per share:
Basic and diluted	$(1.77)	$(1.81)
Weighted average shares outstanding:
Basic and diluted	10,431,391	9,067,438

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2015	9,051,217	$9	$134,128	$—	$(96,067)	$38,070
Issuance of common stock upon vesting of Restricted Stock Units	31,149	—	—	—	—	—
Share-based compensation	—	—	576	—	—	576
Change in unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Other	—	—	11	—	—	11
Net loss	—	—	—	—	(16,444)	(16,444)
Balance, December 31, 2016	9,082,366	9	134,715	(19)	(112,511)	22,194
Issuance of common stock for cash, net of offering costs	2,677,525	3	6,093	—	—	6,096
Issuance of common stock upon vesting of Restricted Stock Units	15,171	—	—	—	—	—
Share-based compensation	—	—	458	—	—	458
Change in unrealized loss on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(18,490)	(18,490)
Balance, December 31, 2017	11,775,062	$12	$141,266	$(2)	$(131,001)	$10,275

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(18,490)	$(16,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	24
Amortization of other assets	329	296
Amortization of premiums and discounts on marketable securities	119	161
Share-based compensation	458	576
Change in operating assets and liabilities:
Other current assets	437	(47)
Other assets	—	(432)
Accounts payable	(583)	841
Accrued compensation and employee benefits	38	50
Accrued expenses and other liabilities	193	(3)
Other	—	(9)
Net cash used in operating activities	(17,472)	(14,987)
Cash flows from investing activities:
Purchase of property and equipment	(3)	(12)
Purchases of marketable securities	(5,471)	(20,504)
Proceeds from maturities of marketable securities	18,400	4,102
Net cash provided by (used in) investing activities	12,926	(16,414)
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,551	—
Common stock offering costs	(448)	—
Repayment of principal on vendor finance agreement	(256)	—
Net cash provided by financing activities	5,847	—
Net increase (decrease) in cash and cash equivalents	1,301	(31,401)
Cash and cash equivalents, beginning of year	7,401	38,802
Cash and cash equivalents, end of year	$8,702	$7,401
Supplemental cash flow information:
Interest paid	$6	$—
Income tax refund received	$38	$—
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$7	$(11)
Change in unrealized loss on marketable securities	$17	$(19)
Leasehold improvement lease incentive	$—	$48

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that ARCA is developing for the potential treatment of patients with atrial fibrillation (AF) and chronic heart failure (HF).

The Company completed a Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF, which was completed in August 2017, was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients.

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study was time to recurrent AF/atrial flutter (AFL), or all-cause mortality.  The Company reported top-line Phase 2B data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate.

The Company plans to intiate Investigational New Drug enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

The Company will need to raise additional capital to fund future operations and any additional development of Gencaro or AB171.  If the Company is unable to obtain additional funding or is unable to complete a strategic transaction, it may have to discontinue development activities on Gencaro or discontinue its operations.

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

The Company believes that its current cash, cash equivalents and marketable securities as of December 31, 2017, together with the $3.4 million of net proceeds raised in January 2018 from sales of its common stock, as discussed in Note 11, will be sufficient to fund its operations, at its projected cost structure, through the end of 2018.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro or any other product candidates.  If the Company is delayed in completing or is unable to complete additional funding and/or a strategic transaction, the Company may discontinue its development activities or operations.

Due to the current status of the Gencaro development program, the current amount of cash, cash equivalents and marketable securities held, the anticipated costs to be incurred for existing operations as well as other corporate strategic alternatives through the end of 2018, and the uncertainty of the Company’s ability to raise a significant amount of capital, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued.  The Company could delay or cancel certain significant planned expenditures related to Gencaro and/or implement cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for Gencaro or any other product candidate;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  Management has performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K, and the subsequent events are disclosed in Note 11.

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Given the short-term nature of the Company’s marketable securities, the impact that ASU 2016-01 will have on its financial statements and related disclosures is not expected to be significant.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While the Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements and related disclosures, it is expected that the operating lease commitment discussed in Note 6 will be recognized as operating lease liability and right-of-use asset.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. For the year ended December 31, 2016, the Company recognized no such excess tax benefits and did not withhold shares to satisfy statutory income tax withholding obligations.  The Company adopted this guidance January 1, 2017. The provisions of ASU 2016-09 did not have a material impact on the financial statements or related disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Given the short-term nature of the Company’s marketable securities, the impact that ASU 2017-08 will have on its financial statements and related disclosures is not expected to be significant.

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

Marketable Securities

The Company has designated its marketable securities as available-for-sale securities and accounted for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as current marketable securities in the accompanying balance sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying balance sheets.

Securities that are classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so.

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements.  The Company maintains cash and cash equivalent balances in the form of bank demand deposits and money market fund accounts with financial institutions that management believes are creditworthy. Such balances may at times exceed the insured amount.

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

(2) Net Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The Company’s potentially dilutive shares include stock options, restricted stock units and warrants for common stock.

Because the Company reported a net loss for the years ended December 31, 2017 and 2016, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2017	2016
Potentially dilutive securities, excluded:
Outstanding stock options	611,975	629,629
Unvested restricted stock units	15,168	30,739
Warrants to purchase common stock	3,633,008	3,686,894
	4,260,151	4,347,262

(3) Marketable Securities and Fair Value Disclosures

Marketable securities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Corporate bonds	$3,052	$—	$(2)	$3,050
Total	$3,052	$—	$(2)	$3,050

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$13,778	$—	$(16)	$13,762
Total	$13,778	$—	$(16)	$13,762
Long-term available-for-sale securities:
Corporate bonds	$2,355	$3	$(6)	$2,352
Total	$2,355	$3	$(6)	$2,352

The investments have been in an unrealized loss position for less than twelve months. Based upon the Company’s evaluation of all relevant factors, the Company believes that the decline in fair value of securities held at December 31, 2017 below cost is temporary, and the Company intends to retain its investment in these securities for a sufficient period of time to allow for recovery of the fair value.

As of December 31, 2017, the amortized cost and estimated fair value of available-for-sale securities by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,052	$3,050
Total	$3,052	$3,050

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2017
Money market	$8,189	$8,189	$—	$—
Corporate bonds	3,725	—	3,725	—
Total	$11,914	$8,189	$3,725	$—

December 31, 2016
Money market	$7,672	$7,672	$—	$—
Corporate bonds	16,114	—	16,114	—
Total	$23,786	$7,672	$16,114	$—

As of December 31, 2017 and 2016, the Company had $8.9 million and $7.7 million, respectively, of cash equivalents consisting of money market funds and corporate bonds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers between any fair value hierarchy levels in 2017 or 2016.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2017 and 2016, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2017	December 31, 2016
Computer equipment	3 years	$74	$84
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	85	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		443	453
Accumulated depreciation and amortization		(401)	(387)
Property and equipment, net		$42	$66

For the years ended December 31, 2017 and 2016, depreciation and amortization expense was $27,000 and $24,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2017 and 2016 was $418,000 and $427,000, respectively.

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

Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2017 (in thousands):

2018	$88
2019	83
Total future minimum lease payments	$171

Rent expense under these leases for the years ended December 31, 2017 and 2016 was $82,000 and $81,000, respectively.

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

Cardiovascular Pharmacology and Engineering Consultants, LLC

ARCA has licensed worldwide rights to all preclinical and clinical data from development of bucindolol through the BEST trial from Cardiovascular Pharmacology and Engineering Consultants, LLC (CPEC), who has licensed rights to this data from Bristol Myers Squib (BMS). CPEC is a licensing subsidiary of Indevus Pharmaceuticals Inc. (a wholly owned subsidiary of Endo Pharmaceuticals), holding ownership rights to certain clinical trial data of Gencaro.  Under the terms of its license agreement with CPEC, the Company will incur milestone and royalty obligations upon the occurrence of certain events.  If the FDA grants marketing approval for Gencaro, the license agreement states that the Company will owe CPEC a milestone payment of $8.0 million within six months after FDA approval. The license agreement states that a milestone payment of up to $5.0 million in the aggregate shall be paid upon regulatory marketing approval in Europe and Japan. The license agreement also states that the Company’s royalty obligation ranges from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels, including a 5% royalty that CPEC is obligated to pay under its original license agreement for Gencaro. The agreement states that the Company has the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval.

In October 2017, the Company entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc. (Aeolus) pursuant to which the Company acquired Aeolus’ minority membership interest in CPEC.  The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations that could be payable by the Company, if Gencaro receives regulatory approval and is commercialized.  As a result of this transaction, the Company, together with Endo Pharmaceuticals, Inc., indirectly have the rights to the Gencaro program, as discussed above.  The acquisition cost of this interest is included in General and administrative expense in the Statement of Operations and Comprehensive Loss and did not have a material impact on the Company’s annual financial statements.

(7) Equity Financings and Warrants

2017 Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017, the Company amended its Capital on Demand Sales Agreement. The amendment, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement from $7.3 million to $10.2 million (the Shares).

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

As of December 31, 2017, the Company has sold an aggregate of 2,677,525 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for aggregate gross proceeds of approximately $6.6 million.  Net proceeds received during the year ended December 31, 2017 were approximately $6.1 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

Sales under this facility subsequent to December 31, 2017 are discussed in Note 11 Subsequent Events.

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of December 31, 2017, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2018	963,153	$11.77
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,633,008	$8.32

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2013 Equity Incentive Plan (the Equity Plan), was approved by stockholders on September 17, 2013, and amended in June 2016 to increase the reserve for issuance under this Equity Plan by 1,000,000 shares.  The maximum number of shares issuable under this plan is 1,321,428 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the

Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2017, options and awards for 618,292 shares were outstanding under the Equity Plan, and 610,194 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2017, options to purchase 5,643 shares with a weighted average exercise price of $102.64 per share were outstanding under this plan. Other stock plans that were assumed by ARCA in the Merger still have options outstanding that will continue to vest according to the original terms of each grant, but no new options can be granted under these plans, as the plans have expired.  As of December 31, 2017, options to purchase 3,208 shares with a weighted average exercise price of $164.95 were outstanding under these plans.

The Company granted options for 469,600 and 487,700 shares of common stock in the years ended December 31, 2017 and 2016, respectively. The fair values of employee stock options granted in the years ended December 31, 2017 and 2016 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2017	2016
Expected term	5.8 years	5.7 years
Expected volatility	73%	72%
Risk-free interest rate	1.99%	1.29%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$1.60	$2.01

A summary of ARCA’s stock option activities for the years ended December 31, 2017 and 2016, and related information as of December 31, 2017, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2015	161,278	$18.30
Granted	487,700	3.22
Exercised	—	—
Forfeited and cancelled	(19,349)	28.70
Options outstanding - December 31, 2016	629,629	$6.30	8.86	$25
Granted	469,600	2.54
Exercised	—	—
Forfeited and cancelled	(487,254)	3.05
Options outstanding - December 31, 2017	611,975	$6.00	8.14	$—
Options exercisable - December 31, 2017	348,961	$8.27	7.59	$—
Options vested and expected to vest - December 31, 2017	611,101	$6.00	8.14	$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date.  The total intrinsic value of options exercised for the years ended December 31, 2017 and 2016 was $0 and $0, respectively. As of December 31, 2017, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $447,000 which is expected to be recognized over a weighted average period of 1.9 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

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

A summary of RSU activity for the years ended December 31, 2017 and 2016 is presented below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2015	62,359	$8.36
Granted	—	—
Vested and released	(31,149)	8.85
Forfeited and cancelled	(471)	4.69
RSUs outstanding - December 31, 2016	30,739	$7.91
Granted	—	—
Vested and released	(15,171)	7.94
Forfeited and cancelled	(400)	6.03
RSUs outstanding - December 31, 2017	15,168	$7.94

As of December 31, 2017, the total unrecognized compensation cost related to unvested stock awards was approximately $24,000.  This cost will be recognized on a straight-line basis over the next 0.2 years and will be adjusted for estimated forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2017 and 2016, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2017	2016
Research and development	$169	$167
General and administrative	289	409
Total	$458	$576

Stock-based compensation expense related to non-employees was negligible in 2017 and 2016. ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $135,000 and $119,000 for the years ended December 31, 2017 and 2016, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2017, the Company has net operating loss carryforwards of approximately $156.4 million, and approximately $1.7 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards will expire beginning 2025 through 2037. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions, and its offering of common stock completed in June 2015. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $41.6 million at December 31, 2017, reflecting a decrease of approximately $13.2 million from December 31, 2016. Deferred tax assets decreased $20.1 million related to the remeasurement of the deferred tax assets from 34% to the new 2018 U.S. Federal corporate income tax rate of 21%.  The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2017, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit for the year ended December 31, 2017 was related to a federal research and experimentation income tax credits related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds. We had no income tax benefit during the year ended December 31, 2016, as the PATH Act refunds were not effective until 2017.  Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34% for 2017 and 2016, as a result of the following (in thousands):

	Years ended December 31,
	2017	2016
U.S. federal income tax benefit at statutory rates	$(6,286)	$(5,591)
State income tax benefit, net of federal benefit	(565)	(502)
Research and experimentation credits	(303)	(268)
Change in tax rate	20,085	—
Deferred tax asset adjustment	37	65
Other	122	137
Change in valuation allowance	(13,151)	6,159
Income tax benefit	$(61)	$—

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

	As of December 31,
	2017	2016
Net operating loss carryforwards	$38,566	$51,758
Charitable contribution carryforwards	455	552
Research and experimentation credits	1,682	1,440
Capitalized intangibles	608	781
Stock based compensation	148	193
Depreciation and amortization	1	6
Accrued compensation	168	35
Other	—	14
Total deferred tax assets	41,628	54,779
Valuation allowance	(41,628)	(54,779)
Net deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2017 and 2016, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2017 and 2016.

.

(11) Subsequent Event

Subsequent to December 31, 2017, the Company sold an aggregate of 2,133,828 shares of its Common Stock pursuant to the terms of the Sales Agreement for aggregate gross proceeds of approximately $3.5 million and net proceeds of $3.4 million, including expenses for executing the “at the market offering” and commissions to the placement agent.  As of January 19, 2018, the Company has sold all shares available under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459) and does not currently anticipate making any additional sales under this Sales Agreement.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2017 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of February 28, 2018 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	73	President and Chief Executive Officer and Director
Thomas A. Keuer	59	Chief Operating Officer
Christopher D. Ozeroff	59	Secretary, Senior Vice President and General Counsel
Brian L. Selby	56	Vice President, Finance and Chief Accounting Officer
Dr. Linda Grais (1) (2)*	61	Director
Dr. Raymond L. Woosley (2) (3)*	75	Director
Mr. Robert E. Conway (1)* (2)	64	Director
Mr. Dan J. Mitchell (1) (3)	60	Director
Dr. Anders Hove (3)	52	Director

*     Committee Chairperson

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Nominating and Corporate Governance Committee

Dr. Hove was appointed to our Board of Directors in February 2017.  At such time, Dr. Hove joined our Nominating and Corporate Governance Committee.  At the same time, Dr. Woosley left our Audit Committee, and Dr. Grais left our Nominating and Corporate Governance Committee and joined our Audit Committee.

Michael R. Bristow, M.D., Ph.D. Dr. Bristow was one of the founders of ARCA in September 2004, and has served as a Director since that time.  Dr. Bristow has also served as the Company’s President and Chief Executive Officer since July 2009. Previously, Dr. Bristow served as the President and Chief Executive Officer of the Company from September 2004 to November 2006, and as the Company’s Chief Science and Medical Officer from November 2006 to July 2009. Dr. Bristow is a Professor of Medicine and the former Head of Cardiology at the University of Colorado Health Sciences Center, where he has been since October 1991.  Dr. Bristow was one of the founders of Myogen, Inc. and served as Myogen’s Chief Science and Medical Officer from October 1996 to February 2006 and as a Scientific Advisor to Myogen from February 2006 until the acquisition of Myogen by Gilead Sciences, Inc. in November 2006.  We believe Dr. Bristow is an appropriate member of the Company’s Board of Directors given his extensive experience and expertise as a cardiologist, medical researcher and drug developer in the field of cardiovascular medicine, and heart failure specifically, and his experience as a founder and manager of cardiovascular-focused, public pharmaceutical company.  Dr. Bristow also has extensive experience with, and knowledge of, ARCA’s business, as the founder and former Chief Science and Medical Officer of the Company, and the current President and Chief Executive Officer of ARCA, and as a member of the Board of Directors of ARCA since the founding of the Company. Dr. Bristow holds a M.D. and Ph.D. from the University of Illinois.

Thomas A. Keuer. Mr. Keuer has served as the Company’s Chief Operating Officer since December 2014. Mr. Keuer served as the Company’s Executive Vice President, Pharmaceutical Operations from 2006 to 2014. Prior to joining the Company, Mr. Keuer served as the SVP of Operations for Insmed, Inc. from 2004 to 2006.  Prior to Insmed, Mr. Keuer served as the VP of Engineering for Baxter Healthcare from 1998 to 2004. Prior to Baxter, Mr. Keuer served as the VP of Operations for Somatogen, Inc. Mr. Keuer received his M.S. in Biochemical Engineering from Rice University and received his B.S. in Chemical Engineering from the University of Texas, Austin.

Christopher D. Ozeroff.  Mr. Ozeroff is a co-founder of ARCA.  Mr. Ozeroff has served as the Company’s Senior Vice President, General Counsel and Secretary since 2009, has served as the Company’s General Counsel and Secretary since the Company’s founding, and has also served as Executive Vice President, Business Development from 2004 to 2009. Prior to joining the Company, Mr. Ozeroff was a partner with the law firm of Hogan & Hartson L.L.P., where he practiced in such areas as finance, acquisitions, public offerings, and licensing.  Mr. Ozeroff completed his undergraduate degree at Stanford University and his law degree at the University of Chicago Law School.

Brian L. Selby.  Mr. Selby has served as the Company’s Vice President, Finance and Chief Accounting Officer since December 2014.  Previously, Mr. Selby served as the Company’s Controller from 2007 to 2014.  Prior to joining the Company, Mr. Selby served as the Controller for Myogen, Inc., a publicly traded pharmaceutical company subsequently acquired by Gilead, from 2004 to 2007.  Prior to Myogen, Mr. Selby served as the Controller for several private and publicly traded companies and earlier in his career was an audit professional with Deloitte.  Mr. Selby received his M.S. in Accounting from the University of Colorado and received his B.S., in Business Administration and Finance from Colorado State University, and is a certified public accountant.

Linda Grais, M.D. Dr. Grais has served as a member of the Board of Directors since May 2007. Dr. Grais has been a director of Ocera Therapeutics, Inc., a public biopharmaceutical company, since January 2008 and became President and Chief Executive Officer of Ocera in June 2012, and served in that role until Ocera’s acquisition by Mallinckrodt Pharmaceuticals in December 2017. Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, magna cum laude, and Phi Beta Kappa, an M.D. from Yale Medical School and a J.D. from Stanford Law School. Since September 2015, Dr. Grais has served on the board of PRA Health Sciences, a public contract research organization.  We believe Dr. Grais is an appropriate member of the Board of Directors because of her diverse training and experience as both a medical doctor and a lawyer, her experience as a founder and senior executive of a pharmaceutical company, and her experience as an investor in new life sciences companies. She also has extensive experience with and knowledge of the Company's business from her service on the Board of Directors of the Company since 2007.

Raymond L. Woosley, M.D., Ph.D. Dr. Woosley was appointed to the Board of Directors in July 2013.  Since 2012, Dr. Woosley is the Director of the Arizona Center for Education and Research on Therapeutics (AzCERT), an independent, nonprofit research and education organization.  Dr. Woosley is currently the President Emeritus of the Critical Path Institute (C-Path), a non-profit, public-private partnership with the Federal Food and Drug Administration, of which he was a founder in November 2004, and where he served as President, Chief Executive Officer and Chairman of the board of directors from 2005 to 2011.  Since 2012, Dr. Woosley has also been the Director of CredibleMeds Worldwide, an independent, nonprofit research and education organization.  Since 2001, Dr. Woosley has also been a Professor of Medicine and Pharmacology at The University of Arizona Health Sciences Center (UAHSC), and, since 2012, Professor Emeritus, where he was also Vice President for Health Sciences from 2001 to 2005, and Dean of the College of Medicine from 2001 to 2002.  Since 2015, he has been Professor of Medicine in the University of Arizona, College of Medicine-Phoenix. From 1988 to 2001, Dr. Woosley was a professor of medicine at the Georgetown University School of Medicine, where he was also Director of the Institute of Cardiovascular Sciences from 1994 to 2000, and Division Chief, Clinical Pharmacology, in the Department of Medicine from 1988 to 1994.  Dr. Woosley earned his Ph.D. in Pharmacology from the University of Louisville and his M.D. from the University of Miami.  Dr. Woosley’s research has been published in over 312 peer-reviewed publications and 50 book chapters.  We believe Dr. Woosley is an appropriate member of the Board of Directors, given his expertise and experience in cardiovascular clinical pharmacology, anti-arrhythmic therapeutics, pharmacogenetic drug development and therapeutic regulatory approval.

Robert E. Conway Mr. Conway was appointed to the Board of Directors in September 2013, and has served as the Chairman of our Board of Directors since 2014.  Mr. Conway served as the Chief Executive Officer and member of the board of directors of Array Biopharma, a publicly traded pharmaceutical company, from 1999 to 2012.  Prior to joining Array, Mr. Conway was the Chief Operating Officer and Executive Vice President of Hill Top Research, Inc., from 1996 to 1999.  From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. including Corporate Vice President and General Manager of Corning Hazleton, Inc., a contract research organization.  From 2004 to 2013, he served on the board of directors of PRA International, Inc., which was a public company for a portion of his tenure there, from 2012 to the present, he has served on the board of directors of eResearch Technology, Inc., a private company, and from 2015 to July 2017, he has served on the board of directors of Nivalis Therapeutics, Inc. a public, clinical stage pharmaceutical company.  In July 2017, Nivalis Therapeutics, Inc. combined with Alpine Immune Sciences, Inc., a public, clinical stage pharmaceutical company, and Mr. Conway continues to serve on the board of directors following such combination.   Mr. Conway also serves as the Chairman of Wall Family Enterprise, a leading library and educational supplies company.  In addition, Mr. Conway is a member of the Strategic Advisory Committee of Genstar Capital, LLC and is a member of the board of directors of Bracket, Inc.  Mr. Conway received a B.S. in accounting from Marquette University in 1976.  We believe Mr. Conway is an appropriate member of the Board of Directors given his experience and expertise in the pharmaceutical industry, in pharmaceutical development and clinical trials, and in corporate finance, governance, accounting and public company compliance.

Dan J. Mitchell Mr. Mitchell was appointed to the Board of Directors in February 2014.  He founded, and is a manager of Sequel Venture Partners, L.L.C., a venture capital firm formed in January 1997.  Prior to founding Sequel Venture Partners, Mr. Mitchell was a founder of Capital Health Venture Partners, a health care focused venture capital firm, where he was a General Partner from October 1986 until 2006, and he was in the Venture Capital Division of the Trust Department of the First National Bank of Chicago from 1983 to 1985.  He currently serves on the board of directors of several private companies.  Mr. Mitchell holds a B.S. from the University of Illinois and an M.B.A. from the University of California at Berkeley. We believe Mr. Mitchell is an appropriate member of the Board of Directors given his expertise and experience in the pharmaceutical industry, pharmaceutical development, and in corporate finance and governance.

Anders Hove, M.D. Dr. Hove has served as a member of the Board of Directors since February 2017.  Dr. Hove owns Acorn Capital Advisors and is a managing partner at Majalin/Amzak Health, a partnership focusing on long-term investments in biotech, specialty pharma and medical device companies. Dr. Hove was most recently a general partner of Venrock Associates, a venture capital firm, which he joined in January 2004 and remained at through December 2016. In 2008, Dr. Hove was a founder of Venrock Healthcare Capital Partners, Venrock’s public funds focused on small capitalization biotech companies and late-stage private companies. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm, and from 2002 to 2003 he also served as Chief Executive Officer of Bellevue Asset Management, LLC, an investment company. Dr. Hove previously held senior level positions in the medical, clinical and business operations of the pharmaceuticals division of Ciba-Geigy.  Mr. Hove was a member of the boards of directors of Anacor Pharmaceuticals, a publicly traded pharmaceutical company, from 2005 until its acquisition by Pfizer in June 2016, and Edge Therapeutics, a publicly traded biotechnology company, from 2015 to 2016.  In addition, Dr. Hove is a member of the board of directors of MC2 Therapeutics. He received a M.Sc. in Biotechnology Engineering from the Technical University of Denmark, an M.D. from the University of Copenhagen and an M.B.A. from the Institut Européen d'Administration des Affaires.  We believe Dr. Hove is an appropriate member of the Company’s Board of Directors, given his extensive training and experience as a medical doctor and masters of business administration, an executive in the pharmaceutical industry, and as an investor in biotechnology companies.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently two Class II directors whose terms expire at the annual stockholders’ meeting in 2018, two Class III directors whose terms expire at the annual stockholders’ meeting in 2019 and two Class I directors whose terms expire at the annual meeting in 2020.  The Board of Directors has nominated two Class II directors, Dr. Raymond L. Woosley and Dan J. Mitchell, for election to the Board of Directors, for a three-year term ending on the date of the annual meeting in 2021 or until their successors are duly elected and qualified or appointed.

Our executive officers are appointed by and serve at the discretion of our Board. There are no family relationships between our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of its common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely upon its review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

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

Audit Committee

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.  As of December 31, 2017, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and Dr. Grais. The Audit Committee is currently composed of three directors: Mr. Conway (chair), Mr. Mitchell and Dr. Grais.  The Audit Committee met five times during the fiscal year.  The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for audit committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has also determined that Mr. Conway qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.  The Board of Directors made a qualitative assessment of Mr. Conway’s level of knowledge and experience based on several factors, including his prior experience, business acumen and independence.

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2017, with management of the Company.  The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 1301, Communications with Audit Committees.  The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence.  Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Mr. Robert Conway

Mr. Dan Mitchell

Dr. Linda Grais

Compensation Committee

The Compensation Committee is currently composed of three directors: Mr. Conway, Dr. Grais (chair) and Dr. Woosley. All members of the Compensation Committee are independent, as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards. The Compensation Committee met one time during the fiscal year. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

The Compensation Committee of the Board of Directors acts on behalf of the Board of Directors to review, adopt and oversee the Company’s compensation strategy, policies, plans and programs, including:

●

overseeing succession planning for senior management of the Company, including a review of the performance and advancement potential of current and future senior management and succession plans for each and recommending, as appropriate, the retention of potential succession candidates;

●	assessing the overall compensation structure of the Company and evaluating and recommending changes to the Company’s compensation philosophies and strategies;

●	reviewing and approving performance-based compensation plans or programs, including establishing goals and targets, applicable to the Chief Executive Officer and other members of the management team;

[1]

  The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

●

administering, reviewing, and approving all executive compensation programs or plans, and all of the Company’s incentive compensation and stock plans and awards thereunder of the Company, including amendments to the programs, plans or awards made thereunder; and

●	preparing and approving the Report of the Compensation Committee to be included as part of the Company’s annual meeting proxy statement, to the extent required.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets on a regular basis as it deems appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

In June 2013, the Company’s Compensation Committee reviewed the Company’s executive compensation considering general market conditions in the life science industry. As part of this review process, the Compensation Committee identified a peer group of biotechnology companies that it viewed as having a similar profile to ARCA at that time.

In setting 2017 base salary and cash bonus award amounts for the Company’s named executive officers, the Compensation Committee considered peer group data and factors specific to the Company, and targeted cash compensation to be consistent with these metrics. The Compensation Committee recommended, and the Board of Directors approved, a base salary of $295,359 for Dr. Bristow, the Company’s President and Chief Executive Officer, a base salary of $294,170 for Mr. Keuer, the Company’s Chief Operating Officer, and a base salary of $288,683 for Mr. Ozeroff, the Company’s Senior Vice President and General Counsel, for the fiscal year ended December 31, 2016. In early 2017, the Compensation Committee recommended and the Board of Directors approved cash bonuses based on previous performance for the Named Executive Officers (as defined below), and also approved increases to Named Executive Officer salaries for the fiscal year 2017 as described in below under “Executive Compensation.”  There were no changes to the Company’s named executive officers’ salaries for 2018.

Historically, the Compensation Committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year.

The Compensation Committee reviews and approves the compensation of the Chief Executive Officer and the other executive officers of the Company, including annual base salaries, annual and long-term incentive or bonus awards, employment agreements, and severance and change in control agreements/provisions, in each case as, when and if appropriate, and any special or supplemental benefits. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. The Compensation Committee evaluates the performance of the Chief Executive Officer in light of Company and individual goals and objectives, and makes appropriate recommendations for improving performance. In performing the evaluation, the Chair of the Compensation Committee may solicit comments from the other non-employee members of the Board of Directors and lead the Board of Directors in an overall review of the Chief Executive Officer’s performance in an executive session of non-employee members of the Board of Directors. If the compensation for the Chief Executive Officer or any other executive officer is governed by an employment agreement, the Compensation Committee approves such employment agreement and any amendments thereto.

For all executives as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels.

The Compensation Committee also considers the results of any “say-on-pay” vote of the Company’s stockholders with regard to the compensation of the Company’s executive officers when making compensation decisions. At the 2016 annual meeting of stockholders, the Company’s stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as described in the proxy statement for such annual meeting. The Compensation Committee believes that this advisory vote supports that the Company’s current compensation practices are aligned with the best interests of stockholders and anticipates taking into account any subsequent advisory vote when making compensation decisions in the future.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. As of December 31, 2017, the Nominating and Corporate Governance Committee was composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). Prior February 2017, Dr. Grais served on the Nominating and Corporate Governance Committee in the seat currently occupied by Dr. Hove. All members of the Nominating and Corporate Governance Committee in 2017 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met four times during the 2017 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

The Nominating and Corporate Governance Committee periodically reviews the compensation of non-employee Directors for service on the Board of Directors and committees thereof. In 2015, the Nominating and Corporate Governance Committee began a review of its Director compensation levels considering general market conditions in the life science industry, and in comparison to other clinical stage biopharmaceutical companies, and in early 2016, the Committee recommended, and the Board of Directors approved, revised compensation for non-employee Directors, discussed in “Director Compensation” below.

The Board of Directors has adopted a process for identifying and evaluating director nominees, including stockholder nominees. Before recommending an individual to the Board of Directors for membership on the Board of Directors, the Nominating and Corporate Governance Committee canvasses its members and the Company’s management team for potential candidates for the Board of Directors. The Nominating and Corporate Governance Committee also uses its network of contacts to identify potential candidates and, if it deems appropriate, may also engage a professional search firm. The Nominating and Corporate Governance Committee will consider stockholders’ recommendations for nominees to serve as director if notice is timely received by the Secretary of the Company. Candidates nominated by stockholders will be evaluated in the same manner as other candidates. The Nominating and Corporate Governance Committee keeps the Board of Directors apprised of its discussions with potential nominees, and the names of potential nominees received from its current directors, management, and stockholders, if the stockholder notice of nomination is timely made.

Although the Board of Directors has not adopted a fixed set of minimum qualifications for candidates for membership on the Board of Directors, the Nominating and Corporate Governance Committee generally considers several factors in its evaluation of a potential member, such as the candidate’s education, professional background and field of expertise including industry or academic experience in the pharmaceutical and biotechnology fields, experience in corporate governance and management, the reasonable availability of the potential member to devote time to the affairs of the Company, as well as any other criteria deemed relevant by the Board of Directors or the Nominating and Corporate Governance Committee. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee believes it is essential that Board of Directors members come from a variety of backgrounds and experiences.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall contributions to the Company and the Board of Directors during their terms, including level of attendance, level of participation, quality of performance and contribution to the Board of Directors’ responsibilities and actions, and any relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq and SEC purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The

Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then determines whether to recommend a nominee to the Board of Directors by majority vote.

Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee addressed to the Corporate Secretary, between 60 and 90 days before the one year anniversary date of ARCA’s last annual meeting of stockholders. Recommendations must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director, and a representation that the recommending stockholder is a beneficial or record owner of ARCA’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. To date, the Nominating and Corporate Governance Committee has not rejected a timely director nominee from a stockholder.

In 2017, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

Stockholder Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by e-mail by using the following email address: directors@arcabio.com; or by mail by following the directions as set forth on ARCA’s website at www.arcabio.com, under the section titled “Corporate Governance” and the subsection titled “Governance Documents”.

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2017 and/or December 31, 2016, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2017, collectively, the Named Executive Officers:

Summary Compensation Table for Fiscal 2017 and 2016

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Stock Awards ($)(2)	Non-Equity Incentive Plan Awards ($)(3)	All Other Compensation ($)	Total ($)
Michael R. Bristow President and Chief Executive Officer	2017	302,856	137,281	—	91,300	16,256	547,693
	2016	294,036	169,693	—	92,300	16,227	572,256
Thomas A. Keuer Chief Operating Officer	2017	301,642	80,428	—	54,500	20,597	457,167
	2016	292,852	97,174	—	55,200	17,782	463,008
Christopher D. Ozeroff Secretary, Senior Vice President and General Counsel	2017	296,011	76,654	—	53,500	12,110	438,275
	2016	287,389	92,447	—	54,100	5,381	439,317

(1)

The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year.  Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors and described in the narrative that follows.

(2)

The amounts reported under “Option Awards” and “Stock Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures.  The value of stock option awards was estimated using the Black-Scholes option-pricing model.  The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2017.

(3)

Represents cash bonuses earned under the 2017 and 2016 Bonus Plans.  Cash bonuses earned and reported above in 2016 were paid in 2017, and cash bonuses earned and reported above in 2017 were paid in 2018.  See “Executive Compensation” for descriptions of the 2017 and 2016 Bonus Plans.

Narrative Disclosure to Summary Compensation Table

Employment Agreements or Arrangements

Michael R. Bristow, M.D., Ph.D. Dr. Bristow serves as the Company’s President and Chief Executive Officer under an Employment and Retention Agreement that was amended and restated as of June 4, 2008, and further amended pursuant to a Waiver and Amendment Agreement executed as of June 13, 2013.  Pursuant to such employment agreement, Dr. Bristow is permitted to continue his academic work for the University of Colorado Health Sciences Center and for the Cardiovascular Institute, so long as it does not interfere with his duties as President and Chief Executive Officer of ARCA.

On February 16, 2017, the Board of Directors approved a cash bonus of $92,300 for Dr. Bristow.  The cash bonus was earned under the 2016 Bonus Plan for services rendered in 2016.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2016 Bonus Plan.  The Board of Directors also approved a 2017 base salary of $304,219 for Dr. Bristow.

On March 1, 2018, the Board of Directors approved a cash bonus of $91,300 for Dr. Bristow.  The cash bonus was earned under the 2017 Bonus Plan for services rendered in 2017.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2017 Bonus Plan. There were no changes to the Company’s named executive officers’ salaries for 2018.

If the Company terminates Dr. Bristow’s employment without “cause,” or if Dr. Bristow terminates his employment with “good reason” (as these terms are defined in his employment agreement), the Company has agreed to pay Dr. Bristow a severance payment equivalent to (i) (a) 12 months of his base salary, if such termination occurs on the same day as or within 13 months after a change of control of the Company,  or (b) six months of his base salary if such termination does not occur on the same day as or within 13 months after a change of control of the Company, (ii) a pro rata portion of any bonus compensation under any employee bonus plan that has been approved by the Board of Directors payable to him for the fiscal year in which his employment terminated to be paid at the same time that such incentive bonus would have been paid had the termination not occurred, and (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 6 months, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible).  In addition, ARCA may elect in its sole discretion, to pay additional severance equal to up to 6 months of base salary, which additional payment would extend the covenants and obligations under Dr. Bristow’s Employee Intellectual Property, Confidentiality and Non-Compete Agreement for such additional period.  The severance payment is conditioned on the execution by Dr. Bristow of a legal release in a form acceptable to the Company.  A termination for “cause” includes Dr. Bristow’s willful misconduct, gross negligence, theft, fraud, or other illegal or dishonest conduct, any of which are considered to be materially harmful to the Company; refusal, unwillingness, failure, or inability to perform his material job duties or habitual absenteeism; or violation of fiduciary duty, violation of any duty of loyalty, or material breach of any material term of his employment agreement or his Employee Intellectual Property, Confidentiality and Non-Compete Agreement, or any other agreement, with the Company.  “Good reason” includes a relocation by us of Dr. Bristow’s normal work location greater than 30 miles; a decrease in current base salary by more than 15%, with certain exceptions; and the Company’s unilateral decision to significantly and detrimentally reduce Dr. Bristow’s job responsibilities.

Thomas A. Keuer. Mr. Keuer serves as the Company’s Chief Operating Officer under an Amended and Restated Employment Agreement that was effective as of January 1, 2015.

Under his employment agreement, Mr. Keuer is entitled to receive an annual base salary of $280,000, subject to annual increases if approved by the Company’s Board of Directors or Compensation Committee and is eligible to receive an annual bonus as determined by the Board of Directors or Compensation Committee in its sole discretion.

On February 16, 2017, the Board of Directors approved a cash bonus of $55,200 for Mr. Keuer.  The cash bonus was earned under the 2016 Bonus Plan for services rendered in 2016.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2016 Bonus Plan.  The Board of Directors also approved a 2017 base salary of $303,000 for Mr. Keuer.

On March 1, 2018, the Board of Directors approved a cash bonus of $54,500 for Mr. Keuer.  The cash bonus was earned under the 2017 Bonus Plan for services rendered in 2017.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2017 Bonus Plan. There were no changes to the Company’s named executive officers’ salaries for 2018.

If the Company terminates Mr. Keuer’s employment without “cause,” or if Mr. Keuer terminates his employment with “good reason” (as these terms are defined in his employment agreement), the Company has agreed to pay Mr. Keuer a severance payment equivalent to (i) (a) 12 months of his base salary, if such termination occurs on the same day as or within 13 months after a change of control of the Company,  or (b) six months of his base salary if such termination does not occur on the same day as or within 13 months after a change of control of the Company, (ii) a pro rata portion of any bonus compensation under any employee bonus plan that has been approved by the Board of Directors payable to him for the fiscal year in which his employment terminated to be paid at the same time that such incentive bonus would have been paid had the termination not occurred, and (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for (x) 12 months, if such termination occurs on the same day as or within 13 months after a change of control of the Company,  or (y) six months if such termination does not occur on the same day as or within 13 months after a change of control of the Company, whether he elects or is eligible to receive COBRA (provided, in either event, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). In addition, ARCA may elect in its sole discretion, to pay additional severance equal to up to 12 months of base salary, which additional payment would extend the covenants and obligations under Mr. Keuer’s Employee Intellectual Property, Confidentiality and Non-Compete Agreement for such additional period. The severance payment is conditioned on the execution by Mr. Keuer of a legal release in a form acceptable to the Company. A termination for “cause” includes Mr. Keuer’s willful misconduct, gross negligence, theft, fraud, or other illegal or dishonest conduct, any of which are considered to be materially harmful to the Company; refusal, unwillingness, failure, or inability to perform his material job duties or habitual absenteeism; or violation of fiduciary duty, violation of any duty of loyalty, or material breach of any material term of his employment agreement or his Employee Intellectual Property, Confidentiality and Non-Compete Agreement, or any other agreement, with the Company. “Good reason” includes a relocation by us of Mr. Keuer’s normal work location greater than 30 miles; a decrease in current base salary by more than 15%, with certain exceptions; and the Company’s unilateral decision to significantly and detrimentally reduce Mr. Keuer’s job responsibilities.

Christopher D. Ozeroff. Mr. Ozeroff serves as the Company’s Senior Vice President and General Counsel under an Employment and Retention Agreement that was amended and restated as of June 12, 2008, and further amended pursuant to a Waiver and Amendment Agreement executed as of June 13, 2013.

Under his employment agreement, Mr. Ozeroff is entitled to receive an annual base salary of $259,000, subject to annual increases if approved by the Company’s Board of Directors or Compensation Committee and is eligible to receive an annual bonus as determined by the Board of Directors or Compensation Committee in its sole discretion.

On February 16, 2017, the Board of Directors approved a cash bonus of $54,100 for Mr. Ozeroff.  The cash bonus was earned under the 2016 Bonus Plan for services rendered in 2016.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2016 Bonus Plan.  The Board of Directors also approved a 2017 base salary of $297,343 for Mr. Ozeroff.

On March 1, 2018, the Board of Directors approved a cash bonus of $53,500 for Mr. Ozeroff.  The cash bonus was earned under the 2017 Bonus Plan for services rendered in 2017.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2017 Bonus Plan. There were no changes to the Company’s named executive officers’ salaries for 2018.

If the Company terminates Mr. Ozeroff’s employment without “cause,” or if Mr. Ozeroff terminates his employment with “good reason” (as these terms are defined in his employment agreement), the Company has agreed to pay Mr. Ozeroff a severance payment equivalent to (i) (a) 12 months of his base salary, if such termination occurs on the same day as or within 13 months after a change of control of the Company,  or (b) six months of his base salary if such termination does not occur on the same day as or within 13 months after a change of control of the Company, (ii) a pro rata portion of any bonus compensation under any employee bonus plan that has been approved by the Board of Directors payable to him for the fiscal year in which his employment terminated to be paid at the same time that such incentive bonus would have been paid had the termination not occurred, and (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 6 months, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible).  In addition, ARCA may elect in its sole discretion, to pay additional severance equal to up to 6 months of base salary, which additional payment would extend the covenants and obligations under Mr. Ozeroff’s Employee Intellectual Property, Confidentiality and Non-Compete Agreement for such additional period.  The severance payment is conditioned on the execution by Mr. Ozeroff of a legal release in a form acceptable to the Company.  A termination for “cause” includes Mr. Ozeroff’s willful misconduct, gross negligence, theft, fraud, or other illegal or dishonest conduct, any of which are considered to be materially harmful to the Company; refusal, unwillingness, failure, or inability to perform his material job duties or habitual absenteeism; or violation of fiduciary duty, violation of any duty of loyalty, or material breach of any material term of his employment agreement or his Employee Intellectual Property, Confidentiality and Non-Compete Agreement, or any other agreement, with the Company.  “Good reason” includes a relocation by us of Mr. Ozeroff’s normal work location greater than 30 miles; a decrease in current base salary by more than 15%, with certain exceptions; and the Company’s unilateral decision to significantly and detrimentally reduce Mr. Ozeroff’s job responsibilities.

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

2016 Cash Bonus Plan

On February 16, 2017, the Board of Directors approved cash bonuses for certain employees.  The cash bonuses were paid in 2017 for performance in 2016, including for attainment of the Company’s 2016 Goals under its 2016 Cash Bonus Plan, or the 2016 Goals, as determined by the Compensation Committee.  The 2016 bonuses were based on the Board of Directors’ determination with respect to the Company’s achievement of the 2016 Goals.

The 2016 Goals were based on (1) enrollment of GENETIC-AF (2) development pipeline objectives, and (3) corporate transaction objectives.

2017 Cash Bonus Plan

The Board of Directors has set corporate goals for 2017, or the 2017 Goals, which may be updated at the Board of Directors’ discretion during 2017. Attainment of the 2017 Goals is a prerequisite to the payment of any awards to employees under the Company’s 2017 Cash Bonus Plan, including executive officers.

The amount payable to each employee is set as a target percentage of each employee’s annual salary, or the target bonus percentage, or TBP, but employees, including executive officers, may receive more or less than 100% of their TBP, based upon corporate goal achievement, individual performance and the discretion of the Board of Directors.

To receive a cash bonus (if any), each individual employee must be actively employed by the Company, and in good standing, on December 31, 2017.  Employees hired after January 1, 2017, will have their cash bonus (if any) prorated based on the percentage of time the employee worked at ARCA in 2017. The 2017 Goals are based on (1) the GENETIC-AF Data and Safety Monitoring Board analysis and enrollment of GENETIC-AF; (2) financing goals; and (3) corporate transaction objectives.

2018 Cash Bonus Plan

The Compensation Committee and Board of Directors have not approved a bonus structure or goals for 2018.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2017, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options (#) Exercisable	Options (#)Unexercisable	Price ($)	Expiration Date
Michael R. Bristow, President and Chief Executive Officer	596	—	233.94	1/23/2019
	380	—	124.74	2/18/2020
	714	—	94.08	5/20/2021
	28,142	—	9.66	9/16/2023
	12,260	—	9.66	9/16/2023
	7,050	307 (1)(5)	13.65	2/26/2024
	3,494	206 (2)(5)	4.69	2/11/2025
	13,600	13,600(3)(5)	3.30	6/8/2026
	11,667	30,333(4)(5)	2.50	2/15/2027
Thomas A. Keuer, Chief Operating Officer	270	—	78.12	2/12/2018
	262	—	216.30	11/14/2018
	584	—	121.80	6/25/2019
	190	—	124.74	2/18/2020
	476	—	94.08	5/20/2021
	4,775	—	9.66	9/16/2023
	1,428	—	10.85	10/14/2023
	1,437	63 (1)(5)	13.65	2/26/2024
	1,841	109 (2)(5)	4.69	2/11/2025
	7,800	7,800 (3)(5)	3.30	6/8/2026
	7,000	18,200 (4)(5)	2.50	2/15/2027
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel	152	—	124.74	2/18/2020
	476	—	94.08	5/20/2021
	6,091	—	9.66	9/16/2023
	1,437	63 (1)(5)	13.65	2/26/2024
	1,747	103 (2)(5)	4.69	2/11/2025
	7,400	7,400 (3)(5)	3.30	6/8/2026
	6,667	17,333 (4)(5)	2.50	2/15/2027

(1) Options vest in monthly installments through February 27, 2018.

(2) Options vest in 36 monthly installments measured from February 12, 2015.

(3) Options vest in 36 monthly installments measured from June 9, 2016.

(4) Options vest in 36 monthly installments measured from February 16, 2017.

(5) In the event of a change in control of the Company, 50% of the unvested shares subject to this award shall become fully and immediately vested upon the closing date of such change in control, provided, however, that on the earlier of (i) the one-year anniversary of the closing date or (ii) involuntary termination, any options that remain unvested on such earlier date shall become fully and immediately vested.

Stock Awards

	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#) Unvested	($)
Michael R. Bristow, President and Chief Executive Officer
	2,025 (1)(3)	2,734
	2,291 (2)(3)	3,093
Thomas A. Keuer, Chief Operating Officer
	1,222 (1)(3)	1,650
	1,207 (2)(3)	1,629
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel
	1,222 (1)(3)	1,650
	1,145 (2)(3)	1,546

(1) Restricted Stock Units vest on February 27, 2018.

(2) Restricted Stock Units vest on April 2, 2018.

(3) In the event of a change in control of the Company, 50% of the unvested shares subject to this award shall become fully and immediately vested upon the closing date of such change in control, provided, however, that on the earlier of (i) the one-year anniversary of the closing date or (ii) involuntary termination, any options that remain unvested on such earlier date shall become fully and immediately vested.

Option Exercises And Stock Vested

The following table sets forth certain information regarding option exercises and restricted stock units that vested during the year ended December 31, 2017, with respect to the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Michael R. Bristow	—	—	4,315	10,761
Thomas A. Keuer	—	—	2,428	6,071
Christopher Ozeroff	—	—	2,366	5,923

(1)

The value realized on exercise of the options equals the difference between the market price of the underlying stock at exercise and the exercise or base price of the options, multiplied by the number of shares acquired on exercise.

(2)	The value realized on vesting of restricted stock units equals the market value of the Company's Common Stock on the vesting date, multiplied by the number of shares that vested.

Director Compensation

The following table shows for the fiscal year ended December 31, 2017, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation for Fiscal 2017 (1)

	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	52,500	12,220	—	—	64,720
Raymond L. Woosley, M.D. (4)	50,000	12,220	—	—	62,220
Robert E. Conway (5)	80,000	12,220	—	—	92,220
Dan J. Mitchell (6)	47,500	12,220	—	—	59,720
Anders Hove (7)	40,000	15,114	—	—	55,114

(1)

Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2017, but did not receive any additional compensation for his service as a director.  Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

(2)

The amounts reported under “Option Awards” in the above table reflect the aggregate grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures.  The value of stock option awards was estimated using the Black-Scholes option-pricing model.  The valuation assumptions used in the valuation of option awards may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2017.

(3)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2017, for Dr. Grais was 22,138, of which all shares were fully vested.
(4)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2017, for Dr. Woosley was 21,063, of which all shares were fully vested.
(5)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2017, for Mr. Conway was 20,941, of which all shares were fully vested.
(6)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2017, for Mr. Mitchell was 20,438, of which all shares were fully vested.
(7)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2017, for Dr. Hove was 10,000, of which 8,334 shares were fully vested.

In 2016, the Company revised its compensation plan for non-employee directors to provide that non-employee directors will be compensated for their service on the Board of Directors, as follows:

•	Each non-employee director will receive an annual retainer fee of $35,000;
•

As additional compensation for their services, each non-employee director will receive (i), upon joining the Board of Directors, an initial option grant to purchase 10,000 shares of the Company’s Common Stock under the Amended and Restated ARCA 2013 Equity Incentive Plan, as amended, or the Amended 2013 Plan and (ii), on an annual basis, an annual option grant to purchase 8,000 shares of the Company’s Common Stock under the Amended 2013 Plan;

•	The Chairman of the Board of Directors will receive an additional annual retainer fee of $25,000;
•	The Audit Committee chair will receive an additional annual retainer fee of $15,000;
•	The chairs of the Compensation Committee and the Nominating and Corporate Governance Committee will each receive an additional annual retainer fee of $10,000;
•	Each non-chair member of the Audit Committee will receive an additional annual retainer fee of $7,500; and
•	Each non-chair member of the Compensation Committee and the Nominating and Corporate Governance Committees will receive an additional annual retainer fee of $5,000.

At the February 16, 2017, meeting of the Board of Directors, the Board of Directors awarded annual stock option grants to the Company’s non-employee directors.  Mr. Mitchell, Dr. Grais, Dr. Woosley and Mr. Conway each were granted options to purchase 8,000 shares of Common Stock under the Amended 2013 Plan vesting over one year.  In addition, the Board granted an option to purchase 10,000 shares of Common Stock to Dr. Hove in connection with his joining the Board.  These options were issued under the Amended 2013 Plan and vest over one year.  The purchase price for the options issued on February 16, 2017, was $2.50 per share, which was equal to the closing price of the Company’s Common Stock on Nasdaq on the date of the grant.  If the non-employee director’s service terminates in connection with or at any time following a change in control, then any unexpired options that remain unvested shall become fully vested.

At the March 1, 2018, meeting of the Board of Directors, the Board of Directors awarded annual stock option grants to the Company’s non-employee directors.  Mr. Mitchell, Dr. Grais, Dr. Woosley, Mr. Conway and Dr. Hove each were granted options to purchase 8,000 shares of Common Stock under the Amended 2013 Plan vesting over one year.  The purchase price for the options issued on March 1, 2018, was $0.72 per share, which was equal to the closing price of the Company’s Common Stock on Nasdaq on the date of the grant.  If the non-employee director’s service terminates in connection with or at any time following a change in control, then any unexpired options that remain unvested shall become fully vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017, for all of our equity compensation plans:

	No. of Securities to be Issued Upon Exercise of Outstanding Options or Upon Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in

	Units (a)	($) (b)	Column(a) (c)
Equity compensation plans approved by security holders	627,143	6.00	610,194
Equity compensation plans not approved by security holders	—	—	—
Total	627,143	6.00	610,194

On September 17, 2013, our stockholders approved the ARCA biopharma, Inc. 2013 Equity Incentive Plan, or the 2013 Plan, at the Company’s 2013 annual meeting of stockholders.  The 2013 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan, or the 2004 Plan.  On June 9, 2016, our stockholders approved the Amended 2013 Plan. A description of the 2013 Plan and the Amended 2013 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K.

Compensation Risks

We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm the value or reward poor judgment by our executives.  We believe several features of our programs reflect sound risk management practices.  We believe we have allocated compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking.  The multi-year vesting of equity awards properly accounts for the time horizon of risk.  Furthermore, the Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking on an annual basis.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of February 28, 2018, by: (i) each director and nominee for director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.  Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 11080 CirclePoint Road, Suite 140, Westminster, Colorado, 80020.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.  The table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D, Form 4s or other ownership reports filed with the SEC.  For purposes of this table, certain of our outstanding warrants that may be exercisable for fractional shares have been rounded down to the nearest whole number.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options, restricted stock units,  or warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2018.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 13,914,320 shares of our Common Stock outstanding as of February 28, 2018.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	196,106	1.40%
Thomas A. Keuer (2)	44,134	*
Christopher D. Ozeroff (3)	45,965	*
Linda Grais, M.D. (4)	22,138	*
Robert E. Conway (5)	55,941	*
Raymond L. Woosley (6)	21,063	*
Dan J. Mitchell (7)	31,438	*
Anders Hove, M.D. (8)	10,000	*
All current directors and executive officers as a group (9 persons) (9)	453,958	3.20%
5% Stockholders
Tekla Life Sciences Investors (10)	811,227	5.83%

*	Represents beneficial ownership of less than 1% of our Common Stock.

(1)

Includes the following owned by (i) Investocor Trust: 19,986 shares, Dr. Bristow is the sole trustee of Investocor Trust; (ii) NFS as Custodian for Michael Bristow’s IRA: (a) 25,459 shares and (b) 17,821 shares issuable upon the exercise of warrants, which warrants are immediately exercisable; (iii) 5,578 shares issuable upon the exercise of warrants, which warrants are immediately exercisable and held directly; (iv) options to purchase 86,106 shares that are exercisable within 60 days of February 28, 2018; and (v) 2,291 restricted stock units that are vesting within 60 days of February 28, 2018.

(2)	Includes options to purchase 30,499 shares that are exercisable within 60 days of February 28, 2018, and 1,207 restricted stock units that are vesting within 60 days of February 28, 2018.
(3)	Includes (i) options to purchase 28,448 shares that are exercisable within 60 days of February 28, 2018 and (ii) 1,145 restricted stock units that are vesting within 60 days of February 28, 2018.
(4)	Includes options to purchase 22,138 shares that are exercisable within 60 days of February 28, 2018.
(5)	Includes options to purchase 20,941 shares that are exercisable within 60 days of February 28, 2018.
(6)	Includes options to purchase 21,063 shares that are exercisable within 60 days of February 28, 2018.
(7)	Includes options to purchase 20,438 shares that are exercisable within 60 days of February 28, 2018.
(8)	Includes an option to purchase 10,000 shares that is exercisable within 60 days of February 28, 2018.
(9)

See Notes (1) through (8) above. Also, includes additional options to purchase 26,059 shares that are exercisable within 60 days of February 28, 2018 and 1,114 restricted stock units that vest within 60 days of February 28, 2018 beneficially owned by our executive officers not listed by name in the table above.

(10)

Based solely on a Schedule 13G filed with the SEC on February 12, 2018. Tekla Capital Management LLC (“TCM”), as an investment adviser to Tekla Life Sciences Investors (“HQL”), shares beneficial ownership over the shares held by HQL. Each of TCM and Daniel R. Omstead, through his control of TCM, has sole power to dispose of the shares beneficially owned by HQL.

Neither TCM nor Daniel R. Omstead has the sole power to vote or direct the vote of the shares beneficially owned by HQL, which power resides in the fund’s Board of Trustees. TCM carries the voting of shares under written guidelines established by the funders Board of Trustees. The address for Tekla Life Sciences Investors is 100 Federal Street, 19th Floor, Boston, MA 02110.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of the Board of Directors

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.  Our Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Conway, Dr. Grais, Mr. Mitchell, Dr. Hove and Dr. Woosley.  In making this determination, the Board of Directors found that none of the directors or nominees for director had a material or other disqualifying relationship with the Company.  Dr. Bristow, the Company’s President and Chief Executive Officer is not an independent director by virtue of his employment relationship with the Company.

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2016, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at fiscal years ended 2017, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado.  Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2017 and 2016 was approximately $418,000 and $427,000, respectively.

Policies and Procedures for Related Party Transactions

Our Audit Committee reviews and approves all related party transactions.  This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2017 and December 31, 2016, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2017	Fiscal Year Ended 2016
Audit Fees (1)	$193,500	$156,255
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
All Other Fees		-
Total Fees	$193,500	$156,255
(1)

Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2017, and December 31, 2016, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The above services performed by the independent registered public accounting firm were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee.  This policy describes the permitted audit, audit-related, tax, and other services that our independent registered public accounting firm may perform.  The policy also requires that our independent registered public accounting firm provide in writing:

•	an annual description of all relationships between the independent registered public accounting firm and the client that may reasonably be thought to bear on independence;
•	confirm that, in the independent registered public accounting firm’s professional judgment, the independent registered public accounting firm is independent of the client under SEC requirements;
•	discuss with the Audit Committee the independent registered public accounting firm’s independence and the potential effects on its independence of performing any non-audit related services.

The services expected to be performed by our independent registered public accounting firm during the subsequent fiscal year are presented to the Audit Committee for pre-approval.  Any pre-approval must describe, in writing, the particular service or category of services.

Requests for audit, audit-related, tax, and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval.  Generally, pre-approval is considered at the Audit Committee’s regularly scheduled meetings.  However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the chairman of the Audit Committee.  If the chairman is not available, the other two Audit Committee members together have the authority to grant specific pre-approval between meetings.  The chairman or the other members must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

     The Audit Committee pre-approved all audit related services rendered in 2017 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

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

(b)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Warrant to Purchase Stock Agreement, dated August 19, 2008, by and between ARCA biopharma, Inc. and Silicon Valley Bank.	10-K	3/27/2009	4.5
4.3	Amendment No. 1 to Warrant to Purchase Stock Agreement, dated February 19, 2009, by and between ARCA biopharma, Inc. and SVB Financial Group.	10-K	3/27/2009	4.6
4.4	Form of Common Stock Purchase Warrant.	8-K	8/3/2012	4.1
4.5	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.6	Form of Common Stock Purchase Warrant.	8-K	2/1/2013	4.1
4.7	Form of Warrant Agency Agreement by and between ARCA biopharma, Inc. and Computershare Trust Company, N.A. dated May 31, 2013.	S-1/A	5/15/2013	4.1
4.8	Form of Common Stock Purchase Warrant.	S-1/A	5/15/2013	4.3
4.9	Form of Common Stock Purchase Warrant.	8-K	2/4/2014	4.1
4.10	Warrant Agency Agreement by and among ARCA biopharma, Inc., Computershare Inc. and Computershare Trust Company, N.A. dated February 3, 2014.	8-K	2/4/2014	4.2
4.11	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.12	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.13	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.3§	Manufacturing Agreement, dated September 11, 2006, by and between ARCA Discovery, Inc. and Patheon, Inc.	10-Q	5/15/2009	10.10
10.4†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.1
10.5†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.2
10.6†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.3
10.7†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.4
10.8†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.5
10.9†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.6
10.10†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.7
10.11†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.8
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.9
10.13†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.	8-K	1/28/2009	10.10
10.14†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.18†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.19†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.20	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.21†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.22	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.23†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.24†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.25†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.26	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.27	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.28	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
10.29	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated August 21, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
10.30§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.31	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.32	Form of Registration Rights Agreement.	8-K	12/22/2011	10.2
10.33	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.34	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.35	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.36	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.37	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.38	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.39	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.40	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.41	Subscription Agreement.	8-K	2/1/2013	10.1
10.42	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.42(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.43	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.44	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1
10.45	Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective March 2, 2016.	8-K	3/7/2016	10.1
10.46†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.47†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.48†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.49†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.50†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.51†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.52†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.53†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.54	Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 18, 2013.	8-K	4/22/2013	10.1
10.55	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of July 26, 2013.	10-Q	8/13/2013	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.56§	First Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated July 28, 2014.	10-Q	8/13/2014	10.1
10.57§	Second Amendment to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 9, 2014.	10-Q	11/12/2014	10.2
10.58§	Canadian Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated February 4, 2015.	10-K	3/19/2015	10.64
10.59§	European Addendum to Clinical Trial Collaboration Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated September 19, 2016.	10-K	3/21/2017	10.58
10.60§	Amendment to European Addendum to the Clinical Trial Agreement Between Medtronic and ARCA dated July 10, 2017.	10-Q	11/9/2017	10.1
10.61†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.62†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

Date: March 22, 2018

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 22, 2018
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	March 22, 2018
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 22, 2018
Linda Grais
/s/ Raymond Woosley	Director	March 22, 2018
Raymond Woosley
/s/ Robert Conway	Director	March 22, 2018
Robert Conway
/s/ Daniel Mitchell	Director	March 22, 2018
Daniel Mitchell
/s/ Anders Hove	Director	March 22, 2018
Anders Hove