Form 10-Q
period 2018-03-31
ARCA biopharma, Inc.
filed 2018-05-08
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 4, 2018: 13,923,825

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,096	$8,702
Marketable securities	—	3,050
Other current assets	631	547
Total current assets	12,727	12,299
Property and equipment, net	37	42
Other assets	24	24
Total assets	$12,788	$12,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$772	$622
Accrued compensation and employee benefits	239	757
Accrued expenses and other liabilities	708	691
Total current liabilities	1,719	2,070
Deferred rent, net of current portion	15	20
Total liabilities	1,734	2,090
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2018 and December 31, 2017; 13,914,320 and 11,775,062 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	144,776	141,266
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(133,736)	(131,001)
Total stockholders’ equity	11,054	10,275
Total liabilities and stockholders’ equity	$12,788	$12,365

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,720	$3,246
General and administrative	1,053	1,135
Total costs and expenses	2,773	4,381
Loss from operations	(2,773)	(4,381)

Interest and other income	41	45
Interest expense	(3)	(2)
Net loss	$(2,735)	$(4,338)

Change in unrealized loss on marketable securities	2	10
Comprehensive loss	$(2,733)	$(4,328)

Net loss per share:
Basic and diluted	$(0.20)	$(0.48)
Weighted average shares outstanding:
Basic and diluted	13,620,710	9,094,276

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2016	9,082,366	$9	$134,715	$(19)	$(112,511)	$22,194
Issuance of common stock for cash, net of offering costs	2,677,525	3	6,093	—	—	6,096
Issuance of common stock upon vesting of Restricted Stock Units	15,171	—	—	—	—	—
Share-based compensation	—	—	458	—	—	458
Change in unrealized loss on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(18,490)	(18,490)
Balance, December 31, 2017	11,775,062	12	141,266	(2)	(131,001)	10,275
Issuance of common stock for cash, net of offering costs	2,133,828	2	3,413	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	5,430	—	—	—	—	—
Share-based compensation	—	—	97	—	—	97
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(2,735)	(2,735)
Balance, March 31, 2018	13,914,320	$14	$144,776	$—	$(133,736)	$11,054

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,735)	$(4,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	7
Amortization of other assets	—	90
Amortization of premiums and discounts on marketable securities	2	55
Share-based compensation	97	101
Change in operating assets and liabilities:
Other current assets	287	(74)
Accounts payable	(14)	(234)
Accrued compensation and employee benefits	(518)	(478)
Accrued expenses and other liabilities	(196)	527
Net cash used in operating activities	(3,071)	(4,344)
Cash flows from investing activities:
Purchases of property and equipment	(1)	—
Purchases of marketable securities	—	(1,542)
Proceeds from maturities of marketable securities	3,050	4,550
Net cash provided by investing activities	3,049	3,008
Cash flows from financing activities:
Proceeds from the issuance of common stock	3,532	210
Common stock offering costs	(116)	(105)
Net cash provided by financing activities	3,416	105
Net increase (decrease) in cash and cash equivalents	3,394	(1,231)
Cash and cash equivalents, beginning of period	8,702	7,401
Cash and cash equivalents, end of period	$12,096	$6,170
Supplemental cash flow information:
Interest paid	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$311	$256
Proceeds receivable from the issuance of common stock	$—	$11
Common stock offering costs accrued but not yet paid	$1	$47
Change in unrealized loss on marketable securities	$2	$10

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

In February 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients.

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study was time to recurrent AF/atrial flutter (AFL), or all-cause mortality.  The Company reported top-line Phase 2B data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate.  An End-of-Phase 2 meeting is scheduled with the U.S. Food and Drug Administration (FDA) for the last week of June 2018 to review the GENETIC-AF Phase 2 data and to discuss potential future development plans for Gencaro.  The meeting is expected to guide potential next steps in Gencaro development.

In the first quarter of 2018, ARCA initiated Investigational New Drug enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

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

The Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through the end of 2018.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro or any other product candidates.  If the Company is delayed in completing or is unable to complete additional financing and/or a strategic transaction, the Company may discontinue its development activities or operations.

Due to the current status of the Gencaro development program, the current amount of cash and cash equivalents held, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives through the end of 2018, and the uncertainty of the Company’s ability to raise a significant amount of capital, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued.  The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results expected for the full year ending December 31, 2018.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 as of January 1, 2018, had no impact to our financial statements and related disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. As of the adoption date of January 1, 2018, through March 31, 2018, the Company did not hold any such securities.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this guidance January 1, 2018.  There have been no modifications of any share-based payment awards in 2018. Therefore, there was no impact on the financial statements and related disclosures.

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

Because the Company reported a net loss for the three months ended March 31, 2018 and 2017, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2018	2017
Potentially dilutive securities, excluded:
Outstanding stock options	641,933	826,617
Unvested restricted stock units	9,738	24,905
Warrants to purchase common stock	3,623,600	3,686,894
	4,275,271	4,538,416

(3) Marketable Securities and Fair Value Disclosures

There were no marketable securities as of March 31, 2018.  Marketable securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$3,052	$—	$(2)	$3,050
Total	$3,052	$—	$(2)	$3,050

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2018
Money market	$12,035	$12,035	$—	$—
Total	$12,035	$12,035	$—	$—

December 31, 2017
Money market	$8,189	$8,189	$—	$—
Corporate bonds	3,725	—	3,725	—
Total	$11,914	$8,189	$3,725	$—

As of March 31, 2018 and December 31, 2017, the Company had $12.0 million and $8.9 million, respectively, of cash equivalents consisting of money market funds and commercial paper with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the three-month period ended March 31, 2018.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2018	December 31, 2017
Computer equipment	3 years	$75	$74
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	85	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		444	443
Accumulated depreciation and amortization		(407)	(401)
Property and equipment, net		$37	$42

For the three months ended March 31, 2018 and 2017, depreciation and amortization expense was $6,000 and $7,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2018 and 2017 was $90,000 and $103,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2018 (in thousands):

Remainder of 2018	$66
2019	83
Total future minimum lease payments	$149

Rent expense for the three months ended March 31, 2018 and 2017 was $21,000 and $21,000, respectively.

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

In October 2017, the Company entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc. (Aeolus) pursuant to which the Company acquired Aeolus’ minority membership interest in CPEC.  The transaction effectively bought out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations that could be payable by the Company, if Gencaro receives regulatory approval and is commercialized.  As a result of this transaction, the Company, together with Endo Pharmaceuticals, Inc., indirectly have the rights to the Gencaro program, discussed above.  The acquisition cost of this interest did not have a material impact on the Company’s financial statements.

(7) Equity Financings and Warrants

At the Market Equity Financing

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

The Company paid JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares and agreed to provide JonesTrading with customary indemnification and contribution rights. The Company will also reimburse JonesTrading for certain specified expenses in connection with entering into and amending the Sales Agreement.

Under this Sales Agreement, the Company sold an aggregate of 4,811,353 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for aggregate gross proceeds of approximately $10.1 million and net proceeds received were approximately $9.5 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  As of March 31, 2018, the Company had sold all shares available under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of March 31, 2018, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2018	953,745	$11.60
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	3,623,600	$8.26

(8) Share-based Compensation

For the three month periods ended March 31, 2018 and 2017, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$38	$36
General and administrative	59	65
Total	$97	$101

Stock option transactions for the three month period ended March 31, 2018 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2017	611,975	$6.00	8.14
Granted	40,000	0.72
Exercised	—	—
Forfeited and cancelled	(10,042)	7.54
Options outstanding at March 31, 2018	641,933	$5.65	7.95
Options exercisable at March 31, 2018	393,106	$7.51	7.41
Options vested and expected to vest	641,374	$5.65	7.95

Stock award transactions related to restricted stock units for the three month period ended March 31, 2018 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2017	15,168	$7.94
Granted	—	—
Vested and released	(5,430)	13.65
Forfeited and cancelled	—	—
Restricted stock units outstanding at March 31, 2018	9,738	$4.75

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro™ (bucindolol hydrochloride), our lead product candidate, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, a thiol-substituted isosorbide mononitrate, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2017, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

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

In February 2018, we reported the results of our Phase 2B clinical superiority trial, known as GENETIC-AF, in which we evaluated Gencaro for the treatment and prevention of AF in patients with HFrEF.  The GENETIC-AF trial only enrolled patients with the beta‑1 389 arginine homozygous genotype.  In our trial, HFrEF is defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.  Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). In U.S. patients (127 of 267 total patients), a trend for potential benefit in favor of Gencaro (approximately 30% risk reduction over TOPROL-XL), was observed for the primary endpoint of time to recurrence of AF. Additionally, in U.S. patients, Gencaro demonstrated a trend for potential benefit in favor of Gencaro (approximately 25% risk reduction over TOPROL-XL) in a subset of patients who underwent continuous heart rhythm monitoring with Medtronic implanted devices. Safety data indicated that Gencaro was generally safe and well-tolerated in the AF/HF population investigated with a safety profile similar to TOPROL-XL.

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

In all patients, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (143 total events, hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]), which was associated with a PPoS of 14%. In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for potential benefit in favor of Gencaro over TOPROL-XL was observed (73 events, hazard ratio 0.70, [95% confidence interval: 0.41, 1.19]), with a PPoS of 61%, which was greater than the prespecified criteria set by us to proceed to Phase 3 development. We believe the difference in treatment effects between the overall and U.S. patient cohorts was primarily due to results in two non-U.S. countries exhibiting hazard ratios >1.0. Further analysis of the GENETIC‑AF trial data indicates the regional heterogeneity observed may be attributable to differences in baseline characteristics of enrolled patients, specifically differences in their underlying disease progression leading to the development of AF.  We believe the U.S. results in GENETIC-AF are supportive of the prior heart failure study of Gencaro where, in a similar patient population, Gencaro indicated potential efficacy in treating atrial fibrillation and improving heart failure outcomes. Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro may be justified using entry criteria modeled on the United States and other patients in the trial that showed evidence of benefit from Gencaro compared to TOPROL-XL.

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

An End-of-Phase 2 meeting is scheduled with the U.S. Food and Drug Administration, or the FDA, for the last week of June 2018 to review the GENETIC-AF Phase 2 data and to discuss potential future development plans for Gencaro.  Within 30 days following the meeting, the FDA will provide written minutes of the meeting to confirm the discussions.  We plan to provide an update on Gencaro future development plans subsequent to receiving the FDA meeting minutes. The meeting is expected to guide potential next steps in Gencaro development.  Any future development of Gencaro is dependent on obtaining additional financing or entering into a strategic collaboration.

Our current development of Gencaro is, in part, based on a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta‑1 389 arginine homozygous genotype.  In 2015, the FDA designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.

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

AF is considered an epidemic cardiovascular disease and a major public health burden.  The estimated number of individuals with AF globally in 2015 was 33.3 million. According to the 2017 American Heart Association report on Cardiovascular Disease, approximately 5.2 million people in the United States had AF in 2015.  Hospitalization rates for AF increased by 23% among U.S. adults from 2000 to 2010 and hospitalizations account for the majority of the economic cost burden associated with AF.  In a global registry of AF patients, the rates of heart failure (of all types) ranged from 33% in patients with paroxysmal (episodes lasting 7 days or less) to 56% in patients with permanent AF.

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

Medtronic, Inc., or Medtronic, a global healthcare solutions company, collaborated with us on the GENETIC-AF trial in supporting our AF burden substudy. The collaboration was administered by a joint ARCA-Medtronic committee. Medtronic used its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices.  The AF burden data was used by the DSMB as part of the interim analysis. In April 2018, Medtronic and ARCA agreed to extend the current U.S., Canadian and European Clinical Trial Collaboration Agreement for an additional year.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

In the first quarter of 2018, ARCA initiated Investigational New Drug enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

Our GENETIC-AF Phase 2B trial was completed in February 2018 and we believe our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of 2018.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended March 31, 2018 was $1.7 million compared to $3.2 million for the corresponding period of 2017, a decrease of approximately $1.5 million.

Clinical expense decreased approximately $1.4 million for the three months ended March 31, 2018, as compared to the corresponding period of 2017.  The decrease in costs were related to our GENETIC-AF clinical trial, completed in 2017.

Manufacturing process development costs decreased approximately $0.2 million for the three months ended March 31, 2018, as compared to the corresponding period of 2017.  The decrease was a result of decreased of production of clinical trial materials used in our GENETIC-AF clinical trial, completed in 2017.

We expect R&D expense in 2018 to be lower than 2017 as our GENETIC-AF clinical trial has been completed.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were relatively unchanged at $1.1 million for both the three months ended March 31, 2018 and 2017.  The $82,000 decrease for the three-month period was comprised primarily of decreased consulting costs, professional fees and travel costs in 2018, as compared to the corresponding period in 2017.

G&A expenses in 2018 are expected to be consistent with those in 2017 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $41,000 and $45,000 in the three months ended March 31, 2018 and 2017, respectively.  We expect interest income to be lower in 2018 than in 2017, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $3,000 and $2,000 in the three months ended March 31, 2018 and 2017, respectively.  Based on our current capital structure, interest expense for the remainder of 2018 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$12,096	$8,702
Marketable securities, short-term	—	3,050
Cash, cash equivalents and marketable securities	$12,096	$11,752

As of March 31, 2018, we had total cash, cash equivalents and marketable securities of $12.1 million, as compared to $11.8 million as of December 31, 2017.  The net increase of $0.3 million during this three-month period reflects the net proceeds of $3.4 million from the issuance of common stock, offset by $3.1 million of cash used to fund operating activities during the three months ended March 31, 2018.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,071)	$(4,344)
Investing activities	3,049	3,008
Financing activities	3,416	105
Net increase (decrease) in cash and cash equivalents	$3,394	$(1,231)

Net cash used in operating activities for the three months ended March 31, 2018 decreased $1.3 million compared with the same period in 2017.  This was primarily due to lower outflows related to a lower net loss in 2018, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities and $1,000 for the purchase of property and equipment.  Net cash provided by investing activities for the three months ended March 31, 2017 was $3.0 million, consisting of $4.6 million of proceeds from the maturities of marketable securities, offset by $1.5 million for the purchases of marketable securities.

Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2018 representing net proceeds from our “at the market” equity offering executed in January 2017.  Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2017 representing net proceeds from our “at the market” equity offering executed in January 2017.   As of March 31, 2018, we have sold all shares available under our prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this agreement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.”  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million. Net proceeds received pursuant to the sales agreement were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus and do not currently anticipate making any additional sales under this agreement.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2017 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

We believe our cash and cash equivalents balance as of March 31, 2018 will be sufficient to fund our operations, at our projected cost structure, through the end of 2018.  Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management, as of March 31, 2018 and December 31, 2017, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2017, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three months ended March 31, 2018 and our audited financial statements for the fiscal year ended December 31, 2017 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of March 31, 2018, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2017, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of March 31, 2018 will be sufficient to fund our operations, at our projected cost structure, through the end of 2018. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.  We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014.  Enrollment was completed in August 2017 having randomized 267 HFrEF patients with AF.  The Phase 2B trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We expect to meet with the FDA in the last week of June 2018 to review our GENETIC-AF Phase 2 data and to discuss potential future development plans for Gencaro.  This meeting with the FDA, if and when it occurs, may not leave us with an economical path forward to continue the development of Gencaro.

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

We have received three potential delisting notices from Nasdaq since 2012.  In 2012, 2015 and April 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days.  We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012 and 2015 notices, effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015.  On April 11, 2018, we received notification from Nasdaq, or the Notice, of potential delisting of our shares from The Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days.  Nasdaq rules provide for a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  If our stock does not trade above these levels, we may seek to execute a reverse split of our common stock in 2018 in order to regain compliance.  However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. We cannot provide any assurance when or if the closing bid price of our common stock will again be greater than $1.00. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of May 4, 2018, the closing price of our common stock was $0.504 per share, and the total market value of our listed securities was approximately $7.0 million. As of March 31, 2018, we had stockholders’ equity of $11.1 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2018, we had approximately 13.9 million shares of common stock outstanding, 20% of which is approximately 2.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.”  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million.  Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

Gencaro or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of Gencaro or our other product candidates will depend on a number of factors, such as its effectiveness and tolerability, as compared with competitive drugs. For instance, the top-line results of our Phase 2B GENETIC-AF clinical trial indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL‑XL). If our future clinical trials in Gencaro do not show that Gencaro has a clear therapeutic benefit as compared to other drugs in the beta-blocker class currently on the market, then prescribers may be unlikely to prescribe Gencaro to patients, even if approved. Also, prevalence and severity of side-effects could negatively affect market acceptance of Gencaro or our other product candidates. Failure to achieve market acceptance of Gencaro would significantly harm our business.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2018, approximately 13.9 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2018, approximately 3.6 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2018, there were approximately 652,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2018 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1	Letter Agreement between ARCA biopharma, Inc. and Medtronic, Inc. dated as of April 17, 2018.	8-K	4/23/2018	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: May 8, 2018