Form 10-Q
period 2018-06-30
ARCA biopharma, Inc.
filed 2018-08-09
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On August 7, 2018: 13,923,825

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,635	$8,702
Marketable securities	—	3,050
Other current assets	375	547
Total current assets	10,010	12,299
Property and equipment, net	33	42
Other assets	24	24
Total assets	$10,067	$12,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406	$622
Accrued compensation and employee benefits	134	757
Accrued expenses and other liabilities	520	691
Total current liabilities	1,060	2,070
Deferred rent, net of current portion	9	20
Total liabilities	1,069	2,090
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2018 and December 31, 2017; 13,923,825 and 11,775,062 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	144,836	141,266
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(135,852)	(131,001)
Total stockholders’ equity	8,998	10,275
Total liabilities and stockholders’ equity	$10,067	$12,365

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,154	$4,508	$2,874	$7,754
General and administrative	1,002	1,051	2,055	2,186
Total costs and expenses	2,156	5,559	4,929	9,940
Loss from operations	(2,156)	(5,559)	(4,929)	(9,940)

Interest and other income	43	39	84	84
Interest expense	(3)	(2)	(6)	(4)
Net loss	$(2,116)	$(5,522)	$(4,851)	$(9,860)

Change in unrealized loss on marketable securities	—	4	2	14
Comprehensive loss	$(2,116)	$(5,518)	$(4,849)	$(9,846)

Net loss per share:
Basic and diluted	$(0.15)	$(0.59)	$(0.35)	$(1.07)
Weighted average shares outstanding:
Basic and diluted	13,923,512	9,324,822	13,772,947	9,210,186

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2016	9,082,366	$9	$134,715	$(19)	$(112,511)	$22,194
Issuance of common stock for cash, net of offering costs	2,677,525	3	6,093	—	—	6,096
Issuance of common stock upon vesting of Restricted Stock Units	15,171	—	—	—	—	—
Share-based compensation	—	—	458	—	—	458
Change in unrealized loss on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(18,490)	(18,490)
Balance, December 31, 2017	11,775,062	12	141,266	(2)	(131,001)	10,275
Issuance of common stock for cash, net of offering costs	2,133,828	2	3,413	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	14,935	—	—	—	—	—
Share-based compensation	—	—	157	—	—	157
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(4,851)	(4,851)
Balance, June 30, 2018	13,923,825	$14	$144,836	$—	$(135,852)	$8,998

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,851)	$(9,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	14
Amortization of other assets	—	179
Amortization of premiums and discounts on marketable securities	2	91
Share-based compensation	157	220
Change in operating assets and liabilities:
Other current assets	483	102
Accounts payable	(217)	(141)
Accrued compensation and employee benefits	(623)	(578)
Accrued expenses and other liabilities	(287)	671
Net cash used in operating activities	(5,325)	(9,302)
Cash flows from investing activities:
Purchases of property and equipment	(1)	(2)
Purchases of marketable securities	—	(2,039)
Proceeds from maturities of marketable securities	3,050	11,150
Net cash provided by investing activities	3,049	9,109
Cash flows from financing activities:
Proceeds from the issuance of common stock	3,532	2,284
Common stock offering costs	(117)	(221)
Repayment of principal on vendor finance agreement	(206)	(170)
Net cash provided by financing activities	3,209	1,893
Net increase in cash and cash equivalents	933	1,700
Cash and cash equivalents, beginning of period	8,702	7,401
Cash and cash equivalents, end of period	$9,635	$9,101
Supplemental cash flow information:
Interest paid	$6	$4
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$105	$86
Purchases of property and equipment in accounts payable	$1	$—
Proceeds receivable from the issuance of common stock	$—	$(198)
Common stock offering costs accrued but not yet paid	$—	$82
Change in unrealized loss on marketable securities	$2	$14

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

In February 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The planned development program of Gencaro is, in part, based on the results of our completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients.

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 patients. Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  The primary endpoint of the study was time to recurrent AF, atrial flutter, or all-cause mortality.  The Company reported top-line Phase 2B data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate.  In July 2018, the Company received guidance from the U.S. Food and Drug Administration (FDA) following an End-of-Phase 2 meeting regarding the Phase 3 program for ARCA’s pharmacologically unique beta-blocker Gencaro as a potential genetically-targeted treatment for AF patients with HF.  Based on review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF.  The Company, in consultation with the FDA, has established key elements of the Phase 3 clinical trial needed to support a potential New Drug Application (NDA), details of which are planned to be confirmed via the FDA Special Protocol Assessment (SPA) process.  The Company anticipates submitting for the SPA in the third quarter of 2018.

In the first half of 2018, ARCA initiated Investigational New Drug enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

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

The Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through the end of the first quarter of 2019.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro or any other product candidates.  If the Company is delayed in completing or is unable to complete additional financing and/or a strategic transaction, the Company may discontinue its development activities or operations.

Due to the current status of the Gencaro development program, the current amount of cash and cash equivalents held, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives, and the uncertainty of the Company’s ability to raise a significant amount of capital, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued.  The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results expected for the full year ending December 31, 2018.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. As of the adoption date of January 1, 2018, through June 30, 2018, the Company did not hold any such securities.

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

Because the Company reported a net loss for the three and six months ended June 30, 2018 and 2017, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2018	2017
Potentially dilutive securities, excluded:
Outstanding stock options	625,399	821,625
Unvested restricted stock units	233	15,401
Warrants to purchase common stock	2,670,014	3,657,132
	3,295,646	4,494,158

(3) Marketable Securities and Fair Value Disclosures

There were no marketable securities as of June 30, 2018.  Marketable securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$3,052	$—	$(2)	$3,050
Total	$3,052	$—	$(2)	$3,050

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2018
Money market	$9,559	$9,559	$—	$—
Total	$9,559	$9,559	$—	$—

December 31, 2017
Money market	$8,189	$8,189	$—	$—
Corporate bonds	3,725	—	3,725	—
Total	$11,914	$8,189	$3,725	$—

As of June 30, 2018 and December 31, 2017, the Company had $9.6 million and $8.9 million, respectively, of cash equivalents consisting of money market funds and commercial paper with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the six-month period ended June 30, 2018.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2018	December 31, 2017
Computer equipment	3 years	$65	$74
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	82	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		431	443
Accumulated depreciation and amortization		(398)	(401)
Property and equipment, net		$33	$42

For the six months ended June 30, 2018 and 2017, depreciation and amortization expense was $11,000 and $14,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2018 and 2017 was $184,000 and $207,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of June 30, 2018 (in thousands):

Remainder of 2018	$44
2019	83
Total future minimum lease payments	$127

Rent expense for the six months ended June 30, 2018 and 2017 was $41,000 and $41,000, respectively.

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

Under this Sales Agreement, the Company sold an aggregate of 4,811,353 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for aggregate gross proceeds of approximately $10.1 million and net proceeds received were approximately $9.5 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  As of June 30, 2018, the Company had sold all shares available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of June 30, 2018, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2018	159	$818.23
2019	224,323	15.73
2020	44,299	15.96
2022	2,401,233	6.10
	2,670,014	$7.12

(8) Share-based Compensation

For the three and six month periods ended June 30, 2018 and 2017, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$28	$44	$66	$80
General and administrative	32	75	91	140
Total	$60	$119	$157	$220

Stock option transactions for the six month period ended June 30, 2018 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2017	611,975	$6.00	8.14
Granted	40,000	0.72
Exercised	—	—
Forfeited and cancelled	(26,576)	4.58
Options outstanding at June 30, 2018	625,399	$5.73	7.53
Options exercisable at June 30, 2018	428,387	$7.07	7.08
Options vested and expected to vest	625,036	$5.73	7.53

Stock award transactions related to restricted stock units for the six month period ended June 30, 2018 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2017	15,168	$7.94
Granted	—	—
Vested and released	(14,935)	7.98
Forfeited and cancelled	—	—
Restricted stock units outstanding at June 30, 2018	233	$5.23

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro™ (bucindolol hydrochloride), our lead product candidate, the submission or potential approval of any Special Protocol Assessment, or SPA, application we may submit to the U.S. Food and Drug Administration, or the FDA, potential future development plans for Gencaro, including any plans regarding a Phase 3 clinical trial related thereto, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, a thiol-substituted isosorbide mononitrate, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2017, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with chronic heart failure with reduced left ventricular ejection fraction, or HFrEF, who also have atrial fibrillation, or AF, or at risk of developing AF.  HFrEF constitutes an estimated 50-60% of the total heart failure, or HF, population, with the remainder comprised of HF with preserved ejection fraction, or HFpEF.  We believe that Gencaro’s efficacy is enhanced in a specific genotype that we estimate is present in approximately fifty percent of the general population in North America and Europe, and can be identified by a genetic test. We believe that with this genetic test, we may be able to predict individual patient response to Gencaro, potentially improving the efficacy of treatment for AF in HFrEF patients with this particular genotype.  We believe that Gencaro, if approved, could potentially be a safer and more effective therapy for treating or preventing AF in patients with HFrEF and could be the first genetically-targeted AF treatment.  We also believe that Gencaro may have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

In February 2018, we reported the results of our Phase 2B clinical superiority trial, known as GENETIC-AF, in which we evaluated Gencaro for the treatment and prevention of AF in patients with HFrEF.  The GENETIC-AF trial only enrolled patients with the beta‑1 389 arginine homozygous genotype.  In our trial, HFrEF was defined as a left ventricular ejection fraction, or LVEF, of less than 50%.  GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF, atrial flutter, or AFL, or all-cause mortality, or ACM.  Eligible patients had HFrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via Medtronic implanted loop recorders or other Medtronic implanted therapeutic devices to evaluate daily AF burden, or AFB. AFB was defined as the amount of time per day a patient experienced AF, as measured by an implanted therapeutic device. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence.

In all patients, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (143 total events, hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]). In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for benefit in favor of Gencaro over TOPROL-XL was observed (73 events, hazard ratio 0.70, [95% confidence interval: 0.41, 1.19]). We believe the difference in treatment effects between the overall and U.S. patient cohorts was primarily due to differences in baseline characteristics of enrolled patients in some ex-U.S. regions.  Specifically, we believe that patients who had AF secondary to an underlying HF pathophysiology showed evidence of superior benefit when treated with Gencaro compared to TOPROL-XL; whereas, patients who had long-standing AF prior to the development of asymptomatic/mild HF did not appear to show benefit when treated with Gencaro.  The GENETIC-AF results in the United States were consistent with what had been observed in the pharmacogenetic substudy of the BEST heart failure trial, taking into account that BEST was placebo controlled and GENETIC-AF was Gencaro versus an active comparator.  The primary endpoint results described above were determined by intermittent, clinic-based heart rhythm monitoring. However, a subset of patients (N=69) also underwent continuous heart rhythm monitoring with Medtronic implanted therapeutic devices to determine AF recurrence based on AFB, a method that can identify AF with more certainty than intermittent clinic-based monitoring. In this substudy, Gencaro demonstrated trends for benefit compared to TOPROL-XL in the overall substudy population (25% risk reduction) and in the U.S. substudy population (51% risk reduction) for the endpoint of time to AF recurrence.  Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro is justified using entry criteria that identify patients who likely have AF driven by their underlying HF.

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

In July 2018, we received guidance from the U.S. Food and Drug Administration, or the FDA, following an End-of-Phase 2 meeting regarding the Phase 3 program for our pharmacologically unique beta-blocker Gencaro as a potential genetically-targeted treatment for AF patients with HF.  Based on review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF.  We, in consultation with the FDA, have established key elements of the Phase 3 clinical trial needed to support a potential New Drug Application, or NDA, details of which are planned to be confirmed via the FDA SPA process.  In 2015, the FDA designated the investigation of Gencaro for the prevention of AF in a genetically targeted heart failure population (HF patients with reduced LVEF) as a Fast Track development program.  As the Gencaro program is potentially the first genetically-targeted cardiovascular therapy, the FDA suggested we submit a SPA application, which we anticipate submitting in the third quarter of 2018.  Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing or entering into a strategic collaboration.

Our proposed Phase 3 development program of Gencaro is, in part, based on the results from our completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta‑1 389 arginine homozygous genotype.

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

We believe that data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HFrEF patients.  A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004).  In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis.  In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF.  Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-blocker in reducing major HF events in HFrEF patients with permanent AF.  The beta-1 389 arginine homozygous genotype was present in about 50% of the patients screened and all enrolled patients in the GENETIC-AF trial and 47% of the patients in the BEST pharmacogenetic substudy.  We estimate it is present in about 50% of the North American and European general populations.

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

Medtronic, Inc., or Medtronic, a global healthcare solutions company, collaborated with us on the GENETIC-AF trial in supporting our AFB substudy. The collaboration was administered by a joint ARCA-Medtronic committee. Medtronic used its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices.  The AFB data was used by the DSMB as part of the interim analysis. In April 2018, Medtronic and ARCA agreed to extend the current U.S., Canadian and European Clinical Trial Collaboration Agreement for an additional year.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing.  We believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop, into approximately 2030 or 2031 in the United States, Europe and other markets.

In the first half of 2018, ARCA initiated Investigational New Drug enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

Our GENETIC-AF Phase 2B trial was completed in February 2018 and we believe our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2019.  However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended June 30, 2018 was $1.2 million compared to $4.5 million for the corresponding period of 2017, a decrease of approximately $3.4 million.   R&D expense for the six months ended June 30, 2018 was $2.9 million compared to $7.8 million for the corresponding period of 2017, a decrease of approximately $4.9 million.

Clinical expense decreased approximately $2.2 million for the three months and $3.6 million for the six months ended June 30, 2018, as compared to the corresponding periods of 2017.  The decrease in costs were related to our GENETIC-AF clinical trial, completed in 2017.

Manufacturing process development costs decreased approximately $1.1 million for the three months and $1.2 million for the six months ended June 30, 2018, as compared to the corresponding periods of 2017.  The decreases were a result of decreased of production of clinical trial materials used in our GENETIC-AF clinical trial, completed in 2017.

We expect R&D expense in 2018 to be lower than 2017 as our GENETIC-AF clinical trial has been completed.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses for the three months ended June 30, 2018 were relatively unchanged at $1.0 million compared to $1.1 million for the corresponding period of  2017.  G&A expenses for the six months ended June 30, 2018 were relatively unchanged at $2.1 million compared to $2.2 million for the corresponding periods of 2017.  The $49,000 decrease for the three-month period and $131,000 decrease for the six-month periods were comprised primarily of decreased non-cash stock-based compensation expense, consulting costs, professional fees and travel costs in 2018, as compared to the corresponding period in 2017.

G&A expenses in 2018 are expected to be consistent with those in 2017 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $43,000 and $39,000 in the three months ended June 30, 2018 and 2017, respectively.  Interest and other income was $84,000 in both the six months ended June 30, 2018 and 2017.  We expect interest income to be lower in 2018 than in 2017, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $3,000 and $2,000 in the three months ended June 30, 2018 and 2017, respectively.  Interest expense was $6,000 and $4,000 in the six months ended June 30, 2018 and 2017, respectively.  Based on our current capital structure, interest expense for the remainder of 2018 is expected to be negligible.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$9,635	$8,702
Marketable securities, short-term	—	3,050
Cash, cash equivalents and marketable securities	$9,635	$11,752

As of June 30, 2018, we had total cash, cash equivalents and marketable securities of $9.6 million, as compared to $11.8 million as of December 31, 2017.  The net decrease of $2.1 million during this six-month period primarily reflects the net proceeds of $3.4 million from the issuance of common stock, offset by $5.3 million of cash used to fund operating activities during the six months ended June 30, 2018.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,325)	$(9,302)
Investing activities	3,049	9,109
Financing activities	3,209	1,893
Net increase in cash and cash equivalents	$933	$1,700

Net cash used in operating activities for the six months ended June 30, 2018 decreased $4.0 million compared with the same period in 2017.  This was primarily due to lower outflows related to a lower net loss in 2018, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the six months ended June 30, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities and $1,000 for the purchase of property and equipment.  Net cash provided by investing activities for the six months ended June 30, 2017 was $9.1 million, consisting of $11.2 million of proceeds from the maturities of marketable securities, offset by $2.0 million for the purchases of marketable securities and $2,000 for the purchase of property and equipment.

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2018 representing net proceeds from our “at the market” equity offering executed in January 2017, less approximately $0.2 million of payments on a vendor financing arrangement.  Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2017 representing $2.1 million of net proceeds from our “at the market” equity offering executed in January 2017, less approximately $0.2 million of payments on a vendor financing arrangement.   As of June 30, 2018, we have sold all shares available for this offering under our prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this agreement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.”  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million. Net proceeds received pursuant to the sales agreement were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available for this offering under the prospectus to our registration statement on Form S-3 (No. 333-217459) and do not currently anticipate making any additional sales under this agreement.

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

We believe that our current cash and cash equivalents will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2019.  However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially.  We will need to raise additional capital to fund future operations and any additional development of Gencaro or any other product candidates.  Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

We believe our cash and cash equivalents balance as of June 30, 2018 will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2019.  Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management, as of June 30, 2018 and December 31, 2017, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2017, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the six months ended June 30, 2018 and our audited financial statements for the fiscal year ended December 31, 2017 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of June 30, 2018, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2017, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of June 30, 2018 will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2019. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.  We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014.  Enrollment was completed in August 2017 having randomized 267 HFrEF patients with AF.  The Phase 2B trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We received guidance from the FDA following an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro as a potential genetically-targeted treatment for AF patients with HF.  We, in consultation with the FDA, have established key elements of the Phase 3 clinical trial needed to support a potential NDA, details of which are planned to be confirmed via the FDA SPA process.  As the Gencaro program is developing potentially the first genetically-targeted cardiovascular therapy, the FDA has suggested we submit a SPA application, which we anticipate submitting in the third quarter of 2018.  Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing or entering into a strategic collaboration.

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

We intend to request a SPA from the FDA relating to our planned Phase 3 program for Gencaro, and we cannot guarantee that the FDA will issue an agreement on the SPA. Even if we do obtain the FDA’s agreement, a SPA would not guarantee approval of Gencaro or any other particular outcome from regulatory review.

Following our End-of-Phase 2 meeting with the FDA, we intend to request agreement from the FDA under a SPA for our planned Phase 3 clinical trial of Gencaro. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

However, a SPA agreement does not guarantee approval of a product candidate, even if the trial is conducted in accordance with the protocol. Moreover, even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

There is no assurance that the FDA will agree with the design and size of any Phase 3 clinical program for which we request a SPA. Even if we do obtain agreement on a SPA, we cannot assure you that our planned Phase 3 clinical trial will succeed, will be deemed binding by the FDA under a SPA, if granted, or will result in any FDA approval for Gencaro. Moreover, if the FDA revokes or alters its agreement under an SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations

If we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a material adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

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

We have received three potential delisting notices from Nasdaq since 2012.  In 2012, 2015 and April 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days.  We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012 and 2015 notices, effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015.  On April 11, 2018, we received notification from Nasdaq, or the Notice, of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days.  Nasdaq rules provide for a 180 calendar day grace period from the date of the Notice to regain compliance by meeting the continued listing standard. The continued listing standard would be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period.  If our stock does not trade above these levels, we may seek to execute a reverse split of our common stock in order to regain compliance.  However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. We cannot provide any assurance when or if the closing bid price of our common stock will again be greater than $1.00. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of August 7, 2018, the closing price of our common stock was approximately $0.69 per share, and the total market value of our listed securities was approximately $9.7 million. As of June 30, 2018, we had stockholders’ equity of $9.0 million.

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

The GENETIC-AF clinical trial required that we identify and enroll a large number of patients with the condition under investigation and the trial enrolled only those patients having a specific genotype, and certain patients who have or are willing to have a Medtronic device implanted for monitoring and recording AFB data. Because of the rigorous enrollment criteria, our clinical trial timelines were delayed from our original projections. We anticipate that any future Phase 3 clinical trial of Gencaro may have similar enrollment criteria, and we cannot guarantee that we will not have similar issues in any future clinical trials.

Our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain regulatory approvals necessary to sell them.

We will receive regulatory approval for our product candidates only if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any current or future clinical trials for Gencaro or any other product candidate will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

For example, GENETIC-AF was designed as an adaptive trial. The DSMB conducted a pre-specified interim analysis of study endpoints for efficacy, safety and futility.  Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B trial with no changes to the trial design, rather than transition GENETIC-AF to a Phase 3 trial.  In February 2018, we announced top-line results of the Phase 2B trial, which indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). We have not determined if these results of GENETIC-AF, and cannot predict if the results from a future Phase 3 clinical trial, even with a SPA, would allow us to obtain regulatory approval for Gencaro.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trials and therefore will rely on third parties to conduct certain aspects of any future clinical trials. We previously contracted with a CRO to conduct components of our GENETIC-AF trial and anticipate contracting with a CRO to conduct components of any future clinical trial for Gencaro or any future clinical trials for our other product candidates. As a result, we will have less control over many details and steps of any trial, the timing and completion of any trial, the required reporting of adverse events and the management of data developed through any trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making any change may be costly and may delay ongoing trials, if any, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We may be limited in our ability to access sufficient funding through a public or private equity or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2018, we had approximately 13.9 million shares of common stock outstanding, 20% of which is approximately 2.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.”  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million.  Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2017, our research and development activities were dedicated to Gencaro.  To date, our research and development activities in 2018 have been, and we expect they will continue to be for the remainder of 2018, focused on regulatory activities related to Gencaro and initiating IND-enabling development activities with AB171. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the Tax Cuts and Jobs Act) which includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from U.S. taxing authorities and as a result, the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

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

EU General Data Protection Regulation which was officially adopted in April 2016 and was applicable in May 2018, and member state implementing legislation, may also apply to health-related and other personal information obtained outside of the United States. The EU General Data Protection Regulation, which introduced new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the EU Data Protection Regulation and national laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2018, approximately 13.9 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2018, approximately 2.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2018, there were approximately 626,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2018 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: August 9, 2018