Form 10-Q
period 2018-09-30
ARCA biopharma, Inc.
filed 2018-11-14
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On November 12, 2018: 13,924,058

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,056	$8,702
Marketable securities	—	3,050
Other current assets	336	547
Total current assets	8,392	12,299
Property and equipment, net	29	42
Other assets	24	24
Total assets	$8,445	$12,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217	$622
Accrued compensation and employee benefits	184	757
Accrued expenses and other liabilities	577	691
Total current liabilities	978	2,070
Deferred rent, net of current portion	4	20
Total liabilities	982	2,090
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2018 and December 31, 2017; 13,923,825 and 11,775,062 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	144,894	141,266
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(137,445)	(131,001)
Total stockholders’ equity	7,463	10,275
Total liabilities and stockholders’ equity	$8,445	$12,365

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$740	$3,488	$3,614	$11,242
General and administrative	922	987	2,977	3,173
Total costs and expenses	1,662	4,475	6,591	14,415
Loss from operations	(1,662)	(4,475)	(6,591)	(14,415)

Interest and other income	40	44	124	128
Interest expense	(2)	(2)	(8)	(6)
Loss before income taxes	(1,624)	(4,433)	(6,475)	(14,293)
Benefit from income taxes	31	—	31	—
Net loss	$(1,593)	$(4,433)	$(6,444)	$(14,293)

Change in unrealized loss on marketable securities	—	2	2	16
Comprehensive loss	$(1,593)	$(4,431)	$(6,442)	$(14,277)

Net loss per share:
Basic and diluted	$(0.11)	$(0.39)	$(0.47)	$(1.43)
Weighted average shares outstanding:
Basic and diluted	13,923,825	11,502,654	13,823,793	9,982,739

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2016	9,082,366	$9	$134,715	$(19)	$(112,511)	$22,194
Issuance of common stock for cash, net of offering costs	85,068	—	69	—	—	69
Issuance of common stock upon vesting of Restricted Stock Units	5,434	—	—	—	—	—
Share-based compensation	—	—	101	—	—	101
Change in unrealized loss on marketable securities	—	—	—	10	—	10
Net loss	—	—	—	—	(4,338)	(4,338)
Balance, March 31, 2017	9,172,868	9	134,885	(9)	(116,849)	18,036
Issuance of common stock for cash, net of offering costs	934,214	1	2,109	—	—	2,110
Issuance of common stock upon vesting of Restricted Stock Units	9,504	—	—	—	—	—
Share-based compensation	—	—	119	—	—	119
Change in unrealized loss on marketable securities	—	—	—	4	—	4
Net loss	—	—	—	—	(5,522)	(5,522)
Balance, June 30, 2017	10,116,586	10	137,113	(5)	(122,371)	14,747
Issuance of common stock for cash, net of offering costs	1,634,158	2	3,915	—	—	3,917
Share-based compensation	—	—	119	—	—	119
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(4,433)	(4,433)
Balance, September 30, 2017	11,750,744	12	141,147	(3)	(126,804)	14,352
Issuance of common stock for cash, net of offering costs	24,085	—	—	—	—	—
Issuance of common stock upon vesting of Restricted Stock Units	233	—	—	—	—	—
Share-based compensation	—	—	119	—	—	119
Change in unrealized loss on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(4,197)	(4,197)
Balance, December 31, 2017	11,775,062	12	141,266	(2)	(131,001)	10,275
Issuance of common stock for cash, net of offering costs	2,133,828	2	3,413	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	5,430	—	—	—	—	—
Share-based compensation	—	—	97	—	—	97
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(2,735)	(2,735)
Balance, March 31, 2018	13,914,320	14	144,776	—	(133,736)	11,054
Issuance of common stock upon vesting of Restricted Stock Units	9,505	—	—	—	—	—
Share-based compensation	—	—	60	—	—	60
Net loss	—	—	—	—	(2,116)	(2,116)
Balance, June 30, 2018	13,923,825	14	144,836	—	(135,852)	8,998
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,593)	(1,593)
Balance, September 30, 2018	13,923,825	$14	$144,894	$—	$(137,445)	$7,463

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,444)	$(14,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	21
Amortization of other assets	—	269
Amortization of premiums and discounts on marketable securities	2	109
Share-based compensation	215	339
Change in operating assets and liabilities:
Other current assets	522	186
Accounts payable	(405)	29
Accrued compensation and employee benefits	(573)	(526)
Accrued expenses and other liabilities	(235)	590
Net cash used in operating activities	(6,901)	(13,276)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(2)
Purchases of marketable securities	—	(5,471)
Proceeds from maturities of marketable securities	3,050	13,650
Net cash provided by investing activities	3,046	8,177
Cash flows from financing activities:
Proceeds from the issuance of common stock	3,532	6,515
Common stock offering costs	(117)	(419)
Repayment of principal on vendor finance agreement	(206)	(256)
Net cash provided by financing activities	3,209	5,840
Net (decrease) increase in cash and cash equivalents	(646)	741
Cash and cash equivalents, beginning of period	8,702	7,401
Cash and cash equivalents, end of period	$8,056	$8,142
Supplemental cash flow information:
Interest paid	$6	$6
Income tax refund received	$31	$—
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$105	$—
Change in unrealized loss on marketable securities	$2	$16

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that ARCA is developing for the potential treatment of heart failure (HF) patients at risk for atrial fibrillation (AF).

In February 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) and mid-range left ventricle ejection fraction (HFmrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug indicated for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The planned development program of Gencaro is, in part, based on the results of our completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients.

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 patients.  The Company reported top-line Phase 2B trial data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate; however, trends for benefit in favor of bucindolol were observed in multiple subpopulations of patients in the trial. Based on these data, the Company believes further clinical development of Gencaro is warranted.  In July 2018, the Company received guidance from the U.S. Food and Drug Administration (FDA) following an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro as a potential genetically-targeted treatment for AF patients with HF with a specific genotype.  Based on review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF.  The Company, in consultation with the FDA, developed key elements of the Phase 3 clinical trial needed to support a potential New Drug Application (NDA), details of which were submitted for evaluation and confirmation via the FDA’s Special Protocol Assessment (SPA) process.  In late October 2018, the Company received a No Agreement letter from the FDA on its SPA.  After further correspondence and following provision of information regarding the SPA, the FDA has agreed to reconsider the SPA request.  To facilitate this process, the Company has requested a meeting with the FDA, which, if granted, is expected to occur in December 2018.  At this time, the Company does not know when the FDA will provide a further decision on its SPA request.

During 2018, ARCA initiated Investigational New Drug enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

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

On April 11, 2018, the Company received notification from Nasdaq of potential delisting of its shares from the Nasdaq Capital Market because the closing bid price of its common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  On October 9, 2018, ARCA received a written notification from NASDAQ granting an additional 180 calendar day period, until April 8, 2019, to regain compliance with the minimum bid price requirement.  The minimum bid price requirement will be met if the Common Stock has a closing bid of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 day period.   If the Company is not able to regain compliance with the closing bid requirement in such period, the Company may be subject to delisting from the Nasdaq Capital Market. If delisted, it could substantially impact the Company’s access to the capital markets, and any limitation on market liquidity or reduction in the price of the common stock as a result of that delisting could adversely affect the Company’s ability to raise capital on acceptable terms, or at all.

On October 18, 2018, the Company held a special meeting of its stockholders, at which stockholders authorized the Company’s board of directors to amend the Company’s restated certificate of incorporation, as amended, to effect a reverse split of the Company’s outstanding common stock, if, in the judgment of the Company’s board of directors, it is deemed necessary to maintain NASDAQ compliance or for other reasons.  The Company’s board of directors has not selected a ratio for the reverse split.

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results expected for the full year ending December 31, 2018.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In July 2018, FASB issued ASU No. 2018‑11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. While the Company is currently evaluating the transition methods and the impact that ASU 2016-02 will have on its financial statements and related disclosures, it is expected that the operating lease commitment discussed in Note 6 will be recognized as operating lease liability and right-of-use asset.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the amendments on the financial statement disclosures. Since the amendments impact only disclosure requirements, the Company does not expect the amendments to have a material impact on thefinancial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements under Regulation S-K and Regulation S-X under the Securities Exchange Act of 1934, as amended, on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The updated disclosures were included in this Quarterly Report on Form 10-Q.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2018 and 2017, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2018	2017
Potentially dilutive securities, excluded:
Outstanding stock options	604,265	820,587
Unvested restricted stock units	233	15,401
Warrants to purchase common stock	2,669,855	3,656,978
	3,274,353	4,492,966

(3) Marketable Securities and Fair Value Disclosures

There were no marketable securities as of September 30, 2018.  Marketable securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term available-for-sale securities:
Corporate bonds	$3,052	$—	$(2)	$3,050
Total	$3,052	$—	$(2)	$3,050

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2018
Money market	$8,078	$8,078	$—	$—
Total	$8,078	$8,078	$—	$—

December 31, 2017
Money market	$8,189	$8,189	$—	$—
Corporate bonds	3,725	—	3,725	—
Total	$11,914	$8,189	$3,725	$—

As of September 30, 2018 and December 31, 2017, the Company had $8.1 million and $8.9 million, respectively, of cash equivalents consisting of money market funds and commercial paper with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers of assets between fair value hierarchy levels during the nine-month period ended September 30, 2018.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2018	December 31, 2017
Computer equipment	3 years	$65	$74
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	83	83
Computer software	3 years	83	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		432	443
Accumulated depreciation and amortization		(403)	(401)
Property and equipment, net		$29	$42

For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was $17,000 and $21,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2018 and 2017 was $274,000 and $301,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2018 (in thousands):

Remainder of 2018	$22
2019	83
Total future minimum lease payments	$105

Rent expense for the nine months ended September 30, 2018 and 2017 was $62,000 and $62,000, respectively.

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

In October 2017, the Company entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc. (Aeolus) pursuant to which the Company acquired Aeolus’ minority membership interest in CPEC.  The transaction effectively bought out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations that could be payable by the Company, if Gencaro receives regulatory approval and is commercialized.  As a result of this transaction, the Company, together with Endo Pharmaceuticals, Inc., indirectly hold the remaining licensee rights of CPEC to certain Gencaro clinical data, discussed above.  The acquisition cost of this interest did not have a material impact on the Company’s financial statements.

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

Under this Sales Agreement, the Company sold an aggregate of 4,811,353 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for aggregate gross proceeds of approximately $10.1 million and net proceeds received were approximately $9.5 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.  As of September 30, 2018, the Company had sold all shares available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of September 30, 2018, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2019	224,323	$15.73
2020	44,299	15.96
2022	2,401,233	6.10
	2,669,855	$7.07

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2018 and 2017, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$26	$44	$92	$124
General and administrative	32	75	123	215
Total	$58	$119	$215	$339

Stock option transactions for the nine month period ended September 30, 2018 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2017	611,975	$6.00	8.14
Granted	40,000	0.72
Exercised	—	—
Forfeited and cancelled	(47,710)	8.37
Options outstanding at September 30, 2018	604,265	$5.47	7.54
Options exercisable at September 30, 2018	447,317	$6.50	7.29
Options vested and expected to vest	604,014	$5.47	7.54

Stock award transactions related to restricted stock units for the nine month period ended September 30, 2018 under the Company’s stock incentive plans were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2017	15,168	$7.94
Granted	—	—
Vested and released	(14,935)	7.98
Forfeited and cancelled	—	—
Restricted stock units outstanding at September 30, 2018	233	$5.23

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

Income tax benefit of $31,000 for the nine months ended September 30, 2018 was related to a federal research and experimentation income tax credit related to the Protecting Americans from Tax Hikes Act of 2015 (PATH Act) which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds. The PATH Act refunds were not effective until 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro™ (bucindolol hydrochloride), our lead product candidate, the potential approval of any Special Protocol Assessment, or SPA, application we submitted to the U.S. Food and Drug Administration, or the FDA, potential future development plans for Gencaro, including any plans regarding a Phase 3 clinical trial related thereto, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, a thiol-substituted isosorbide mononitrate, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation the Company’s annual report on Form 10-K for the year ended December 31, 2017, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. The Company disclaims any intent or obligation to update these forward-looking statements.

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment.  Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing for the potential treatment of patients with chronic heart failure with reduced left ventricular ejection fraction, or HFrEF, or mid-range ejection fraction, or HFmrEF, who also have atrial fibrillation, or AF, or at risk of developing AF.

In February 2018, we reported the results of our Phase 2B clinical superiority trial, known as GENETIC-AF, in which we evaluated Gencaro for the treatment and prevention of AF in patients with HFrEF (LVEF <0.40) or HFmrEF (LVEF >=0.40 and <0.50).  GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF. The GENETIC-AF trial only enrolled patients with the beta‑1 389 arginine homozygous genotype, the specific genotype that the we believe enhances Gencaro’s potential therapeutic effects.  In our trial, HFrEF was defined as a left ventricular ejection fraction, or LVEF, of less than 50%. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate; however, trends for benefit in favor of bucindolol were observed in multiple subpopulations of patients in the trial. Based on these data, the Company believes further clinical development of Gencaro is warranted.

In July 2018, we received guidance from the U.S. Food and Drug Administration, or the FDA, from an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro.  Based on review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF with the beta‑1 389 arginine homozygous genotype.  In consultation with the FDA, we developed key elements for a Phase 3 clinical trial needed to support a potential New Drug Application, or NDA, details of which were submitted to the FDA for evaluation and confirmation via the FDA Special Protocol Assessment, or SPA, process.  In late October 2018, we received a No Agreement letter from the FDA on our SPA.  After further correspondence and following provision of information regarding the SPA, the FDA has agreed to reconsider our SPA request.  To facilitate this process, we have requested a meeting with the FDA, which, if granted, is expected to occur in December 2018.  At this time, we do not know when the FDA will provide a further decision on our SPA request.

GENETIC-AF and BEST Trial DNA Substudy

Our planned Phase 3 development program of Gencaro is based on the results from our completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of bucindolol (Gencaro) in 2,708 HF patients.  Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta‑1 389 arginine homozygous genotype.

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF, atrial flutter, or AFL, or ACM.  Eligible patients had HFrEF or HFmrEF, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that the Company believes responds most favorably to Gencaro.  A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via implanted loop recorders or other implanted therapeutic devices of Medtronic, Inc., or Medtronic, to evaluate daily AFB. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence.

In all patients, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]). In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for benefit in favor of Gencaro over TOPROL-XL was observed (hazard ratio of 0.70, [95% confidence interval: 0.41, 1.19]).  The GENETIC-AF results in the United States were consistent with what had been observed in the pharmacogenetic substudy of the BEST heart failure trial, taking into account that BEST was placebo controlled and GENETIC-AF was Gencaro versus an active comparator.  The primary endpoint results described above were determined by intermittent, clinic-based heart rhythm monitoring. However, a subset of patients (N=69) also underwent continuous heart rhythm monitoring with Medtronic implanted therapeutic devices to determine AF recurrence based on AFB, a method that can identify AF with more certainty than intermittent clinic-based monitoring. In this substudy, Gencaro demonstrated trends for benefit compared to TOPROL-XL in the overall substudy population (hazard ratio of 0.74, [95% confidence interval: 0.38, 1.45]) for the endpoint of time to AF recurrence.

We believe that the inclusion of a small number of patients in the trial (13.9% of overall population) with long-standing and heavily pretreated HF and/or AF led to attenuation of the treatment effect estimates for the primary endpoint of GENETIC-AF. Therefore, in accordance with procedures outlined in the Statistical Analysis Plan, post-hoc analyses were performed that excluded 37 patients with extraordinarily long durations of HF or AF (subjects who had been diagnosed with HF and/or AF for more than 12 years).  In these analyses, we observed a trend for benefit in favor of Gencaro over TOPROL-XL by intermittent, clinic-based heart rhythm monitoring (230 patients [N=115 for each treatment arm], hazard ratio of 0.68, [95% confidence interval: 0.45, 1.02]) and by continuous heart rhythm monitoring with Medtronic implanted therapeutic devices (60 patients, hazard ratio of 0.61, [95% confidence interval: 0.25, 1.44]). Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro is justified using entry criteria to identify patients who do not have long-standing HF and/or AF that we believe is likely recalcitrant to treatment with beta-blocker therapy.

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

Data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HFrEF patients.  A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41% reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004).  In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis.  In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF.  Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-

blocker in reducing major HF events in HFrEF patients with permanent AF.  The beta-1 389 arginine homozygous genotype was present in about 50% of the patients screened and all enrolled patients in the GENETIC-AF trial and 47% of the patients in the BEST pharmacogenetic substudy.  We estimate it is present in about 50% of the North American and European general populations.

Our GENETIC-AF clinical trial of Gencaro required a companion diagnostic test to identify the patient’s receptor genotype.  Laboratory Corporation of America, or LabCorp, provided the companion diagnostic test and services to support our GENETIC-AF trial.  LabCorp has developed the genetic test and obtained an Investigational Device Exemption, or IDE, from the FDA for the companion diagnostic test used in our GENETIC‑AF clinical trial.  We retain all rights to the genetic test.  Future clinical trials of Gencaro, if any, are expected to use a similar diagnostic test to identify the patient’s receptor genotype.

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

AF, the most common sustained cardiac arrhythmia, is a potentially serious disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated.  AF commonly occurs together with HFrEF and HFmrEF, with AF being both a cause and a result of HFrEF and HFmrEF.  By increasing heart rate and producing irregular cycle lengths, AF may contribute to the disease processes that leads to the progression of heart failure and worsening clinical outcomes.

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

AB171

AB171 is a thiol-containing derivative of isosorbide mononitrate.  Pre-clinical data indicate that AB171 may have anti-oxidant properties and may be favorably differentiated from other nitrates for prevention of myocardial remodeling, anti-atherosclerotic effects and the loss of effectiveness when used as a sustained therapy. We believe the unique pharmacology of AB171, coupled with targeting to genetically-identified enhanced response subpopulations, has the potential to translate to better long-term responses than currently available treatments. We have identified what we believe to be a pharmacogenetic target for AB171 that is the basis for our patents and which we believe may enable genetically-targeted cardiovascular development programs in two cardiovascular indications: HF and peripheral arterial disease.  The European Patent Office has issued to us a patent on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting.  The European patent has been validated in ten countries: Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden, Switzerland and the United Kingdom.  We also have related patent applications pending in the United States Patent Office and Canadian Intellectual Property Office.

We are currently designing the preclinical development plan for AB171 and initiated Investigational New Drug, or IND, enabling activities during 2018, to be followed, subject to availability of capital, by nonclinical studies with AB171 to support future submission of an IND application, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended September 30, 2018 was $0.7 million compared to $3.5 million for the corresponding period of 2017, a decrease of approximately $2.7 million.   R&D expense for the nine months ended September 30, 2018 was $3.6 million compared to $11.2 million for the corresponding period of 2017, a decrease of approximately $7.6 million.

Clinical expense decreased approximately $2.0 million for the three months and $5.6 million for the nine months ended September 30, 2018, as compared to the corresponding periods of 2017.  The decrease in costs were related to our GENETIC-AF clinical trial, being completed in 2017, so these costs did not recur in 2018.

Manufacturing process development costs decreased approximately $0.6 million for the three months and $1.8 million for the nine months ended September 30, 2018, as compared to the corresponding periods of 2017.  The decreases were a result of decreased of production of clinical trial materials used in our GENETIC-AF clinical trial, being completed in 2017, so these costs did not recur in 2018.

We expect R&D expense in 2018 to be lower than 2017 as our GENETIC-AF clinical trial has been completed.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses for the three months ended September 30, 2018 were relatively unchanged at $0.9 million compared to $1.0 million for the corresponding period of 2017.  G&A expenses for the nine months ended September 30, 2018 were $3.0 million compared to $3.2 million for the corresponding periods of 2017.  The $65,000 decrease for the three-month period and $196,000 decrease for the nine-month period were comprised primarily of decreased non-cash stock-based compensation expense, consulting costs, professional fees and travel costs in 2018, as compared to the corresponding period in 2017.

G&A expenses in 2018 are expected to be consistent with those in 2017 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $40,000 and $44,000 in the three months ended September 30, 2018 and 2017, respectively.  Interest and other income was $124,000 and $128,000 in the nine months ended September 30, 2018 and 2017, respectively.  We expect interest income to be lower in 2018 than in 2017, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $2,000 in the three months ended September 30, 2018 and 2017.  Interest expense was $8,000 and $6,000 in the nine months ended September 30, 2018 and 2017, respectively.  Based on our current capital structure, interest expense for the remainder of 2018 is expected to be negligible.

Income Tax Benefit

Income tax benefit was $31,000 for the three and nine months ended September 30, 2018, related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.  We had no income tax benefit received during the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$8,056	$8,702
Marketable securities, short-term	—	3,050
Cash, cash equivalents and marketable securities	$8,056	$11,752

As of September 30, 2018, we had total cash, cash equivalents and marketable securities of $8.1 million, as compared to $11.8 million as of December 31, 2017.  The net decrease of $3.7 million during the nine-month period primarily reflects the net proceeds of $3.4 million from the issuance of common stock, offset by $6.9 million of cash used to fund operating activities during the nine months ended September 30, 2018.

On April 11, 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  On October 9, 2018, we received a written notification from NASDAQ granting an additional 180 calendar day period, until April 8, 2019, to regain compliance with the minimum bid price requirement.  The minimum bid price requirement will be met if our common stock has a closing bid of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 day period.  This second 180 day period relates exclusively to the bid price deficiency and we could be delisted during the 180 day period for failure to maintain compliance with any other listing requirements that occurs during the 180 day period.  If we are not able to regain compliance with the closing bid requirement in such period, we may be subject to delisting from the Nasdaq Capital Market. If delisted it could substantially impact our access to the capital markets, and any limitation on market liquidity or reduction in the price of the common stock as a result of that delisting could adversely affect our ability to raise capital on acceptable terms, or at all.

On October 18, 2018, we held a special meeting of its stockholders, at which our stockholders approved a series of certificates of amendment to our restated certificate of incorporation, as amended, to effect a reverse split of our outstanding common stock, at a ratio of between 1-for-3 and 1-for-20, inclusive, and to authorize our board of directors to, for a period of up to one-year, to select and file such a certificate of  amendment to effect such a reverse split of our outstanding common stock, if, in the judgment of our board of directors, it is deemed necessary.  Our board of directors has not selected a ratio for the reverse split.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,901)	$(13,276)
Investing activities	3,046	8,177
Financing activities	3,209	5,840
Net (decrease) increase in cash and cash equivalents	$(646)	$741

Net cash used in operating activities for the nine months ended September 30, 2018 decreased $6.4 million compared with the same period in 2017.  This was primarily due to lower outflows related to a lower net loss in 2018, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities, partially offset by $4,000 used for the purchase of property and equipment.  Net cash provided by investing activities for the nine months ended September 30, 2017 was $8.2 million, consisting of $13.7 million of proceeds from the maturities of marketable securities, offset by $5.5 million for the purchases of marketable securities and $2,000 for the purchase of property and equipment.

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2018 representing net proceeds from our “at the market” equity offering executed in January 2017, less approximately $0.2 million of payments on a vendor financing arrangement.  Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2017 representing $6.1 million of net proceeds from our “at the market” equity offering executed in January 2017, less approximately $0.3 million of payments on a vendor financing arrangement.   As of September 30, 2018, we have sold all shares available for this offering under our prospectus to our registration statement on Form S-3 (No. 333-217459).

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, shares of our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.”  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million. Net proceeds received pursuant to the sales agreement were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available for this offering under the prospectus to our registration statement on Form S-3 (No. 333-217459).

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report.  Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance.

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

We believe our cash and cash equivalents balance as of September 30, 2018 will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2019.  Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management, as of September 30, 2018 and December 31, 2017, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2017, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the nine months ended September 30, 2018 and our audited financial statements for the fiscal year ended December 31, 2017 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of September 30, 2018, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2017, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of September 30, 2018 will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2019. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.  We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014.  Enrollment was completed in August 2017 having randomized 267 HFrEF patients with AF.  The Phase 2B trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We received guidance from the FDA following an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro as a potential genetically-targeted treatment for AF patients with HF with the beta‑1 389 arginine homozygous genotype.  In consultation with the FDA, we developed key elements of the Phase 3 clinical trial needed to support a potential NDA, details of which may be confirmed via the FDA SPA process, but we cannot guarantee that the FDA will agree to any SPA we submit.  For instance, in late October 2018, we received a No Agreement letter from the FDA on our SPA.  After further correspondence and following provision of information regarding the SPA, the FDA has agreed to reconsider our SPA request.  To facilitate this process, we have requested a meeting with the FDA, which, if granted, is expected to occur in December 2018.  At this time, we do not know when the FDA will provide a further decision on our SPA request.  Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing or entering into a strategic collaboration.

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

We requested a SPA from the FDA relating to our planned Phase 3 program for Gencaro, and we cannot guarantee that the FDA will issue an agreement on the SPA. Even if we do obtain the FDA’s agreement, a SPA would not guarantee approval of Gencaro or any other particular outcome from regulatory review.

Following our End-of-Phase 2 meeting with the FDA, we requested agreement from the FDA under a SPA for our planned Phase 3 clinical trial of Gencaro. In late October 2018, we received a No Agreement letter from the FDA on our SPA.  After further correspondence and following provision of information regarding the SPA, the FDA has agreed to reconsider our SPA request.  To facilitate this process, we have requested a meeting with the FDA, which, if granted, is expected to occur in December 2018.  At this time, we do not know when the FDA will provide a further decision on our SPA request.  The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

There is no assurance that the FDA will ultimately agree with the design and size of any Phase 3 clinical program for which we request a SPA. Even if we do obtain agreement on a SPA, we cannot assure you that our planned Phase 3 clinical trial will succeed, will be deemed binding by the FDA under a SPA, if granted, or will result in any FDA approval for Gencaro. Moreover, if the FDA revokes or alters its agreement under an SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

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

We have received three potential delisting notices from Nasdaq since 2012.  In 2012, 2015 and April 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days.  We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012 and 2015 notices, effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015.  On April 11, 2018, we received notification from Nasdaq, or the Notice, of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days.  On October 9, 2018, we received a written notification from NASDAQ granting an additional 180 calendar day period, until April 8, 2019, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a closing bid of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 day period.   If our stock does not trade above these levels, we may seek to execute a reverse split of our common stock in order to regain compliance.  This second 180 day period relates exclusively to the bid price deficiency and ARCA could be delisted during the 180 day period for failure to maintain compliance with any other listing requirements that occurs during the 180 day period. In October 2018, we held a special meeting of our stockholders, at which our stockholders approved a series of certificates of amendment to our restated certificate of incorporation, as amended, to effect a reverse split of our outstanding common stock, at a ratio of between 1‑for‑3 and 1-for-20, inclusive, and to authorize our board of directors to, for a period of up to one-year, to select and file such a certificate of  amendment to effect such a reverse split of our outstanding common stock, if, in the judgment of our board of directors, it is deemed necessary.  However, our board of directors has yet to approve any such stock split, and, even if effected, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. We cannot provide any assurance when or if the closing bid price of our common stock will again be greater than $1.00. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of November 12, 2018, the closing price of our common stock was approximately $0.71 per share, and the total market value of our listed securities was approximately $9.9 million. As of September 30, 2018, we had stockholders’ equity of $7.5 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding for less than the greater of book or market value requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2018, we had approximately 13.9 million shares of common stock outstanding, 20% of which is approximately 2.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.”  Pursuant to the terms of such sales agreement, as amended, we have sold an aggregate of 4,811,353 shares of our common stock for aggregate gross proceeds of approximately $10.1 million.  Net proceeds received in the period were approximately $9.5 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent.  Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings.  In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.  For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF.  We enrolled 267 HFrEF patients with AF in the Phase 2B trial.  We reported top-line Phase 2B data in February 2018. In the third quarter of 2018, we submitted a SPA to the FDA for a Phase 3 clinical trial.  In the fourth quarter, we received a No Agreement letter from the FDA on our SPA.  After further correspondence and following provision of information regarding the SPA, the FDA has agreed to reconsider our SPA request.  To facilitate this process, we have requested a meeting with the FDA, which, if granted, is expected to occur in December 2018.  At this time, we do not know when the FDA will provide a further decision on our SPA request. Even if the FDA ultimately agrees to our SPA, this product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2018, approximately 13.9 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2018, approximately 2.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act.  For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants.  If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2018, there were approximately 604,000 shares of our common stock which may be issued upon the exercise of outstanding stock options and the vesting of restricted stock units, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2018 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Dated: November 14, 2018