Form 10-K
period 2018-12-31
ARCA biopharma, Inc.
filed 2019-02-27
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 29, 2018, the last business day of the most recently completed second fiscal quarter, was $7,650,869 based on the last sale price of the common stock as reported on that day by the The Nasdaq Capital Market.

As of February 22, 2019, the Registrant had 18,355,111 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, including the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the third quarter of 2019, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any Phase 3 clinical trials for Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment. Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing to treat atrial fibrillation, or AF, in certain patients who also have heart failure, or HF.

Gencaro has a mechanism of action that we believe is unique in the beta-blocker drug class and is modulated by a specific genotype. We estimate this genotype is present in about 50% of North American and European general populations. We believe that Gencaro’s potential efficacy is enhanced in treating patients who have this genotype and, if Gencaro is approved by the U.S. Food and Drug Administration, or the FDA, Gencaro could potentially be a safe and effective therapy for treating AF in patients who have HF. We also believe that Gencaro, if approved, will have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

In February 2018, we reported the results of our Phase 2B clinical trial, known as GENETIC-AF, in which we evaluated Gencaro for the prevention of AF recurrence in patients with HF and a left ventricular ejection fraction, or LVEF, < 0.50. This population included 267 patients that had HF with reduced LVEF < 0.40, or HFrEF, or HF with mid-range LVEF ≥ 0.40 and < 0.50, or HFmrEF. GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF. There are no approved or guideline recommended drug therapies for prevention of AF in HFmrEF patients, which constituted approximately one-half of the GENETIC-AF patients.

In GENETIC-AF, Gencaro was observed to have a similar treatment effect to TOPROL-XL (metoprolol succinate) in the overall population for prevention of AF recurrence. However, additional analyses prespecified in the statistical analysis plan showed statistically significant treatment effects in favor of Gencaro in the majority of the Phase 2B population (N=196; HR=0.54; p = 0.011). Gencaro also showed statistically significant treatment effects compared to TOPROL-XL for the prevention of AF recurrence in a subset of these patients with HFmrEF (N=91; HR=0.42; p = 0.017). We plan to conduct a pivotal Phase 3 trial, known as PRECISION-AF, evaluating Gencaro in HFmrEF patients because of Gencaro’s observed potential treatment effect in these patients in GENETIC‑AF.

The prevalence of AF is higher in HFmrEF patients as compared with HF generally; it is estimated that 30%-60% of HFmrEF patients also have AF. For patients with HF, AF can contribute to the disease processes that lead to the progression of heart failure and worsening clinical outcomes including hospitalizations and death. This increased risk of illness and death when AF is present with heart failure is true across the spectrum of HF, including HFmrEF. Given these risks and the absence of HF or AF therapies specifically indicated for the HFmrEF population, we believe there is an unmet medical need for drug therapy with greater efficacy to prevent or delay the development of AF in these patients.

In February 2019, we received a Special Protocol Assessment agreement, or SPA, from the FDA for our planned Phase 3 clinical program. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy and safety. Upon specific request by a clinical trial sponsor, the FDA evaluates the protocol and responds to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate for the indication studied. An SPA agreement can potentially reduce the regulatory risk of bringing a drug to market.

Our SPA details a single adequate and well-controlled Phase 3 clinical trial (PRECISION-AF) designed as a double-blind, active-controlled, multicenter, international, study comparing Gencaro with TOPROL-XL (metoprolol succinate) for the prevention of recurrent AF or all-cause mortality, or ACM, in HFmrEF patients. Eligible patients will have HFmrEF, a recent AF event and the genotype which we believe responds most favorably to Gencaro. The primary endpoint of the submitted trial will be time to first event of atrial fibrillation/atrial flutter or ACM during a 26-week follow-up period. Subject to securing significant additional financing, we anticipate initiating PRECISION-AF in the fourth quarter of 2019.

We believe that Gencaro, if approved, could potentially be a safe and more effective therapy than currently available therapeutics for treating heart failure patients with AF. We believe Gencaro has the potential to be unique in several aspects, including:

•	The first genetically-targeted cardiovascular therapy;
•	The only drug therapy indicated for AF in patients with HFmrEF; and
•	The only therapy for AF approved against an active comparator.

The genotype that we believe enhances Gencaro’s efficacy can be detected by a genetic test that can be performed by a centralized laboratory or potentially at the point of care during the patient visit. We also believe that Gencaro, if approved, will have market exclusivity based on patents and new chemical entity status in the United States, Europe or other markets in which it may be approved.

The Proposed Gencaro Phase 3 Clinical Trial

Based on our GENETIC-AF trial results, as well as results of previous Phase 3 pharmacogenetic substudy data from the Phase 3 heart failure clinical trial of bucindolol, known as the BEST trial, we submitted an SPA to the FDA detailing our proposed Phase 3 clinical trial and potential approval path for Gencaro. In February 2019, we received an SPA agreement for PRECISION-AF, a Phase 3 pivotal study comparing Gencaro against TOPROL-XL for the treatment of AF in HFmrEF patients with the beta-1 389 arginine homozygous genotype.

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HFmrEF patients. The study will enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have HFmrEF (LVEF 40 and < 50%), a recent AF event and the beta-1 389 arginine homozygous genotype which we believe responds most favorably to Gencaro. The planned trial will use standard significance criteria (p < 0.01 with adjustment for interim analysis) for the primary endpoint and will include an interim analysis after a portion of total patients have been enrolled. The interim analysis is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. Subject to securing additional financing, we anticipate initiating PRECISION-AF in the fourth quarter of 2019. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing, even if we enter into a strategic collaboration around the development of Gencaro.

GENETIC-AF and BEST Trial DNA Substudy

Our planned Phase 3 development program of Gencaro is based on the results from GENETIC-AF and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of bucindolol in 2,708 HF patients. Based on data from the BEST trial, Gencaro showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta‑1 389 arginine homozygous genotype.

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF/AFL or ACM. Eligible patients had LVEF < 50%, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via implanted loop recorders or other implanted therapeutic devices of Medtronic, Inc., or Medtronic, a global healthcare solutions company, to evaluate daily AF burden, or AFB. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence.

Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]). In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for benefit in favor of Gencaro over TOPROL-XL was observed (hazard ratio of 0.70, [95% confidence interval: 0.41, 1.19]). The GENETIC-AF results in the United States were consistent with what had been observed in the pharmacogenetic substudy of the BEST heart failure trial, taking into account that BEST was placebo controlled and GENETIC-AF was Gencaro versus an active comparator. However, our analysis also showed significant treatment effects in favor of Gencaro in a majority of patients in the trial, based on factors pre-specified in the statistical analysis plan.

We believe that the inclusion of a small number of patients in the trial (13.9% of overall population) with long-standing and heavily pretreated HF and AF led to attenuation of the treatment effect estimates for the primary endpoint of GENETIC-AF. Therefore, in accordance with procedures outlined in the Statistical Analysis Plan, post-hoc analyses were performed that excluded 37 patients with extraordinarily long durations of HF and AF (subjects who had been diagnosed with HF and/or AF for more than 12 years). In these analyses, we observed a trend for benefit in favor of Gencaro over TOPROL-XL by intermittent, clinic-based heart rhythm monitoring for the entire cohort (230 patients [N=115 for each treatment arm], hazard ratio of 0.68, [95% confidence interval: 0.45, 1.02]) and for the HFmrEF cohort (113 patients, hazard ratio of 0.61, [95% confidence interval: 0.34, 1.10]). The onset of AF relative to the development of HF was also identified in our post-hoc analyses to have a relationship to treatment effect. In these analyses, there was an attenuation of the treatment effect estimates for the primary endpoint in patients who had long-standing AF (i.e., more than 2 years) prior to developing HF. We believe this is due to differences in the underlying pathophysiology for AF patients who eventually develop HF compared to HF patients who subsequently develop AF. Therefore, a post-hoc analysis was performed in the above patient population (N=230) that excluded patients who had developed AF for more than 2 years prior to developing HF. In these analyses, a significant reduction in the GENETIC-AF primary endpoint was observed in the overall population (N=196; HR=0.54; 95% CI: 0.33, 0.87; p = 0.011) and in the HFmrEF cohort (N=91; HR=0.42; 95% CI: 0.21, 0.86; p = 0.017). Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro can be successful using entry criteria to identify HFmrEF patients with the characteristics for disease duration and onset described above and outlined in the following table:

GENETIC-AF Subgroup Analysis: Time to First AF/AFL/ACM Event
Population Subpopulation	Time to AF/AFL/ACM
	N	HR (95% CI)	P-value
All Patients	267	1.01 (0.71, 1.42)	0.961
HF and AF for less than 12 years	230	0.68 (0.45, 1.02)	0.064
AF not more than 2 years prior to HF	196	0.54 (0.33, 0.87)	0.011
HFmrEF	91	0.42 (0.21, 0.86)	0.017
Stratified Cox proportional hazards model with adjustment for: 1) HF etiology, 2) LVEF, 3) rhythm at randomization, 4) device type, 5) previous Class 3 AA use (subpopulations only).

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

Our GENETIC-AF clinical trial of Gencaro required a companion diagnostic test to identify the patient’s receptor genotype. Laboratory Corporation of America, or LabCorp, developed the genetic test, obtained an Investigational Device Exemption, or IDE, from the FDA and provided the companion diagnostic test and services to support our GENETIC‑AF trial. We retain all rights to the genetic test. Future clinical trials of Gencaro, if any, are expected to use a similar diagnostic test to identify the patient’s receptor genotype.

Medtronic collaborated with us on the GENETIC-AF trial in supporting our AFB substudy. The collaboration was administered by a joint ARCA-Medtronic committee. Medtronic used its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices. In April 2018, Medtronic and ARCA agreed to extend the current U.S., Canadian and European Clinical Trial Collaboration Agreement for an additional year.

We have been granted patents in the United States, Europe, and other jurisdictions for methods of treating AF and HF patients with Gencaro based on genetic testing. If Gencaro is approved, we believe our patent portfolio and new chemical entity exclusivity may provide market exclusivity for the indications of Gencaro that we may develop for up to 10 years after approval in the United States, Europe and other markets, depending on when the drug is approved.

AB171

AB171 is a thiol-containing derivative of isosorbide mononitrate. Pre-clinical data from human endothelial cells indicate that compared to nitrates in clinical use, AB171 has a genotype specific enhancement of nitric oxide, or NO, release and produces less peroxynitrite, a biologically harmful product of nitrate action. AB171 also has potent anti-oxidant properties, and these effects may contribute to its favorable differentiation from other nitrates for prevention of myocardial remodeling, anti-atherosclerotic effects and the loss of effectiveness when used as a sustained therapy. We believe the unique pharmacology of AB171, coupled with targeting to genetically-identified enhanced response subpopulations, has the potential to translate to better long-term responses than currently available treatments. We have identified what we believe to be a pharmacogenetic target for AB171 we believe may enable genetically-targeted cardiovascular development programs in two cardiovascular indications: HF and peripheral arterial disease. The European Patent Office has issued to us a patent on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting. The European patent has been validated in ten countries: Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We also have related patent applications pending in the United States Patent Office and Canadian Intellectual Property Office.

We are currently designing the preclinical development plan for AB171 and initiated Investigational New Drug, or IND, enabling activities during 2018; subject to availability of capital, this work would be followed by nonclinical studies with AB171 to support future submission of an IND application, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

Financial Resources

To support the continued development of Gencaro, including the planned PRECISION-AF clinical trial, we will need additional financing to fund the Phase 3 trial and our general and administrative costs through its projected completion. Considering the substantial time and costs associated with the development of Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we may also pursue partnering and licensing opportunities, a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of December 31, 2018, together with the $2.4 million of net proceeds raised in 2019 from sales of our common stock, will be sufficient to fund our operations, at our current cost structure, through the third quarter of 2019. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In January 2019, we amended the amended sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.5 million, from $10.2 million to $12.7 million. As of February 22, 2019, we have sold an aggregate of 9,242,406 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $12.6 million. Net proceeds received in the period were approximately $11.9 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

On October 18, 2018, we held a special meeting of our stockholders to approve a series of certificates of amendment to the Company’s restated certificate of incorporation, as amended, to effect a reverse split of the Company’s outstanding common stock, at a ratio of between 1-for-3 and 1-for-20, inclusive, and to authorize the Company’s board of directors to, for a period of up to one-year, select and file such a certificate of amendment to effect such a reverse split of the Company’s outstanding common stock, if, in the our board’s judgment, it is deemed necessary. Our board of directors has not selected a ratio for the reverse split.

Our Strategy

Our mission is to become a leading biopharmaceutical company developing cardiovascular therapies, using genetic targeting, where possible, to enhance therapeutic response. To achieve this goal, we are pursuing the following strategies:

•

Advance the development of Gencaro. We intend to advance Phase 3 clinical development of Gencaro as a therapy for HF patients with AF. In PRECISION-AF, we plan to evaluate Gencaro as a therapy for patients with HFmrEF, for whom no approved drug therapy currently exists. We received an SPA agreement for PRECISION‑AF that, if successful, could qualify as a single, pivotal trial and support the submission of an NDA for Gencaro. However, our execution of PRECISION-AF and other future Gencaro development is dependent upon our ability to finance those efforts through raising capital or a strategic partnership, or a combination thereof.

•

Raise additional funding or complete a strategic transaction. To support our continued operations, we expect to seek additional funding through the sale of public or private equity or debt securities, the completion of a strategic transaction, or a combination thereof.

•

Product lifecycle and indication expansion of Gencaro. We believe the treatment of AF in HFmrEF patients is an unmet medical need with a near-term and straightforward regulatory pathway. We believe there are product indication expansion opportunities for Gencaro for the entire spectrum of heart failure, including HFrEF and HFpEF patients with AF, other cardiac arrhythmias, and new formulation development. We are seeking the support of strategic partners to develop these opportunities.

•

Advance the development of AB171. During 2018, we initiated IND-enabling development activities with AB171, a thiol-substituted isosorbide mononitrate, as a potential genetically-targeted treatment for HR and peripheral arterial disease. Further development of AB171 is dependent on additional financing.

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

Our strategies are dependent upon our ability to obtain additional funding through the sale of public or private equity or debt securities, the completion of a strategic transaction, or a combination thereof. If we are unable to secure additional funding or complete a strategic transaction, we may not be able to continue development of Gencaro, notwithstanding our receipt of an SPA agreement from the FDA.

Atrial Fibrillation in Heart Failure Market Background and Opportunity

Heart failure is a chronic condition in which the heart is unable to pump enough blood to meet the body’s demands for oxygen. Heart failure has numerous serious consequences, including severe impacts on quality of life, increased hospitalizations, lost wages and productivity, and premature death. Heart failure is the leading cause of death in the developed world. According to the 2019 American Heart Association, or AHA, Heart Disease and Stroke Statistics, there were an estimated 6.2 million Americans aged 20 years or more with HF (based on data between 2013 and 2016). The spectrum of heart failure includes HF in which LVEF is 50% or more and is considered preserved ejection fraction, known as HFpEF, and heart failure in which the LVEF is less than 40%, considered reduced ejection fraction, or HFrEF and LVEF of at least 40%, but less than 50%, considered mid-range ejection fraction, known as HFmrEF. Together, HFrEF and HFmrEF comprise an estimated 64% of all HF patients in the United States. In 2012, the economic cost of HF in the United States was estimated to be nearly $31 billion, of which two-thirds, or over $20 billion, was attributable to direct medical costs.

HFmrEF is a subgroup of HF patients with reduced LVEF for whom there are no approved AF drug therapies. The prevalence of AF is higher in HFmrEF patients as compared with HF generally; it is estimated that 30%-60% of HFmrEF patients also have AF. Approximately one-half of the trial population in GENETIC-AF Phase 2B study were HFmrEF patients. In patients with heart failure, atrial fibrillation contributes to the disease processes that lead to the progression of heart failure and worsening clinical outcomes including hospitalizations and death. This increased risk of illness and death when AF is present with heart failure is true across the spectrum of HF, including HFmrEF.

AF, the most common sustained cardiac arrhythmia, is a potentially serious disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated. AF can have significant quality of life impacts and potentially serious medical consequences, including increasing the risk of stroke and other cardiovascular problems. In individuals with heart failure, AF contributes to the disease processes that lead to the progression of heart failure and worsening clinical outcomes. AF is considered an epidemic cardiovascular disease and a major public health burden. The estimated number of individuals with AF globally in 2015 was 33.3 million. According to AHA Heart Disease and Stroke Statistics Reports from 2017 - 2019, the prevalence of AF in the United States was estimated to be 5.2 million people in 2015. In the European Union, the prevalence of AF was estimated to be 8.8 million (age 55 and over) in 2010. It is estimated that AF costs the U.S. economy about $6.0 billion annually.

AF and HF share many of the same risk factors and about 40% of people having either AF or HF will develop the other condition. Both AF and HF are related to dysfunction and remodeling of the myocardium, and as such share many pathophysiologic features including chamber dilatation, increased interstitial fibrosis and cardiac myocyte apoptosis. However, longstanding AF that eventually leads to left ventricular dysfunction and HF has a different pathophysiology compared to HF with AF developing secondarily. In longstanding AF, fibrosis and hypertrophy develop in both the atrium and ventricles, whereas in HF that precedes AF there is predominantly eccentric hypertrophy and contractile dysfunction in the ventricle and to a lesser extent in the atrium, with only minimal fibrosis in most cases.

Although AF increases stroke risk above an already increased risk in HF, this risk can be mitigated by administration of oral anticoagulants. Although stroke is the most feared complication of AF, it is the increased risk of mortality and hospitalization conferred by new onset AF in HF that is of major concern. AF in patients with HF may predispose to progression of the disease, including worsening of left ventricular dysfunction, increased hospitalization burden, and increased risk of death. This increased risk of morbidity and mortality with AF appears to be true across the spectrum of HF, including HFmrEF.

Relationship of AF to Clinical Outcomes

AF is an important cardiovascular, or CV, endpoint and it has an even greater impact in patients with HF. An important clinical consequence of AF in HF is an increase in the risk of embolic events including stroke, and for this reason alone it is preferable for a HF patient to be in sinus rhythm, or SR. In patients with established HF it is clear that new onset AF, including new AF events after conversion of persistent AF to SR, is associated with increased mortality and worsening HF risks. Framingham Heart Study data indicate there is a potential interrelationship between the development of AF and HF, with each condition developing as HF progresses and often (21% of the time) both presenting contemporaneously. In the Framingham study, when AF developed after HF there was a 1.6-fold (95% CI: 1.2, 2.1) increase in mortality after adjusting for potential modifiers, and when HF developed after AF the hazard ratio was 2.7 (95% CI: 1.9, 3.7).

Additional supporting data is from the Women's Health Study, which is based on 1011 AF cases developed over a 15.4 year span. In this study, new onset AF was associated with a 2.1-fold (95% CI: 1.6, 2.8) increase in ACM and a 4.2-fold (95% CI: 2.7, 6.5) increase in CV mortality. Moreover, in women with new onset AF, the risk of developing HF increased by 14.7-fold (95% CI: 11.2, 19.2). New onset AF also worsens the prognosis in patients with established HF, a finding that was observed in the BEST trial as well.

Treatment of Atrial Fibrillation in Heart Failure

Effective medical therapy for HF patients with AF must address both disease conditions. Patients with both HF and AF have a significantly worse prognosis, and therefore we believe effective therapies for these patients should be of paramount importance. However, the current drug therapy options for patients with both heart failure and atrial fibrillation are limited. Treatments that have been approved and are effective for HF or AF in isolation are now understood to have efficacy and/or safety limitations if used in patients in whom both conditions are present. Importantly, none of the beta blockers approved for heart failure, or other indications, have been studied exclusively in or approved for patients with HFmrEF, a substantial segment of the total HF population.

In treating heart failure, several drugs classes have been shown to improve outcomes and ameliorate symptoms and are now considered standard of care, including in patients with co-morbid AF. Three drugs in the beta-blocker class are approved in the United States for the treatment of heart failure (metoprolol, carvedilol, and bisoprolol). These drugs have the highest level of recommendation in the United States and European Union heart failure guidelines and are prescribed for most patients with HFrEF who also have AF. They continue to be viewed as foundational therapy for these patients in part for their efficacy in controlling the high heart rate that is typically found with AF, rate control, and is believed to contribute to the pathological effects of AF in HF patients. However, the beta blockers approved for HF are only mildly effective at maintaining normal cardiac rhythm, or rhythm control, a characteristic recognized as increasingly important in treating AF. Furthermore, recent evidence indicates that the efficacy of these beta blockers is uncertain when AF is present and becomes permanent. Additionally, none of these beta blockers have been exclusively studied in patients with HFmrEF, thus there is limited evidence of efficacy in patients with HFmrEF, a substantial subgroup of the HF population and about one half of the study population in GENETIC-AF. Therefore, we believe there is a significant unmet medical need for a beta-blocker with greater efficacy in controlling AF and in providing better symptom relief and outcome benefits for these patients, including patients with HFmrEF.

The goals of current medical therapy for AF are to maintain sinus rhythm or to control ventricular rate in patients who cannot maintain sinus rhythm in order to minimize patient symptoms and avoid the risk of further complications and disease progression. Addressing the rhythm and rate abnormalities of AF is believed to be particularly important in HF patients because of the relationship between the presence of AF and worsening heart failure. However, the current treatment options for controlling AF in HF patients have significant limitations. Anti-arrhythmic drugs are a drug class that is often prescribed to control the irregular heartbeat of AF, and these drugs are frequently used in addition to beta-blockers in patients with both heart failure and atrial fibrillation to treat the AF arrhythmia. However, most anti-arrhythmic agents with AF indications are either contraindicated or have significant label warnings for use in HF patients due to an increased risk of mortality.

In the United States, anti-arrhythmic drug therapy is confined to the Class 3 anti-arrhythmic agents, amiodarone and dofetilide, and amiodarone is not approved for the treatment of AF. In addition, amiodarone has multiple toxicities, is pro-arrhythmic, and likely increases mortality in HFrEF. Although the pro-arrhythmia of dofetilide can be reduced by in-hospital monitoring on institution of therapy, this requirement of dofetilide use does not preclude the potential occurrence of drug induced arrhythmias that can result in death. Considering these safety concerns, physicians treating heart failure patients seek to limit the use of anti-arrhythmic drugs.

Surgical techniques, such as ablation, are also used in some patients with heart failure to control the arrhythmia of atrial fibrillation. However, surgical methods are invasive and have other drawbacks, and are not a substitute for drug therapy to provide heart failure benefits, such as with beta-blockade, but rather are generally used in heart failure patients as an additive therapy. Anticoagulants are effective against the risk of stroke in AF patients and are widely prescribed, but these drugs do not address the pathological effects of the irregular and rapid heartbeat that is the hallmark of AF.

Consequently, we believe there is an unmet medical need for new therapeutics that may provide better treatment for patients with HF and AF, which can safely treat the rhythm and rate disorders in these patients with greater efficacy, while improving their clinical outcomes and prognoses.

Gencaro

Gencaro (bucindolol hydrochloride) is a nonselective beta-adrenergic receptor blocking agent with mild vasodilator properties. Gencaro is considered part of the beta-blocker class of compounds because of its property of blocking both beta-1 and beta-2, receptors in the heart. The blocking of these receptors prevents them from binding with other molecules, primarily the neurotransmitter norepinephrine, or NE, which activate these receptors. We believe Gencaro has two unique anti-adrenergic properties not possessed by other beta-blockers currently approved for the treatment of HF: (1) it is moderately sympatholytic, i.e., it lowers adrenergic drive to a level that can be detected on measurements of central or systemic venous norepinephrine levels, and, (2) through “inverse agonism” promotes inactivation of active-state human myocardial beta-1 receptors in a genotype specific manner. These properties, as described below, were observed to interact with receptor polymorphisms in such a way that we believe targeting specific genotypes of these variants could improve the therapeutic response of patients. We believe Gencaro’s efficacy is enhanced in patients with the beta‑1 389 arginine homozygous genotype, which we estimate is present in about 50% of the North American and European general populations.

Gencaro was the subject of the BEST trial, a Phase 3 HF mortality trial in 2,708 patients, mostly in the United States. The BEST trial included a DNA bank of over 1,000 patients, which was used to evaluate the effect of genetic variations in cardiac receptors on patients’ response to Gencaro. ARCA-affiliated scientists conducted genetic sub-studies with data from the BEST DNA bank that showed patients with certain variations in these receptors had substantially improved outcomes on primary and certain secondary clinical endpoints in the BEST trial, such as mortality, cardiovascular mortality, HF progression, hospitalization and prevention of arrhythmias, relative to the counterpart genotype groups and the general patient population of the trial. We believe that these genetically determined receptor variations, which are detectable using standard DNA testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro, and potentially avoiding adverse events in individual patients. We have patented our methods for treating AF and HF patients with Gencaro in the United States, Europe and other markets based on genetic testing.

Pharmacology and Pharmacogenetics

Gencaro’s pharmacology appears to be different from other compounds in the beta-blocker class in several fundamental respects. First, under previous sponsors, studies in human myocardial preparations showed Gencaro, but not other tested beta-blockers approved to treat HF, predisposes to a shift in equilibrium of beta-1 389 arginine but not 389 glycine receptors from a constitutively active to an inactive state, a property known as inverse agonism. Second, other studies, including BEST, indicated that Gencaro lowers the systemic levels of the neurotransmitter norepinephrine, or NE, released by cardiac and other adrenergic nerves. The beta-1 389 arginine receptor, 100% of the receptor population in patients with a 389 arginine homozygous genotype, has much higher affinity for binding to NE compared to 389 glycine receptors, and published data indicate that NE lowering from Gencaro is beneficial in patients who have only beta-1 389 arginine receptors. In contrast, patients with lower NE affinity beta-1 389 glycine genotypes may have blunting of efficacy from greater amounts of NE lowering. We believe that Gencaro's inverse agonist property contributes to the enhanced lowering of heart failure and arrhythmia event rates in patients who are beta-1 389 arginine homozygous genotype relative to individuals who are beta-1 389 Gly carriers or to the general population. In addition, we believe the unique NE lowering properties of Gencaro have a selectively beneficial effect in patients who have only beta-1 389 arginine receptors, because of the high affinity of these receptors for NE. As a result, the GENETIC-AF trial was targeted at patients with the beta-1 389 arginine homozygous genotype, which was present in approximately 50% of screened patients. We believe that these properties and their pharmacogenetic implications for modulating effectiveness are unique to Gencaro, and if the drug is approved, will be described in in the prescribing information.

Gencaro Heart Failure Development and the DNA Substudy

Gencaro was the subject of a major heart failure study known as the BEST trial, a double-blind, placebo-controlled, multi-center study of bucindolol’s effect on reduction of mortality and morbidity in an advanced chronic HF population (LVEF less than 35%). The primary endpoint of the BEST trial was ACM, and the pre-specified main secondary endpoint was progression of HF, defined as death from HF, cardiac transplant, HF hospitalization, or an emergency room visit for the treatment of worsening HF not requiring hospitalization. The trial was planned to run four and one-half years, and enroll 2,800 patients. The trial enrolled a total of 2,708 chronic, mostly U.S., HF patients. The trial was notable for including a major DNA bank, in which 1,040 of the BEST patients participated by providing blood for DNA analysis. The DNA bank provided the basis for the genetic substudies that discovered Gencaro’s modulation by genetic variations of the beta-1 cardiac receptor.

The BEST trial was terminated early because, after positive mortality results from two other HF trials involving other beta-blockers had been reported, a substantial number of BEST trial investigators concluded that it was unethical to continue to give placebo to

BEST trial participants. It was initially reported the trial had failed to reach its primary endpoint of ACM, showing a 10% risk reduction in mortality with a p-value of 0.10. Our reanalysis of the BEST results in accordance with the FDA approved, pre-specified statistical analysis plans (which had not been performed by the sponsors of BEST) demonstrated a 13% risk reduction on the primary endpoint of ACM in the BEST trial with a p-value of 0.053.

The results of the genetic substudies that were conducted using the BEST DNA bank were not available until several years after the completion of the trial. Importantly, these substudies indicated a significant enhancement of response on the major heart failure clinical endpoints from the BEST trial in patients with the beta-1 389 arginine homozygous genotype. The risk reduction on HF clinical efficacy endpoints such as mortality and hospitalization ranged from 34% to 48% in this genotype. In addition, in arrhythmia endpoints of atrial fibrillation, or VT/VF, tracked by adverse events, or AEs, and surveillance electrocardiograms, or ECGs, the risk reduction by bucindolol in the beta‑1 389 arginine homozygous genotype appeared to be even greater, with risk reductions of 74% for both endpoints.

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

Clinical and Regulatory Strategy

The regulatory strategy for Gencaro is to obtain an initial approval to treat atrial fibrillation in a genotype specific population with HFmrEF. We enrolled patients with the beta-1 389 arginine homozygous genotype in our GENETIC-AF Phase 2B clinical trial because our analysis of the BEST DNA substudy demonstrated a 74% reduction in AF events, in addition to reducing event rates for major clinical endpoints such as mortality and HF hospitalizations.

In February 2018, we reported the results of GENETIC-AF, our Phase 2B clinical superiority trial, in which we evaluated Gencaro for the treatment and prevention of recurrent AF in patients with HF (LVEF less than 0.50). GENETIC‑AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is considered a standard of care for treating AF in patients with HFrEF. The GENETIC-AF trial only enrolled patients with the beta‑1 389 arginine homozygous genotype, the specific genotype that we believe enhances Gencaro’s potential therapeutic effects. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate. However, additional analyses prespecified in the statistical analysis plan also showed clinically meaningful treatment effects in favor of Gencaro in a large majority of the Phase 2 population. Gencaro also showed a significant treatment effect compared to Toprol XL in reducing AF recurrence in a subgroup of HF patients with HFmrEF. About one-half of the GENETIC-AF population were HFmrEF patients, a HF population for which there are no approved or guideline-recommended therapies. We plan to conduct a Phase 3 pivotal superiority trial, known as PRECISION-AF, evaluating Gencaro in this population because of Gencaro’s observed potential treatment effect in these patients in the GENETIC‑AF trial, the unmet medical need for approved or guideline recommended drug therapies for prevention of AF in HFmrEF patients, and what we believe to be a near-term path to potential regulatory approval with this indication.

Based on our GENETIC-AF trial results, as well as results of previous Phase 3 pharmacogenetic substudy data from the Phase 3 heart failure clinical trial of bucindolol, known as the BEST trial, we submitted an SPA to the FDA detailing our proposed Phase 3 clinical trial and potential approval path for Gencaro. In February 2019, we received an SPA agreement for PRECISION-AF, a Phase 3 pivotal study comparing Gencaro against TOPROL-XL for the treatment of AF in HFmrEF patients with the beta-1 389 arginine homozygous genotype. FDA also provided guidance on the possible development of Gencaro in HFrEF and HFpEF patients, which we feel are potential product life cycle opportunities for Gencaro.

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/AFL or ACM, in HFmrEF patients. The study will enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have HFmrEF, a recent AF event and the genotype which responds most favorably to Gencaro. A substudy planned to include a smaller group of patients within the trial would utilize AFB as one method to determine AF recurrence, as measured by an implanted cardiac electronic device. The planned trial will use standard significance criteria (p < 0.01with adjustment for interim analysis) for the primary endpoint and will include an interim analysis after a portion of total patients have been enrolled. The interim analysis is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. Subject to securing significant additional financing, we anticipate initiating PRECISION-AF in the fourth quarter of 2019. Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing, even if we enter into a strategic collaboration around the development of Gencaro.

In 2015, the FDA designated the investigation of Gencaro for the prevention of atrial fibrillation/atrial flutter in a genetically targeted heart failure population (heart failure patients with reduced LVEF) as a Fast Track development program.

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

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe the drug label we will propose for Gencaro would identify the patient receptor genotype studied in the trial that can expect enhanced efficacy and, and that the label would recommend receptor genotype testing prior to initiation of therapy. Therefore, the commercialization of Gencaro may require that an FDA approved diagnostic test for this genotype be available. Such a test, or the Gencaro Test, could be performed by a variety of laboratory processes or platforms. We used one such platform for the GENETIC-AF trial, and retain all rights to it. We believe the Genaro Test could be developed and commercialized through a preferred diagnostic provider, by the company marketing Gencaro, or a combination of approaches. We also believe that point of care genetic tests, which could be performed during the patient’s visit to the physician, may be feasible as part of the commercialization strategy.

Our GENETIC-AF clinical trial of Gencaro required a companion diagnostic test to identify the patient’s receptor genotype. Laboratory Corporation of America, or LabCorp, developed the genetic test, obtained an IDE from the FDA and provided the companion diagnostic test and services to support our GENETIC-AF trial. We retain all rights to the genetic test. Future clinical trials of Gencaro, if any, are expected to use a similar diagnostic test to identify the patient’s receptor genotype.

Licensing and Royalty Obligations

We have licensed worldwide rights to all preclinical and clinical data from development of bucindolol through the BEST trial from Cardiovascular Pharmacology and Engineering Consultants, LLC, or CPEC, who has licensed rights to this data from BMS. In addition, we have sublicensed CPEC’s rights from Bristol Meyers Squibb, or BMS. CPEC is a licensing entity which holds the rights of the biotechnology companies that were the commercial sponsors of the BEST trial. If the FDA grants marketing approval for Gencaro, the license agreements state that we are required to make a milestone payment of $8.0 million within six months after FDA approval. The license agreements also state that we are required to make milestone payments of up to $5.0 million in the aggregate upon regulatory marketing approval in Europe and Japan. The licenses state that our royalty obligations range from 12.5% to 25% of revenue from the related product based on achievement of specified product sales levels including a 5% royalty that CPEC is obligated to pay BMS. The agreements state that we have the right to buy down the royalties to a range of 12.5% to 17% by making a payment to CPEC within six months of regulatory approval. In October 2017, we entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc., or Aeolus, pursuant to which we acquired Aeolus’ minority membership interest in CPEC. The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations by 35% that could be payable by us, if Gencaro receives regulatory approval and is commercialized. In the transaction, we also acquired all of CPEC’s rights to milestones and royalties for Europe and certain other territories outside of the United States.

All of the patents that were the subject of the CPEC and BMS licenses have expired. Based on this and the terms of these licenses, we believe that the financial obligations stated in these agreements will be reduced or eliminated, if and when they become payable under their stated terms.

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

Development Pipeline

Our development activities are substantially focused on our lead product candidate, Gencaro, for the potential treatment of HF patients with AF. The primary endpoint of the GENETIC-AF trial was the prevention of AF in these patients. We believe the treatment of AF in HFmrEF patients is an unmet medical need with a near term and straightforward regulatory pathway. We believe there are product indication expansion opportunities for Gencaro for the entire spectrum of heart failure, including HFrEF and HFpEF patients with AF, other cardiac arrhythmias, and new formulation development. We are seeking the support of strategic partners to develop these opportunities. Finally, we have developed and patented an isomer version of bucindolol, which appears to be substantially more potent than the current formulation.

We do not expect to pursue development of Gencaro for HFmrEF patients with AF or other disease indications without obtaining additional funding or entering into a strategic partnership or collaboration. We believe Gencaro has potential to address these additional indications, and that the clinical response of patients with these diseases may be genetically influenced, based on the same genetic markers we have identified for our proposed treatment of AF with Gencaro.

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

We are currently designing the preclinical development plan for AB171 and initiated IND enabling activities during 2018, and subject to availability of capital, to be followed by nonclinical studies with AB171 to support future submission of an IND application, as a potential genetically-targeted treatment for HF and peripheral arterial disease.

We also have exclusive pharmacogenetic and other patent rights to drug candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.

Competition

Current HF treatments include three beta-blockers approved for heart failure in the Unites States. However, their efficacy in providing control of the arrhythmia caused by AF, or rhythm control, is only mild. It is also now acknowledged that evidence is lacking that the approved beta-blockers provide outcome benefits for patients who develop permanent AF. Furthermore, these drugs have not demonstrated efficacy for patients with HFmrEF, a population included in the Gencaro development program. Current AF treatments include pharmaceutical, procedural or device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with heart failure.

Drugs that are currently approved or used for the treatment or prevention of AF in HF, including HFmrEF, either have not demonstrated efficacy in these patients, or have notable risks due to adverse side effects or lack sufficient efficacy. Therefore, in HF, and specifically in HFmrEF patients, we believe there is a substantial unmet medical need for AF therapies that are more effective and have fewer side effects than those currently available. We believe that Gencaro’s treatment of AF in HF patients could provide a more effective and safer pharmacotherapy than treatments currently used in these patients.

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat cardiovascular conditions. Most of these companies have significantly greater financial, product development, manufacturing, and commercial resources than we have.

If approved, the drugs which Gencaro would potentially compete with are largely generic in the United States. Gencaro would be priced at a premium compared to these therapies. In addition, our proposed prescribing information for Gencaro includes a recommendation for genetic testing, which will add additional procedures to the process of prescribing Gencaro, which, together with its premium price, could make it more difficult for us to compete against existing or future therapies.

Manufacturing and Product Supply

Gencaro is a small molecule drug with an established manufacturing history. Multiple manufacturers of both the active pharmaceutical ingredients, or API, and drug product have successfully produced Gencaro for use in clinical trials over the course of its clinical development. We outsource all manufacturing and analytical testing of the Gencaro API and drug product. We have selected third party contract manufacturing organizations on the basis of their technical and regulatory expertise. Our approach with our contract manufacturing partners has been to replicate the manufacturing processes that were used to support the prior pivotal clinical trial with Gencaro, and to minimize any changes from these baseline processes, thereby reducing technical and regulatory risk. We contracted with Groupe Novasep to complete the drug substance registration batches required for the Gencaro NDA. These batches were successful, and the resulting drug substance was used to supply the drug product registration campaign. Remaining inventory was placed in current Good Manufacturing Practice, or cGMP, storage to provide a backup supply for the GENETIC-AF trial, and for use as an initial source of drug substance to support eventual product launch, if approved.

For drug product production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. Gencaro is produced in a tablet form, utilizing standard solid oral dosage processing techniques. Six separate dosage strengths were manufactured, with the maximum recommended dose of 50mg twice daily for patients weighing 75kg or less and 100mg twice daily for patients weighing more than 75kg. Registration batches were successfully completed by Patheon, Inc. and tablets from these runs were placed in cGMP storage to supply the GENETIC-AF trial. In addition, we contracted with a separate service provider for packaging and distribution of our clinical trial materials.

Research and Development Expenses

Our research and development expenses were $4.2 million for the year ended December 31, 2018 as compared to $14.1 million for 2017, a decrease of approximately $9.8 million. Subject to securing significant additional financing, we anticipate initiating our PRECISION‑AF clinical trial in the fourth quarter of 2019. R&D expense in 2019 is expected to be higher than 2018, if we initiate our PRECISION‑AF clinical trial. If we are unable to initiate our PRECISION‑AF clinical trial, then R&D expense is expected to be lower than 2018.

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

NDA Submission. In the United States, the results of preclinical and clinical testing along with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA. Under the current Prescription Drug User Fee Act, or PDUFA, after submission of an NDA and payment, or waiver, of the required fee, the FDA’s goal is to review most standard NDAs within 10 months from the time that a sponsor’s application is accepted as filed by the FDA, which can occur within a 60-day window following the initial submission of the application. At the end of the 10 months, the FDA’s goal is to issue a “complete response,” or approve the NDA. While FDA’s goal is to issue a complete response within 10 months, the process may take longer than 10 months, particularly if multiple review cycles are required. Gencaro has been granted Fast Track Designation which allows for a rolling review of a marketing application. A rolling review allows FDA to consider reviewing portions of an NDA before the sponsor submits the complete application.

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

A Supplementary Protection Certificate, or SPC, is a form of patent term extension that is available for pharmaceutical products approved for marketing in the European Union, or EU. We obtained a patent in Europe on methods for using Gencaro that is similar to US Patent 7,678,824 (EP 1802775); this EU patent is in force in certain countries in Europe, including the United Kingdom, France, Germany, Italy and Spain. We believe that this patent may be eligible for an SPC, if Gencaro is approved for marketing in any European country in which the patent is in force, which could provide up to five years of additional patent life. We believe that our patents in other jurisdictions may also be eligible for similar term extensions.

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

Intellectual Property

The future success of our business will partly depend on our ability to maintain market exclusivity for Gencaro, if approved, in the United States and important international markets, and for other products or product candidates that we may acquire or develop. We will rely on statutory protection, patent protection, trade secrets, know-how, and in-licensing of technology rights to maintain protection for our products.

We believe that both patent protection and data exclusivity statutes will give Gencaro, if approved, market exclusivity in the United States and in major international markets. If approved by the FDA or international regulatory agencies, Gencaro will qualify as a New Chemical Entity, or NCE, as it has never received regulatory approval in any jurisdiction. As an NCE, Gencaro, if approved, will enjoy market exclusivity in the United States and most international markets under data exclusivity statutes. These laws provide for an exclusivity period beginning from regulatory approval, during which any generic competitor is barred from submitting an application that relies on the data that has been submitted in connection with the approval of the NCE. In the United States, the Hatch-Waxman Act provides for an initial period of up to five years from approval of the NCE, during which a generic application attempting to rely on the data submitted for the NCE cannot be filed with the FDA. This period can be effectively extended to seven and one-half years from FDA approval because a provision of the Hatch-Waxman Act provides for an automatic 30-month extension of the exclusivity period if we promptly pursue litigation against a company attempting to enter the market with a generic for a drug that is covered by a composition of matter or method of use patent.

Many international markets have data exclusivity statutes that are analogous to Hatch-Waxman and sometimes more protective. The analogous statute in the European Medicines Evaluation Agency will, in general, provide Gencaro with a minimum of ten years of protection from marketing approval before such a generic application may be approved. Protection under Hatch-Waxman and other data exclusivity statutes is sometimes considered superior to patent protection, as the generic cannot be marketed during the period of exclusivity, thus eliminating the need to initiate patent infringement litigation with its accompanying risks and costs.

In addition to protection under data exclusivity statutes, we believe that Gencaro’s patent portfolio will also provide market exclusivity, if approved. We have been granted patents in the United States and Europe that claim the use of Gencaro in patients predicted to have a favorable response to the drug based on genetic polymorphisms in the genes encoding the beta-1 and/or alpha-2C receptors. We believe that this patent strategy may deter generic competition because of the threat of patent litigation or may exclude generic competition from the market until the patents expire if we are successful in litigation. Consequently, if our patent strategy is successful, we believe we may avoid generic competition with Gencaro in the United States or certain countries in Europe until at least the expiration of these patents, which would be no earlier than 2026 in the United States and into 2025 in Europe. In addition, we believe that if Gencaro is approved, any one of our U.S. patents may be entitled to an extension of its term and the European patent may be entitled to an extension through a supplemental protection certificate in one or more countries in Europe. The length of any such extension may vary by country. We cannot predict whether any such extensions will be granted, but if they are, they may provide market exclusivity for Gencaro into approximately 2031 in the United States and Europe. In addition, we were granted a patent on the S-isomer formulation of Gencaro, which we believe could be important in Gencaro’s future development and could extend market exclusivity of the S-isomer form in the United States to approximately 2034, assuming it is the first approved formulation.

For AB171, the European Patent Office issued patent on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting. The European patent, entitled “Methods and Compositions for Cardiovascular Diseases and Conditions,” provides protection for this novel approach to treating patients with cardiovascular disease and conditions. The European patent has been validated in ten countries: Denmark, France, Germany, Ireland, Italy, Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We have related patent applications pending at the United States Patent Office and Canadian Intellectual Property Office.

We also have other patent rights in additional drug candidates having possible indications in cardiovascular disease, oncology, and other therapeutic areas; these are in both early and later stages of development. We may seek collaborators to assist us in the development of these candidates or we may seek to raise funds to advance the development of the compounds on our own.

Employees

As of December 31, 2018, we had 15 full-time employees. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We believe our cash and cash equivalents balance as of December 31, 2018, together with the $2.4 million of net proceeds raised in 2019 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the third quarter of 2019. In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In January 2019, we further amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.5 million, from $10.2 million to $12.7 million. As of February 22, 2019, we have sold an aggregate of 9,242,406 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $12.6 million. Net proceeds received in the period were approximately $11.9 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2018, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2018 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accounting firm concluded as of December 31, 2018 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued. We believe our cash and cash equivalents balance as of December 31, 2018, together with the $2.4 million of net proceeds raised in 2019 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the third quarter of 2019. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014. Enrollment was completed in August 2017 having randomized 267 HFrEF patients with AF. The Phase 2B trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We received guidance from the FDA following an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro as a potential genetically-targeted treatment for AF patients with HF with the beta‑1 389 arginine homozygous genotype. In consultation with the FDA, we developed key elements of the Phase 3 clinical trial needed to support a potential NDA, details of which were confirmed via the FDA SPA process. Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing, even if we enter into a strategic collaboration.

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

We have received an SPA agreement from the FDA relating to our planned Phase 3 program for Gencaro. This SPA agreement does not guarantee approval of Gencaro or any other particular outcome from regulatory review.

Following our End-of-Phase 2 meeting with the FDA, we requested agreement from the FDA under a SPA for our planned Phase 3 clinical trial of Gencaro, which we received in February 2019. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

However, a SPA agreement does not guarantee approval of a product candidate, even if the trial is conducted in accordance with the protocol. Moreover, the FDA may revoke or alter our SPA agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, we fail to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by us in our request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Even though we obtained an agreement on our SPA, we cannot assure you that our planned Phase 3 clinical trial will succeed, will be deemed binding by the FDA under our SPA agreement, or will result in any FDA approval for Gencaro. Moreover, if the FDA revokes or alters its agreement under our SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

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

We have received three potential delisting notices from Nasdaq since 2012. In 2012, 2015 and 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days. We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012 and 2015 notices, effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015. On April 11, 2018, we received notification from Nasdaq, or the Notice, of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days. On October 9, 2018, we received a written notification from NASDAQ granting an additional 180 calendar day period, until April 8, 2019, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a closing bid of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 day period. If our stock does not trade above these levels, we may seek to execute a reverse split of our common stock in order to regain compliance. This second 180 day period relates exclusively to the bid price deficiency and ARCA could be delisted during the 180 day period for failure to maintain compliance with any other listing requirements that occurs during the 180 day period. In October 2018, we held a special meeting of our stockholders, at which our stockholders approved a series of certificates of amendment to our restated certificate of incorporation, as amended, to effect a reverse split of our outstanding common stock, at a ratio of between 1‑for‑3 and 1-for-20, inclusive, and to authorize our board of directors to, for a period of up to one-year, to select and file such a certificate of amendment to effect such a reverse split of our outstanding common stock, if, in the judgment of our board of directors, it is deemed necessary. However, our board of directors has yet to approve any such stock split, and, even if effected, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. We cannot provide any assurance when or if the closing bid price of our common stock will again be greater than $1.00. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of February 22, 2019, the closing price of our common stock was $0.46 per share, rounded to the nearest penny, and the total market value of our listed securities was approximately $8.4 million. As of December 31, 2018, we had stockholders’ equity of $6.0 million.

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

For example, GENETIC-AF was designed as an adaptive trial. The DSMB conducted a pre-specified interim analysis of study endpoints for efficacy, safety and futility. Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B trial with no changes to the trial design, rather than transition GENETIC-AF to a Phase 3 trial. In February 2018, we announced top-line results of the Phase 2B trial, which indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). We have not determined if these results of GENETIC-AF, and cannot predict if the results from a future Phase 3 clinical trial, even with a SPA agreement, would allow us to obtain regulatory approval for Gencaro.

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

The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization. Changes to regulatory advice could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may otherwise be approvable. In July 2011, the FDA issued draft guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. The approval or clearance of the companion diagnostic would occur through the FDA’s Center for Devices and Radiological Health. In 2014, the FDA issued guidance on in vitro companion diagnostic devices. The guidance allows for flexibility by the FDA in the case of therapeutic products to treat serious conditions for which no alternative treatment exists and the benefits of using the companion diagnostic outweigh the risk, but it is unclear how this discretion may be applied by the agency with respect to the companion diagnostic test related to any Gencaro clinical trials. The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

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

We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2018, we had approximately 13.9 million shares of common stock outstanding, 20% of which is approximately 2.8 million shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.” In January 2019, we further amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.5 million, from $10.2 million to $12.7 million. As of February 22, 2019, we have sold an aggregate of 9,242,406 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $12.6 million. Net proceeds received in the period were approximately $11.9 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus. Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. We enrolled 267 HFrEF patients with AF in the Phase 2B trial. We reported top-line Phase 2B data in February 2018. In the third quarter of 2018, we submitted a SPA to the FDA for a Phase 3 clinical trial. In February 2019, the FDA has approved our SPA request. Even though the FDA approved our SPA, this product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with our SPA agreement or further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2018, our research and development activities were dedicated to Gencaro and initiating IND-enabling development activities with AB171. We expect our research and development activities in 2019 will be focused on regulatory activities related to Gencaro, initiating the PRECISION‑AF clinical trial, subject to obtaining additional financing, and continuing IND-enabling development activities with AB171. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including, without limitation, the European Union Directive 95/46/EC, or the Directive, and the European Union’s General Data Protection Regulation, or the GDPR, that became effective in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The Directive and the GDPR prohibits, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2018, approximately 13.9 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2018, approximately 2.7 million shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 2.4 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2018, there were approximately 604,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2019 and thereafter. If and when these options are exercised and these restricted stock units are vested, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options and restricted stock units may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options and vesting of the restricted stock units, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 7, 2011, our common stock began trading on The Nasdaq Capital Market under the symbol “ABIO”, and was previously traded under the same symbol on The Nasdaq Global Market. Prior to completion of the merger with Nuvelo, Nuvelo’s common stock traded under the symbol “NUVO” on The Nasdaq Global Market from January 31, 2003 to January 27, 2009 (except for the period between June 19, 2003 and March 19, 2004, where it temporarily traded under the symbol “NUVOD”). Stockholders

As of February 22, 2019, we had approximately 47 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock as of such date was $0.46 per share, rounded to the nearest penny.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2018, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

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

Overview

We are a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of each patient through the ability to classify individuals into subpopulations that differ in their susceptibility to a particular disease, in the biology and/or prognosis of those diseases they may develop, or in their response to a specific treatment. Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that we are developing to treat atrial fibrillation, or AF, in certain patients who also have heart failure, or HF.

Gencaro has a mechanism of action that we believe is unique in the beta-blocker drug class and is modulated by a specific genotype. We estimate this genotype is present in about 50% of North American and European general populations. We believe that Gencaro’s potential efficacy is enhanced in treating patients who have this genotype and, if Gencaro is approved by the U.S. Food and Drug Administration, or the FDA, Gencaro could potentially be a safe and effective therapy for treating AF in patients who have HF. We also believe that Gencaro, if approved, will have market exclusivity based on patents and new chemical entity status, if approved in the United States, Europe or other markets.

In February 2018, we reported the results of our Phase 2B clinical trial, known as GENETIC-AF, in which we evaluated Gencaro for the prevention of AF recurrence in patients with HF and a left ventricular ejection fraction, or LVEF, < 0.50. This population included 267 patients that had HF with reduced LVEF < 0.40, or HFrEF, or HF with mid-range LVEF ≥ 0.40 and < 0.50, or HFmrEF. GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF. There are no approved or guideline recommended drug therapies for prevention of AF in HFmrEF patients, which constituted approximately one-half of the GENETIC-AF patients.

In GENETIC-AF, Gencaro was observed to have a similar treatment effect to TOPROL-XL (metoprolol succinate) in the overall population for prevention of AF recurrence. However, additional analyses prespecified in the statistical analysis plan showed statistically significant treatment effects in favor of Gencaro in the majority of the Phase 2B population (N=196; HR=0.54; p = 0.011). Gencaro also showed statistically significant treatment effects compared to TOPROL-XL for the prevention of AF recurrence in a subset of these patients with HFmrEF (N=91; HR=0.42; p = 0.017). We plan to conduct a pivotal Phase 3 trial, known as PRECISION-AF, evaluating Gencaro in HFmrEF patients because of Gencaro’s observed potential treatment effect in these patients in GENETIC‑AF.

In February 2019, we received a Special Protocol Assessment, or SPA, agreement with the FDA in support of our planned Phase 3 clinical program. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy and safety. Upon specific request by a clinical trial sponsor, the FDA evaluates the protocol and responds to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate for the indication studied. An SPA agreement can potentially reduce the regulatory risk of bringing a drug to market.

To support the continued development of Gencaro, including the planned PRECISION-AF clinical trial, we will need additional financing to fund the Phase 3 trial and our general and administrative costs through its projected completion. Considering the substantial time and costs associated with the development of Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we may also pursue partnering and licensing opportunities, a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of December 31, 2018, together with the $2.4 million of net proceeds raised in 2019 from sales of our common stock, will be sufficient to fund our operations, at our current cost structure, through the third quarter of 2019. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In January 2019, we amended the amended sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.5 million, from $10.2 million to $12.7 million. As of February 22, 2019, we have sold an aggregate of 9,242,406 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $12.6 million. Net proceeds received in the period were approximately $11.9 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

On October 18, 2018, we held a special meeting of our stockholders to approve a series of certificates of amendment to the Company’s restated certificate of incorporation, as amended, to effect a reverse split of the Company’s outstanding common stock, at a ratio of between 1-for-3 and 1-for-20, inclusive, and to authorize the Company’s board of directors to, for a period of up to one-year, select and file such a certificate of amendment to effect such a reverse split of the Company’s outstanding common stock, if, in the our board’s judgment, it is deemed necessary. Our board of directors has not selected a ratio for the reverse split.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

Our research and development expenses were $4.2 million for the year ended December 31, 2018 as compared to $14.1 million for 2017. The $9.8 million decrease in research and development expenses in 2018 as compared to 2017 was primarily related to our GENETIC-AF clinical trial that was completed in 2017.

Clinical expense decreased approximately $7.5 million for the year ended December 31, 2018. The decrease was related to our GENETIC-AF clinical trial that was completed in 2017.

Manufacturing process development costs decreased approximately $2.1 million for the year ended December 31, 2018 compared to 2017. The decrease was a result of decreased production of clinical trial materials used in our GENETIC-AF clinical trial that was completed in 2017.

Subject to securing significant additional financing, we anticipate initiating our PRECISION‑AF clinical trial in the fourth quarter of 2019. R&D expense in 2019 is expected to be higher than 2018, if we initiate our PRECISION‑AF clinical trial. If we are unable to initiate our PRECISION‑AF clinical trial, then R&D expense is expected to be lower than 2018.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $3.9 million for the year ended December 31, 2018, compared to $4.6 million for 2017, a decrease of approximately $0.8 million. The decrease in expenses during 2018 was comprised primarily of decreased personnel costs, non-cash stock-based compensation expense, consulting costs, professional fees and travel costs in 2018, as compared to 2017.

G&A expenses in 2019 are expected to be consistent with those in 2018 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $162,000 for the year ended December 31, 2018 as compared to $167,000 for 2017, resulting in a decrease of $5,000. This decrease was due lower marketable securities balances as we funded our operations. We expect interest income to be lower in 2019 than in 2018, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $8,000 for the year ended December 31, 2018 as compared to $6,000 for 2017. The amounts were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2019.

Income Tax Benefit

Income tax benefit was $31,000 for the year ended December 31, 2018 as compared to $61,000 for 2017, related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$6,608	$8,702
Marketable securities, short-term	—	3,050
Cash, cash equivalents and marketable securities	$6,608	$11,752

As of December 31, 2018, we had total cash, cash equivalents and marketable securities of approximately $6.6 million, as compared to $11.8 million as of December 31, 2017. The net decrease of $5.1 million during the year primarily reflects the approximately $8.2 million of cash used to fund operating activities during year ended December 31, 2018, partially offset by $3.4 million of cash proceeds from sales of our common stock.

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

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,244)	$(17,472)
Investing activities	3,046	12,926
Financing activities	3,104	5,847
Net (decrease) increase in cash and cash equivalents	$(2,094)	$1,301

Net cash used in operating activities for the year ended December 31, 2018 decreased approximately $9.2 million compared with 2017. This was primarily due to a lower net loss in 2018, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash provided by investing activities for the year ended December 31, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities, offset by $4,000 for the purchase of property and equipment. Net cash provided by investing activities for the year ended December 31, 2017 was $12.9 million, consisting of $18.4 million of proceeds from the maturities of marketable securities, offset by $5.5 million for the purchases of marketable securities and $3,000 for the purchase of property and equipment.

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2018 representing $3.4 million of net proceeds from sales of our common stock pursuant to our sales agreement, less $0.3 million in payments on a vendor financing arrangement. Net cash provided by financing activities was $5.8 million for the year ended December 31, 2017 representing $6.1 million of net proceeds from sales of our common stock pursuant to our sales agreement, less $0.3 million in payments on a vendor financing arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, as amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In January 2019, we amended the amended sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement by approximately $2.5 million, from $10.2 million to $12.7 million. As of February 22, 2019, we have sold an aggregate of 9,242,406 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $12.6 million. Net proceeds received in the period were approximately $11.9 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

Our liquidity and our ability to raise additional capital or complete any strategic transaction depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials, including PRECISION‑AF, in order to gain possible regulatory approval for Gencaro or any other product candidate;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	our ability to control costs associated with its operations;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

We believe that our cash and cash equivalents as of December 31, 2018, together with the $2.4 million of net proceeds raised in 2019 from sales of our common stock, will be sufficient to fund our operations, at our projected cost structure, through the third quarter of 2019. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially. We will need to raise additional capital to fund future operations and any additional development of Gencaro or any other product candidates. Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

Accrued Outsourcing Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued outsourcing expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. Examples of estimated accrued outsourcing expenses include contract service fees, such as fees payable to contract manufacturers in connection with the production of materials related to our drug product, and service fees from clinical research organizations. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

February 27, 2019

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2018	2017
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,608	$8,702
Marketable securities	—	3,050
Other current assets	169	547
Total current assets	6,777	12,299
Property and equipment, net	24	42
Other assets	24	24
Total assets	$6,825	$12,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230	$622
Accrued compensation and employee benefits	150	757
Accrued expenses and other liabilities	413	691
Total current liabilities	793	2,070
Deferred rent, net of current portion	—	20
Total liabilities	793	2,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2018 and 2017; 13,924,058 and 11,775,062 shares issued and outstanding at December 31, 2018 and 2017, respectively	14	12
Additional paid-in capital	144,952	141,266
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(138,934)	(131,001)
Total stockholders’ equity	6,032	10,275
Total liabilities and stockholders’ equity	$6,825	$12,365

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2018	2017
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$4,239	$14,076
General and administrative	3,879	4,636
Total costs and expenses	8,118	18,712
Loss from operations	(8,118)	(18,712)

Interest and other income	162	167
Interest expense	(8)	(6)
Loss before income taxes	(7,964)	(18,551)
Income tax benefit	31	61
Net loss	$(7,933)	$(18,490)

Change in unrealized loss on marketable securities	2	17
Comprehensive loss	$(7,931)	$(18,473)

Net loss per share:
Basic and diluted	$(0.57)	$(1.77)
Weighted average shares outstanding:
Basic and diluted	13,849,055	10,431,391

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2016	9,082,366	$9	$134,715	$(19)	$(112,511)	$22,194
Issuance of common stock for cash, net of offering costs	2,677,525	3	6,093	—	—	6,096
Issuance of common stock upon vesting of Restricted Stock Units	15,171	—	—	—	—	—
Share-based compensation	—	—	458	—	—	458
Change in unrealized loss on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(18,490)	(18,490)
Balance, December 31, 2017	11,775,062	12	141,266	(2)	(131,001)	10,275
Issuance of common stock for cash, net of offering costs	2,133,828	2	3,413	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	15,168	—	—	—	—	—
Share-based compensation	—	—	273	—	—	273
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(7,933)	(7,933)
Balance, December 31, 2018	13,924,058	$14	$144,952	$—	$(138,934)	$6,032

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,933)	$(18,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	27
Amortization of other assets	—	329
Amortization of premiums and discounts on marketable securities	2	119
Share-based compensation	273	458
Change in operating assets and liabilities:
Other current assets	689	437
Accounts payable	(392)	(583)
Accrued compensation and employee benefits	(607)	38
Accrued expenses and other liabilities	(298)	193
Net cash used in operating activities	(8,244)	(17,472)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(3)
Purchases of marketable securities	—	(5,471)
Proceeds from maturities of marketable securities	3,050	18,400
Net cash provided by investing activities	3,046	12,926
Cash flows from financing activities:
Proceeds from the issuance of common stock	3,532	6,551
Common stock offering costs	(117)	(448)
Repayment of principal on vendor finance agreement	(311)	(256)
Net cash provided by financing activities	3,104	5,847
Net (decrease) increase in cash and cash equivalents	(2,094)	1,301
Cash and cash equivalents, beginning of year	8,702	7,401
Cash and cash equivalents, end of year	$6,608	$8,702
Supplemental cash flow information:
Interest paid	$8	$6
Income tax refund received	$54	$38
Supplemental disclosure of noncash investing and financing transactions:
Common stock offering costs accrued but not yet paid	$—	$7
Change in unrealized loss on marketable securities	$2	$17

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a biopharmaceutical company applying a precision medicine approach to developing genetically-targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is an investigational, pharmacologically unique beta-blocker and mild vasodilator that ARCA is developing for the potential treatment of atrial fibrillation (AF) in certain patients who also have heart failure (HF).

In February 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in patients with heart failure with reduced left ventricular ejection fraction (HFrEF) and mid-range left ventricle ejection fraction (HFmrEF) against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug indicated for treating HFrEF that is also prescribed, but not approved, for treating AF in patients with HFrEF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The planned development program of Gencaro is, in part, based on the results of the Company’s completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients.

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 patients. The Company reported top-line Phase 2B trial data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate; however, trends for benefit in favor of bucindolol were observed in multiple subpopulations of patients in the trial. Based on these data, the Company believes further clinical development of Gencaro is warranted. Based on review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF.  The Company, in consultation with the FDA, developed key elements of the Phase 3 clinical trial needed to support a potential New Drug Application (NDA), details of which were submitted for evaluation and confirmed via the FDA’s Special Protocol Assessment (SPA) process in February 2019.

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

The Company believes that its cash and cash equivalents as of December 31, 2018, together with the $2.4 million of net proceeds raised in 2019 from sales of its common stock, as discussed in Note 11, will be sufficient to fund its operations, at its projected cost structure, through the end of the third quarter of 2019.  In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro or any other product candidates.  If the Company is delayed in completing or is unable to complete additional financing and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 as of January 1, 2018, had no impact to the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In July 2018, FASB issued ASU No. 2018‑11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to apply the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The Company has completed preliminary calculations of the impact that ASU 2016-02 will have on its financial statements and related disclosures and it is expected that the operating lease commitment discussed in Note 6 will be recognized as operating lease liability, at its present value, and the corresponding right-of-use asset will be recognized. The Company does not expect this guidance will have a material impact on the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the amendments on the financial statement disclosures. Since the amendments impact only disclosure requirements, the Company does not expect the amendments to have a material impact on the financial statements.

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

Accrued Outsourcing Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued outsourcing expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. Examples of estimated accrued outsourcing expenses include contract service fees, such as fees payable to contract manufacturers in connection with the production of materials related to the Company’s drug product, and service fees from clinical research organizations. The Company develops estimates of liabilities using its judgment based upon the facts and circumstances known at the time.

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

Because the Company reported a net loss for the years ended December 31, 2018 and 2017, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2018	2017
Potentially dilutive securities, excluded:
Outstanding stock options	604,003	611,975
Unvested restricted stock units	—	15,168
Warrants to purchase common stock	2,669,855	3,633,008
	3,273,858	4,260,151

(3) Marketable Securities and Fair Value Disclosures

There were no marketable securities as of December 31, 2018.  Marketable securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term available-for-sale securities:
Corporate bonds	$3,052	$—	$(2)	$3,050
Total	$3,052	$—	$(2)	$3,050

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

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2018
Money market	$6,529	$6,529	$—	$—
Total	$6,529	$6,529	$—	$—

December 31, 2017
Money market	$8,189	$8,189	$—	$—
Corporate bonds	3,725	—	3,725	—
Total	$11,914	$8,189	$3,725	$—

As of December 31, 2018 and 2017, the Company had $6.5 million and $8.9 million, respectively, of cash equivalents consisting of money market funds, and corporate bonds in 2017, with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices.  There were no transfers between any fair value hierarchy levels in 2018 or 2017.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2018 and 2017, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2018	December 31, 2017
Computer equipment	3 years	$65	$74
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	62	83
Computer software	3 years	70	85
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		398	443
Accumulated depreciation and amortization		(374)	(401)
Property and equipment, net		$24	$42

For the years ended December 31, 2018 and 2017, depreciation and amortization expense was $22,000 and $27,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2018 and 2017 was $325,000 and $418,000, respectively, of which $111,000 was unpaid and included in accrued expenses and other liabilities as of December 31, 2018.

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

Below is a summary of the future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2018 (in thousands):

2019	$83
Total future minimum lease payments	$83

Rent expense under these leases for the years ended December 31, 2018 and 2017 was $82,000 and $82,000, respectively.

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

In October 2017, the Company entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc. (Aeolus) pursuant to which the Company acquired Aeolus’ minority membership interest in CPEC.  The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations that could be payable by the Company, if Gencaro receives regulatory approval and is commercialized.  As a result of this transaction, the Company, together with Endo Pharmaceuticals, Inc., indirectly hold the remaining licensee rights of CPEC to certain Gencaro clinical data, as discussed above.  The acquisition cost of this interest did not have a material impact on the Company’s annual financial statements.

(7) Equity Financings and Warrants

2017 Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017 and January 25, 2019, the Company amended its Capital on Demand Sales Agreement. The amendments, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement from $7.3 million to $12.7 million (the Shares).

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

Under the amended Sales Agreement, the Company sold an aggregate of 2,133,828 and 2,677,525 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for net proceeds of approximately $3.4 million and $6.1 million during the years ended December 31, 2018 and 2017, respectively, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

See Note 11 for subsequent sales under the Sales Agreement.

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of December 31, 2018, these warrants, by year of expiration, are summarized below:

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

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2018, options and awards for 597,342 shares were outstanding under the Equity Plan, and 615,976 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2018, options to purchase 5,383 shares with a weighted average exercise price of $102.16 per share were outstanding under this plan. Other stock plans that were assumed by ARCA in the Merger still have options outstanding that will continue to vest according to the original terms of each grant, but no new options can be granted under these plans, as the plans have expired.  As of December 31, 2018, options to purchase 1,278 shares with a weighted average exercise price of $233.94 were outstanding under these plans.

The Company granted options for 40,000 and 469,600 shares of common stock in the years ended December 31, 2018 and 2017, respectively. The fair values of employee stock options granted in the years ended December 31, 2018 and 2017 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

	Years Ended December 31,
	2018	2017
Expected term	5.3 years	5.8 years
Expected volatility	90%	73%
Risk-free interest rate	2.59%	1.99%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$0.52	$1.60

A summary of ARCA’s stock option activities for the years ended December 31, 2018 and 2017, and related information as of December 31, 2018, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2016	629,629	$6.30
Granted	469,600	2.54
Exercised	—	—
Forfeited and cancelled	(487,254)	3.05
Options outstanding - December 31, 2017	611,975	$6.00	8.14	$—
Granted	40,000	0.72
Exercised	—	—
Forfeited and cancelled	(47,972)	9.51
Options outstanding - December 31, 2018	604,003	$5.37	7.29	$—
Options exercisable - December 31, 2018	486,420	$6.04	7.13	$—
Options vested and expected to vest - December 31, 2018	603,842	$5.38	7.29	$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date.  As of December 31, 2018, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $186,000 which is expected to be recognized over a weighted average period of 1.1 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

Restricted Stock Units

The Company began granting restricted stock units (RSUs) to employees during 2013 in conjunction with the adoption of the Equity Plan.  The fair value of RSU awards is the closing price of the Company’s common stock on the date of grant and was recognized as compensation expense on a straight-line basis over the respective vesting period. The stock awards granted had a requisite service period between three and four years with annual vesting on the grant anniversary date.

A summary of RSU activity for the years ended December 31, 2018 and 2017 is presented below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2016	30,739	$7.91
Granted	—	—
Vested and released	(15,171)	7.94
Forfeited and cancelled	(400)	6.03
RSUs outstanding - December 31, 2017	15,168	$7.94
Granted	—	—
Vested and released	(15,168)	7.94
Forfeited and cancelled	—	—
RSUs outstanding - December 31, 2018	—	$—

As of December 31, 2018, all compensation cost related to stock awards was recognized.

Non-cash Stock-based Compensation

For the years ended December 31, 2018 and 2017, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2018	2017
Research and development	$117	$169
General and administrative	156	289
Total	$273	$458

Stock-based compensation expense related to non-employees was negligible in 2018 and 2017.  ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $115,000 and $135,000 for the years ended December 31, 2018 and 2017, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2018, the Company has net operating loss carryforwards of approximately $165.2 million, and approximately $1.8 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards through December 31, 2017 will expire beginning 2025 through 2037.  The net operating loss carryforwards beginning in 2018, have no expiration, but are limited to 80% of taxable income. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions, and its offering of common stock completed in June 2015. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $43.5 million at December 31, 2018, reflecting an increase of approximately $1.9 million from December 31, 2017. During 2017, deferred tax assets decreased $20.1million related to the remeasurement of the deferred tax assets from 34% to the new 2018 U.S. Federal corporate income tax rate of 21%. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2018, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit for the years ended December 31, 2018 and 2017 were related to a federal research and experimentation income tax credits related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.  Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2018 and 34% for 2017, as a result of the following (in thousands):

	Years ended December 31,
	2018	2017
U.S. federal income tax benefit at statutory rates	$(1,666)	$(6,286)
State income tax benefit, net of federal benefit	(290)	(565)
Research and experimentation credits	(144)	(303)
Change in tax rate	—	20,085
Deferred tax asset adjustment	34	37
Other	134	122
Change in valuation allowance	1,901	(13,151)
Income tax benefit	$(31)	$(61)

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

	As of December 31,
	2018	2017
Net operating loss carryforwards	$40,742	$38,566
Charitable contribution carryforwards	433	455
Research and experimentation credits	1,796	1,682
Capitalized intangibles	409	608
Stock-based compensation	127	148
Depreciation and amortization	1	1
Accrued compensation	20	168
Other	1	—
Total deferred tax assets	43,529	41,628
Valuation allowance	(43,529)	(41,628)
Net deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2018 and 2017, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2018 and 2017.

.

(11) Subsequent Event

In January 2019, the Company amended the Sales Agreement to increase the maximum aggregate value of shares which it may issue and sell from time to time under the Sales Agreement by approximately $2.5 million, from $10.2 million to $12.7 million.  Subsequent to December 31, 2018, the Company sold an aggregate of 4,431,053 shares of its Common Stock pursuant to the terms of the Sales Agreement, as amended, for aggregate gross proceeds of approximately $2.5 million.  Net proceeds received in the period were approximately $2.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. As of February 22, 2019, the Company has sold all shares available under its current prospectus to the Company’s registration statement on Form S-3 (No. 333-217450).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2018 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of February 22, 2019 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	74	President and Chief Executive Officer and Director
Thomas A. Keuer	60	Chief Operating Officer
Christopher D. Ozeroff	60	Secretary, Senior Vice President and General Counsel
Brian L. Selby	57	Vice President, Finance and Chief Accounting Officer
Dr. Linda Grais (1) (2)*	62	Director
Dr. Raymond L. Woosley (2) (3)*	76	Director
Mr. Robert E. Conway (1)* (2)	65	Director
Mr. Dan J. Mitchell (1) (3)	61	Director
Dr. Anders Hove (3)	53	Director

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

Linda Grais, M.D. Dr. Grais has served as a member of the Board of Directors since May 2007.  Dr. Grais has been a director of Ocera Therapeutics, Inc., a public biopharmaceutical company, since January 2008 and became President and Chief Executive Officer of Ocera in June 2012, and served in that role until Ocera’s acquisition by Mallinckrodt Pharmaceuticals in December 2017. Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, magna cum laude, and Phi Beta Kappa, an M.D. from Yale Medical School and a J.D. from Stanford Law School. Since September 2015, Dr. Grais has served on the board of PRA Health Sciences, a public contract research organization. Dr. Grais also joined the boards of Corvus Pharmaceuticals and Zosano Pharma Corp., both publicly traded pharmaceutical companies, in January 2019. We believe Dr. Grais is an appropriate member of the Board of Directors because of her diverse training and experience as both a medical doctor and a lawyer, her experience as a founder and senior executive of a pharmaceutical company, and her experience as an investor in new life sciences companies. She also has extensive experience with and knowledge of the Company's business from her service on the Board of Directors of the Company since 2007.

Raymond L. Woosley, M.D., Ph.D. Dr. Woosley was appointed to the Board of Directors in July 2013. Since 2012, Dr. Woosley is the Director of the Arizona Center for Education and Research on Therapeutics (AzCERT), an independent, nonprofit research and education organization. Dr. Woosley is currently the President Emeritus of the Critical Path Institute (C-Path), a non-profit, public-private partnership with the Federal Food and Drug Administration, of which he was a founder in November 2004, and where he served as President, Chief Executive Officer and Chairman of the board of directors from 2005 to 2011. Since 2012, Dr. Woosley has also been the Director of AzCERT, an independent, nonprofit research and education organization. Since 2001, Dr. Woosley has also been a Professor of Medicine and Pharmacology at The University of Arizona Health Sciences Center (UAHSC), and, since 2012, Professor Emeritus, where he was also Vice President for Health Sciences from 2001 to 2005, and Dean of the College of Medicine from 2001 to 2002. Since 2015, he has been Professor of Medicine in the University of Arizona, College of Medicine-Phoenix. From 1988 to 2001, Dr. Woosley was a professor of medicine at the Georgetown University School of Medicine, where he was also Director of the Institute of Cardiovascular Sciences from 1994 to 2000, and Division Chief, Clinical Pharmacology, in the Department of Medicine from 1988 to 1994. Dr. Woosley earned his Ph.D. in Pharmacology from the University of Louisville and his M.D. from the University of Miami. Dr. Woosley’s research has been published in over 312 peer-reviewed publications and 50 book chapters. We believe Dr. Woosley is an appropriate member of the Board of Directors, given his expertise and experience in cardiovascular clinical pharmacology, anti-arrhythmic therapeutics, pharmacogenetic drug development and therapeutic regulatory approval.

Robert E. Conway Mr. Conway was appointed to the Board of Directors in September 2013, and has served as the Chairman of our Board of Directors since 2014.  Mr. Conway served as the Chief Executive Officer and member of the board of directors of Array Biopharma, a publicly traded pharmaceutical company, from 1999 to 2012.  Prior to joining Array, Mr. Conway was the Chief Operating Officer and Executive Vice President of Hill Top Research, Inc., from 1996 to 1999.  From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. including Corporate Vice President and General Manager of Corning Hazleton, Inc., a contract research organization.  From 2004 to 2013, he served on the board of directors of PRA International, Inc., which was a public company for a portion of his tenure there, from 2012 to the present, he has served on the board of directors of eResearch Technology, Inc., a private company, and from 2015 to July 2017, he has served on the board of directors of Nivalis Therapeutics, Inc. a public, clinical stage pharmaceutical company.  In July 2017, Nivalis Therapeutics, Inc. combined with Alpine Immune Sciences, Inc., a public, clinical stage pharmaceutical company, and Mr. Conway continues to serve on the board of directors following such combination.   In addition, Mr. Conway is a member of the Strategic Advisory Committee of Genstar Capital, LLC and is a member of the board of directors of CRF Bracket, Inc. and ClinOne, Inc.  Mr. Conway received a B.S. in accounting from Marquette University in 1976.  We believe Mr. Conway is an appropriate member of the Board of Directors given his experience and expertise in the pharmaceutical industry, in pharmaceutical development and clinical trials, and in corporate finance, governance, accounting and public company compliance.

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

Anders Hove, M.D. Dr. Hove has served as a member of the Board of Directors since February 2017.  Dr. Hove owns Acorn Capital Advisors and is a partner at Amzak Health, a partnership focusing on long-term investments in biotech, specialty pharma and medical device companies. Dr. Hove was most recently a general partner of Venrock Associates, a venture capital firm, which he joined in January 2004 and remained at through December 2016. In 2008, Dr. Hove was a founder of Venrock Healthcare Capital Partners, Venrock’s public funds focused on small capitalization biotech companies and late-stage private companies. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm, and from 2002 to 2003 he also served as Chief Executive Officer of Bellevue Asset Management, LLC, an investment company. Dr. Hove previously held senior level positions in the medical, clinical and business operations of the pharmaceuticals division of Ciba-Geigy and Novartis.  Mr. Hove was a member of the boards of directors of Anacor Pharmaceuticals, a publicly traded pharmaceutical company, from 2005 until its acquisition by Pfizer in June 2016, and Edge Therapeutics, a publicly traded biotechnology company, from 2015 to 2016.  In addition, Dr. Hove is a member of the board of directors of MC2 Therapeutics. He received a M.Sc. in Biotechnology Engineering from the Technical University of Denmark, an M.D. from the University of Copenhagen and an M.B.A. from the Institut Européen d'Administration des Affaires (INSEAD).  We believe Dr. Hove is an appropriate member of the Company’s Board of Directors, given his extensive training and experience as a medical doctor and masters of business administration, an executive in the pharmaceutical industry, and as an investor in biotechnology companies.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently two Class I directors whose terms expire at the annual stockholders’ meeting in 2019, two Class II directors whose terms expire at the annual meeting in 2020 and two Class III directors whose terms expire at the annual stockholders’ meeting in 2021.  The two Class I directors, Dr. Linda Grais and Dr. Anders Hove, are currently scheduled for re-election to the Board of Directors at the 2019 annual stockholders’ meeting, for a three-year term ending on the date of the annual meeting in 2022 or until their successors are duly elected and qualified or appointed.

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

To the Company’s knowledge, based solely upon its review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

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

Audit Committee

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.  As of December 31, 2018, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and Dr. Grais.  The Audit Committee met four times during the fiscal year.  The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

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

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2018, with management of the Company.  The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 1301, Communications with Audit Committees.  The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence.  Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In setting 2018 base salary and cash bonus award amounts for the Company’s named executive officers, the Compensation Committee considered peer group data and factors specific to the Company, and targeted cash compensation to be consistent with these metrics. The Compensation Committee recommended, and the Board of Directors approved, a base salary of $295,359 for Dr. Bristow, the Company’s President and Chief Executive Officer, a base salary of $294,170 for Mr. Keuer, the Company’s Chief Operating Officer, and a base salary of $288,683 for Mr. Ozeroff, the Company’s Senior Vice President and General Counsel, for the fiscal year ended December 31, 2016. In early 2017, the Compensation Committee recommended, and the Board of Directors approved cash bonuses based on previous performance for the Named Executive Officers (as defined below), and also approved increases to Named Executive Officer salaries for the fiscal year 2017 as described in below under “Executive Compensation.”  There were no changes to the Named Executive Officers’ salaries for 2018 and the Compensation Committee has yet to review or approve salaries for our Named Executive Officers in 2019.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. As of December 31, 2018, the Nominating and Corporate Governance Committee was composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). All members of the Nominating and Corporate Governance Committee in 2018 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met three times during the 2018 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

In 2018, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

Stockholder Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by e-mail by using the following email address: directors@arcabio.com; or by mail by following the directions as set forth on ARCA’s website at www.arcabio.com, under the section titled “Corporate Governance” and the subsection titled “Governance Documents”.

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2018 and December 31, 2017, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2018, collectively, the Named Executive Officers:

Summary Compensation Table for Fiscal 2018 and 2017

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Awards ($)(3)	All Other Compensation ($)	Total ($)
Michael R. Bristow President and Chief Executive Officer	2018	304,219	—	—	16,271	320,490
	2017	302,856	137,281	91,300	16,256	547,693
Thomas A. Keuer Chief Operating Officer	2018	303,000	—	—	23,786	326,786
	2017	301,642	80,428	54,500	20,597	457,167
Christopher D. Ozeroff Secretary, Senior Vice President and General Counsel	2018	297,343	—	—	12,914	310,257
	2017	296,011	76,654	53,500	12,110	438,275

(1)

The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year.  Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors and described in the narrative that follows.

(2)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures.  The vesting schedule for options included in the above table are included in the table of “Outstanding Equity Awards at Fiscal Year End” below. The value of stock option awards was estimated using the Black-Scholes option-pricing model.  The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2018.

(3)

Represents cash bonuses earned under the 2017 Bonus Plan.  Cash bonuses earned and reported above in 2017 were paid in 2018.  No 2018 cash bonus plan was adopted for the 2018 fiscal year and, accordingly, the Company does not anticipate paying any bonuses for 2018 performance in 2019.  See “Executive Compensation” for descriptions of the 2017 Bonus Plan.

Narrative Disclosure to Summary Compensation Table

Employment Agreements or Arrangements

Michael R. Bristow, M.D., Ph.D. Dr. Bristow serves as the Company’s President and Chief Executive Officer under an Employment and Retention Agreement dated as of June 4, 2008, as amended.  Pursuant to such employment agreement, Dr. Bristow is permitted to continue his academic work for the University of Colorado Health Sciences Center and for the Cardiovascular Institute, so long as it does not interfere with his duties as President and Chief Executive Officer of ARCA.

On February 16, 2017, the Board of Directors approved a 2017 base salary of $304,219 for Dr. Bristow.

On March 1, 2018, the Board of Directors approved a cash bonus of $91,300 for Dr. Bristow.  The cash bonus was earned under the 2017 Bonus Plan for services rendered in 2017.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2017 Bonus Plan. There were no changes to the Named Executive Officers’ salaries for 2018 and the Compensation Committee has yet to review or approve salaries for our Named Executive Officers in 2019.

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

On February 16, 2017, the Board of Directors approved a 2017 base salary of $303,000 for Mr. Keuer.

On March 1, 2018, the Board of Directors approved a cash bonus of $54,500 for Mr. Keuer.  The cash bonus was earned under the 2017 Bonus Plan for services rendered in 2017.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2017 Bonus Plan. There were no changes to the Named Executive Officers’ salaries for 2018 and the Compensation Committee has yet to review or approve salaries for our Named Executive Officers in 2019.

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

Christopher D. Ozeroff. Mr. Ozeroff serves as the Company’s Senior Vice President and General Counsel under an Employment and Retention Agreement dated as of June 12, 2008, as amended.

Under his employment agreement, Mr. Ozeroff is entitled to receive an annual base salary of $259,000, subject to annual increases if approved by the Company’s Board of Directors or Compensation Committee and is eligible to receive an annual bonus as determined by the Board of Directors or Compensation Committee in its sole discretion.

On February 16, 2017, the Board of Directors approved a 2017 base salary of $297,343 for Mr. Ozeroff.

On March 1, 2018, the Board of Directors approved a cash bonus of $53,500 for Mr. Ozeroff.  The cash bonus was earned under the 2017 Bonus Plan for services rendered in 2017.  See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2017 Bonus Plan. There were no changes to the Named Executive Officers’ salaries for 2018 and the Compensation Committee has yet to review or approve salaries for our Named Executive Officers in 2019.

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

2018 Cash Bonus Plan

The Compensation Committee and Board of Directors did not approve a bonus structure or goals for 2018. As such, the Company does not anticipate paying any cash bonuses to its Named Executive Officers in 2019 for performance in the 2018 fiscal year.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2018, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options (#) Exercisable	Options (#)Unexercisable	Price ($)	Expiration Date
Michael R. Bristow, President and Chief Executive Officer	596	—	233.94	1/23/2019
	380	—	124.74	2/18/2020
	714	—	94.08	5/20/2021
	28,142	—	9.66	9/16/2023
	12,260	—	9.66	9/16/2023
	7,357	—	13.65	2/26/2024
	3,700	—	4.69	2/11/2025
	22,667	4,533(1)(3)	3.30	6/8/2026
	25,667	16,333(2)(3)	2.50	2/15/2027
Thomas A. Keuer, Chief Operating Officer	584	—	121.80	6/25/2019
	190	—	124.74	2/18/2020
	476	—	94.08	5/20/2021
	4,775	—	9.66	9/16/2023
	1,428	—	10.85	10/14/2023
	1,500	—	13.65	2/26/2024
	1,950	—	4.69	2/11/2025
	13,000	2,600 (1)(3)	3.30	6/8/2026
	15,400	9,800 (2)(3)	2.50	2/15/2027
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel	152	—	124.74	2/18/2020
	476	—	94.08	5/20/2021
	6,091	—	9.66	9/16/2023
	1,500	—	13.65	2/26/2024
	1,850	—	4.69	2/11/2025
	12,334	2,466 (1)(3)	3.30	6/8/2026
	14,667	9,333 (2)(3)	2.50	2/15/2027

(1) Options vest in 36 monthly installments measured from June 9, 2016.

(2) Options vest in 36 monthly installments measured from February 16, 2017.

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

Option Exercises And Stock Vested

The following table sets forth certain information regarding option exercises and restricted stock units that vested during the year ended December 31, 2018, with respect to the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Michael R. Bristow	—	—	4,316	2,477
Thomas A. Keuer	—	—	2,429	1,403
Christopher Ozeroff	—	—	2,367	1,371

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

Director Compensation

The following table shows for the fiscal year ended December 31, 2018, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation for Fiscal 2018 (1)

	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	52,500	4,640	—	—	57,140
Raymond L. Woosley, M.D. (4)	50,000	4,640	—	—	54,640
Robert E. Conway (5)	80,000	4,640	—	—	84,640
Dan J. Mitchell (6)	47,500	4,640	—	—	52,140
Anders Hove (7)	40,000	4,640	—	—	44,640

(1)

Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2018, but did not receive any additional compensation for his service as a director.  Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

(2)

The amounts reported under “Option Awards” in the above table reflect the aggregate grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures.  The value of stock option awards was estimated using the Black-Scholes option-pricing model.  The valuation assumptions used in the valuation of option awards may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2018.

(3)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2018, for Dr. Grais was 30,138, of which all shares were fully vested.
(4)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2018, for Dr. Woosley was 29,063, of which all shares were fully vested.
(5)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2018, for Mr. Conway was 28,941, of which all shares were fully vested.
(6)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2018, for Mr. Mitchell was 28,438, of which all shares were fully vested.
(7)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2018, for Dr. Hove was 18,000, of which all shares were fully vested.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018, for all of our equity compensation plans:

	No. of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in

	Units (a)	($) (b)	Column(a) (c)
Equity compensation plans approved by security holders	604,003	5.37	615,976
Equity compensation plans not approved by security holders	—	—	—
Total	604,003	5.37	615,976

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of February 22, 2019, by: (i) each director and nominee for director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.  Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 11080 CirclePoint Road, Suite 140, Westminster, Colorado, 80020.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options, restricted stock units,  or warrants held by that person that are currently exercisable or exercisable within 60 days of February 22, 2019.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 18,335,111 shares of our Common Stock outstanding as of February 22, 2019.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	212,997	1.15%
Thomas A. Keuer (2)	56,990	*
Christopher D. Ozeroff (3)	58,898	*
Linda Grais, M.D. (4)	30,138	*
Robert E. Conway (5)	63,941	*
Raymond L. Woosley (6)	29,063	*
Dan J. Mitchell (7)	39,438	*
Anders Hove, M.D. (8)	18,000	*
All current directors and executive officers as a group (9 persons) (9)	548,400	2.93%
5% Stockholders
Tekla Life Sciences Investors (10)	1,135,718	6.08%
Renaissance Technologies LLC (11)	818,533	4.46%

*	Represents beneficial ownership of less than 1% of our Common Stock.

(1)

Includes the following owned by (i) Investocor Trust: 19,986 shares, Dr. Bristow is the sole trustee of Investocor Trust; (ii) NFS as Custodian for Michael Bristow’s IRA: (a) 25,459 shares and (b) 17,821 shares issuable upon the exercise of warrants, which warrants are immediately exercisable; and (iii) options to purchase 108,576 shares that are exercisable within 60 days of February 22, 2019.

(2)	Includes options to purchase 43,837 shares that are exercisable within 60 days of February 22, 2019.
(3)	Includes options to purchase 41,381 shares that are exercisable within 60 days of February 22, 2019.
(4)	Includes options to purchase 30,138 shares that are exercisable within 60 days of February 22, 2019.
(5)	Includes options to purchase 28,941 shares that are exercisable within 60 days of February 22, 2019.
(6)	Includes options to purchase 29,063 shares that are exercisable within 60 days of February 22, 2019.
(7)	Includes options to purchase 28,438 shares that are exercisable within 60 days of February 22, 2019.
(8)	Includes options to purchase 18,000 shares that are exercisable within 60 days of February 22, 2019.
(9)

See Notes (1) through (8) above. Also, includes additional options to purchase 38,934 shares that are exercisable within 60 days of February 22, 2019 beneficially owned by our executive officers not listed by name in the table above.

(10)

Based on a Schedule 13G/A filed with the SEC on February 12, 2019. Includes 324,491 shares issuable upon exercise of warrants, which warrants are immediately exercisable. Tekla Capital Management LLC (“TCM”), as an investment adviser to Tekla Life Sciences Investors (“HQL”), shares beneficial ownership over the shares held by HQL. Each of TCM and Daniel R. Omstead, through his control of TCM, has sole power to dispose of the shares beneficially owned by HQL. Neither TCM nor Daniel R. Omstead has the sole power to vote or direct the vote of the shares beneficially owned by HQL, which power resides in the fund’s Board of Trustees. TCM carries the voting of shares under written guidelines established by the funders Board of Trustees. The address for Tekla Life Sciences Investors is 100 Federal Street, 19th Floor, Boston, MA 02110.

(11)

Based upon a Schedule 13G filed with the SEC on February 12, 2019. Renaissance Technologies Holdings Corporation is deemed to beneficially own the shares owned by Renaissance Technologies LLC, because of Renaissance Technologies Holdings Corporation’s majority ownership of Renaissance Technologies LLC. The address for Renaissance Technologies Holdings Corporation and Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022.

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

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2017, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for 2017 and 2018, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado.  Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2018 and 2017 was approximately $325,000 and $418,000, respectively, of which $111,000 was unpaid and included in Accrued expenses and other liabilities as of December 31, 2018.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2018 and December 31, 2017, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2018	Fiscal Year Ended 2017
Audit Fees (1)	$154,500	$193,500
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
All Other Fees		-
Total Fees	$154,500	$193,500
(1)

Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2018, and December 31, 2017, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

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

     The Audit Committee pre-approved all audit related services rendered in 2018 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial statements filed as part of this Report are listed under Part II, Item 8, page 49 of this Annual Report on Form 10‑K.
2.

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.3	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.4	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.5	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3†	ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.1
10.4†	Amendment No. 1 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.2
10.5†	Amendment No. 2 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.3
10.6†	Amendment No. 3 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.4
10.7†	Amendment No. 4 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.5
10.8†	Amendment No. 5 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.6
10.9†	Amendment No. 6 to the ARCA Discovery, Inc. 2004 Stock Incentive Plan.	8-K	1/28/2009	10.7
10.10†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.8
10.11†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Non-Executive Incentive Stock Option Agreement.	8-K	1/28/2009	10.9

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.12†	ARCA biopharma, Inc. 2004 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement.	8-K	1/28/2009	10.10
10.13†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.14†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.15†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.16†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37
10.17†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.18†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.19	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.20†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.21	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.22†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.23†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.24†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.25	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.26	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.27	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.28	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated August 21, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
10.29	Amendment No. 2 to Capital on DemandTM Sales Agreement, dated January 25, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/25/2019	10.1
10.30§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.31	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.32	Form of Registration Rights Agreement.	8-K	12/22/2011	10.2
10.33	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.34	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.35	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.36	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.37	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.38	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.39	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.40	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.41	Subscription Agreement.	8-K	2/1/2013	10.1
10.42	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.42(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.43	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.44	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.45	Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective March 2, 2016.	8-K	3/7/2016	10.1
10.46†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.47†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.48†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.49†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.50†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.51†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.52†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.53†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.54†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.55†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

Date: February 27, 2019

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	February 27, 2019
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	February 27, 2019
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	February 27, 2019
Linda Grais
/s/ Raymond Woosley	Director	February 27, 2019
Raymond Woosley
/s/ Robert Conway	Director	February 27, 2019
Robert Conway
/s/ Daniel Mitchell	Director	February 27, 2019
Daniel Mitchell
/s/ Anders Hove	Director	February 27, 2019
Anders Hove