Form 10-Q
period 2019-03-31
ARCA biopharma, Inc.
filed 2019-05-08
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ABIO	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On May 6, 2019: 1,098,813

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,006	$6,608
Other current assets	513	169
Total current assets	8,519	6,777
Right-of-use asset - operating	44	—
Property and equipment, net	19	24
Other assets	24	24
Total assets	$8,606	$6,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$230
Accrued compensation and employee benefits	206	150
Accrued expenses and other liabilities	822	413
Total current liabilities	1,288	793
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2019 and December 31, 2018; 1,098,813 and 773,558 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	147,915	144,965
Accumulated deficit	(140,598)	(138,934)
Total stockholders’ equity	7,318	6,032
Total liabilities and stockholders’ equity	$8,606	$6,825

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$662	$1,720
General and administrative	1,119	1,053
Total costs and expenses	1,781	2,773
Loss from operations	(1,781)	(2,773)

Interest and other income	38	41
Interest expense	(3)	(3)
Loss before income taxes	(1,746)	(2,735)
Income tax benefit	82	—
Net loss	$(1,664)	$(2,735)

Change in unrealized loss on marketable securities	—	2
Comprehensive loss	$(1,664)	$(2,733)

Net loss per share:
Basic and diluted	$(1.86)	$(3.61)
Weighted average shares outstanding:
Basic and diluted	895,970	756,706

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2017	654,170	$1	$141,277	$(2)	$(131,001)	$10,275
Issuance of common stock for cash, net of offering costs	118,546	—	3,415	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	301	—	—	—	—	—
Share-based compensation	—	—	97	—	—	97
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(2,735)	(2,735)
Balance, March 31, 2018	773,017	1	144,789	—	(133,736)	11,054
Issuance of common stock upon vesting of Restricted Stock Units	528	—	—	—	—	—
Share-based compensation	—	—	60	—	—	60
Net loss	—	—	—	—	(2,116)	(2,116)
Balance, June 30, 2018	773,545	1	144,849	—	(135,852)	8,998
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,593)	(1,593)
Balance, September 30, 2018	773,545	1	144,907	—	(137,445)	7,463
Issuance of common stock upon vesting of Restricted Stock Units	13	—	—	—	—	—
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,489)	(1,489)
Balance, December 31, 2018	773,558	1	144,965	—	(138,934)	6,032
Issuance of common stock for cash, net of offering costs	325,304	—	2,900	—	—	2,900
Share-based compensation	—	—	50	—	—	50
Adjustment for fractional shares	(49)	—	—	—	—	—
Net loss	—	—	—	—	(1,664)	(1,664)
Balance, March 31, 2019	1,098,813	$1	$147,915	$—	$(140,598)	$7,318

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,664)	$(2,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	6
Amortization of right-of-use asset - operating	16	—
Amortization of premiums and discounts on marketable securities	—	2
Share-based compensation	50	97
Change in operating assets and liabilities:
Other current assets	5	287
Accounts payable	(2)	(14)
Accrued compensation and employee benefits	56	(518)
Accrued expenses and other liabilities	(32)	(196)
Net cash used in operating activities	(1,566)	(3,071)
Cash flows from investing activities:
Purchases of property and equipment	—	(1)
Proceeds from maturities of marketable securities	—	3,050
Net cash provided by investing activities	—	3,049
Cash flows from financing activities:
Proceeds from the issuance of common stock	3,081	3,532
Common stock offering costs	(117)	(116)
Net cash provided by financing activities	2,964	3,416
Net increase in cash and cash equivalents	1,398	3,394
Cash and cash equivalents, beginning of period	6,608	8,702
Cash and cash equivalents, end of period	$8,006	$12,096
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$82	$—
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$349	$311
Common stock offering costs accrued but not yet paid	$64	$1
Leased assets obtained in exchange for operating lease liabilities, upon adoption	$60	$—
Change in unrealized loss on marketable securities	$—	$2

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

In February 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in HF patients. In the trial, Gencaro was evaluated against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug indicated for the treatment of HF patients that is also prescribed, but not approved, for treating AF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes enhances Gencaro’s potential therapeutic effects.  The planned development program of Gencaro is, in part, based on the results of the Company’s completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients.

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 HF patients. The Company reported top-line Phase 2B trial data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate; however, trends for benefit in favor of bucindolol were observed in multiple subpopulations of patients in the trial. Based on these data, the Company believes further clinical development of Gencaro is warranted. Following review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF. The Company, in consultation with the FDA, developed key elements of the Phase 3 clinical trial needed to support a potential New Drug Application (NDA), details of which were submitted for evaluation and confirmed via the FDA’s Special Protocol Assessment (SPA) process in February 2019.

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

Due to the current status of the Gencaro development program, the current amount of cash and cash equivalents held, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives, and the uncertainty of the Company’s ability to raise a significant amount of capital, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued.  In May 2019, the Company has taken efforts to reduce personnel costs, including reduction of executive management salaries. The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement additional cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Reverse Stock Split

On April 3, 2019, the Company completed a 1-for-18 reverse stock split of its common stock.  All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full year ending December 31, 2019.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities on the Company’s March 31, 2019 balance sheet.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In July 2018, FASB issued ASU No. 2018‑11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients.  The guidance is effective for fiscal years beginning after December 15, 2018. The Company applied the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The Company adopted ASU 2016-02 effective January 1, 2019.  As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) a lease liability of approximately $80,000, which represents the present value of the remaining lease payments of approximately $83,000, discounted using the Company’s incremental borrowing rate of 7.5%, and (b) a right-of-use asset of approximately $60,000 which represents the lease liability of $80,000 adjusted for accrued rent of approximately $20,000. Adoption of this standard did not have a material impact on the financial statements.

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

Because the Company reported a net loss for the three months ended March 31, 2019 and 2018, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2019	2018
Potentially dilutive securities, excluded:
Outstanding stock options	33,281	35,603
Unvested restricted stock units	—	541
Warrants to purchase common stock	135,862	201,311
	169,143	237,455

(3) Fair Value Disclosures

There were no marketable securities as of March 31, 2019 or December 31, 2018.

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

•

Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.  The Company does not have any Level 2 assets or liabilities.

•	Level 3—Unobservable inputs for the asset or liability. The Company does not have any Level 3 assets or liabilities.

As of March 31, 2019 and December 31, 2018, the Company had $8.0 million and $6.5 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month period ended March 31, 2019.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2019	December 31, 2018
Computer equipment	3 years	$65	$65
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	62	62
Computer software	3 years	70	70
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		398	398
Accumulated depreciation and amortization		(379)	(374)
Property and equipment, net		$19	$24

For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was $5,000 and $6,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2019 and 2018 was $70,000 and $90,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  The lease includes a 36-month renewal option, which is at the Company’s sole discretion and is not reasonably certain to be exercised.  The lease includes real estate taxes and insurance, which is not a lease component and is not included in the lease obligation.  In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation. Future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2018 were $83,000.  Below is a summary of the future undiscounted minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2019 (in thousands):

Remainder of 2019	$60
Total future minimum lease payments	$60

Rent expense, which is included in general and administrative expense, for the three months ended March 31, 2019 and 2018 was $17,000 and $21,000, respectively.

Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the three months ended March 31, 2019 were $23,000. The weighted-average remaining lease term for the operating lease is 0.7 years. The weighted-average discount rate for the operating lease is 7.5%.

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

(7) Equity Financings and Warrants

At the Market Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017, January 25, 2019 and March 11, 2019, the Company amended its Capital on Demand Sales Agreement. The amendments, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement from $7.3 million to $13.3 million (the Shares).

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

Under the amended Sales Agreement, the Company sold an aggregate of 325,304, 118,546 and 148,751 shares of Common Stock, for net proceeds of approximately $2.9 million, $3.4 million and $6.1 million during the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, respectively, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of March 31, 2019, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2020	2,461	$287.28
2022	133,401	109.80
	135,862	$113.04

(8) Share-based Compensation

For the three month periods ended March 31, 2019 and 2018, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$23	$38
General and administrative	27	59
Total	$50	$97

Stock option transactions for the three month period ended March 31, 2019 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2018	33,503	$96.22	7.29
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(222)	1,579.97
Options outstanding at March 31, 2019	33,281	$86.32	6.98
Options exercisable at March 31, 2019	28,487	$93.61	6.85
Options vested and expected to vest	33,276	$86.33	6.98

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

Income tax benefit of $82,000 for the three months ended March 31, 2019 was related to a federal research and experimentation income tax credit related to the Protecting Americans from Tax Hikes Act of 2015 (PATH Act) which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, including our ability to secure sufficient financing to support our anticipated Phase 3 clinical trial of Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the third quarter of 2019, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any Phase 3 clinical trials for Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2018, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

In February 2018, we reported the results of our Phase 2B clinical trial, known as GENETIC-AF, in which we evaluated Gencaro for the prevention of AF recurrence in patients with HF. This population included 267 HF patients with a left ventricular ejection fraction, or LVEF, that ranged from 0.12 to 0.55. GENETIC-AF compared Gencaro to TOPROL-XL (metoprolol succinate), a drug approved for the treatment of HF patients with an LVEF<0.40 that is also prescribed, but not approved, for the treatment of AF. There are no approved or guideline recommended drug therapies for prevention of AF in HF patients with an LVEF ≥ 0.40.

In GENETIC-AF, Gencaro was observed to have a similar treatment effect to TOPROL-XL (metoprolol succinate) in the overall population for prevention of AF recurrence. However, additional analyses prespecified in the statistical analysis plan showed statistically significant treatment effects in favor of Gencaro in the majority of the Phase 2B population (N=196; HR=0.54; p = 0.011). Gencaro also showed statistically significant treatment effects compared to TOPROL-XL for the prevention of AF recurrence in a subset of these patients with an LVEF ≥ 0.40 (N=91; HR=0.42; p = 0.017). We plan to conduct a pivotal Phase 3 trial, known as PRECISION-AF, evaluating Gencaro in patients with mild-moderate left ventricular systolic dysfunction because of Gencaro’s observed potential treatment effect in these patients in GENETIC‑AF.

In February 2019, we received a Special Protocol Assessment, or SPA, agreement with the FDA in support of our planned Phase 3 clinical program to evaluate Gencaro for the prevention of AF recurrence in HF patients with an LVEF ≥ 0.40 and <0.50. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy and safety. Upon specific request by a clinical trial sponsor, the FDA evaluates the protocol and responds to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate for the indication studied. An SPA agreement can potentially reduce the regulatory risk of bringing a drug to market.

Based on recent analyses of the Phase 2 GENETIC-AF data, we believe Gencaro may also provide benefit for the prevention of AF recurrence in HF patients with an LVEF ≥ 0.50, known as HF with preserved ejection fraction, or HFpEF. During negotiations for our current SPA agreement, the FDA also suggested that we consider development of Gencaro for the prevention of AF recurrence in patients with HFpEF. Therefore, we are working with FDA to incorporate their prior guidance and expand the enrollment criteria of PRECISION-AF under our SPA agreement to include HF patients with LVEF ≥ 0.40 and ≤ 0.55.

To support the continued development of Gencaro, including the planned PRECISION-AF clinical trial, we will need additional financing to fund the Phase 3 trial and our general and administrative costs through its projected completion. Considering the substantial time and costs associated with the development of Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of March 31, 2019 will be sufficient to fund our operations, at our current cost structure, through the third quarter of 2019. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In January and March 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $13.3 million. As of May 6, 2019, we have sold an aggregate of 592,601 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $13.2 million. Net proceeds received in this offering were approximately $12.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

On April 3, 2019, we completed a 1-for-18 reverse stock split of our common stock.  All common share and per common share amounts included herein have been adjusted retroactively to reflect the effects of this action.

The Proposed Gencaro Phase 3 Clinical Trial

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HF patients. The study will enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have LVEF ≥ 0.40 and ≤ 0.55, a recent AF event, and the beta-1 389 arginine homozygous genotype which we believe responds most favorably to Gencaro. The planned trial will use standard significance criteria (p < 0.01 with adjustment for interim analysis) for the primary endpoint and will include an interim analysis after a portion of total patients have been enrolled. The interim analysis is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. Subject to securing additional financing, we anticipate initiating PRECISION-AF in the fourth quarter of 2019. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing, even if we enter into a strategic collaboration around the development of Gencaro.

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

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF/AFL or ACM. Patients had LVEF < 55%, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via implanted loop recorders or other implanted therapeutic devices of Medtronic, Inc., or Medtronic, a global healthcare solutions company, to evaluate daily AF burden, or AFB. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence.

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

We believe that the inclusion of a small number of patients in the trial (13.9% of overall population) with long-standing and heavily pretreated HF and AF led to attenuation of the treatment effect estimates for the primary endpoint of GENETIC-AF. Therefore, in accordance with procedures outlined in the Statistical Analysis Plan, post-hoc analyses were performed that excluded 37 patients with extraordinarily long durations of HF and AF (subjects who had been diagnosed with HF and/or AF for more than 12 years). In these analyses, we observed a trend for benefit in favor of Gencaro over TOPROL-XL by intermittent, clinic-based heart rhythm monitoring for the entire cohort (230 patients [N=115 for each treatment arm], hazard ratio of 0.68, [95% confidence interval: 0.45, 1.02]) and for the HFmrEF cohort (113 patients, hazard ratio of 0.61, [95% confidence interval: 0.34, 1.10]). The onset of AF relative to the development of HF was also identified in our post-hoc analyses to have a relationship to treatment effect. In these analyses, there was an attenuation of the treatment effect estimates for the primary endpoint in patients who had long-standing AF (i.e., more than 2 years) prior to developing HF. We believe this is due to differences in the underlying pathophysiology for AF patients who eventually develop HF compared to HF patients who subsequently develop AF. Therefore, a post-hoc analysis was performed in the above patient population (N=230) that excluded patients who had developed AF for more than 2 years prior to developing HF. In these analyses, a significant reduction in the GENETIC-AF primary endpoint was observed in the overall population (N=196; HR=0.54; 95% CI: 0.33, 0.87; p = 0.011) and in a cohort with an LVEF ≥ 0.40 and ≤ 0.55 (N=91; HR=0.42; 95% CI: 0.21, 0.86; p = 0.017). Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro can be successful using entry criteria to identify patients with the characteristics for disease duration and onset described above and outlined in the following table:

GENETIC-AF Subgroup Analysis: Time to First AF/AFL/ACM Event
Population Subpopulation	Time to AF/AFL/ACM
	N	HR (95% CI)	P-value
All Patients	267	1.01 (0.71, 1.42)	0.961
HF and AF for less than 12 years	230	0.68 (0.45, 1.02)	0.064
AF not more than 2 years prior to HF	196	0.54 (0.33, 0.87)	0.011
LVEF ≥ 0.40 and ≤ 0.55	91	0.42 (0.21, 0.86)	0.017
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

We believe data from the BEST trial indicate that Gencaro may have a genetically regulated effect in reducing or preventing AF in HF patients. A retrospective analysis of data from the BEST trial shows that all patients in the trial treated with Gencaro had a 41%

reduction in the risk of new onset AF (time-to-event) compared to placebo (p = 0.0004). In a substudy in the trial, which considered only patients with the genotype believed to enhance Gencaro’s efficacy (known as the beta-1 389 arginine homozygous genotype), patients treated with Gencaro experienced a 74% (p = 0.0003) reduction in risk of AF, based on the same analysis. In addition, the BEST study, the beta-1 389 arginine homozygous genotype Gencaro demonstrated enhanced efficacy in reducing mortality, hospitalizations, and ventricular tachycardia /ventricular fibrillation, or VT/VF. Furthermore, patients with a beta‑1 389 arginine homozygous genotype who entered the trial in AF had statistically significant reductions in major cardiovascular or HF mortality/hospitalization composite endpoints, which we believe is the first and thus far only demonstration of effectiveness of a beta-blocker in reducing major HF events in HF patients with permanent AF. The beta-1 389 arginine homozygous genotype was present in about 50% of the patients screened and all enrolled patients in the GENETIC-AF trial and 47% of the patients in the BEST pharmacogenetic substudy, and we estimate it is present in about 50% of the North American and European general populations.

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

Medtronic collaborated with us on the GENETIC-AF trial in supporting our AFB substudy. The collaboration was administered by a joint ARCA-Medtronic committee. Medtronic used its proprietary CareLink System to collect and analyze the cardiac rhythm data from the implanted Medtronic devices. In April 2018, Medtronic and ARCA agreed to extend the current U.S., Canadian and European Clinical Trial Collaboration Agreement for an additional year. Accordingly, this agreement expired in April 2019.

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

R&D expense for the three months ended March 31, 2019 was $0.7 million compared to $1.7 million for the corresponding period of 2018, a decrease of approximately $1.1 million.

Clinical expense decreased approximately $0.9 million for the three months ended March 31, 2019, as compared to the corresponding period of 2018. The decrease in costs were related to our GENETIC-AF clinical trial, which was completed in 2018.  Personnel costs decreased approximately $0.1 million for the three months ended March 31, 2019, as compared to the corresponding period of 2018.

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

G&A expenses were relatively unchanged at $1.1 million for both the three months ended March 31, 2019 and 2018. The $66,000 increase in 2019 was comprised primarily of increased consulting costs in 2019, as compared to the corresponding period in 2018.

G&A expenses in 2019 are expected to be consistent with those in 2018 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $38,000 and $41,000 in the three months ended March 31, 2019 and 2018, respectively. We expect interest income to be consistent with 2018, or less, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was unchanged at $3,000 for the both the three months ended March 31, 2019 and 2018, respectively. Based on our current capital structure, interest expense for the remainder of 2019 is expected to be negligible.

Income Tax Benefit

Income tax benefit was $82,000 for the three months ended March 31, 2019, related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds. We had no income tax benefit received during the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$8,006	$6,608

As of March 31, 2019, we had total cash and cash equivalents of $8.0 million, as compared to $6.6 million as of December 31, 2018.  The net increase of $1.4 million during the three-month period primarily reflects the net proceeds of $2.9 million from the issuance of common stock, offset by $1.6 million of cash used to fund operating activities during the three months ended March 31, 2019.

On April 11, 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 days.  On April 18, 2019, we received notification from Nasdaq that we regained compliance with the closing bid price rule and that the previous notice received by us on April 11, 2018 is now closed.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,566)	$(3,071)
Investing activities	—	3,049
Financing activities	2,964	3,416
Net increase in cash and cash equivalents	$1,398	$3,394

Net cash used in operating activities for the three months ended March 31, 2019 decreased $1.5 million compared with the same period in 2018. This was primarily due to lower outflows related to a lower net loss in 2019, as discussed in more detail above, offset by changes in operating assets and liabilities.

There was no net cash provided by investing activities for the three months ended March 31, 2019. Net cash provided by investing activities for the three months ended March 31, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities and $1,000 for the purchase of property and equipment.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2019 representing net proceeds from sales of our common stock in our “at the market” equity offering in the period. Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2018 representing net proceeds from sales of our common stock in our “at the market” equity offering in the period.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In January and March 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $13.3 million. As of May 6, 2019, we have sold an aggregate of 592,601 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $13.2 million. Net proceeds received in this offering were approximately $12.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

We believe our cash and cash equivalents balance as of March 31, 2019 will be sufficient to fund our operations, at our current cost structure, through the third quarter of 2019. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially. In May 2019, we have taken efforts to reduce personnel costs, including reduction of executive management salaries. We will need to raise additional capital to fund future operations, additional development of Gencaro or any other product candidates, or complete a strategic transaction. Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2018 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

We believe our cash and cash equivalents balance as of March 31, 2019 will be sufficient to fund our operations, at our projected cost structure, through the third quarter of 2019. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 592,601 shares of our common stock, for aggregate gross proceeds of approximately $13.2 million. Net proceeds received in this offering were approximately $12.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management, as of March 31, 2019 and December 31, 2018, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2018, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three months ended March 31, 2019 and our audited financial statements for the fiscal year ended December 31, 2018 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of March 31, 2019, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2018, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of March 31, 2019 will be sufficient to fund our operations, at our projected cost structure, through the end of the third quarter of 2019. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. We began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014. Enrollment was completed in August 2017 having randomized 267 HF patients with AF. The Phase 2B trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We received guidance from the FDA following an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro as a potential genetically-targeted treatment for AF patients with HF with the beta‑1 389 arginine homozygous genotype. In consultation with the FDA, we developed key elements of the Phase 3 clinical trial needed to support a potential NDA, details of which were confirmed via the FDA SPA process. Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing, even if we enter into a strategic collaboration.

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

In February 2019, we received an SPA agreement from the FDA for our planned Phase 3 clinical trial of Gencaro. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

However, an SPA agreement does not guarantee approval of a product candidate, even if the trial is conducted in accordance with the protocol. Moreover, the FDA may revoke or alter our SPA agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, we fail to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by us in our request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

We have received three potential delisting notices from Nasdaq since 2012. In 2012, 2015 and 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days. We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012 and 2015 notices, effecting a 1‑for‑6 reverse split of our common stock in March 2013 and a 1‑for‑7 reverse split of our common stock in September 2015. On April 11, 2018, we received notification from Nasdaq, or the Notice, of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days. On April 3, 2019, we executed a 1-for-18 reverse split of our common stock. On April 18, 2019, Nasdaq notified us that we had regained compliance with the applicable minimum bid price rule. Accordingly, the matter related to the notice we received in April 2018 was closed. Despite effecting a 1-for-18 reverse split of our common stock in April 2019, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of May 6, 2019, the closing price of our common stock was approximately $11.38 per share, and the total market value of our listed securities was approximately $12.5 million. As of March 31, 2019, we had stockholders’ equity of $7.3 million.

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

For example, GENETIC-AF was designed as an adaptive trial. The DSMB conducted a pre-specified interim analysis of study endpoints for efficacy, safety and futility. Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B trial with no changes to the trial design, rather than transition GENETIC-AF to a Phase 3 trial. In February 2018, we announced top-line results of the Phase 2B trial, which indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). We have not determined if these results of GENETIC-AF, and cannot predict if the results from a future Phase 3 clinical trial, even with an SPA agreement, would allow us to obtain regulatory approval for Gencaro.

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

We anticipate that any future clinical trial of Gencaro, if any, will require a companion diagnostic test that identifies the patient’s receptor genotype. The trial would only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, we anticipate that any future clinical trial for Gencaro will require the use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with LabCorp to provide the diagnostic services of the genetic test needed to support our GENETIC-AF trial. To provide those services, LabCorp obtained from the FDA an investigational device exemption for the companion diagnostic test being used in our GENETIC-AF clinical trial. We would expect a similar agreement and approval would be necessary for any companion diagnostic used in any future clinical trials for Gencaro.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2019, adjusted for the reverse split in April 2019, we had approximately 1.1 million shares of common stock outstanding, 20% of which is approximately 220,000 shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.” In January and March 2019, we further amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $13.3 million. As of May 6, 2019, we have sold an aggregate of 592,601 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $13.2 million. Net proceeds received in the period were approximately $12.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HF patients to assess its efficacy in reducing or preventing AF. We enrolled 267 HF patients with AF in the Phase 2B trial. We reported top-line Phase 2B data in February 2018. In February 2019, the FDA approved our SPA request for a Phase 3 clinical trial of Gencaro. Even though the FDA approved our SPA, this product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with our SPA agreement or further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidates for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board to conduct a clinical trial at a prospective study site;

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with Groupe Novasep to manufacture the API for Gencaro. For drug production, we previously contracted with Patheon, Inc. to manufacture the Gencaro tablets. In addition, we contracted with a separate service provider for packaging and distribution of our clinical trial materials. We may also need to contract with similar manufacturers for similar services in connection with any Phase 3 clinical trial of Gencaro. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2018, our research and development activities were dedicated to Gencaro and initiating IND-enabling development activities with AB171. We expect our research and development activities in 2019, subject to obtaining additional financing, will be focused on regulatory activities related to Gencaro, initiating the PRECISION‑AF clinical trial and continuing IND-enabling development activities with AB171. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2019, approximately 1.1 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2019, approximately 136,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2019, there were approximately 33,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2019 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

On May 6, 2019, the Company’s named executive officers and principal financial officer, or, collectively, the Officers, agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary to be paid to the Officer’s for the remainder of 2019 is as follows:

•	Michael R. Bristow, President and Chief Executive Officer, $273,797;
•	Thomas A. Keuer, Chief Operating Officer, $272,700;
•	Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $267,609; and
•	Brian L. Selby, Vice President, Finance, $222,480.

The foregone portion of any salary otherwise owed to each Officer shall not be paid without the prior approval of the Company’s board of directors, provided, that such foregone amounts shall be considered to be part of each Officer’s salary for purposes of calculating any severance amounts which may be owed in the future under the terms of each Officer’s employment agreement with the Company.

Item 5.08 Shareholder Director Nominations

On May 8, 2019, the Company determined that it anticipates that the date of its 2019 annual stockholder meeting will be more than 30 calendar days after the date of the Company’s 2018 annual stockholder meeting, but has not made a final determination as to such date. Once available, the Company will file an amendment to this report or file a Current Report on Form 8-K to (i) announce the date of the Company’s 2019 annual stockholder meeting; and (ii) to disclose the date by which a nominating stockholder or nominating stockholder group must submit a notice on Schedule 14N, which date shall be a reasonable time before the Company mails its proxy materials for its 2019 annual stockholder meeting.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b), 3.1(c) and 3.2
4.2	Form of Common Stock Certificate.				X
10.1	Amendment No. 2 to Capital on DemandTM Sales Agreement, dated January 25, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/25/2019	10.1
10.2	Amendment No. 3 to Capital on DemandTM Sales Agreement, dated March 11, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	3/11/2019	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: May 8, 2019