Form 10-Q
period 2019-06-30
ARCA biopharma, Inc.
filed 2019-08-01
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ABIO	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.001 par value	On July 31, 2019: 1,455,556

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,966	$6,608
Other current assets	357	169
Total current assets	10,323	6,777
Right-of-use asset - operating	28	—
Property and equipment, net	13	24
Other assets	24	24
Total assets	$10,388	$6,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254	$230
Accrued compensation and employee benefits	114	150
Accrued expenses and other liabilities	831	413
Total current liabilities	1,199	793
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2019 and December 31, 2018; 1,455,556 and 773,558 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	151,222	144,965
Accumulated deficit	(142,034)	(138,934)
Total stockholders’ equity	9,189	6,032
Total liabilities and stockholders’ equity	$10,388	$6,825

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$440	$1,154	$1,102	$2,874
General and administrative	1,068	1,002	2,187	2,055
Total costs and expenses	1,508	2,156	3,289	4,929
Loss from operations	(1,508)	(2,156)	(3,289)	(4,929)

Interest and other income	48	43	86	84
Interest expense	(3)	(3)	(6)	(6)
Loss before income taxes	(1,463)	(2,116)	(3,209)	(4,851)
Income tax benefit	27	—	109	—
Net loss	$(1,436)	$(2,116)	$(3,100)	$(4,851)

Change in unrealized loss on marketable securities	—	—	—	2
Comprehensive loss	$(1,436)	$(2,116)	$(3,100)	$(4,849)

Net loss per share:
Basic and diluted	$(1.14)	$(2.74)	$(2.87)	$(6.34)
Weighted average shares outstanding:
Basic and diluted	1,263,768	773,528	1,080,885	765,164

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2017	654,170	$1	$141,277	$(2)	$(131,001)	$10,275
Issuance of common stock for cash, net of offering costs	118,546	—	3,415	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	301	—	—	—	—	—
Share-based compensation	—	—	97	—	—	97
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(2,735)	(2,735)
Balance, March 31, 2018	773,017	1	144,789	—	(133,736)	11,054
Issuance of common stock upon vesting of Restricted Stock Units	528	—	—	—	—	—
Share-based compensation	—	—	60	—	—	60
Net loss	—	—	—	—	(2,116)	(2,116)
Balance, June 30, 2018	773,545	1	144,849	—	(135,852)	8,998
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,593)	(1,593)
Balance, September 30, 2018	773,545	1	144,907	—	(137,445)	7,463
Issuance of common stock upon vesting of Restricted Stock Units	13	—	—	—	—	—
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,489)	(1,489)
Balance, December 31, 2018	773,558	1	144,965	—	(138,934)	6,032
Issuance of common stock for cash, net of offering costs	325,304	—	2,900	—	—	2,900
Share-based compensation	—	—	50	—	—	50
Adjustment for fractional shares	(49)	—	—	—	—	—
Net loss	—	—	—	—	(1,664)	(1,664)
Balance, March 31, 2019	1,098,813	1	147,915	—	(140,598)	7,318
Issuance of common stock for cash, net of offering costs	356,743	—	3,262	—	—	3,262
Share-based compensation	—	—	45	—	—	45
Net loss	—	—	—	—	(1,436)	(1,436)
Balance, June 30, 2019	1,455,556	$1	$151,222	$—	$(142,034)	$9,189

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,100)	$(4,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	11
Amortization of right-of-use asset - operating	32	—
Amortization of premiums and discounts on marketable securities	—	2
Share-based compensation	95	157
Change in operating assets and liabilities:
Other current assets	161	483
Accounts payable	(13)	(217)
Accrued compensation and employee benefits	(36)	(623)
Accrued expenses and other liabilities	94	(287)
Net cash used in operating activities	(2,756)	(5,325)
Cash flows from investing activities:
Purchases of property and equipment	—	(1)
Proceeds from maturities of marketable securities	—	3,050
Net cash provided by investing activities	—	3,049
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,517	3,532
Common stock offering costs	(287)	(117)
Repayment of principal on vendor finance agreement	(116)	(206)
Net cash provided by financing activities	6,114	3,209
Net increase in cash and cash equivalents	3,358	933
Cash and cash equivalents, beginning of period	6,608	8,702
Cash and cash equivalents, end of period	$9,966	$9,635
Supplemental cash flow information:
Interest paid	$3	$6
Income tax refund received	$109	$—
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$233	$105
Common stock offering costs accrued but not yet paid	$68	$—
Leased assets obtained in exchange for operating lease liabilities, upon adoption	$60	$—
Purchases of property and equipment in accounts payable	$—	$1
Change in unrealized loss on marketable securities	$—	$2

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

GENETIC-AF was a Phase 2B, multi-center, randomized, double-blind, clinical superiority trial comparing the safety and efficacy of Gencaro against TOPROL-XL, that enrolled 267 HF patients. The Company reported top-line Phase 2B trial data in February 2018. Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate; however, trends for benefit in favor of bucindolol were observed in multiple subpopulations of patients in the trial. Based on these data, the Company believes further clinical development of Gencaro is warranted. Following review of the Phase 2 GENETIC-AF trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF. The Company, in consultation with the FDA, developed key elements of the Phase 3 clinical trial needed to support a potential New Drug Application (NDA), details of which were submitted for evaluation and confirmed via the FDA’s Special Protocol Assessment (SPA) process in 2019.

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

The Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, through the end of the first quarter of 2020. In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro or any other product candidates. If the Company is delayed in completing or is unable to complete additional financing and/or a strategic transaction, the Company may discontinue its development activities or operations.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full year ending December 31, 2019.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities on the Company’s June 30, 2019 balance sheet.

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

Because the Company reported a net loss for the three and six months ended June 30, 2019 and 2018, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2019	2018
Potentially dilutive securities, excluded:
Outstanding stock options	32,833	34,686
Unvested restricted stock units	—	13
Warrants to purchase common stock	135,862	148,334
	168,695	183,033

(3) Fair Value Disclosures

There were no marketable securities as of June 30, 2019 or December 31, 2018.

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

As of June 30, 2019 and December 31, 2018, the Company had $9.9 million and $6.5 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the six-month period ended June 30, 2019.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2019	December 31, 2018
Computer equipment	3 years	$61	$65
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	62	62
Computer software	3 years	65	70
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		389	398
Accumulated depreciation and amortization		(376)	(374)
Property and equipment, net		$13	$24

For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was $11,000 and $11,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2019 and 2018 was $141,000 and $184,000 respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  The lease includes a 36-month renewal option, which is at the Company’s sole discretion and is not reasonably certain to be exercised.  The lease includes real estate taxes and insurance, which is not a lease component and is not included in the lease obligation.  In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation. Future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2018 were $83,000.  Below is a summary of the future undiscounted minimum lease payments committed for the Company’s facility in Westminster, Colorado as of June 30, 2019 (in thousands):

Remainder of 2019	$38
Total future minimum lease payments	$38

Rent expense, which is included in general and administrative expense, for the six months ended June 30, 2019 and 2018 was $34,000 and $41,000, respectively.

Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the six months ended June 30, 2019 were $45,000. The weighted-average remaining lease term for the operating lease is 0.4 years. The weighted-average discount rate for the operating lease is 7.5%.

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

(7) Equity Financings and Warrants

At the Market Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017, January 25, 2019, March 11, 2019, May 9, 2019, May 20, 2019 and June 28, 2019, the Company amended its Capital on Demand Sales Agreement. The amendments, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement from $7.3 million to $17.5 million (the Shares).

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

Under the amended Sales Agreement, the Company sold an aggregate of 682,047, 118,546 and 148,751 shares of Common Stock, for net proceeds of approximately $6.2 million, $3.4 million and $6.1 million during the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

As of June 30, 2019, the Company has approximately $764,000 available to be sold under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of June 30, 2019, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2020	2,461	$287.28
2022	133,401	109.80
	135,862	$113.04

(8) Share-based Compensation

For the three and six month periods ended June 30, 2019 and 2018, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$22	$28	$45	$66
General and administrative	23	32	50	91
Total	$45	$60	$95	$157

Stock option transactions for the six month period ended June 30, 2019 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2018	33,503	$96.22	7.29
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(670)	724.80
Options outstanding at June 30, 2019	32,833	$83.39	6.82
Options exercisable at June 30, 2019	29,618	$88.13	6.74
Options vested and expected to vest	32,831	$83.39	6.82

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

Income tax benefit of $109,000 for the six months ended June 30, 2019 was primarily related to a federal research and experimentation income tax credit related to the Protecting Americans from Tax Hikes Act of 2015 (PATH Act) which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, including our ability to secure sufficient financing to support our anticipated Phase 3 clinical trial of Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the first quarter of 2020, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any Phase 3 clinical trials for Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2018, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

Based on recent analyses of the Phase 2 GENETIC-AF clinical trial data, we believe Gencaro may also provide benefit for the prevention of AF recurrence in HF patients with an LVEF ≥ 0.50, known as HF with preserved ejection fraction, or HFpEF. Our amended SPA agreement expands the enrollment criteria of PRECISION-AF clinical trial to include HF patients with LVEF ≥ 0.40 and ≤ 0.55.

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

We believe our cash and cash equivalents balance as of June 30, 2019 will be sufficient to fund our operations, at our current cost structure, through the first quarter of 2020. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of July 31, 2019, we have sold an aggregate of 949,344 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $16.6 million. Net proceeds received in this offering were approximately $15.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

On April 3, 2019, we completed a 1-for-18 reverse stock split of our common stock. All common share and per common share amounts included herein have been adjusted retroactively to reflect the effects of this action.

The Proposed Gencaro Phase 3 Clinical Trial

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HF patients. The study will enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have LVEF ≥ 0.40 and ≤ 0.55, a recent AF event, and the beta-1 389 arginine homozygous genotype which we believe responds most favorably to Gencaro. The planned trial will use standard significance criteria (p < 0.01 with adjustment for interim analysis) for the primary endpoint and will include an interim analysis after a portion of total patients have been enrolled. The interim analysis is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. Subject to securing additional financing, we anticipate initiating PRECISION-AF in the first quarter of 2020. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing, even if we enter into a strategic collaboration around the development of Gencaro.

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

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF/AFL or ACM. Patients had LVEF ≤ 55%, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via implanted loop recorders or other implanted therapeutic devices of Medtronic, Inc., or Medtronic, a global healthcare solutions company, to evaluate daily AF burden, or AFB. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence.

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

We are currently designing the preclinical development plan for AB171 and initiated Investigational New Drug, or IND, enabling activities during 2018; subject to availability of capital, this work would be followed by nonclinical studies with AB171 to begin in the fourth quarter of 2019, which would support future submission of an IND application anticipated in the second half of 2020, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended June 30, 2019 was $0.4 million compared to $1.2 million for the corresponding period of 2018, a decrease of approximately $0.7 million. R&D expense for the six months ended June 30, 2019 was $1.1 million compared to $2.9 million for the corresponding period of 2018, a decrease of approximately $1.8 million.

Clinical expense decreased approximately $0.3 million for the three months and $1.1 million for the six months ended June 30, 2019, as compared to the corresponding periods of 2018. The decreases in costs were primarily related to completion of our GENETIC-AF clinical trial in 2018. Personnel costs decreased approximately $0.2 million for the three and six months ended June 30, 2019, as compared to the corresponding periods of 2018.

Subject to securing significant additional financing, we anticipate initiating our PRECISION‑AF clinical trial in the first quarter of 2020. Due to the fact that we do not anticipate having any material clinical trial expense in 2019, our R&D expense in 2019 is expected to be lower than in 2018.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were relatively unchanged at $1.1 million for the three months ended June 30, 2019 compared to $1.0 million for the corresponding period of 2018. G&A expenses were relatively unchanged at $2.2 million for the six months ended June 30, 2019 compared to $2.1 million for the corresponding period of 2018. The $66,000 increase for the three-month period and $132,000 increase for the six-month periods were comprised primarily of increased consulting costs, partially offset by lower personnel costs in 2019, as compared to the corresponding periods in 2018.

G&A expenses in 2019 are expected to be consistent with those in 2018 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $48,000 and $43,000 in the three months ended June 30, 2019 and 2018, respectively. Interest and other income was $86,000 and $84,000 in the six months ended June 30, 2019 and 2018, respectively. We expect interest income to be consistent with 2018 as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was unchanged at $3,000 for the both the three months ended June 30, 2019 and 2018, respectively. Interest expense was unchanged at $6,000 for the both the six months ended June 30, 2019 and 2018, respectively. Based on our current capital structure, interest expense for the remainder of 2019 is expected to be negligible.

Income Tax Benefit

Income tax benefit was $27,000 and $109,000 for the three and six months ended June 30, 2019, respectively, primarily related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds. We had no income tax benefit received during the three or six months ended June 30, 2018.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$9,966	$6,608

As of June 30, 2019, we had total cash and cash equivalents of $10.0 million, as compared to $6.6 million as of December 31, 2018. The net increase of $3.4 million during the six-month period primarily reflects the net proceeds of $6.2 million from the issuance of common stock, offset by $2.8 million of cash used to fund operating activities during the six months ended June 30, 2019.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,756)	$(5,325)
Investing activities	—	3,049
Financing activities	6,114	3,209
Net increase in cash and cash equivalents	$3,358	$933

Net cash used in operating activities for the six months ended June 30, 2019 decreased $2.6 million compared with the same period in 2018. This was primarily due to lower outflows related to a lower net loss in 2019, as discussed in more detail above, offset by changes in operating assets and liabilities.

There was no net cash provided by investing activities for the six months ended June 30, 2019. Net cash provided by investing activities for the six months ended June 30, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities and $1,000 for the purchase of property and equipment.

Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2019 representing $6.2 million in net proceeds from sales of our common stock in our “at the market” equity offering in the period, less $0.1 million of payments on a vendor financing arrangement. Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2018 representing net proceeds from sales of our common stock in our “at the market” equity offering in the period, less $0.2 million of payments on a vendor financing arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of July 31, 2019, we have sold an aggregate of 949,344 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $16.6 million. Net proceeds received in this offering were approximately $15.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

We believe our cash and cash equivalents balance as of June 30, 2019 will be sufficient to fund our operations, at our current cost structure, through the first quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially. In May 2019, we have taken efforts to reduce personnel costs, including reduction of executive management salaries. We will need to raise additional capital to fund future operations, additional development of Gencaro or any other product candidates, or complete a strategic transaction. Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

We believe our cash and cash equivalents balance as of June 30, 2019 will be sufficient to fund our operations, at our projected cost structure, through the first quarter of 2020. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 949,344 shares of our common stock, for aggregate gross proceeds of approximately $16.6 million. Net proceeds received in this offering were approximately $15.7 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management, as of June 30, 2019 and December 31, 2018, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2018, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the six months ended June 30, 2019 and our audited financial statements for the fiscal year ended December 31, 2018 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of June 30, 2019, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2018, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of June 30, 2019 will be sufficient to fund our operations, at our projected cost structure, through the end of the first quarter of 2020. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We have received three potential delisting notices from Nasdaq since 2012. In 2012, 2015 and 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days. We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012, 2015 and 2018 notices, by effecting a 1‑for‑6 reverse split of our common stock in March 2013, a 1‑for‑7 reverse split of our common stock in September 2015 and a 1-for-18 reverse split of our common stock in April 2019. Despite effecting a 1-for-18 reverse split of our common stock in April 2019, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of July 31, 2019, the closing price of our common stock was approximately $6.85 per share, and the total market value of our listed securities was approximately $10.0 million. As of June 30, 2019, we had stockholders’ equity of $9.2 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2019, we had approximately 1.5 million shares of common stock outstanding, 20% of which is approximately 290,000 shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.” In 2019, we further amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of July 31, 2019, we have sold an aggregate of 949,344 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $16.6 million. Net proceeds received in the period were approximately $15.7 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2019, approximately 1.5 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2019, approximately 136,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2019, there were approximately 33,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2019 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b), 3.1(c) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Amendment No. 4 to Capital on DemandTM Sales Agreement, dated May 9, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/9/2019	10.1
10.2	Amendment No. 5 to Capital on DemandTM Sales Agreement, dated May 20, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/20/2019	10.1
10.3	Amendment No. 6 to Capital on DemandTM Sales Agreement, dated June 28, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: August 1, 2019