Form 10-Q
period 2019-09-30
ARCA biopharma, Inc.
filed 2019-11-06
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11080 CirclePoint Road, Suite 140, Westminster, CO	80020
(Address of Principal Executive Offices)	(Zip Code)

(720) 940-2200

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ABIO	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On November 1, 2019: 1,594,070

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,645	$6,608
Other current assets	259	169
Total current assets	9,904	6,777
Right-of-use asset - operating	11	—
Property and equipment, net	10	24
Other assets	24	24
Total assets	$9,949	$6,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$230
Accrued compensation and employee benefits	158	150
Accrued expenses and other liabilities	857	413
Total current liabilities	1,150	793
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2019 and December 31, 2018; 1,594,070 and 773,558 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	151,987	144,965
Accumulated deficit	(143,190)	(138,934)
Total stockholders’ equity	8,799	6,032
Total liabilities and stockholders’ equity	$9,949	$6,825

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$347	$740	$1,449	$3,614
General and administrative	900	922	3,087	2,977
Total costs and expenses	1,247	1,662	4,536	6,591
Loss from operations	(1,247)	(1,662)	(4,536)	(6,591)

Interest and other income	50	40	136	124
Interest expense	(1)	(2)	(7)	(8)
Loss before income taxes	(1,198)	(1,624)	(4,407)	(6,475)
Income tax benefit	42	31	151	31
Net loss	$(1,156)	$(1,593)	$(4,256)	$(6,444)

Change in unrealized loss on marketable securities	—	—	—	2
Comprehensive loss	$(1,156)	$(1,593)	$(4,256)	$(6,442)

Net loss per share:
Basic and diluted	$(0.76)	$(2.06)	$(3.46)	$(8.39)
Weighted average shares outstanding:
Basic and diluted	1,521,259	773,545	1,229,289	767,989

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2017	654,170	$1	$141,277	$(2)	$(131,001)	$10,275
Issuance of common stock for cash, net of offering costs	118,546	—	3,415	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	301	—	—	—	—	—
Share-based compensation	—	—	97	—	—	97
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(2,735)	(2,735)
Balance, March 31, 2018	773,017	1	144,789	—	(133,736)	11,054
Issuance of common stock upon vesting of Restricted Stock Units	528	—	—	—	—	—
Share-based compensation	—	—	60	—	—	60
Net loss	—	—	—	—	(2,116)	(2,116)
Balance, June 30, 2018	773,545	1	144,849	—	(135,852)	8,998
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,593)	(1,593)
Balance, September 30, 2018	773,545	1	144,907	—	(137,445)	7,463
Issuance of common stock upon vesting of Restricted Stock Units	13	—	—	—	—	—
Share-based compensation	—	—	58	—	—	58
Net loss	—	—	—	—	(1,489)	(1,489)
Balance, December 31, 2018	773,558	1	144,965	—	(138,934)	6,032
Issuance of common stock for cash, net of offering costs	325,304	—	2,900	—	—	2,900
Share-based compensation	—	—	50	—	—	50
Adjustment for fractional shares	(49)	—	—	—	—	—
Net loss	—	—	—	—	(1,664)	(1,664)
Balance, March 31, 2019	1,098,813	1	147,915	—	(140,598)	7,318
Issuance of common stock for cash, net of offering costs	356,743	—	3,262	—	—	3,262
Share-based compensation	—	—	45	—	—	45
Net loss	—	—	—	—	(1,436)	(1,436)
Balance, June 30, 2019	1,455,556	1	151,222	—	(142,034)	9,189
Issuance of common stock for cash, net of offering costs	138,514	1	736	—	—	737
Share-based compensation	—	—	29	—	—	29
Net loss	—	—	—	—	(1,156)	(1,156)
Balance, September 30, 2019	1,594,070	$2	$151,987	$—	$(143,190)	$8,799

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,256)	$(6,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	17
Amortization of right-of-use asset - operating	49	—
Amortization of premiums and discounts on marketable securities	—	2
Share-based compensation	124	215
Change in operating assets and liabilities:
Other current assets	259	522
Accounts payable	(95)	(405)
Accrued compensation and employee benefits	8	(573)
Accrued expenses and other liabilities	252	(235)
Net cash used in operating activities	(3,643)	(6,901)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(4)
Proceeds from maturities of marketable securities	—	3,050
Net cash (used in) provided by investing activities	(2)	3,046
Cash flows from financing activities:
Proceeds from the issuance of common stock	7,281	3,532
Common stock offering costs	(368)	(117)
Repayment of principal on vendor finance agreement	(231)	(206)
Net cash provided by financing activities	6,682	3,209
Net increase (decrease) in cash and cash equivalents	3,037	(646)
Cash and cash equivalents, beginning of period	6,608	8,702
Cash and cash equivalents, end of period	$9,645	$8,056
Supplemental cash flow information:
Interest paid	$6	$6
Income tax refund received	$151	$31
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$118	$105
Common stock offering costs accrued but not yet paid	$14	$—
Leased assets obtained in exchange for operating lease liabilities, upon adoption	$60	$—
Change in unrealized loss on marketable securities	$—	$2

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

The Company believes that its current cash and cash equivalents will be sufficient to fund its operations, at its projected cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. In light of the significant uncertainties regarding clinical development timelines and costs for developing drugs such as Gencaro, the Company will need to raise additional capital to finance the Company’s future operations and any additional development of Gencaro or any other product candidates. If the Company is delayed in completing or is unable to complete additional financing and/or a strategic transaction, the Company may discontinue its development activities or operations.

Due to the current status of the Gencaro development program, the current amount of cash and cash equivalents held, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives, and the uncertainty of the Company’s ability to raise a significant amount of capital, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued.  In May 2019, the Company implemented efforts to reduce personnel costs, including reduction of executive management salaries. The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement additional cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full year ending December 31, 2019.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities on the Company’s September 30, 2019 balance sheet.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2019 and 2018, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2019	2018
Potentially dilutive securities, excluded:
Outstanding stock options	32,683	33,518
Unvested restricted stock units	—	13
Warrants to purchase common stock	135,862	148,325
	168,545	181,856

(3) Fair Value Disclosures

There were no marketable securities as of September 30, 2019 or December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, the Company had $9.6 million and $6.5 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds and equity securities with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the nine-month period ended September 30, 2019.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and notes payable approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2019	December 31, 2018
Computer equipment	3 years	$62	$65
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	62	62
Computer software	3 years	66	70
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		391	398
Accumulated depreciation and amortization		(381)	(374)
Property and equipment, net		$10	$24

For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense was $16,000 and $17,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2019 and 2018 was $210,000 and $274,000 respectively, of which $69,000 and $111,000 was included in Accrued expenses and other liabilities as of September 30, 2019 and December 31, 2018, respectively.

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

Effective March 2, 2016, the lease was renewed for an additional 38 month term beginning October 1, 2016 and expiring on November 30, 2019.  Effective October 10, 2019, the lease was renewed for an additional four month term beginning December 1, 2019 and expiring on March 31, 2020 (the October 2019 Amendment). Additional future undiscounted minimum lease payments under the October 2019 Amendment are $34,000. Under the October 2019 Amendment, the Company has no further rights to extend or renew this lease agreement.  The lease includes real estate taxes and insurance, which is not a lease component and is not included in the lease obligation.  In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation. Future minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2018 were $83,000.  Below is a summary of the future undiscounted minimum lease payments committed for the Company’s facility in Westminster, Colorado as of September 30, 2019 (in thousands):

Remainder of 2019	$15
Total future minimum lease payments	$15

Rent expense, which is included in general and administrative expense, for the nine months ended September 30, 2019 and 2018 was $52,000 and $62,000, respectively.

Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the nine months ended September 30, 2019 were $68,000. The weighted-average remaining lease term for the operating lease as of September 30, 2019 is 0.2 years. The weighted-average discount rate for the operating lease is 7.5%.

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

Under the amended Sales Agreement, the Company sold an aggregate of 820,561, 118,546 and 148,751 shares of Common Stock, for net proceeds of approximately $6.9 million, $3.4 million and $6.1 million during the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

As of September 30, 2019, the Company had  sold all shares available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of September 30, 2019, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2020	2,461	$287.28
2022	133,401	109.80
	135,862	$113.04

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2019 and 2018, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$14	$26	$59	$92
General and administrative	15	32	65	123
Total	$29	$58	$124	$215

Stock option transactions for the nine month period ended September 30, 2019 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2018	33,503	$96.22	7.29
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(820)	607.30
Options outstanding at September 30, 2019	32,683	$83.39	6.25
Options exercisable at September 30, 2019	30,644	$86.48	6.18
Options vested and expected to vest	32,682	$83.40	6.25

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

Income tax benefit of $151,000 for the nine months ended September 30, 2019 was primarily related to a federal research and experimentation income tax credit related to the Protecting Americans from Tax Hikes Act of 2015 (PATH Act) which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, including our ability to secure sufficient financing to support our anticipated Phase 3 clinical trial of Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the third quarter of 2020, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any Phase 3 clinical trials for Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2018, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

We believe our cash and cash equivalents balance as of June 30, 2019 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the third quarter of 2020. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of November 1, 2019, we have sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis was conducted to evaluate the evidence of safety and superior efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to recurrent AF/AFL or ACM. Randomized patients had LVEF ≤ 55%, a history of paroxysmal AF (episodes lasting 7 days or less) or persistent AF (episodes lasting more than 7 days and less than 1 year) in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds most favorably to Gencaro. A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via implanted loop recorders or other implanted therapeutic devices of Medtronic, Inc., or Medtronic, a global healthcare solutions company, to evaluate daily AF burden, or AFB. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence.

Overall, Gencaro demonstrated a similar treatment benefit compared to the active comparator, TOPROL-XL (hazard ratio of 1.01 [95% confidence interval: 0.71, 1.42]). In the U.S. patient cohort of 127 patients (approximately 50% of all patients and events), a trend for benefit in favor of Gencaro over TOPROL-XL was observed (hazard ratio of 0.70, [95% confidence interval: 0.41, 1.19]). The GENETIC-AF results in the United States were consistent with what had been observed in the pharmacogenetic substudy of the BEST heart failure trial, taking into account that BEST was placebo controlled and GENETIC-AF was Gencaro versus an active comparator. However, a precision therapeutic phenotyping, or PTP, analysis based on factors pre-specified in the statistical analysis plan also showed significant treatment effects in favor of Gencaro in a majority of patients in the trial.

We believe that the inclusion of a small number of patients in the trial (13.9% of overall population) with long-standing and heavily pretreated HF and AF led to attenuation of the treatment effect estimates for the primary endpoint of GENETIC-AF. Therefore, in accordance with procedures outlined in the statistical analysis plan, post-hoc analyses were performed that excluded 37 patients with extraordinarily long durations of HF and AF (subjects who had been diagnosed with HF and/or AF for more than 12 years). In these analyses, we observed a trend for benefit in favor of Gencaro over TOPROL-XL by intermittent, clinic-based heart rhythm monitoring for the entire cohort (230 patients [N=115 for each treatment arm], hazard ratio of 0.68, [95% confidence interval: 0.45, 1.02]) and for the HFmrEF cohort (113 patients, hazard ratio of 0.61, [95% confidence interval: 0.34, 1.10]). The onset of AF relative to the development of HF was also identified in our post-hoc analyses to have a relationship to treatment effect. In these analyses, there was an attenuation of the treatment effect estimates for the primary endpoint in patients who had long-standing AF (i.e., more than 2 years) prior to developing HF. We believe this is due to differences in the underlying pathophysiology for AF patients who eventually develop HF compared to HF patients who subsequently develop AF. Therefore, a post-hoc analysis was performed in the above patient population (N=230) that excluded patients who had developed AF for more than 2 years prior to developing HF. In this population, termed the PTP cohort, a significant reduction in the GENETIC-AF primary endpoint was observed (N=196; HR=0.54; 95% CI: 0.33, 0.87; p = 0.011), which was retained in a subgroup of this cohort with LVEF values ≥ 40% and ≤ 55% (N=91; HR=0.42; 95% CI: 0.21, 0.86; p = 0.017). Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro can be successful using entry criteria to identify patients with the characteristics for disease duration and onset described above and outlined in the following table:

GENETIC-AF Subgroup Analysis: Time to First AF/AFL/ACM Event
Population Subpopulation	Time to AF/AFL/ACM
	N	HR (95% CI)	P-value
All Patients	267	1.01 (0.71, 1.42)	0.961
HF and AF for less than 12 years	230	0.68 (0.45, 1.02)	0.064
AF not more than 2 years prior to HF (PTP cohort)	196	0.54 (0.33, 0.87)	0.011
LVEF ≥ 0.40 and ≤ 0.55	91	0.42 (0.21, 0.86)	0.017
Stratified Cox proportional hazards model with adjustment for: 1) HF etiology, 2) LVEF, 3) rhythm at randomization, 4) device type, 5) previous Class 3 AA use (subpopulations only).

Gencaro was generally safe and well-tolerated, with 84% of patients attaining their target dose compared to 72% of patients receiving TOPROL-XL. The most frequently reported adverse events were similar in both groups and consistent with the known safety profile of the beta-blocker class of drugs. Adverse events assessed as related to study drug by the investigator occurred in 23.8% of patients in the Gencaro group and in 30.1% of patients in the TOPROL-XL group. Of note, adverse events of bradycardia were less frequently reported in the Gencaro group (3.7%) compared to patients receiving TOPROL-XL (12.0%). During the 24-week efficacy follow-up period there were three deaths (ACM) in the TOPROL-XL group and none in the Gencaro group. Three patients died in the long-term treatment extension period after receiving Gencaro for more than a year. The above analysis methodology and data were previously published in a scientific journal.

Additional analyses of patients entering efficacy follow-up demonstrate the adverse consequences of developing AF. A composite endpoint that includes AF interventions (i.e., electrical cardioversion, catheter ablation, and initiation of Class III antiarrhythmics), cardiovascular adverse events, and death was reduced by 28% (P = 0.021) in the overall population and by 44% (P = 0.002) in the PTP cohort with Gencaro compared to TOPROL-XL. In the PTP cohort, significant reductions were observed with Gencaro compared to TOPROL-XL for events of AF interventions or death (41%; P = 0.014), cardiovascular adverse events or death (62%; P = 0.030), and bradycardia or death (49%; P < 0.001). Furthermore, patients who experienced bradycardia in GENETIC-AF had a 3‑fold higher incidence of study drug dose reductions (P = 0.003). Therefore, in addition to the prevention of AF recurrence, these data suggest that HF patients with AF receive substantial downstream clinical and pharmacoeconomic benefits with Gencaro compared to non-genetically targeted beta blockers such as TOPROL-XL. We anticipate these findings will be further examined in the upcoming Phase 3 PRECISION-AF trial.

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

We are currently designing the preclinical development plan for AB171 and initiated Investigational New Drug, or IND, enabling activities during 2018; subject to availability of capital, this work would be followed by nonclinical studies with AB171 to begin in the first quarter of 2020, which would support future submission of an IND application anticipated in the second half of 2020, as a potential genetically-targeted treatment for peripheral arterial disease and for HF.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended September 30, 2019 was $0.3 million compared to $0.7 million for the corresponding period of 2018, a decrease of approximately $0.4 million. R&D expense for the nine months ended September 30, 2019 was $1.4 million compared to $3.6 million for the corresponding period of 2018, a decrease of approximately $2.2 million.

Clinical expense decreased approximately $0.1 million for the three months and $1.2 million for the nine months ended September 30, 2019, as compared to the corresponding periods of 2018. The decreases in costs were primarily related to completion of our GENETIC-AF clinical trial in 2018.

R&D personnel costs decreased approximately $0.2 million for the three months and $0.6 million for the nine months ended September 30, 2019, as compared to the corresponding periods of 2018. The remaining decrease is primarily a result of lower outside services and consulting costs related to completion of our GENETIC-AF clinical trial in 2018.

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

G&A expenses were relatively unchanged at $0.9 million for both the three months ended September 30, 2019 and 2018. G&A expenses were relatively unchanged at $3.1 million for the nine months ended September 30, 2019 compared to $3.0 million for the corresponding period of 2018. The $22,000 decrease for the three-month period was primarily a result of lower personnel costs in 2019. The $110,000 increase for the nine-month periods was comprised primarily of increased consulting costs and corporate franchise tax, partially offset by lower personnel costs in 2019, as compared to the corresponding periods in 2018.

G&A expenses in 2019 are expected to be consistent with those in 2018 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $50,000 and $40,000 in the three months ended September 30, 2019 and 2018, respectively. Interest and other income was $136,000 and $124,000 in the nine months ended September 30, 2019 and 2018, respectively. We expect interest income to be consistent with 2018 as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was relatively unchanged at $1,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively. Interest expense was relatively unchanged at $7,000 and $8,000 for the nine months ended September 30, 2019 and 2018, respectively. Based on our current capital structure, interest expense for the remainder of 2019 is expected to be negligible.

Income Tax Benefit

Income tax benefit was $42,000 and $151,000 for the three and nine months ended September 30, 2019, respectively. Income tax benefit was $31,000 during the three and nine months ended September 30, 2018. These benefits are primarily related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$9,645	$6,608

As of September 30, 2019, we had total cash and cash equivalents of $9.6 million, as compared to $6.6 million as of December 31, 2018. The net increase of $3.0 million during the nine-month period primarily reflects the net proceeds of $6.9 million from the issuance of common stock, offset by $3.6 million of cash used to fund operating activities and $0.2 million of payments on a vendor financing arrangement during the nine months ended September 30, 2019.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,643)	$(6,901)
Investing activities	(2)	3,046
Financing activities	6,682	3,209
Net increase (decrease) in cash and cash equivalents	$3,037	$(646)

Net cash used in operating activities for the nine months ended September 30, 2019 decreased $3.3 million compared with the same period in 2018. This was primarily due to lower outflows related to a lower net loss in 2019, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2019 was $2,000 for the purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities, partially offset by $4,000 used for the purchase of property and equipment.

Net cash provided by financing activities was $6.7 million for the nine months ended September 30, 2019 representing $6.9 million in net proceeds from sales of our common stock in our “at the market” equity offering in the period, less $0.2 million of payments on a vendor financing arrangement. Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2018 representing $3.4 million in net proceeds from sales of our common stock in our “at the market” equity offering in the period, less $0.2 million of payments on a vendor financing arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of November 1, 2019, we have sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

We believe our cash and cash equivalents balance as of September 30, 2019 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the third quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially. In May 2019, we implemented efforts to reduce personnel costs, including reduction of executive management salaries. We will need to raise additional capital to fund future operations, additional development of Gencaro or any other product candidates, or complete a strategic transaction. Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

fITEM 1. LEGAL PROCEEDINGS

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

We believe our cash and cash equivalents balance as of September 30, 2019 will be sufficient to fund our operations, at our projected cost structure, after giving effect to potential cost reductions, through the third quarter of 2020. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 1,087,858 shares of our common stock, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management, as of September 30, 2019 and December 31, 2018, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2018, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the nine months ended September 30, 2019 and our audited financial statements for the fiscal year ended December 31, 2018 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of September 30, 2019, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2018, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of September 30, 2019 will be sufficient to fund our operations, at our projected cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. We cannot be certain that we will be able to make any sales of our common stock in any future offering to cover our future capital needs, or at all.  Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.  If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern.  Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

As of November 1, 2019, the closing price of our common stock was approximately $5.12 per share, and the total market value of our listed securities was approximately $8.2 million. As of September 30, 2019, we had stockholders’ equity of $8.8 million.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2019, we had approximately 1.6 million shares of common stock outstanding, 20% of which is approximately 319,000 shares. U.S. Securities and Exchange Commission, or SEC, rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in one or more “at the market offerings.” In 2019, we further amended our sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of November 1, 2019, we have sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in the period were approximately $16.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect. For example, in January 2013, we entered into separate subscription agreements with certain institutional investors in connection with a private investment in public equity, pursuant to which we sold shares of our common stock and warrants to purchase shares of our common stock to the investors. In connection with this transaction, we agreed that, subject to certain exceptions, we would not, while the warrants issued in such financing are outstanding, effect or enter into an agreement to effect any issuance of common stock or securities convertible into, exercisable for or exchangeable for common stock in a “variable rate transaction,” which means a transaction in which we issue or sell any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the convertible securities or upon the occurrence of the specified or contingent events directly or indirectly related to our business or the market for our common stock. The restrictions imposed by the terms of our previous offerings, and that could be imposed in future offerings, may limit our access to capital on agreeable terms and delay or make impossible certain otherwise available equity financing opportunities and could severely restrict our access to the capital necessary to conduct our business.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2018, our research and development activities were dedicated to Gencaro and initiating IND-enabling development activities with AB171. We expect our research and development activities for the remainder of 2019 and early 2020, subject to obtaining additional financing, will be focused on regulatory activities related to Gencaro, initiating the PRECISION‑AF clinical trial and continuing IND-enabling development activities with AB171. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2019, approximately 1.6 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2019, approximately 136,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2019, there were approximately 33,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2019 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously reported on our Current Report on Form 8-K, filed with the SEC on October 11, 2019, on October 10, 2019, our board of directors approved December 10, 2019 as the date of our 2019 Annual Meeting of Stockholders, or the Annual Meeting. Our board of directors also approved October 14, 2019 as the record date for stockholders entitled to notice of and to vote at the Annual Meeting.

Due to the fact that the Annual Meeting will be held more than 30 calendar days from the date of our 2018 Annual Meeting of Stockholders, the due dates for the provision of any qualified stockholder proposal or qualified stockholder nominations under SEC rules and our bylaws listed in our 2018 Proxy Statement on Schedule 14A as filed with the SEC on April 23, 2018 are no longer applicable. Such nominations or proposals, including any notice on Schedule 14N, were due to us no later than October 18, 2019. We made our proxy materials available beginning October 28, 2019.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b), 3.1(c) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Second Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and CIO Circle Point Limited Partnership, dated October 10, 2019.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: November 6, 2019