Form 10-K
period 2019-12-31
ARCA biopharma, Inc.
filed 2020-02-18
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 28, 2019, the last business day of the most recently completed second fiscal quarter, was $10,588,328 based on the last sale price of the common stock as reported on that day by The Nasdaq Capital Market.

As of February 13, 2020, the Registrant had 1,594,070 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, including our ability to secure sufficient financing to support our anticipated Phase 3 clinical trial of Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the end of the third quarter of 2020, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any Phase 3 clinical trials for Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of patients, using genomic and other information that extends beyond general diagnostic categorization. We believe that when implemented correctly precision medicine can enhance therapeutic response, improve patient outcomes, and reduce healthcare costs.

Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacogenetically-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that we are developing as a fourth-generation beta-blocker based on its pharmacogenetic targeting. We believe the pharmacology of Gencaro is unique and has the potential for enhanced efficacy in patients with a specific genetic characteristic for the beta-1 adrenergic receptor, termed the beta-1 389 arginine homozygous genotype. The beta-1 389 arginine homozygous genotype is present in approximately 50% of the North American and European general populations, and it can be detected by a genetic test currently performed in a centralized laboratory or in the future potentially at the point of care during a patient visit.

We are developing Gencaro to treat cardiovascular disease, focusing on atrial fibrillation, or AF, in patients with chronic heart failure, or HF. HF is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. AF is a disruption of the heart’s normal rhythm or rate, which commonly occurs in patients with HF. In HF patients, the presence of AF leads to worsening symptoms, and increased risk of hospitalization and death. Current treatment options for AF in HF patients are limited, and can be invasive, costly and dangerous.

Gencaro was previously studied in the BEST trial, a Phase 3 HF mortality trial in 2,708 patients. The BEST trial included a DNA substudy of over 1,000 patients, which was used to evaluate the effect of genetic variations in cardiac adrenergic receptors on the response to Gencaro. Data from this substudy showed that patients with the beta-1 389 arginine homozygous genotype had substantial improvements in mortality, hospitalization and the prevention of arrhythmias. We believe that these genetically determined receptor variations, which are detectable using standard DNA testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro.

Our current clinical development of Gencaro is focused on AF in HF patients who have a left ventricular ejection fraction, or LVEF, of 40% and higher and the specific genotype we believe responds best to Gencaro. There are currently no drug therapies approved to treat AF or HF in this population, which encompasses more than half of all HF in the United States and Europe. We believe that, if approved, there are additional indication expansion opportunities for Gencaro in other HF populations and cardiac arrhythmias, as well as the potential for new formulation developments to extend marketing exclusivity.

In May 2019, we published the results of our Phase 2B clinical trial that examined Gencaro for the prevention of AF in HF patients, in the Journal of the American College of Cardiology: Heart Failure. In this trial, known as GENETIC-AF, we compared Gencaro against TOPROL‑XL (metoprolol succinate), a beta-blocker that is commonly prescribed for HF patients with AF. GENETIC-AF enrolled 267 HF patients with LVEF values ranging from 12% to 55% who had recently experienced AF and had the specific genotype we believe responds best to Gencaro. Our analysis of the results identified what we believe is a targeted patient population for Phase 3 development; one showing greater response to Gencaro compared to TOPROL-XL for multiple clinical assessments, including the primary endpoint of time to AF recurrence, maintenance of normal sinus rhythm, cumulative AF burden, and AF-related clinical interventions and complications.

In July 2019, we reached an agreement with the U.S. Food and Drug Administration, or FDA, known as a Special Protocol Assessment, or SPA, for the requirements of the Gencaro Phase 3 clinical trial. Based on the SPA agreement, our planned Phase 3 clinical trial, if successful at a statistical threshold of at least p ≤ 0.01, may support a New Drug Application, or NDA, for the marketing approval of Gencaro. PRECISION‑AF, the clinical trial specified by the SPA, is anticipated to enroll approximately 400 HF patients with LVEF values ranging from 40% to 55% who have recently experienced AF and have the specific genotype we believe responds best to Gencaro. The clinical trial design is similar to GENETIC-AF, including the active comparator, TOPROL‑XL, and the primary endpoint of time to AF recurrence during a 6-month follow-up period. Secondary objectives will examine other important endpoints, such as AF burden and AF treatment-related interventions. Subject to available financing, we plan to initiate enrollment of PRECISION-AF in the fourth quarter of 2020 and project that topline data will be available in approximately two and a half years from our initiation of patient enrollment. If the trial meets the criteria specified in the SPA, we plan to file for approval of Gencaro with the FDA, European Medicines Agency, and other regulatory authorities.

We believe that patients with HF and AF represent a major unmet medical need, and that this need is most pronounced in patients with LVEF values of 40% and above. This LVEF range constitutes more than half of all chronic HF in the United States and Europe, and there are currently no approved or guideline recommended therapies for these patients to treat either their AF or HF. AF is a very common complication in these patients, with estimates of AF incidence ranging from 40% to 60%. Beta-blockers approved for HF are commonly used off-label to treat AF and HF in these patients, but they are only moderately effective in preventing AF and none are approved for patients with LVEF ≥ 40%. Other anti-arrhythmic drugs approved for the treatment of AF have adverse side effects and in HF patients are either contraindicated or have label warnings for use due to an increased risk of mortality. Interventional procedures for AF, such as catheter ablation and electrical cardioversion, are invasive, expensive, and often temporary; typically requiring the continued use of beta blockers post-intervention to manage both AF and HF.

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	More effective rhythm control compared to the current standard of care;
•	Reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	Effective rate control with lower risk of treatment-limiting bradycardia;
•	Foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF;
•	The only drug therapy approved for AF in HF patients with LVEF ≥ 40%.

We have exclusive development and commercial rights for Gencaro in all indications. We have an international patent portfolio for Gencaro in the United States, the European Union, or EU, and other major markets, as well as new chemical entity status, which we believe will give us a strong intellectual property position to approximately 2031 in the United States and approximately ten years from approval in the EU. Additional issued and pending patents have the potential for longer exclusivity in these and other markets. We have developed a laboratory platform to perform the genetic test that was approved by FDA for use in the Phase 2B clinical trial. We retain all rights to this test platform which we expect to use in future clinical trials, and which we believe could be used for commercialization.

Our Strategy

Our mission is to become a leading biopharmaceutical company developing precision targeted cardiovascular therapies to enhance therapeutic response, improve patient outcomes, and reduce healthcare costs. To achieve this goal, we are pursuing the following strategies:

•

Complete Phase 3 development and obtain regulatory approval of Gencaro for the treatment of AF in HF patients. We intend to advance Gencaro into a Phase 3 clinical trial as a therapy for HF patients with AF, focusing on HF with LVEF ≥ 40%, a patient population for whom no approved drug therapy currently exists. We have a SPA agreement for the Gencaro program that, if satisfied, we believe would allow for an NDA submission based on our proposed Phase 3 clinical trial (PRECISION‑AF). To support this clinical development and our continued operations, we expect to seek additional funding through the sale of public or private equity or debt securities, the completion of a strategic transaction, or a combination thereof.

•

Expand Gencaro indications and product candidate franchise. We believe the treatment of AF in HF patients is an unmet medical need with a near-term and well-defined regulatory pathway. In addition to the indication contemplated in PRECISION‑AF, we believe Gencaro may be an effective therapy for additional HF indications. For instance, we may seek a strategic partner to support a clinical trial of Gencaro in genotype-positive HF patients with LVEF >55%, which we believe would substantially expand the addressable patient population, if successful. We have also identified additional indication expansion opportunities for Gencaro in other HF populations and cardiac arrhythmias, as well as the potential for new formulation developments to extend marketing exclusivity, if approved.

•

Increase the value of our clinical programs through strategic collaborations and potential development of internal capabilities. We currently control all development and commercial rights for Gencaro. We plan to seek collaborative partnerships for the further development of Gencaro in major territories. As we progress into our Phase 3 clinical trial, we plan to further develop and implement a commercialization and marketing strategy for North America and Europe.

•

Build a cardiovascular pipeline. Our management and employees, including our chief executive officer, are experienced in cardiovascular research, molecular genetics and clinical development of cardiovascular therapies. We are seeking to leverage this expertise to identify, acquire and develop other cardiovascular products or candidates, particularly those with potential for pharmacogenetic based development. Subject to availability of capital, we plan to initiate non-clinical studies to support a potential IND submission and initiation of clinical development in 2021 for AB171 as a potential genetically targeted treatment for HF and PAD. Development of our pipeline, including AB171, is dependent on additional financing.

All of the above strategies are dependent upon our ability to obtain additional funding through the sale of public or private equity or debt securities, the completion of a strategic transaction, or a combination thereof. If we are unable to secure additional funding or complete a strategic transaction, we may not be able to continue development of Gencaro, notwithstanding our receipt of a SPA agreement from the FDA, or to continue operations.

Atrial Fibrillation in Heart Failure

Market Background and Opportunity

Heart failure is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. HF has numerous serious consequences, including severe impacts on quality of life, increased hospitalizations, loss of economic productivity, and premature death. HF is a leading cause of death in the developed world, and despite the availability of multiple effective drug classes, mortality due to HF is increasing. According to the 2020 American Heart Association, or AHA, Heart Disease and Stroke Statistics, there were an estimated 6.2 million Americans aged 20 years or more with HF in 2016, projected to increase to between 8.3 million and 10.7 million by 2030. The spectrum of HF includes HF in which LVEF is 50% or more and is considered preserved ejection fraction, known as HFpEF; HF in which the LVEF is less than 40%, considered reduced ejection fraction, or HFrEF; and HF in which the LVEF is at least 40%, but less than 50%, considered mid-range ejection fraction, known as HFmrEF. Together, HFmrEF and HFpEF, that is HF with LVEF ≥ 40%, comprise more than half of all chronic HF in the United States and Europe. In 2012, the economic cost of HF in the United States was estimated to be nearly $31 billion, of which two-thirds, or over $20 billion, was attributable to direct medical costs.

Atrial fibrillation, the most common sustained cardiac arrhythmia, is a potentially serious disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated. AF can have significant quality of life impacts and potentially serious medical consequences, including increasing the risk of stroke and other cardiovascular problems. In individuals with HF, AF contributes to the disease processes that lead to the progression of HF and worsening of clinical outcomes. AF is considered an epidemic cardiovascular disease and a major public health burden, similar to HF. The estimated number of individuals with AF globally in 2015 was 33.3 million. According to AHA Heart Disease and Stroke Statistics Reports from 2017-2020, the prevalence of AF in the United States was estimated to be 5.2 million people in 2015. In the European Union, the prevalence of AF was estimated to be 8.8 million (age 55 and over) in 2010. It is estimated that AF costs the U.S. economy about $6.0 billion annually.

AF and HF share many of the same risk factors and commonly occur together. It has been estimated that 30-60% of HF patients will also develop AF, with this incidence increasing in HF patients with higher LVEF; we estimate that 40-60% of HF patients with LVEF ≥ 40% will also be diagnosed with AF. Both AF and HF are related to dysfunction and remodeling of the myocardium, and as such share many pathophysiologic features including chamber dilatation, increased interstitial fibrosis and cardiac myocyte apoptosis. However, longstanding AF that eventually leads to left ventricular dysfunction and HF has a different pathophysiology compared to HF with AF developing secondarily. In longstanding AF, fibrosis and hypertrophy develop in both the atrium and ventricles, whereas in HF that precedes AF there is predominantly eccentric hypertrophy and contractile dysfunction in the ventricle and to a lesser extent in the atrium, with less fibrosis in most cases.

Medical Need and Current Therapy

AF is a serious cardiovascular, or CV, disease and it has even greater negative impacts in patients with HF. An important clinical consequence of AF in HF is an increase in the risk of embolic events including stroke, and for this reason alone it is preferable for a HF patient to be in sinus rhythm, or SR. While AF increases stroke risk above an already increased risk in HF, this risk can be mitigated by administration of oral anticoagulants. While stroke is the most feared complication of AF, it is the increased risk of mortality and hospitalization conferred by AF in HF that is of major concern and the biggest unmet therapeutic need.

The appearance of AF in HF patients often leads to adverse clinical outcomes, including worsening of left ventricular dysfunction, increased hospitalization burden, and increased risk of death. This increased risk of morbidity and mortality with AF appears to be true across the spectrum of HF. In patients with established HF it is clear that the presence of AF is associated with increased risks of mortality and worsening HF. Framingham Heart Study data indicate there is a potential interrelationship between the development of AF and HF, with each condition developing as HF progresses and often (21% of the time) both presenting contemporaneously. In the Framingham study, when AF developed after HF there was a 1.6-fold (95% CI: 1.2, 2.1) increase in mortality after adjusting for potential modifiers, and when HF developed after AF the risk was increased 2.7-fold (95% CI: 1.9, 3.7). Data from the Women's Health Study, which is based on 1,011 AF cases developed over a 15.4 year span, found that new onset AF was associated with a 2.1-fold (95% CI: 1.6, 2.8) increase in ACM and a 4.2-fold (95% CI: 2.7, 6.5) increase in CV mortality. Moreover, in women with new onset AF, the risk of developing HF increased by 14.7-fold (95% CI: 11.2, 19.2). New onset AF also worsens the prognosis in patients with established HF, a finding that was observed in the BEST trial as well as other studies.

The goals of current medical therapy for AF are to maintain sinus rhythm or to control ventricular rate in patients who cannot maintain sinus rhythm in order to minimize patient symptoms and avoid the risk of further complications and disease progression. Addressing the rhythm and rate abnormalities of AF is believed to be particularly important in HF patients because of the relationship between the presence of AF and worsening HF. We believe that effective medical therapy for HF patients with AF must address both disease conditions. Patients with both HF and AF have a significantly worse prognosis, and therefore effective therapies for these patients are of paramount importance. Unfortunately, the current treatment options for these patients have significant limitations.

Beta-blockers are considered standard of care for the treatment of HF patients, including in patients with co-morbid AF. Two drugs in the beta-blocker class are approved in the United States for the treatment of HF (metoprolol succinate and carvedilol), and two additional beta-blockers (bisoprolol and nebivolol) are approved in Europe. These drugs have the highest level of recommendation in the United States and European Union HF guidelines. They are also viewed as foundational therapy to treat AF in HF patients in part for their efficacy in controlling the higher heart rate that is typically found with AF, a treatment strategy known as rate control.

However, current beta blockers approved for HF are only modestly effective at maintaining normal cardiac rhythm, a treatment strategy known as rhythm control, and none are FDA approved for this indication. Importantly, none of these drugs have been shown to be effective for treating HF in patients with LVEF ≥ 40%, so they are currently used off-label in this setting. When used for rate control, these drugs can cause bradycardia, a condition in which the heart rate drops below a safe threshold, which often leads to dose reductions and potential loss of the drug’s treatment effect. Furthermore, recent evidence indicates that the mortality and other HF clinical outcome benefits of these beta blockers is uncertain when sustained or permanent AF is present in HF patients. In contrast, Gencaro reduced the composite endpoints of all-cause mortality/HF hospitalizations and CV mortality/CV hospitalization by approximately 75% (p < 0.05 for both) in HF patients with the beta-1 389 arginine homozygous genotype who were in AF at the time of enrollment in the BEST trial. Therefore, we believe there is a significant unmet medical need for a beta-blocker with better rhythm and rate control properties to provide symptom relief and outcome benefits for these patients. This need is particularly acute in patients with LVEF ≥ 40%, for whom there are no currently approved drug therapies.

Anti-arrhythmic drugs are a drug class that is often prescribed to control the irregular heartbeat of AF. These drugs are frequently used in addition to beta-blockers in patients with both HF and AF to treat the arrhythmia, when a patient remains symptomatic despite beta-blocker therapy. However, most anti-arrhythmic agents with AF indications are either contraindicated or have significant label warnings for use in HF patients due to an increased risk of serious ventricular arrhythmias and/or mortality.

In the United States, anti-arrhythmic drug therapy for AF used in addition to beta-blockers is generally confined to the Class 3 anti-arrhythmic agents, amiodarone and dofetilide. Amiodarone is not approved for the treatment of AF but is commonly used off-label in HF patients with AF. However, amiodarone has multiple toxicities, is pro-arrhythmic, and likely increases mortality in HF patients. Dofetilide is pro-arrhythmic and initiation of the drug must be monitored during a multi-day hospital stay; even so, fatal drug-induced arrhythmias may still occur. Considering these safety concerns and practical considerations, physicians treating HF patients seek to limit the use of Class 3 anti-arrhythmic drugs. We believe there is a medical need for new therapies that can reduce the need to resort to Class 3 antiarrhythmic drugs in HF patient with AF.

Non-pharmacologic interventions such as catheter ablation and electrical cardioversion (ECV), are also used in some patients with HF to treat AF. Catheter ablation is invasive, expensive and generally not permanent, and is not a substitute for drug therapy for HF. Beta-blockers are typically continued after ablation, for both HF treatment as well as rhythm control if AF returns. ECV is expensive, much less permanent than ablation and its repeatability is limited. Patients will also generally remain on beta-blockers post-ECV, for both their HF and AF. Anticoagulants are effective against the risk of stroke in AF patients and are widely prescribed, but in HF these drugs do not address the pathological effects of the irregular and rapid heartbeat that worsen prognosis.

In light of the serious medical consequences presented by AF in the presence of HF as well as, the limitations of current therapies, we believe there is an unmet need for a drug therapy that can provide greater rhythm control compared to the current standard of care; can reduce the need for toxic anti-arrhythmic drugs, catheter ablation, and electrical cardioversion; can provide effective rate control with a lower risk of treatment-limiting bradycardia; and can provide foundational beta-blocker benefits for HF with efficacy in patients with permanent AF. This need is particularly significant for HF patients with LVEF ≥ 40%, for whom there are currently no approved or Class I guideline recommended drug therapies.

Gencaro Clinical Development

The Proposed Phase 3 AF Clinical Trial (PRECISION-AF)

Our planned Phase 3 development program of Gencaro is based on the results from GENETIC-AF and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of bucindolol in 2,708 HF patients that showed potential evidence of enhanced efficacy in treating AF and in reducing mortality and hospitalizations in HF patients with the beta-1 389 arginine homozygous genotype.

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HF patients. The study is expected to enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have LVEF ≥ 40% and ≤ 55%, a recent AF event, and the beta-1 389 arginine homozygous genotype which we believe responds best to Gencaro. The planned trial will use a significance criterion of p < 0.01 for the primary endpoint and will include an interim analysis after a portion of total patients have been enrolled. The interim analysis is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. Subject to securing additional financing, we plan to initiate enrollment of PRECISION-AF in the fourth quarter of 2020. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing.

The GENETIC-AF Phase 2B Clinical Trial

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis compared the evidence of safety and efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to first event of AF/AFL or ACM during a 24-week follow-up period after the establishment of sinus rhythm. Randomized patients had a LVEF ≤ 55%, a history of AF in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds best to Gencaro. Laboratory Corporation of America, or LabCorp, developed the genetic test, obtained an Investigational Device Exemption, or IDE, from the FDA and provided the companion diagnostic test and services to support our GENETIC‑AF clinical trial.

For the primary endpoint of time to AF recurrence, Gencaro demonstrated a similar treatment benefit in the overall population (p = 0.961) compared to the active comparator, TOPROL-XL. However, based on further analysis of the trial, we believe we have identified a population that shows greater response to Gencaro compared to TOPROL-XL across multiple important clinical assessments, including the primary endpoint of time to AF recurrence, maintenance of normal sinus rhythm, cumulative AF burden, and AF-related clinical interventions and complications. We plan to study this population in our first Phase 3 clinical trial.

We believe that the inclusion of a small number of patients in the trial (13.9% of overall population) with long-standing and heavily pretreated HF and AF led to attenuation of the treatment effect estimates for the primary endpoint of GENETIC-AF. Therefore, in accordance with procedures outlined in the statistical analysis plan, post-hoc analyses were performed that excluded 37 patients with extraordinarily long durations of HF and AF, which showed a trend for benefit in favor of Gencaro compared to TOPROL-XL (32% reduction; p = 0.064). The onset of AF relative to the development of HF was also identified in our post-hoc analyses to have a relationship to treatment effect. In these analyses, there was an attenuation of the treatment effect estimates for the primary endpoint in patients who had long-standing AF prior to developing HF. We believe this is due to differences in the underlying pathophysiology for AF patients who eventually develop HF compared to HF patients who subsequently develop AF. Therefore, a post-hoc analysis was performed in the above patient population that excluded patients who had developed AF for more than 2 years prior to developing HF. In this population, termed the precision therapeutic phenotype, or PTP cohort, a significant reduction in the primary endpoint was observed (46% reduction; p = 0.011), which was retained in a subgroup of this cohort with LVEF values ≥ 40% and ≤ 55% (58% reduction; p = 0.017). These data were published in May of 2019 in the Journal of the American College of Cardiology: Heart Failure (print version July 2019).

Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro can be successful using entry criteria to identify patients with the characteristics for disease duration and onset described above and outlined in the following table:

GENETIC-AF Subgroup Analysis: Time to First AF/AFL/ACM Event
Population Subpopulation	Time to AF/AFL/ACM
All Patients	N = 267	1%	p = 0.961
HF and AF for less than 12 years	N = 230	¯ 32%	p = 0.064
AF not more than 2 years prior to HF (PTP cohort)	N = 196	¯ 46%	p = 0.011
LVEF ≥ 40% and ≤ 55%	N = 91	¯ 58%	p = 0.017
Stratified Cox proportional hazards model with adjustment for: 1) HF etiology, 2) LVEF, 3) rhythm at randomization, 4) device type, 5) previous Class 3 antiarrhythmic drug use (subpopulations only).

Additional analyses of patients entering efficacy follow-up demonstrate additional benefits of Gencaro compared to TOPROL-XL in preventing adverse consequences of developing AF. Maintenance of normal sinus rhythm, as assessed by routine ECG monitoring, was increased by 15% (p = 0.022) in the overall population and by increased 28% (p < 0.001) in the PTP cohort with Gencaro compared to TOPROL-XL. A composite endpoint that includes AF interventions (i.e., electrical cardioversion, catheter ablation, and initiation of Class III antiarrhythmics), cardiovascular adverse events, and death was reduced by 30% (p = 0.008) in the overall population and by 46% (p = 0.001) in the PTP cohort with Gencaro compared to TOPROL-XL. A composite endpoint of AF interventions and death was reduced by 33% (p = 0.009) in the overall population and by 51% (p < 0.001) in the PTP cohort with Gencaro compared to TOPROL-XL. Similarly, the composite endpoint of sinus bradycardia or death was reduced by 55% (p < 0.001) in the overall population and by 49% (p < 0.001) in the PTP cohort with Gencaro compared to TOPROL-XL. Furthermore, patients who experienced sinus bradycardia in GENETIC-AF had a 4‑fold higher incidence of study drug dose reductions (P < 0.001). Improvements in all of the above endpoints were retained in a subgroup of the PTP cohort with LVEF values ≥ 40% and ≤ 55% (see table below). Therefore, in addition to the prevention of AF recurrence, these data suggest that HF patients with AF potentially receive downstream clinical and pharmacoeconomic benefits with Gencaro compared to non-genetically targeted beta blockers such as TOPROL-XL. Subject to available financing, we anticipate these findings will be further examined in the anticipated Phase 3 PRECISION-AF clinical trial.

Our cumulative analyses of important AF-related clinical outcomes are summarized in the following table:

GENETIC-AF Subgroup Analysis: Cumulative Events During Efficacy Follow-up Period
Cohort	Entire Cohort (N=259)		PTP Cohort (N=190)		PTP Cohort LVEF ≥ 40% and ≤ 55% (N = 87)
Maintenance of Normal Sinus Rhythm	15%	p = 0.022	28%	p < 0.001	28%	p = 0.019
AF Interventions and CV AEs	¯ 30%	p = 0.008	¯ 46%	p = 0.001	¯ 55%	p = 0.005
AF Interventions	¯ 33%	p = 0.009	¯ 51%	p < 0.001	¯ 58%	p = 0.006
Sinus Bradycardia	¯ 55%	p < 0.001	¯ 49%	p < 0.001	¯ 61%	p < 0.001

All events: IRR (95% CI) for all patients entering efficacy follow-up period.
Maintenance of Normal Sinus Rhythm = cumulative number of ECGs in normal sinus rhythm

AF Interventions = electrical cardioversion, ablation, or initiation of class 3 antiarrhythmic therapy after start of follow-up.
Sinus Bradycardia = sinus bradycardia on ECG as assessed by the investigator.

Deaths included as events due to competing risk. Incidence Rate Ratio (IRR) = Incidence RateBUC / Incidence RateMET

A subgroup of patients underwent continuous (24/7) heart rhythm monitoring via implanted loop recorders or other implanted therapeutic devices of Medtronic, Inc., or Medtronic, a global healthcare solutions company, to evaluate daily AF burden, or AFB. A prespecified time-to-first event analysis was conducted using a total AFB of at least 6 hours per day to define an event of AF recurrence. For the time-to-first event of AF or ACM endpoint, a trend for benefit in favor of Gencaro over TOPROL-XL was observed in the overall substudy cohort (69 patients; 25% reduction; p = 0.315) and in the PTP substudy cohort (49 patients; 41% reduction; p = 0.140). Cumulative AFB was also evaluated in the device substudy to determine the total number of days in AF during the efficacy follow-up period. In this cumulative analysis, a significant reduction in AFB was observed for Gencaro compared to TOPROL-XL in in the overall substudy cohort (23% reduction; p < 0.001) and in the PTP substudy cohort (37% reduction; p < 0.001).

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

The BEST Phase 3 Heart Failure Trial

Gencaro was the subject of a major HF study known as the BEST trial, a double-blind, placebo-controlled, multicenter study of bucindolol on mortality and morbidity in an advanced chronic HF population with LVEF < 35%. The primary endpoint of the BEST trial was ACM, and the pre-specified main secondary endpoint was progression of HF, defined as death from HF, cardiac transplant, HF hospitalization, or an emergency room visit for the treatment of worsening HF not requiring hospitalization. The trial was projected to enroll 2800 patients and run four and one-half years. The trial enrolled a total of 2,708 chronic HF patients primarily from U.S. sites. The trial was notable for including a major DNA bank, in which 1,040 of the BEST patients participated by providing blood for DNA analysis. The DNA bank provided the basis for the genetic substudies that discovered Gencaro’s modulation by genetic variations of the beta-1 adrenergic receptor.

The BEST trial was terminated early because, after positive mortality results from two HF trials involving other beta-blockers had been reported, a substantial number of BEST trial investigators concluded that it was unethical to continue to give placebo to BEST trial participants. It was initially reported the trial had failed to reach its primary endpoint of ACM, showing a 10% risk reduction in mortality with a p-value of 0.10. Our reanalysis of the BEST results in accordance with the FDA approved, pre-specified statistical analysis plans (which had not been performed by the sponsors of BEST) demonstrated a 13% risk reduction on the primary endpoint of ACM in the BEST trial with a p-value of 0.053.

The results of the genetic substudies that were conducted using the BEST DNA bank were not available until several years after the completion of the trial. Importantly, these substudies indicated a significant enhancement of response on the major HF clinical endpoints from the BEST trial in patients with the beta-1 389 arginine homozygous genotype. As shown in the table below, the risk reduction on HF clinical efficacy endpoints such as mortality and hospitalization ranged from 34% to 48% in this genotype.

BEST Trial Clinical Responses by Genotype Groups
Endpoint	ADRB1 Arg389Arg (n = 493)		ADRB1 389Gly carrier (n = 547)
All-cause mortality (ACM)	¯ 38%	p = 0.030	¯ 10%	p = 0.570
CV mortality (CVM)	¯ 48%	p = 0.014	¯ 22%	p = 0.233
CV Hospitalization	¯ 36%	p = 0.002	¯ 7%	p = 0.588
HF Hospitalization	¯ 36%	p = 0.006	¯ 14%	p = 0.300
ACM or HF Hospitalization	¯ 34%	p = 0.004	¯ 13%	p = 0.250
CVM or HF Hospitalization	¯ 38%	p = 0.002	¯ 17%	p = 0.170
AF Prevention	¯ 74%	p < 0.001	1%	p = 0.969
VT/VF Prevention	¯ 74%	p < 0.001	¯ 40%	p = 0.085
Endpoints presented as time to event analyses, with hazard ratios from a COX model and p-values generated using the log-rank statistic.

The BEST study data were further analyzed focusing on AF prevention, as well as rate control and clinical outcomes for patients with established AF. Based on adverse events and surveillance ECGs, 7.9% of patients in the overall trial developed new onset AF, with a greater incidence observed in the placebo group (9.7%) compared to the Gencaro group (6.2%). This corresponded to a 36% reduction in the incidence of new onset AF (based on crude event rates) for patients receiving bucindolol (p = 0.002). In a time to event analysis, the risk of new onset AF was reduced in the overall population by 41% (p < 0.001) with Gencaro compared to placebo. However, analysis from the DNA substudy showed that the Gencaro response for AF prevention was genotype specific, with a 74% reduction (p < 0.001) observed in patients with the beta-1 389 arginine homozygous genotype compared to no risk reduction (p = 0.969) in patients who did not have the beta-1 389 arginine homozygous genotype (i.e., beta-1 389 Gly carriers).

Gencaro also demonstrated the potential for efficacy against the serious arrhythmias of VT/VF, which also appears to be genetically regulated. A 58% reduction in the incidence of VT/VF (p < 0.001) was observed in the overall population of the BEST trial, with a 74% reduction (p < 0.001) observed in patients with the beta-1 389 arginine homozygous genotype and no significant risk reduction
(p = 0.085) seen in beta-1 389 arginine Gly carrier genotype.

In patients with established AF, Gencaro may also have favorable effects on ventricular response rate control and other clinical outcomes. Of the 303 patients in the BEST trial with AF at baseline, ventricular response rate control, defined as a resting heart rate of less than or equal to 80 beats per minute without symptomatic bradycardia, was observed in 67% of those receiving Gencaro compared to 49% in the placebo group (p < 0.005). In patients with ventricular response rate control, Gencaro produced a 39% reduction in cardiovascular mortality/cardiovascular hospitalizations (p = 0.025). Gencaro was also associated with a 72% decrease in cardiovascular mortality/cardiovascular hospitalizations (p = 0.039) in patients with the beta-1 389 arginine homozygous genotype who were in AF at baseline (N=52).

Pharmacology and Pharmacogenetics of Gencaro

Gencaro (bucindolol hydrochloride) is a nonselective (blocks both beta-1 and beta-2 adrenergic receptors) beta- receptor blocking agent with mild vasodilator properties. This combination of properties initially placed Gencaro in the "3rd Generation" category of beta-blockers that is based on the strategy of their development. When its pharmacogenetic properties were elucidated and its development became pharmacogenetically based, we subsequently considered Gencaro a fourth-generation beta-blocker. The dominant beta-receptor on human heart cells is the beta-1, with smaller number of beta-2 receptors present. Importantly, beta-2 receptors are also present on adrenergic nerve terminals in the heart, where they regulate the release of the neurotransmitter norepinephrine, or NE. The blocking of these receptors prevents them from binding with other molecules, primarily NE, which activates these receptors. We believe Gencaro has two unique anti-adrenergic properties not possessed by other beta-blockers currently approved for the treatment of HF: (1) it is moderately sympatholytic, i.e., by blocking beta-2 receptors on adrenergic nerves it lowers adrenergic drive to a level that can be detected on measurements of central or systemic venous NE levels, and, (2) through “inverse agonism,” as it binds to a polymorphic "389 arginine" form of the heart cell beta-1 receptor it promotes the inactivation of the active-state of this receptor. These properties, as described below, were observed to interact with receptor polymorphisms in such a way that we believe targeting a specific genotype of the beta-1 receptor gene (known as ADRB1) could improve the therapeutic response of patients. We believe Gencaro’s efficacy is enhanced in patients with the beta-1 389 arginine homozygous genotype, which has been shown to be present in approximately 50% of the North American and European general populations.

Gencaro’s pharmacology appears to be different from other compounds in the beta-blocker class in several fundamental respects. First, previous studies in human myocardial preparations showed Gencaro, but not other tested beta-blockers approved to treat HF, predisposes to a shift in equilibrium of beta-1 389 arginine but not 389 glycine receptors from a constitutively active to an inactive state (the property of inverse agonism). Second, other studies, including BEST, indicated that Gencaro, but not other beta-blockers, lowers the systemic levels of the neurotransmitter NE released by cardiac and other adrenergic nerves. The beta-1 389 arginine receptor, which is 100% of the receptor population in patients with a 389 arginine homozygous genotype, has much higher affinity for binding to NE compared to 389 glycine receptors, and published data indicate that NE lowering from Gencaro is beneficial in patients who have only beta-1 389 arginine receptors. In contrast, patients with the lower NE affinity beta-1 389 glycine genotypes may have blunting of efficacy from greater amounts of NE lowering.

We believe that Gencaro's inverse agonist property contributes to the enhanced lowering of HF and arrhythmia event rates in patients who are beta-1 389 arginine homozygous genotype relative to individuals who are beta-1 389 Gly carriers or to the general population. In addition, we believe the unique NE lowering properties of Gencaro have a selectively beneficial effect in patients who have only beta-1 389 arginine receptors, because of the high affinity of these receptors for NE. As a result, the GENETIC-AF clinical trial was targeted at patients with the beta-1 389 arginine homozygous genotype, which was present in 52% of screened patients. We believe that these properties and their pharmacogenetic implications for modulating effectiveness are unique to Gencaro, and if the drug is approved, will be described in in the prescribing information.

Gencaro Clinical and Regulatory Strategy

We intend to advance Phase 3 clinical development of Gencaro as a therapy for HF patients with AF, focusing on HF with LVEF ≥ 40%. The regulatory strategy for Gencaro is to obtain an initial approval to treat AF in a HF population with LVEF ≥ 40% and ≤ 55% and the beta-1 389 arginine homozygous genotype; the population demonstrating the greatest efficacy in the Phase 2B GENETIC-AF clinical trial. Indication expansion for Gencaro will focus on genotype-positive HF patients with LVEF >55%, which we believe would substantially expand the addressable patient population, if successful. We have identified additional indication expansion opportunities for Gencaro in other HF populations and cardiac arrhythmias, as well as the potential for new formulation developments to extend marketing exclusivity, if approved. We are seeking the support of strategic partners to develop these opportunities.

HF with LVEF ≥ 40% constitutes more than half of all chronic HF in the United States and Europe, and there are currently no approved or guideline recommended therapies for these patients to treat either their AF or HF. There are also no regulatory requirements to demonstrate standard HF clinical outcome benefits in this population, as beta blockers currently approved for HF have not demonstrated mortality or hospitalization benefits in HF patients with LVEF ≥ 40%. Therefore, by focusing on HF patients with LVEF ≥ 40% we have obtained an SPA agreement with the FDA to conduct a single, 400-patient Phase 3 clinical trial that, if successful at a statistical threshold of p ≤ 0.01, may be sufficient to support an NDA for the marketing approval of Gencaro.

The clinical trial specified by the SPA agreement, called PRECISION-AF, will enroll approximately 400 HF patients with LVEF values ranging from 40% to 55% who have the beta-1 389 arginine homozygous genotype and have recently experienced AF. HF patients with a recent history of AF are at high risk of AF recurrence. We believe this high event rate combined with the treatment effect observed in the GENETIC‑AF clinical trial, allows for an adequate and well controlled clinical trial with a sample size of approximately 400 patients. The clinical trial also includes an interim efficacy analysis designed to assess safety, validate initial clinical study assumptions, and maintain adequate statistical power for the primary endpoint.

The clinical trial design is similar to GENETIC-AF, including the active comparator, TOPROL-XL, and the primary endpoint of time to AF or atrial flutter, or AF/AFL, recurrence or mortality during a 6-month follow-up period. Based on the use of this same endpoint in GENETIC-AF it is anticipated that ≥90% of the primary events will be due to recurrent AF/AFL. Secondary objectives will examine other important endpoints, such as AF burden and AF treatment-related interventions. The planned clinical trial will use a standard significance criterion of p ≤ 0.05 for the primary endpoint; however, if the primary endpoint is significant with a p‑value ≤ 0.01, then this single Phase 3 clinical trial may be sufficient for regulatory approval per the SPA agreement.

Subject to securing additional financing, we plan to initiate enrollment of PRECISION-AF in the fourth quarter of 2020 and project that topline data could be available in approximately two and a half years from initiation of patient enrollment. If the trial meets the criteria specified in the SPA agreement, we plan to file for approval of Gencaro with the FDA, European Medicines Agency, and other regulatory authorities. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing, even if we enter into a strategic collaboration around the development of Gencaro.

The NDA submission for Gencaro is eligible for expedited review in the United States under the Fast Track development program. In 2015, the FDA designated the investigation of Gencaro for the prevention of AF/AFL in a genetically targeted HF population as a Fast Track development program. Fast Track drug development designation was included in the FDA Modernization Act of 1997, or FDAMA, as a formal process to enhance interactions with the FDA during drug development. A drug development program with Fast Track designation is eligible for consideration of the following to expedite development and review: 1) scheduled meetings to seek FDA input into development plans; 2) priority review of the NDA; 3) the option of submitting portions of an NDA for review prior to submission of the complete application, and; 4) potential accelerated approval. We believe that the Fast Track designation will expedite the review of the NDA we plan to file if PRECISION-AF is successful.

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic to predict enhanced efficacy. We believe that our proposed drug label for Gencaro will identify the specific genotype we believe responds best to Gencaro and recommend receptor genotype testing prior to initiation of therapy. Therefore, the commercialization of Gencaro may require that an FDA approved diagnostic test for this genotype be available. Such a test, referred to as the Gencaro Test, could be performed by a variety of laboratory processes or platforms.

We have developed one such genetic testing platform, with the assistance of LabCorp. On our behalf, LabCorp developed the genetic test, obtained an IDE from the FDA and provided the test and associated services to support our GENETIC-AF clinical trial. This platform was approved for use in the Phase 2B clinical trial. We retain all rights to it, and we believe it could be used as a commercial platform. Future clinical trials of Gencaro, including PRECISION‑AF, are expected to use a similar diagnostic test to identify the patient’s receptor genotype. We believe the Gencaro Test could be developed and commercialized through a preferred diagnostic provider, by the company marketing Gencaro, or a combination of approaches. We also believe that point of care genetic tests, which could be performed during the patient’s visit to the physician, may be feasible as part of the commercialization strategy.

Development Pipeline

Our development activities are substantially focused on our lead product candidate, Gencaro, for the potential treatment of HF patients with AF. Gencaro (bucindolol hydrochloride) is a pharmacogenetic-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that is considered a fourth-generation beta-blocker based on its novel pharmacogenetic profile. We believe the treatment of AF in HF patients with LVEF ≥ 40% is an unmet medical need with a near term and straightforward regulatory pathway.

Our plan is to obtain an initial approval for Gencaro to treat AF in a genotype specific HF population with LVEF ≥ 40% and ≤ 55% and the beta-1 389 arginine homozygous genotype; the population demonstrating the greatest efficacy in the Phase 2B GENETIC-AF clinical trial. Indication expansion for Gencaro will focus on genotype-positive HF patients with LVEF >55%, which we believe would substantially expand the addressable patient population, if successful. We believe that, if approved, there are additional indication expansion opportunities for Gencaro in other HF populations and cardiac arrhythmias, as well as the potential for new formulation developments to extend marketing exclusivity. We believe Gencaro has potential to address these additional indications, and that the clinical response of patients with these diseases may be genetically influenced, based on the same genetic markers we have identified for our proposed treatment of AF with Gencaro. We do not expect to pursue further development of Gencaro without obtaining additional funding or entering into a strategic partnership or collaboration.

AB171 is a thiol-containing derivative of isosorbide mononitrate. Pre-clinical data indicate that AB171 may have antioxidant properties and may be favorably differentiated from other nitrates for prevention of myocardial remodeling, anti-atherosclerotic effects and the loss of effectiveness when used as a sustained therapy. We believe the unique pharmacology of AB171, coupled with targeting to genetically identified enhanced response subpopulations, has the potential to translate to better long-term responses than currently available treatments. We have identified what we believe to be a pharmacogenetic target for AB171 that is the basis for our patents, and which may enable genetically targeted cardiovascular development programs in two cardiovascular indications: HF and PAD. The European Patent Office has issued a patent to us on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting. The European patent has been validated in ten countries in the EMA: We also have related patent applications pending in the United States Patent Office and Canadian Intellectual Property Office. Subject to availability of capital, we plan to initiate non-clinical studies to support a potential IND submission and initiation of clinical development in 2021 for AB171 as a potential genetically targeted treatment for HF and PAD.

We also have exclusive pharmacogenetic and other patent rights to drug targets and candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.

Financial Resources

To support the continued development of Gencaro, including the planned PRECISION-AF clinical trial, we will need additional financing to fund the Phase 3 clinical trial and our general and administrative costs through its projected completion. Considering the substantial time and costs associated with the development of Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of December 31, 2019 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of December 31, 2019, we sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

On April 3, 2019, we completed a 1-for-18 reverse stock split of our common stock. All common share and per common share amounts included herein have been adjusted retroactively to reflect the effects of this action.

Research and Development Expenses

Our research and development expenses were $1.8 million for the year ended December 31, 2019 as compared to $4.2 million for 2018, a decrease of approximately $2.4 million. Subject to securing significant additional financing, we plan to initiate enrollment of the PRECISION‑AF clinical trial in the fourth quarter of 2020. R&D expense in 2020 is expected to be higher than 2019, if we initiate our PRECISION‑AF clinical trial. If we are unable to initiate enrollment of our PRECISION‑AF clinical trial, then R&D expense is expected to be consistent with 2019.

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

All of the patents that were the subject of the CPEC and BMS licenses have expired. Based on this and the terms of these licenses and applicable law, we believe that the financial obligations stated in these agreements will reduced or eliminated, if and when they become payable under their stated terms.

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

In October 2017, we entered into an agreement with CPEC’s minority owner, Aeolus Pharmaceuticals, Inc., or Aeolus, pursuant to which we acquired Aeolus’ minority membership interest in CPEC. The transaction effectively buys-out Aeolus’ royalty interest thereby reducing or eliminating the stated milestone and royalty obligations by 35% that could be payable by us, if Gencaro receives regulatory approval and is commercialized. In the transaction, we also acquired all of CPEC’s rights to milestones and royalties for Europe and all other territories outside of the United States, Japan and Puerto Rico.

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

Competition

Current HF treatments include three beta-blockers approved for HF in the Unites States. However, their efficacy in providing control of the arrhythmia caused by AF, or rhythm control, is only mild. It is also now acknowledged that evidence is lacking that the approved beta-blockers provide outcome benefits for patients who develop permanent AF. Furthermore, these drugs have not demonstrated efficacy for HF patients with LVEF ≥ 40%, which is the focus of the Gencaro development program. Current AF treatments include pharmaceutical, procedural or device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with HF.

Drugs that are currently approved or used for the treatment or prevention of AF in HF either have not demonstrated efficacy in these patients, or have notable risks due to adverse side effects or lack sufficient efficacy. Therefore, in HF, and specifically in HF patients with LVEF ≥ 40%, we believe there is a substantial unmet medical need for AF therapies that are more effective and have fewer side effects than those currently available. We believe that Gencaro’s treatment of AF in HF patients could provide a more effective and safer pharmacotherapy than treatments currently used in these patients.

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat cardiovascular conditions. Most of these companies have significantly greater financial, product development, manufacturing, and commercial resources than we have.

If approved, the drugs which Gencaro would potentially compete with are used, though not approved, for treatment of AF and are largely generic in the United States. Gencaro could be priced at a premium compared to these therapies. In addition, our proposed prescribing information for Gencaro includes a recommendation for genetic testing, which will add additional procedures to the process of prescribing Gencaro, which, together with its premium price, could make it more difficult for us to compete against existing or future therapies.

Manufacturing and Product Supply

Gencaro is a small molecule drug with an established manufacturing history. Multiple manufacturers of both the active pharmaceutical ingredients, or API, and drug product have successfully produced Gencaro for use in clinical trials over the course of its clinical development. We outsource all manufacturing and analytical testing of the Gencaro API and drug product. We have selected third party contract manufacturing organizations on the basis of their technical and regulatory expertise. Our approach with our contract manufacturing partners has been to replicate the manufacturing processes that were used to support the prior pivotal clinical trial with Gencaro, and to minimize any changes from these baseline processes, thereby reducing technical and regulatory risk. For API production, we contracted with Groupe Novasep which completed the drug substance registration batches successfully. The resulting drug substance was used to manufacture the drug product used in the clinical trial material for the Phase 2B clinical trial and is expected to be used in the proposed Phase 3 clinical trial.

For drug product production, we have contracted with Patheon, Inc. to manufacture the Gencaro tablets. Gencaro is produced in a tablet form, utilizing standard solid oral dosage processing techniques. Six separate dosage strengths have been manufactured, with the maximum recommended dose of 100mg twice daily. Registration batches were successfully completed by Patheon, Inc. and tablets from these runs were placed in cGMP storage to supply clinical trials. In addition, we contracted with a separate service provider for packaging and distribution of our clinical trial materials.

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

Medical Device Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. On January 22, 2018, legislation was enacted suspending the medical device tax in 2018 and 2019. In December 2019, a permanent repeal of the medical device tax was enacted. The Gencaro Test is likely to be subject to this tax if this tax is reinstated in the future.

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

Information about our Executive Officers

Information relating to our executive officers is included in Item 10 of Part III of this Annual Report and such information is incorporated herein by reference.

Employees

As of December 31, 2019, we had 13 employees, of which 9 are full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We believe our cash and cash equivalents balance as of December 31, 2019 will be sufficient to fund our operations, at our projected cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 1,087,858 shares of our common stock, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2019, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2019 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accounting firm concluded as of December 31, 2019 that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our financial statements have been issued. We believe our cash and cash equivalents balance as of December 31, 2019 will be sufficient to fund our operations, at our projected cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. For instance, we began screening patients for our Phase 2B GENETIC-AF clinical trial in April 2014 and enrolled our first patient in June 2014. Enrollment was completed in August 2017 having randomized 267 HF patients with AF. The Phase 2B clinical trial completed the patient treatment phase in December 2017 and we reported top-line data in February 2018. We received guidance from the FDA following an End-of-Phase 2 meeting regarding the Phase 3 program for Gencaro as a potential genetically-targeted treatment for AF patients with HF with the beta‑1 389 arginine homozygous genotype. While, in consultation with the FDA, we developed key elements of the Phase 3 clinical trial needed to support a potential NDA, details of which were confirmed via the FDA SPA process, there is no guarantee that any Phase 3 clinical trial for Gencaro will not be subject to similar enrollment periods as GENETIC‑AF. Any future development of Gencaro, including initiating the Phase 3 clinical trial, is dependent on obtaining additional financing, even if we enter into a strategic collaboration.

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

In 2019, we received an SPA agreement from the FDA for our planned Phase 3 clinical trial of Gencaro. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

We have received three potential delisting notices from Nasdaq since 2012. In each of 2012, 2015 and 2018, we received notification from Nasdaq of potential delisting of our shares from the Nasdaq Capital Market because the closing bid price of our common stock had not met the minimum closing bid price of $1.00 per share during the preceding 30 business days. We subsequently regained compliance with Nasdaq’s minimum closing bid price requirements related to the 2012, 2015 and 2018 notices, by effecting a 1‑for‑6 reverse split of our common stock in March 2013, a 1‑for‑7 reverse split of our common stock in September 2015 and a 1-for-18 reverse split of our common stock in April 2019. Despite effecting a 1-for-18 reverse split of our common stock in April 2019, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum bid price for a sustained period of time. The continuing effect of our reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

As of February 13, 2020, the closing price of our common stock was $5.48 per share, and the total market value of our listed securities was approximately $8.7 million. As of December 31, 2019, we had stockholders’ equity of $7.6 million.

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

The GENETIC-AF clinical trial required that we identify and enroll a large number of patients with the condition under investigation and the trial enrolled only those patients having a specific genotype, and certain patients who have or are willing to have a Medtronic device implanted for monitoring and recording AFB data. As a result, enrollment for GENETIC-AF was slower than expected, with our first patient enrolled in June 2014 and enrollment completed in August 2017. Because of the rigorous enrollment criteria, our clinical trial timelines were delayed from our original projections. We anticipate that any future Phase 3 clinical trial of Gencaro, including PRECISION-AF, may have similar enrollment criteria, and we cannot guarantee that we will not have similar enrollment issues in any future clinical trials.

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

For example, GENETIC-AF was designed as an adaptive trial. The DSMB conducted a pre-specified interim analysis of study endpoints for efficacy, safety and futility. Based on the efficacy and safety data of the interim analysis, the DSMB recommended completing the Phase 2B clinical trial with no changes to the trial design, rather than transition GENETIC-AF to a Phase 3 clinical trial. In February 2018, we announced top-line results of the Phase 2B clinical trial, which indicated that Gencaro demonstrated a similar treatment benefit compared to the active comparator, metoprolol succinate (TOPROL-XL). We have not determined if these results of GENETIC-AF, and cannot predict if the results from a future Phase 3 clinical trial, even with a SPA agreement, would allow us to obtain regulatory approval for Gencaro.

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

We do not currently have sufficient staff with the requisite experience to conduct our clinical trials and therefore will rely on third parties to conduct certain aspects of any future clinical trials. We previously contracted with a CRO to conduct components of our GENETIC-AF clinical trial and anticipate contracting with a CRO to conduct components of any future clinical trial for Gencaro or any future clinical trials for our other product candidates. As a result, we will have less control over many details and steps of any clinical trial, the timing and completion of any clinical trial, the required reporting of adverse events and the management of data developed through any clinical trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our clinical trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making any change may be costly and may delay ongoing trials, if any, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

Even though we anticipate relying on CROs in the future, we will likely have to devote substantial resources and rely on the expertise of our employees to manage the work being done by the CROs. Due to our limited experience in managing clinical trials, we cannot guarantee our employees will do so effectively.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or an inability to finance in a timely manner. For instance, we previously planned to initiate PRECISION-AF in the first quarter of 2020, subject to securing additional financing. We now plan to initiate enrollment of PRECISION-AF in the fourth quarter of 2020 due to our continued financing needs. We cannot guarantee if we will be able to secure such financing in order to initiate PRECISION-AF in a timely fashion. FDA approval of Gencaro or any other product candidate, if it occurs, is expected to require years of additional clinical development, including the completion of genetic trials. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

We anticipate that any future clinical trial of Gencaro, if any, will require a companion diagnostic test that identifies the patient’s receptor genotype. The trial would only enroll those patients with the receptor that has the potential for enhanced efficacy, the beta-1 389 Arg receptor as detected by a beta-1 389 Arg/Arg genotype. Accordingly, we anticipate that any future clinical trial for Gencaro will require the use of a third-party diagnostic service to perform the genetic testing. There has been limited experience in our industry in prospective development of companion diagnostics required to perform the required molecular profiling. We entered into an agreement with LabCorp to provide the diagnostic services of the genetic test needed to support our GENETIC-AF clinical trial. To provide those services, LabCorp obtained from the FDA an IDE for the companion diagnostic test being used in our GENETIC-AF clinical trial. We would expect a similar agreement and approval would be necessary for any companion diagnostic used in any future clinical trials for Gencaro.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of December 31, 2019, we had approximately 1.6 million shares of common stock outstanding, 20% of which is approximately 319,000 shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In the twelve-months prior to February 13, 2020, we sold an aggregate of 804,328 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $7.2 million. Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.

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

To receive regulatory approval for the commercial sale of any product candidates, we must demonstrate safety and efficacy in humans to the satisfaction of regulatory authorities through preclinical studies and adequate and well-controlled clinical trials of the product candidates. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HFrEF patients to assess its efficacy in reducing or preventing AF. We enrolled 267 HFrEF patients with AF in the Phase 2B clinical trial. We reported top-line Phase 2B data in February 2018. In the third quarter of 2018, we submitted a SPA to the FDA for a Phase 3 clinical trial. In 2019, the FDA approved our SPA request for a Phase 3 clinical trial of Gencaro. Even though the FDA approved our SPA, this product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with our SPA agreement or further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with Groupe Novasep to manufacture the API for Gencaro. For drug product, we previously contracted with Patheon, Inc. to manufacture the Gencaro tablets. In addition, we contracted with a separate service provider for packaging and distribution of our clinical trial materials. We may also need to contract with similar manufacturers for similar services in connection with any Phase 3 clinical trial of Gencaro. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

Gencaro is a new type of beta-blocker and vasodilator being developed for AF. While we anticipate that this drug, if approved, would be the first genetically-targeted cardiovascular drug, and potentially the only beta-blocker approved for AF, Gencaro will be one of a number of accepted treatments for AF. In addition, our proposed prescribing information for Gencaro is expected to include a requirement for genetic testing of the patient to ascertain if they have the genotype that we believe responds best to Gencaro. This additional step will add incremental cost and procedures to prescribing Gencaro, which could make it more difficult to compete against existing therapies.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. The U.S. Congress has enacted legislation to reform the health care system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for pharmaceutical products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for pharmaceutical products. These measures include increasing the minimum rebates for products covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund the coverage expansion, including new fees or taxes on certain health-related industries, including medical device manufacturers. Each medical device manufacturer has to pay an excise tax (or sales tax) in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Such excise taxes may impact any potential sales of the genetic test if it is approved for marketing. On January 22, 2018, legislation was enacted suspending the medical device tax in 2018 and 2019. In December 2019, a permanent repeal of the medical device tax was enacted. The Gencaro Test is likely to be subject to this tax if this tax is reinstated in the future. In foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control and we expect to see continued efforts to reduce healthcare costs in international markets.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2019, our research and development activities were dedicated to Gencaro and non-clinical development activities with AB171. We expect our research and development activities for 2020, subject to obtaining additional financing, will be focused on regulatory activities related to Gencaro, initiating the PRECISION‑AF clinical trial and non-clinical development activities with AB171. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had net operating loss, or NOL, carryforwards of approximately $170.3 million, and approximately $1.7 million of research and development credits that may be used to offset future taxable income. Our net operating loss carryforwards generated prior to 2018 will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, U.S. federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, is limited. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Security breaches, cyber-attacks, or other disruptions or incidents could expose us to liability and affect our business and reputation.

We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, clinical trial data and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, nation-state and nation-state supported actors, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

We have implemented information security measures to protect our systems, proprietary information and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.

Any security breach of other incident, whether real or perceived, could cause us to suffer reputational damage. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including, without limitation, the European Union Directive 95/46/EC, or the Directive, and the European Union’s General Data Protection Regulation, or the GDPR, that became effective in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union and the United Kingdom, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The Directive and the GDPR prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

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

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Risks Related to Stock Price Volatility

Our stock price has been and is expected to be volatile.

Our common stock has in the past been and in the future could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2019, approximately 1.6 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2019, approximately 136,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2019, there were approximately 31,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option and restricted stock unit awards to our employees and consultants in the fiscal year ended December 31, 2020 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters facility consists of approximately 5,300 square feet of office space in Westminster, Colorado, which is leased until March 2020. We believe that this facility is adequate to meet our current needs.

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

Stockholders

As of February 13, 2020, we had approximately 13 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock as of such date was $5.48 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2019, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of patients, using genomic and other information that extends beyond general diagnostic categorization. We believe that when implemented correctly precision medicine can enhance therapeutic response, improve patient outcomes, and reduce healthcare costs.

Our lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacogenetically-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that we are developing as a fourth-generation beta-blocker based on its pharmacogenetic targeting. We believe the pharmacology of Gencaro is unique and has the potential for enhanced efficacy in patients with a specific genetic characteristic for the beta-1 adrenergic receptor, termed the beta-1 389 arginine homozygous genotype. The beta-1 389 arginine homozygous genotype is present in approximately 50% of the North American and European general populations, and it can be detected by a genetic test currently performed in a centralized laboratory or in the future potentially at the point of care during a patient visit.

We are developing Gencaro to treat cardiovascular disease, focusing on atrial fibrillation, or AF, in patients with chronic heart failure, or HF. HF is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. AF is a disruption of the heart’s normal rhythm or rate, which commonly occurs in patients with HF. In HF patients, the presence of AF leads to worsening symptoms, and increased risk of hospitalization and death. Current treatment options for AF in HF patients are limited, and can be invasive, costly and dangerous.

Gencaro was previously studied in the BEST trial, a Phase 3 HF mortality trial in 2,708 patients. The BEST trial included a DNA substudy of over 1,000 patients, which was used to evaluate the effect of genetic variations in cardiac adrenergic receptors on the response to Gencaro. Data from this substudy showed that patients with the beta-1 389 arginine homozygous genotype had substantial improvements in mortality, hospitalization and the prevention of arrhythmias. We believe that these genetically determined receptor variations, which are detectable using standard DNA testing technology, can serve as diagnostic markers for predicting enhanced therapeutic response to Gencaro.

Our current clinical development of Gencaro is focused on AF in HF patients who have a left ventricular ejection fraction, or LVEF, of 40% and higher and the specific genotype we believe responds best to Gencaro. There are currently no drug therapies approved to treat AF or HF in this population, which encompasses more than half of all HF in the United States and Europe. We believe that, if approved, there are additional indication expansion opportunities for Gencaro in other HF populations and cardiac arrhythmias, as well as the potential for new formulation developments to extend marketing exclusivity.

In May 2019, we published the results of our Phase 2B clinical trial that examined Gencaro for the prevention of AF in HF patients, in the Journal of the American College of Cardiology: Heart Failure. In this trial, known as GENETIC-AF, we compared Gencaro against TOPROL‑XL (metoprolol succinate), a beta-blocker that is commonly prescribed for HF patients with AF. GENETIC-AF enrolled 267 HF patients with LVEF values ranging from 12% to 55% who had recently experienced AF and had the specific genotype we believe responds best to Gencaro. Our analysis of the results identified what we believe is a targeted patient population for Phase 3 development; one showing greater response to Gencaro compared to TOPROL-XL for multiple clinical assessments, including the primary endpoint of time to AF recurrence, maintenance of normal sinus rhythm, cumulative AF burden, and AF-related clinical interventions and complications.

In July 2019, we reached an agreement with the U.S. Food and Drug Administration, or FDA, known as a Special Protocol Assessment, or SPA, for the requirements of the Gencaro Phase 3 clinical trial. Based on the SPA agreement, our planned Phase 3 clinical trial, if successful at a statistical threshold of at least p ≤ 0.01, may support a New Drug Application, or NDA, for the marketing approval of Gencaro. PRECISION‑AF, the clinical trial specified by the SPA, is anticipated to enroll approximately 400 HF patients with LVEF values ranging from 40% to 55% who have recently experienced AF and have the specific genotype we believe responds best to Gencaro. The clinical trial design is similar to GENETIC-AF, including the active comparator, TOPROL‑XL, and the primary endpoint of time to AF recurrence during a 6-month follow-up period. Secondary objectives will examine other important endpoints, such as AF burden and AF treatment-related interventions. Subject to available financing, we plan to initiate enrollment of PRECISION-AF in the fourth quarter of 2020 and project that topline data will be available in approximately two and a half years from our initiation of patient enrollment. If the trial meets the criteria specified in the SPA, we plan to file for approval of Gencaro with the FDA, European Medicines Agency, and other regulatory authorities.

We believe that patients with HF and AF represent a major unmet medical need, and that this need is most pronounced in patients with LVEF values of 40% and above. This LVEF range constitutes more than half of all chronic HF in the United States and Europe, and there are currently no approved or guideline recommended therapies for these patients to treat either their AF or HF. AF is a very common complication in these patients, with estimates of AF incidence ranging from 40% to 60%. Beta-blockers approved for HF are commonly used off-label to treat AF and HF in these patients, but they are only moderately effective in preventing AF and none are approved for patients with LVEF ≥ 40%. Other anti-arrhythmic drugs approved for the treatment of AF have adverse side effects and in HF patients are either contraindicated or have label warnings for use due to an increased risk of mortality. Interventional procedures for AF, such as catheter ablation and electrical cardioversion, are invasive, expensive, and often temporary; typically requiring the continued use of beta blockers post-intervention to manage both AF and HF.

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	More effective rhythm control compared to the current standard of care;

•	Reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	Effective rate control with lower risk of treatment-limiting bradycardia;
•	Foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF;
•	The only drug therapy approved for AF in HF patients with LVEF ≥ 40%.

We have exclusive development and commercial rights for Gencaro in all indications. We have an international patent portfolio for Gencaro in the United States, the European Union, or EU, and other major markets, as well as new chemical entity status, which we believe will give us a strong intellectual property position to approximately 2031 in the United States and approximately ten years from approval in the EU. Additional issued and pending patents have the potential for longer exclusivity in these and other markets. We have developed a laboratory platform to perform the genetic test that was approved by FDA for use in the Phase 2B clinical trial. We retain all rights to this test platform which we expect to use in future clinical trials, and which we believe could be used for commercialization.

To support the continued development of Gencaro, including the planned PRECISION-AF clinical trial, we will need additional financing to fund the Phase 3 clinical trial and our general and administrative costs through its projected completion. Considering the substantial time and costs associated with the development of Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of December 31, 2019 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of December 31, 2019, we have sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

On April 3, 2019, we completed a 1-for-18 reverse stock split of our common stock. All common share and per common share amounts included herein have been adjusted retroactively to reflect the effects of this action.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

Our research and development expenses were $1.8 million for the year ended December 31, 2019 as compared to $4.2 million for 2018. The $2.4 million decrease in research and development expenses in 2019 as compared to 2018 was primarily related to the completion of our GENETIC-AF clinical trial. In 2018, we incurred post-enrollment costs related to data analysis, quality control, data monitoring and site related close-out costs of GENETIC-AF, which did not recur in 2019.

Clinical expense decreased approximately $1.1 million for the year ended December 31, 2019. The decrease was related to our GENETIC-AF clinical trial post-enrollment costs that did not recur in 2019.

R&D personnel costs decreased approximately $0.9 million for the year ended December 31, 2019, as compared to 2018. The remaining decrease is primarily a result of lower outside services and consulting costs related to completion of our GENETIC-AF clinical trial.

Subject to securing significant additional financing, we plan to initiate enrollment of our PRECISION‑AF clinical trial in the fourth quarter of 2020. R&D expense in 2020 is expected to be higher than 2019, if we initiate our PRECISION‑AF clinical trial. If we are unable to initiate our PRECISION‑AF clinical trial, then R&D expense is expected to be consistent with 2019.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.0 million for the year ended December 31, 2019, compared to $3.9 million for 2018, an increase of approximately $0.1 million. The increase in expenses during 2019 comprised primarily of increased consulting costs and corporate franchise tax, partially offset by lower personnel costs in 2019, as compared to 2018.

G&A expenses in 2020 are expected to be consistent with those in 2019 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $172,000 for the year ended December 31, 2019 as compared to $162,000 for 2018, resulting in an increase of $10,000. We expect interest income to be lower in 2020 than in 2019, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $7,000 for the year ended December 31, 2019 as compared to $8,000 for 2018. The amounts were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2020.

Income Tax Benefit

Income tax benefit was $167,000 for the year ended December 31, 2019 as compared to $31,000 for 2018, primarily related to the Protecting Americans from Tax Hikes Act of 2015, or PATH Act, which allows qualified small businesses to monetize up to $250,000 of research and experimentation tax credits through payroll tax refunds. In 2019, these benefits were fully monetized and we do not expect additional income tax benefits in 2020.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$8,363	$6,608

As of December 31, 2019, we had total cash and cash equivalents of approximately $8.4 million, as compared to $6.6 million as of December 31, 2018. The net increase of $1.8 million during the year primarily reflects the approximate net proceeds of $6.9 million from the issuance of common stock, offset by $4.8 million of cash used to fund operating activities and $0.3 million of payments on a vendor financing arrangement.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,801)	$(8,244)
Investing activities	(4)	3,046
Financing activities	6,560	3,104
Net (decrease) increase in cash and cash equivalents	$1,755	$(2,094)

Net cash used in operating activities for the year ended December 31, 2019 decreased approximately $3.4 million compared with 2018. This was primarily due to a lower net loss in 2019, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2019 was $4,000 for the purchase of property and equipment. Net cash provided by investing activities for the year ended December 31, 2018 was $3.0 million, consisting of $3.1 million of proceeds from the maturities of marketable securities, offset by $4,000 for the purchase of property and equipment.

Net cash provided by financing activities was $6.6 million for the year ended December 31, 2019 representing $6.9 million of net proceeds from sales of our common stock pursuant to our sales agreement, less $0.3 million in payments on a vendor financing arrangement. Net cash provided by financing activities was $3.1 million for the year ended December 31, 2018 representing $3.4 million of net proceeds from sales of our common stock pursuant to our sales agreement, less $0.3 million in payments on a vendor financing arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, which has since been amended, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of December 31, 2019, we have sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

Our liquidity and our ability to raise additional capital or complete any strategic transaction depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials, including PRECISION‑AF, in order to gain possible regulatory approval for Gencaro or any other product candidate;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	our ability to control costs associated with our operations;
•	general economic and industry conditions affecting the availability and cost of capital;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

We believe our cash and cash equivalents balance as of December 31, 2019 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially. We will need to raise additional capital to fund future operations, additional development of Gencaro or any other product candidates, or complete a strategic transaction. Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern from one year after the Company’s financial statements have been issued.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

February 18, 2020

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2019	2018
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,363	$6,608
Other current assets	117	169
Total current assets	8,480	6,777
Right-of-use asset - operating	22	—
Property and equipment, net	10	24
Other assets	24	24
Total assets	$8,536	$6,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$230
Accrued compensation and employee benefits	129	150
Accrued expenses and other liabilities	379	413
Total current liabilities	926	793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2019 and 2018; 1,594,070 and 773,558 shares issued and outstanding at December 31, 2019 and 2018, respectively	2	1
Additional paid-in capital	152,024	144,965
Accumulated deficit	(144,416)	(138,934)
Total stockholders’ equity	7,610	6,032
Total liabilities and stockholders’ equity	$8,536	$6,825

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2019	2018
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,833	$4,239
General and administrative	3,981	3,879
Total costs and expenses	5,814	8,118
Loss from operations	(5,814)	(8,118)

Interest and other income	172	162
Interest expense	(7)	(8)
Loss before income taxes	(5,649)	(7,964)
Income tax benefit	167	31
Net loss	$(5,482)	$(7,933)

Change in unrealized loss on marketable securities	—	2
Comprehensive loss	$(5,482)	$(7,931)

Net loss per share:
Basic and diluted	$(4.15)	$(10.31)
Weighted average shares outstanding:
Basic and diluted	1,321,234	769,392

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional	Accumulated Other
	Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2017	654,170	$1	$141,277	$(2)	$(131,001)	$10,275
Issuance of common stock for cash, net of offering costs	118,546	—	3,415	—	—	3,415
Issuance of common stock upon vesting of Restricted Stock Units	842	—	—	—	—	—
Share-based compensation	—	—	273	—	—	273
Change in unrealized loss on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(7,933)	(7,933)
Balance, December 31, 2018	773,558	1	144,965	—	(138,934)	6,032
Issuance of common stock for cash, net of offering costs	820,561	1	6,908	—	—	6,909
Adjustment for fractional shares	(49)	—	—	—	—	—
Share-based compensation	—	—	151	—	—	151
Net loss	—	—	—	—	(5,482)	(5,482)
Balance, December 31, 2019	1,594,070	$2	$152,024	$—	$(144,416)	$7,610

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,482)	$(7,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	22
Amortization of right-of-use asset - operating	71	—
Amortization of premiums and discounts on marketable securities	—	2
Share-based compensation	151	273
Change in operating assets and liabilities:
Other current assets	401	689
Accounts payable	188	(392)
Accrued compensation and employee benefits	(21)	(607)
Accrued expenses and other liabilities	(127)	(298)
Net cash used in operating activities	(4,801)	(8,244)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(4)
Proceeds from maturities of marketable securities	—	3,050
Net cash (used in) provided by investing activities	(4)	3,046
Cash flows from financing activities:
Proceeds from the issuance of common stock	7,281	3,532
Common stock offering costs	(372)	(117)
Repayment of principal on vendor finance agreement	(349)	(311)
Net cash provided by financing activities	6,560	3,104
Net (decrease) increase in cash and cash equivalents	1,755	(2,094)
Cash and cash equivalents, beginning of year	6,608	8,702
Cash and cash equivalents, end of year	$8,363	$6,608
Supplemental cash flow information:
Interest paid	$7	$8
Income tax refund received	$167	$54
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities, upon adoption and extension	$93	$—
Change in unrealized loss on marketable securities	$—	$2

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidate, Gencaro™ (bucindolol hydrochloride), is a pharmacogenetically-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that ARCA is developing to treat cardiovascular disease, focusing on atrial fibrillation (AF) in patients with chronic heart failure (HF).

In 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, in which the Company evaluated Gencaro for the treatment of AF in HF patients. In the trial, Gencaro was evaluated against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug indicated for the treatment of HF patients that is commonly prescribed for HF patients with AF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes responds best to Gencaro. The planned development program of Gencaro is, in part, based on the results of the Company’s completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients. Following review of the Phase 2B GENETIC-AF clinical trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the FDA stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF. In 2019, the Company reached an agreement with the U.S. Food and Drug Administration (FDA) known as a Special Protocol Assessment (SPA), for the requirements of the Gencaro Phase 3 clinical trial. Based on the SPA agreement, the planned Phase 3 clinical trial, if successful, may support a New Drug Application (NDA) for the marketing approval of Gencaro.

The Company’s other product candidate, AB171, is a thiol-substituted isosorbide mononitrate, which ARCA plans to develop as a genetically-targeted treatment for HF and peripheral arterial disease.

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

Due to the current status of the Gencaro development program, the current amount of cash and cash equivalents held, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives, and the uncertainty of the Company’s ability to raise a significant amount of capital, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued. The Company has implemented efforts to reduce personnel costs, including reduction of executive management salaries. The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement additional cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented.  Management has performed an evaluation of the Company’s activities through the date of filing of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In July 2018, FASB issued ASU No. 2018‑11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients.  The guidance is effective for fiscal years beginning after December 15, 2018. The Company applied the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption.  The Company adopted ASU 2016-02 effective January 1, 2019.  As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) a lease liability of $80,000, which represents the present value of the remaining lease payments of $83,000, discounted using the Company’s incremental borrowing rate of 7.5%, and (b) a right-of-use asset of $60,000 which represents the lease liability of $80,000 adjusted for accrued rent of $20,000. Adoption of this standard did not have a material impact on the financial statements.

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

Because the Company reported a net loss for the years ended December 31, 2019 and 2018, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2019	2018
Potentially dilutive securities, excluded:
Outstanding stock options	31,136	33,503
Warrants to purchase common stock	135,862	148,325
	166,998	181,828

(3) Fair Value Disclosures

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

As of December 31, 2019 and 2018, the Company had $8.3 million and $6.5 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices.  There were no transfers between any fair value hierarchy levels in 2019 or 2018.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2019 and 2018, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2019	December 31, 2018
Computer equipment	3 years	$54	$65
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	61	62
Computer software	3 years	61	70
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		377	398
Accumulated depreciation and amortization		(367)	(374)
Property and equipment, net		$10	$24

For the years ended December 31, 2019 and 2018, depreciation and amortization expense was $18,000 and $22,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2019 and 2018 was $286,000 and $325,000, respectively, of which $111,000 was unpaid and included in accrued expenses and other liabilities as of December 31, 2018.

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

Below is a summary of the future undiscounted minimum lease payments committed for the Company’s facility in Westminster, Colorado as of December 31, 2019 (in thousands):

2020	$25
Total future minimum lease payments	$25

Rent expense, which is included in general and administrative expense, under this lease for the years ended December 31, 2019 and 2018 was $74,000 and $82,000, respectively.

As of December 31, 2019, the lease liability was $25,000 and included in accrued expenses and other liabilities. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the year ended December 31, 2019 were $91,000. The weighted-average remaining lease term for the operating lease as of December 31, 2019 is 0.2 years. The weighted-average discount rate for the operating lease is 7.5%.

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

Under the amended Sales Agreement, the Company sold an aggregate of 820,561 and 118,546 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for net proceeds of approximately $6.9 million and $3.4 million during the years ended December 31, 2019 and 2018, respectively, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

As of December 31, 2019, the Company had sold all shares available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of December 31, 2019, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2020	2,461	$287.28
2022	133,401	109.80
	135,862	$113.04

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2013 Equity Incentive Plan (the Equity Plan), was approved by stockholders on September 17, 2013, and amended in June 2016 to increase the reserve for issuance under this Equity Plan.  The maximum number of shares issuable under this plan is 73,412 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2019, options to purchase 30,914 shares with a weighted average exercise price of $73.14 per share were outstanding under the Equity Plan, and 36,511 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under its previous plan, the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2019, options to purchase 222 shares with a weighted average exercise price of $1,665.68 per share were outstanding under this plan.

The Company granted no options to purchase shares of common stock in the year ended December 31, 2019 and options to purchase an aggregate of 2,220 shares of common stock in the year ended December 31, 2018, respectively. The fair values of employee stock options granted in the year ended December 31, 2018 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

Year Ended December 31,
2018
Expected term	5.3 years
Expected volatility	90%
Risk-free interest rate	2.59%
Expected dividend yield	0%
Weighted-average grant date fair value per share	$9.34

A summary of ARCA’s stock option activities for the years ended December 31, 2019 and 2018, and related information as of December 31, 2019, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2017	33,938	$107.37
Granted	2,220	12.96
Exercised	—	—
Forfeited and cancelled	(2,655)	169.17
Options outstanding - December 31, 2018	33,503	$96.22	7.29	$—
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(2,367)	250.36
Options outstanding - December 31, 2019	31,136	$84.50	6.26	$—
Options exercisable - December 31, 2019	30,074	$86.42	6.24	$—
Options vested and expected to vest - December 31, 2019	31,136	$84.50	6.26	$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date.  As of December 31, 2019, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $25,000 which is expected to be recognized over a weighted average period of 0.5 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

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

There was no RSU activity for the year ended December 31, 2019. A summary of RSU activity for the year ended December 31, 2018 is presented below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding - December 31, 2017	842	$142.92
Granted	—	—
Vested and released	(842)	142.92
Forfeited and cancelled	—	—
RSUs outstanding - December 31, 2018	—	$—

As of December 31, 2018, all compensation cost related to stock awards was recognized.

Non-cash Stock-based Compensation

For the years ended December 31, 2019 and 2018, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2019	2018
Research and development	$71	$117
General and administrative	80	156
Total	$151	$273

 ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $77,000 and $115,000 for the years ended December 31, 2019 and 2018, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2019, the Company has net operating loss carryforwards of approximately $170.3 million, and approximately $1.7 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards through December 31, 2017 will expire beginning 2025 through 2037.  The net operating loss carryforwards beginning in 2018, have no expiration, but are limited to 80% of taxable income. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions, including its offering of common stock completed in June 2015. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax asset of approximately $44.6 million at December 31, 2019, reflecting an increase of approximately $1.1 million from December 31, 2018. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2019, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit for the years ended December 31, 2019 and 2018 primarily were related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act.  As of December 31, 2019, the Company has realized the full amount available under the PATH Act.  Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2019 and 2018, as a result of the following (in thousands):

	Years ended December 31,
	2019	2018
U.S. federal income tax benefit at statutory rates	$(1,151)	$(1,666)
State income tax benefit, net of federal benefit	(201)	(290)
Research and experimentation credits	(31)	(144)
Deferred tax asset adjustment	3	34
Other	115	134
Change in valuation allowance	1,098	1,901
Income tax benefit	$(167)	$(31)

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

	As of December 31,
	2019	2018
Net operating loss carryforwards	$41,989	$40,742
Charitable contribution carryforwards	439	433
Research and experimentation credits	1,668	1,796
Capitalized intangibles	387	409
Stock-based compensation	119	127
Depreciation and amortization	—	1
Accrued compensation	16	20
Other	9	1
Total deferred tax assets	44,627	43,529
Valuation allowance	(44,627)	(43,529)
Net deferred tax assets	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2019 and 2018, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2019 and 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2019 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of February 13, 2020 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	75	President and Chief Executive Officer and Class II Director (4)
Thomas A. Keuer	61	Chief Operating Officer
Christopher D. Ozeroff	60	Secretary, Senior Vice President and General Counsel
Brian L. Selby	58	Vice President, Finance and Chief Accounting Officer
Dr. Linda Grais (1) (2)*	63	Class I Director (4)
Dr. Raymond L. Woosley (2) (3)*	77	Class III Director (4)
Mr. Robert E. Conway (1)* (2)	66	Class II Director (4)
Mr. Dan J. Mitchell (1) (3)	62	Class III Director (4)
Dr. Anders Hove (3)	54	Class I Director (4)

*     Committee Chairperson

(1)  Member of the Audit Committee of the Board of Directors

(2)  Member of the Compensation Committee of the Board of Directors

(3)  Member of the Nominating and Corporate Governance Committee of the Board of Directors

(4)  See “Election of Board of Directors” below for discussion of Class I – III Director service terms.

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

Brian L. Selby.  Mr. Selby has served as the Company’s Vice President, Finance and Chief Accounting Officer since December 2014. Previously, Mr. Selby served as the Company’s Controller from 2007 to 2014. Prior to joining the Company, Mr. Selby served as the Controller for Myogen, Inc., a publicly traded pharmaceutical company subsequently acquired by Gilead Sciences, Inc., from 2004 to 2007. Prior to Myogen, Mr. Selby served as the Controller for several private and publicly traded companies and earlier in his career was an audit professional with Deloitte. Mr. Selby received his M.S. in Accounting from the University of Colorado and received his B.S., in Business Administration and Finance from Colorado State University, and is a certified public accountant.

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

Raymond L. Woosley, M.D., Ph.D. Dr. Woosley was appointed to the Board of Directors in July 2013. Since 2012, Dr. Woosley has been the Director of the Arizona Center for Education and Research on Therapeutics, an independent, nonprofit research and education organization. Dr. Woosley is currently the President Emeritus of the Critical Path Institute, a non-profit, public-private partnership with the Federal Food and Drug Administration, of which he was a founder in November 2004, and where he served as President, Chief Executive Officer and Chairman of the board of directors from 2005 to 2011. Since 2001, Dr. Woosley has also been a Professor of Medicine and Pharmacology at The University of Arizona Health Sciences Center, and, since 2012, Professor Emeritus, where he was also Vice President for Health Sciences from 2001 to 2005, and Dean of the College of Medicine from 2001 to 2002. Since 2015, he has been Professor of Medicine in the University of Arizona, College of Medicine-Phoenix. From 1988 to 2001, Dr. Woosley was a professor of medicine at the Georgetown University School of Medicine, where he was also Director of the Institute of Cardiovascular Sciences from 1994 to 2000, and Division Chief, Clinical Pharmacology, in the Department of Medicine from 1988 to 1994. Dr. Woosley earned his Ph.D. in Pharmacology from the University of Louisville and his M.D. from the University of Miami. We believe Dr. Woosley is an appropriate member of the Board of Directors, given his expertise and experience in cardiovascular clinical pharmacology, anti-arrhythmic therapeutics, pharmacogenetic drug development and therapeutic regulatory approval.

Robert E. Conway Mr. Conway was appointed to the Board of Directors in September 2013, and has served as the Chairman of our Board of Directors since 2014. Mr. Conway served as the Chief Executive Officer and member of the board of directors of Array Biopharma, a publicly traded pharmaceutical company, from 1999 to 2012. Prior to joining Array, Mr. Conway was the Chief Operating Officer and Executive Vice President of Hill Top Research, Inc., from 1996 to 1999. From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. including Corporate Vice President and General Manager of Corning Hazleton, Inc., a contract research organization. From 2004 to 2013, he served on the board of directors of PRA International, Inc., which was a public company for a portion of his tenure there, from 2012 to the present, he has served on the board of directors of eResearch Technology, Inc., a private company, and from 2015 to July 2017, he has served on the board of directors of Nivalis Therapeutics, Inc. a public, clinical stage pharmaceutical company. In July 2017, Nivalis Therapeutics, Inc. combined with Alpine Immune Sciences, Inc., a public, clinical stage pharmaceutical company, and Mr. Conway continues to serve on the board of directors following such combination. In addition, Mr. Conway is a member of the Strategic Advisory Committee of Genstar Capital, LLC and is a member of the board of directors of Signant Health and Adverra, Inc. Mr. Conway received a B.S. in accounting from Marquette University in 1976. We believe Mr. Conway is an appropriate member of the Board of Directors given his experience and expertise in the pharmaceutical industry, in pharmaceutical development and clinical trials, and in corporate finance, governance, accounting and public company compliance.

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

Anders Hove, M.D. Dr. Hove has served as a member of the Board of Directors since February 2017. Dr. Hove is the manager of Acorn Bioventures, a partnership focusing on long-term investments in biotech, specialty pharma and medical device companies. Dr. Hove was most recently a managing partner at Amzak Health from 2017 to 2019 and before that, a general partner of Venrock Associates, a venture capital firm, which he joined in 2004 and remained at through 2016. In 2008, Dr. Hove was a founder of Venrock Healthcare Capital Partners, Venrock’s public funds focused on small capitalization biotech companies and late-stage private companies. From 1996 to 2004, Dr. Hove was a fund manager at BB Biotech Fund, an investment firm, and from 2002 to 2003 he also served as Chief Executive Officer of Bellevue Asset Management, LLC, an investment company. Dr. Hove previously held senior level positions in the medical, clinical and business operations of the pharmaceuticals division of Ciba-Geigy and Novartis. Mr. Hove was a member of the boards of directors of Anacor Pharmaceuticals, a publicly traded pharmaceutical company, from 2005 until its acquisition by Pfizer in June 2016, and Edge Therapeutics, a publicly traded biotechnology company, from 2015 to 2016. In addition, Dr. Hove is a member of the board of directors of MC2 Therapeutics. He received a M.Sc. in Biotechnology Engineering from the Technical University of Denmark, an M.D. from the University of Copenhagen and an M.B.A. from the Institut Européen d'Administration des Affaires. We believe Dr. Hove is an appropriate member of the Company’s Board of Directors, given his extensive training and experience as a medical doctor and masters of business administration, an executive in the pharmaceutical industry, and as an investor in biotechnology companies.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently two Class II directors whose terms expire at the annual stockholders’ meeting in 2020, two Class III directors whose terms expire at the annual meeting in 2021 and two Class I directors whose terms expire at the annual stockholders’ meeting in 2022. The two Class II directors, Dr. Michael Bristow and Mr. Robert Conway, are currently scheduled for re-election to the Board of Directors at the 2020 annual stockholders’ meeting, for a three-year term ending on the date of the annual meeting in 2023 or until their successors are duly elected and qualified or appointed.

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between our directors and executive officers.

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

Audit Committee

The Audit Committee of the Board of Directors, or the Audit Committee, was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. As of December 31, 2019, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and

Dr. Grais. The Audit Committee met four times during the fiscal year. The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

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

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2019, with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Mr. Robert Conway

Mr. Dan Mitchell

Dr. Linda Grais

Compensation Committee

The Compensation Committee of the Board of Directors, or the Compensation Committee, is currently composed of three directors: Mr. Conway, Dr. Grais (chair) and Dr. Woosley. All members of the Compensation Committee are independent, as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards. The Compensation Committee did not meet during the fiscal year. In 2019, in an effort to conserve cash, there were no recommended changes to compensation, including base salary or annual option grants. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets on a regular basis as it deems appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. In general, the Compensation Committee has set executive compensation to be in line with peer companies identified by the Compensation Committee and to incentivize the Company’s executive officers in achieving the Company’s short- and long-term corporate goals.

In setting 2018 base salary and cash bonus award amounts for the Named Executive Officers (as defined below), the Compensation Committee considered peer group data and factors specific to the Company, and targeted cash compensation to be consistent with these metrics. In 2017, the Compensation Committee recommended, and the Board of Directors approved, a base salary of $304,219 for Dr. Bristow, the Company’s President and Chief Executive Officer, a base salary of $303,000 for Mr. Keuer, the Company’s Chief Operating Officer, and a base salary of $297,343 for Mr. Ozeroff, the Company’s Senior Vice President and General Counsel. There were no changes made by the Compensation Committee to the Named Executive Officers’ salaries for 2018 or 2019. Additionally, the Compensation Committee recommended that no bonuses be paid to the Named Executive Officers for performance in the fiscal year ended December 31, 2018 and has not approved a cash bonus plan for performance in the fiscal year ended December 31, 2019.

In May 2019, the Named Executive Officers agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the revised annual base salary paid to the Named Executive Officer’s was as follows:

•	Michael R. Bristow, President and Chief Executive Officer, $273,797;
•	Thomas A. Keuer, Chief Operating Officer, $272,700; and
•	Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $267,609.

The forgone portion of any Named Executive Officer’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amounts shall be included in each Named Executive Officer’s base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of such Named Executive Officer’s employment agreement with the Company.

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

The Compensation Committee also considers the results of any “say-on-pay” vote of the Company’s stockholders with regard to the compensation of the Company’s executive officers when making compensation decisions. At the 2019 annual meeting of stockholders, the Company’s stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as described in the proxy statement for such annual meeting, with over 87% of stockholder votes cast in favor of our “say‑on‑pay” resolution. The Compensation Committee believes that this advisory vote supports that the Company’s current compensation practices are aligned with the best interests of stockholders and anticipates taking into account the results of the advisory vote, and any future advisory votes, when making compensation decisions in the future.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, or the Nominating and Corporate Governance Committee, is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. The Nominating and Corporate Governance Committee is composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). All members of the Nominating and Corporate Governance Committee in 2019 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee acted by Unanimous Written Consent to nominate directors for the 2019 Annual Meeting, but did not meet during the 2019 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

The Nominating and Corporate Governance Committee periodically reviews the compensation of non-employee Directors for service on the Board of Directors and committees thereof. In 2015, the Nominating and Corporate Governance Committee began a review of its Director compensation levels considering general market conditions in the life science industry, and in comparison to other clinical stage biopharmaceutical companies, and in early 2016, the Committee recommended, and the Board of Directors approved, revised compensation for non-employee Directors, discussed in “Director Compensation” below. Since adoption of this policy, the Nominating and Corporate Governance Committee has reviewed Director compensation on an annual basis and has not made any changes.

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

In 2019, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

Stockholder Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by e-mail by using the following email address: directors@arcabio.com; or by mail by following the directions as set forth on ARCA’s website at www.arcabio.com, under the section titled “Corporate Governance” and the subsection titled “Governance Documents”.

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2019 and December 31, 2018, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2019, collectively, the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Awards ($)	All Other Compensation ($)(2)	Total ($)
Michael R. Bristow President and Chief Executive Officer	2019	284,328	—	—	11,823	296,151
	2018	304,219	—	—	16,271	320,490
Thomas A. Keuer Chief Operating Officer	2019	283,189	—	—	20,833	304,022
	2018	303,000	—	—	23,786	326,786
Christopher D. Ozeroff Secretary, Senior Vice President and General Counsel	2019	277,901	—	—	12,256	290,157
	2018	297,343	—	—	12,914	310,257

(1)

The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year, and thus the 2019 salary amounts reflect the voluntary 10% salary reduction commencing in May 2019, as described below. Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors.

(2)	Represents 401(k) Company match, Health Savings Account contributions by the Company, group term life premiums, cell phone reimbursements and airline club dues.

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

Under his employment agreement, Dr. Bristow is entitled to receive an annual base salary of $200,000, subject to annual increases if approved by the Company’s Board of Directors or Compensation Committee and is eligible to receive an annual bonus as determined by the Board of Directors or Compensation Committee in its sole discretion.

In 2018 and 2019, there were no changes to the previously approved base salary of $304,219 for Dr. Bristow. In May 2019, Dr. Bristow agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary paid to Dr. Bristow for the remainder of 2019 was $273,797. The forgone portion of any of Dr. Bristow’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amount shall be included in Dr. Bristow’s base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of his employment agreement with the Company. The Company did not put in place a bonus plan for its Named Executive Officers for services in 2018 or 2019.

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

In 2018 and 2019, there were no changes to the previously approved base salary of $303,000 for Mr. Keuer. In May 2019, Mr. Keuer agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary paid to Mr. Keuer for the remainder of 2019 was $272,700. The forgone portion of any of Mr. Keuer’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amount shall be included in Mr. Keuer base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of his employment agreement with the Company. The Company did not put in place a bonus plan for its Named Executive Officers for services in 2018 or 2019.

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

In 2018 and 2019, there were no changes to the previously approved base salary of $297,343 for Mr. Ozeroff. In May 2019, Mr. Ozeroff agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary paid to Mr. Ozeroff for the remainder of 2019 was $267,609. The forgone portion of any of Mr. Ozeroff’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amount shall be included in Mr. Ozeroff’s base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of his employment agreement with the Company. The Company did not put in place a bonus plan for its Named Executive Officers for services in 2018 or 2019.

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

In order to conserve cash, the Compensation Committee and Board of Directors did not approve a bonus structure for 2018 or 2019. As such, the Company did not pay any cash bonuses to its Named Executive Officers in 2019 for performance in the 2018 fiscal year and does not anticipate paying any cash bonuses in 2020 for performance in 2019. Due to the fact that no bonus plans were put in place in 2018 or 2019, the Board of Directors also did not approve any bonus-related corporate goals for these years.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2019, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

On April 3, 2019, we completed a 1-for-18 reverse stock split of our common stock. All common share and per common share amounts included herein have been adjusted retroactively to reflect the effects of this action.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this Annual Report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options (#) Exercisable	Options (#)Unexercisable	Price ($)	Expiration Date
Michael R. Bristow, President and Chief Executive Officer	21	—	2,245.32	2/18/2020
	39	—	1,693.44	5/20/2021
	1,563	—	173.88	9/16/2023
	681	—	173.88	9/16/2023
	408	—	245.70	2/26/2024
	205	—	84.42	2/11/2025
	1,511	—	59.40	6/8/2026
	2,203	130(1)(2)	45.00	2/15/2027
Thomas A. Keuer, Chief Operating Officer	10	—	2,245.32	2/18/2020
	26	—	1,693.44	5/20/2021
	265	—	173.88	9/16/2023
	79	—	195.30	10/14/2023
	83	—	245.70	2/26/2024
	108	—	84.42	2/11/2025
	866	—	59.40	6/8/2026
	1,322	78 (1)(2)	45.00	2/15/2027
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel	8	—	2,245.32	2/18/2020
	26	—	1,693.44	5/20/2021
	338	—	173.88	9/16/2023
	83	—	245.70	2/26/2024
	102	—	84.42	2/11/2025
	822	—	59.40	6/8/2026
	1,259	74 (1)(2)	45.00	2/15/2027

(1) Options vest in 36 monthly installments measured from February 16, 2017.

(2) In the event of a change in control of the Company, 50% of the unvested shares subject to this award shall become fully and immediately vested upon the closing date of such change in control, provided, however, that on the earlier of (i) the one-year anniversary of the closing date or (ii) involuntary termination, any options that remain unvested on such earlier date shall become fully and immediately vested.

Director Compensation

The following table shows for the fiscal year ended December 31, 2019, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	52,500	—	—	—	52,500
Raymond L. Woosley, M.D. (4)	50,000	—	—	—	50,000
Robert E. Conway (5)	80,000	—	—	—	80,000
Dan J. Mitchell (6)	47,500	—	—	—	47,500
Anders Hove (7)	40,000	—	—	—	40,000

(1)

Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2019, but did not receive any additional compensation for his service as a director. Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

(2)	There were no annual option grants made to directors during 2019.
(3)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2019, for Dr. Grais was 1,667, after giving effect to the 18-for-1 reverse stock split effected on April 3, 2019, of which all shares were fully vested.

(4)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2019, for Dr. Woosley was 1,611, after giving effect to the 18-for-1 reverse stock split effected on April 3, 2019, of which all shares were fully vested.

(5)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2019, for Mr. Conway, Chairman of the Board of Directors, was 1,604, after giving effect to the 18-for-1 reverse stock split effected on April 3, 2019, of which all shares were fully vested.

(6)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2019, for Mr. Mitchell was 1,577, after giving effect to the 18-for-1 reverse stock split effected on April 3, 2019, of which all shares were fully vested.

(7)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2019, for Dr. Hove was 999, after giving effect to the 18 for-1 reverse stock split effected on April 3, 2019, of which all shares were fully vested.

In 2016, the Company revised its compensation plan for non-employee directors to provide that non-employee directors will be compensated for their service on the Board of Directors, as follows:

•	Each non-employee director will receive an annual retainer fee of $35,000;
•

As additional compensation for their services, each non-employee director will receive (i), upon joining the Board of Directors, an initial option grant to purchase 556 shares of the Company’s Common Stock under the Amended and Restated ARCA 2013 Equity Incentive Plan, as amended, or the Amended 2013 Plan and (ii), on an annual basis, an annual option grant to purchase 444 shares of the Company’s Common Stock under the Amended 2013 Plan;

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

In an effort to conserve shares available for future issuance under the Amended 2013 Plan, the Board of Directors chose not to award annual option grants to directors during 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019, for all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in

Plan Category	(a)	($) (b)	Column(a)) (c)
Equity compensation plans approved by security holders	31,136	84.50	36,511
Equity compensation plans not approved by security holders	—	—	—
Total	31,136	84.50	36,511

On September 17, 2013, our stockholders approved the ARCA biopharma, Inc. 2013 Equity Incentive Plan, or the 2013 Plan, at the Company’s 2013 annual meeting of stockholders. The 2013 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan, or the 2004 Plan. On June 9, 2016, our stockholders approved the Amended 2013 Plan. A description of the 2013 Plan and the Amended 2013 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The Amended 2013 Plan only has options outstanding as of December 31, 2019, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

Compensation Risks

We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm the value or reward poor judgment by our executives.  We believe several features of our programs reflect sound risk management practices. We believe we have allocated compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. The multi-year vesting of equity awards properly accounts for the time horizon of risk. In 2019 and 2018, in an effort to conserve cash, compensation was allocated only to base salary. Furthermore, the Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking on an annual basis.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of February 13, 2020, by: (i) each director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 11080 CirclePoint Road, Suite 140, Westminster, Colorado, 80020.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options, restricted stock units, or warrants held by that person that are currently exercisable or exercisable within 60 days of February 13, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 1,594,070 shares of our Common Stock outstanding as of February 13, 2020.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	11,569	*
Thomas A. Keuer (2)	3,567	*
Christopher D. Ozeroff (3)	3,682	*
Linda Grais, M.D. (4)	1,654	*
Robert E. Conway (5)	3,548	*
Raymond L. Woosley (6)	1,611	*
Dan J. Mitchell (7)	2,188	*
Anders Hove, M.D. (8)	999	*
All current directors and executive officers as a group (9 persons) (9)	31,376	1.94%
5% Stockholders
Renaissance Technologies LLC (10)	142,572	8.94%

*	Represents beneficial ownership of less than 1% of our Common Stock.

(1)

Includes the following (i) 1,109 shares owned by Investocor Trust: Dr. Bristow is the sole trustee of Investocor Trust; (ii) 1,414 shares owned by NFS as Custodian for Michael Bristow’s IRA; and (iii) options to purchase 6,761 shares that are exercisable within 60 days of February 13, 2020.

(2)	Includes options to purchase 2,837 shares that are exercisable within 60 days of February 13, 2020.
(3)	Includes options to purchase 2,712 shares that are exercisable within 60 days of February 13, 2020.
(4)	Includes options to purchase 1,654 shares that are exercisable within 60 days of February 13, 2020.
(5)	Includes options to purchase 1,604 shares that are exercisable within 60 days of February 13, 2020.
(6)	Includes options to purchase 1,611 shares that are exercisable within 60 days of February 13, 2020.
(7)	Includes options to purchase 1,577 shares that are exercisable within 60 days of February 13, 2020.
(8)	Includes options to purchase 999 shares that are exercisable within 60 days of February 13, 2020.
(9)

See Notes (1) through (8) above. Also, includes additional options to purchase 2,558 shares that are exercisable within 60 days of February 13, 2020 beneficially owned by our executive officers not listed by name in the table above.

(10)

Based upon a Schedule 13G filed with the SEC on February 13, 2020. Renaissance Technologies Holdings Corporation is deemed to beneficially own the shares owned by Renaissance Technologies LLC, because of Renaissance Technologies Holdings Corporation’s majority ownership of Renaissance Technologies LLC. The address for Renaissance Technologies Holdings Corporation and Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Conway, Dr. Grais, Mr. Mitchell, Dr. Hove and Dr. Woosley. In making this determination, the Board of Directors found that none of the directors had a material or other disqualifying relationship with the Company. Dr. Bristow, the Company’s President and Chief Executive Officer is not an independent director by virtue of his employment relationship with the Company.

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2018, or any currently proposed transaction, in which we were or are a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for 2019 and 2018, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2019 and 2018 was approximately $286,000 and $325,000, respectively, of which $111,000 was unpaid and included in Accrued expenses and other liabilities as of December 31, 2018.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2019 and December 31, 2018, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2019	Fiscal Year Ended 2018
Audit Fees (1)	$179,048	$154,500
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
All Other Fees		-
Total Fees	$179,048	$154,500
(1)

Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2019, and December 31, 2018, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The above services performed by the independent registered public accounting firm were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services that our independent registered public accounting firm may perform. The policy also requires that our independent registered public accounting firm provide in writing:

•	an annual description of all relationships between the independent registered public accounting firm and the client that may reasonably be thought to bear on independence;
•	confirm that, in the independent registered public accounting firm’s professional judgment, the independent registered public accounting firm is independent of the client under SEC requirements; and
•	discuss with the Audit Committee the independent registered public accounting firm’s independence and the potential effects on its independence of performing any non-audit related services.

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

     The Audit Committee pre-approved all audit related services rendered in 2019 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

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

(b)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
4.3	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.4	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.5	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.6	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.4†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.5†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.6†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.7†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.8†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.9	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.10†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.11	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.12†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.13†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.14†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.15	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.16	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.17	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
10.18	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated August 21, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
10.19	Amendment No. 2 to Capital on DemandTM Sales Agreement, dated January 25, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/25/2019	10.1
10.20	Amendment No. 3 to Capital on DemandTM Sales Agreement, dated March 11, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	3/11/2019	10.1
10.21	Amendment No. 4 to Capital on DemandTM Sales Agreement, dated May 9, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/9/2019	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.22	Amendment No. 5 to Capital on DemandTM Sales Agreement, dated May 20, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/20/2019	10.1
10.23	Amendment No. 6 to Capital on DemandTM Sales Agreement, dated June 28, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	10.1
10.24§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.25	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.26	Form of Registration Rights Agreement.	8-K	12/22/2011	10.2
10.27	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.28	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.29	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.30	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.31	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.32	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.33	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.34	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.35	Subscription Agreement.	8-K	2/1/2013	10.1
10.36	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1
10.36(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.37	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.38	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.39	Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective March 2, 2016.	8-K	3/7/2016	10.1
10.40	Second Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and CIO Circle Point Limited Partnership, dated October 10, 2019.	10-Q	11/6/2019	10.1
10.41†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.42†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.43†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.44†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.45†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.46†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.47†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.48†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.49†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.50†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/S/ BRIAN L. SELBY
Brian L. Selby Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

Date: February 18, 2020

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	February 18, 2020
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	February 18, 2020
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	February 18, 2020
Linda Grais
/s/ Raymond Woosley	Director	February 18, 2020
Raymond Woosley
/s/ Robert Conway	Director	February 18, 2020
Robert Conway
/s/ Daniel Mitchell	Director	February 18, 2020
Daniel Mitchell
/s/ Anders Hove	Director	February 18, 2020
Anders Hove