Form 10-Q
period 2020-03-31
ARCA biopharma, Inc.
filed 2020-05-06
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On May 5, 2020: 1,594,070

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,674	$8,363
Other current assets	704	117
Total current assets	7,378	8,480
Right-of-use asset - operating	49	22
Property and equipment, net	10	10
Other assets	24	24
Total assets	$7,461	$8,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167	$418
Accrued compensation and employee benefits	189	129
Accrued expenses and other liabilities	799	379
Total current liabilities	1,155	926
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2020 and December 31, 2019; 1,594,070 and 1,594,070 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	152,040	152,024
Accumulated deficit	(145,736)	(144,416)
Total stockholders’ equity	6,306	7,610
Total liabilities and stockholders’ equity	$7,461	$8,536

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$365	$662
General and administrative	975	1,119
Total costs and expenses	1,340	1,781
Loss from operations	(1,340)	(1,781)

Interest and other income	24	38
Interest expense	(4)	(3)
Loss before income taxes	(1,320)	(1,746)
Income tax benefit	—	82
Net loss	$(1,320)	$(1,664)

Net loss per share:
Basic and diluted	$(0.83)	$(1.86)
Weighted average shares outstanding:
Basic and diluted	1,594,070	895,970

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2018	773,558	$1	$144,965	$(138,934)	$6,032
Issuance of common stock for cash, net of offering costs	325,304	—	2,900	—	2,900
Share-based compensation	—	—	50	—	50
Adjustment for fractional shares	(49)	—	—	—	—
Net loss	—	—	—	(1,664)	(1,664)
Balance, March 31, 2019	1,098,813	1	147,915	(140,598)	7,318
Issuance of common stock for cash, net of offering costs	356,743	—	3,262	—	3,262
Share-based compensation	—	—	45	—	45
Net loss	—	—	—	(1,436)	(1,436)
Balance, June 30, 2019	1,455,556	1	151,222	(142,034)	9,189
Issuance of common stock for cash, net of offering costs	138,514	1	736	—	737
Share-based compensation	—	—	29	—	29
Net loss	—	—	—	(1,156)	(1,156)
Balance, September 30, 2019	1,594,070	2	151,987	(143,190)	8,799
Share-based compensation	—	—	27	—	27
Other	—	—	10	—	10
Net loss	—	—	—	(1,226)	(1,226)
Balance, December 31, 2019	1,594,070	2	152,024	(144,416)	7,610
Share-based compensation	—	—	16	—	16
Net loss	—	—	—	(1,320)	(1,320)
Balance, March 31, 2020	1,594,070	$2	$152,040	$(145,736)	$6,306

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,320)	$(1,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	5
Amortization of right-of-use asset - operating	22	16
Share-based compensation	16	50
Change in operating assets and liabilities:
Other current assets	(75)	5
Accounts payable	(293)	(2)
Accrued compensation and employee benefits	60	56
Accrued expenses and other liabilities	(99)	(32)
Net cash used in operating activities	(1,686)	(1,566)
Cash flows from investing activities:
Purchases of property and equipment	(3)	—
Net cash used in investing activities	(3)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	3,081
Common stock offering costs	—	(117)
Net cash provided by financing activities	—	2,964
Net (decrease) increase in cash and cash equivalents	(1,689)	1,398
Cash and cash equivalents, beginning of period	8,363	6,608
Cash and cash equivalents, end of period	$6,674	$8,006
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$82
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$408	$349
Common stock offering costs accrued but not yet paid	$—	$64
Leased assets obtained in exchange for operating lease liabilities, upon adoption and extension	$49	$60

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

In 2018, the Company completed its Phase 2B clinical superiority trial, known as GENETIC-AF, which evaluated Gencaro for the treatment of AF in HF patients. In the trial, Gencaro was evaluated against an active comparator, the beta-blocker TOPROL-XL (metoprolol succinate), a drug indicated for the treatment of HF patients that is commonly prescribed for HF patients with AF.   Enrollment in GENETIC-AF was limited to patients that possess the specific genotype that the Company believes responds best to Gencaro. The planned development program of Gencaro is, in part, based on the results of the Company’s completed GENETIC-AF Phase 2B clinical trial and a prospectively designed DNA substudy of adrenergic receptor polymorphisms in the BEST trial, a previous Phase 3 study of HF patients. Following review of the Phase 2B GENETIC-AF clinical trial results, as well as its alignment with previous Phase 3 pharmacogenetic substudy data from the BEST trial, the U.S. Food and Drug Administration (FDA) stated that data from a single pivotal Phase 3 clinical trial may be sufficient to support approval of Gencaro for the treatment of AF in patients with HF. In 2019, the Company reached an agreement with the FDA known as a Special Protocol Assessment (SPA), for the requirements of the Gencaro Phase 3 clinical trial. Based on the SPA agreement, the planned Phase 3 clinical trial, if successful, may support a New Drug Application (NDA) for the marketing approval of Gencaro.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic.  This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The Company cannot predict what the long term effects of this pandemic and the resulting economic disruptions may have on the Company’s results of operations. The extent of the effect of the COVID-19 pandemic on the Company’s results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.  The COVID-19 pandemic may make it more difficult for the Company to enroll patients in any future clinical trials, including PRECISION-AF, and the economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce the Company’s ability to secure equity or debt financing necessary to support the Company’s operations. The Company is unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.  The financial statements do not reflect any adjustments as a result of the COVID-19 pandemic.

Due to the current status of the Gencaro development program, the current amount of cash and cash equivalents held, the anticipated costs to be incurred for existing operations as well as exploring other corporate strategic alternatives, and the uncertainty of the Company’s ability to raise a significant amount of capital and the continuing economic uncertainty resulting from the COVID-19 pandemic, management has determined there is substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued. The Company has implemented efforts to reduce personnel costs, including reduction of executive management salaries. The Company could delay or cancel certain planned expenditures related to its drug development programs and/or implement additional cost reduction measures to conserve its cash balances; however, there is no assurance that those measures would be adequate to allow the Company to continue as a going concern for a period beyond one year from the issuance of these financial statements.  These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for Gencaro or any other product candidate;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID-19 pandemic;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full year ending December 31, 2020.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three months ended March 31, 2020 and 2019.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities on the Company’s March 31, 2020 and December 31, 2019 balance sheets.

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

Recent Accounting Pronouncements

The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.

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

Because the Company reported a net loss for the three months ended March 31, 2020 and 2019, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2020	2019
Potentially dilutive securities, excluded:
Outstanding stock options	30,890	33,281
Warrants to purchase common stock	133,401	135,862
	164,291	169,143

(3) Fair Value Disclosures

There were no marketable securities as of March 31, 2020 or December 31, 2019.

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

As of March 31, 2020 and December 31, 2019, the Company had $6.7 million and $8.3 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month periods ended March 31, 2020 and year ended December 31, 2019.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in Accounts payable and Accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2020	December 31, 2019
Computer equipment	3 years	$57	$54
Lab equipment	5 years	142	142
Furniture and fixtures	5 years	61	61
Computer software	3 years	61	61
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		380	377
Accumulated depreciation and amortization		(370)	(367)
Property and equipment, net		$10	$10

For the three months ended March 31, 2020 and 2019, depreciation and amortization expense was $3,000 and $5,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2020 and 2019 was $70,000 and $70,000 respectively.

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

In March 2016, October 2019 and February 2020 the lease was amended to extend the lease term.  Effective February 24, 2020, the lease was renewed for an additional six month term beginning April 1, 2020 and expiring on September 30, 2020 (the February 2020 Amendment). Under the February 2020 Amendment, the Company has no further rights to extend or renew this lease agreement.  The lease includes real estate taxes and insurance, which is not a lease component and is not included in the lease obligation.  In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation.  Below is a summary of the future undiscounted minimum lease payments committed for the Company’s facility in Westminster, Colorado as of March 31, 2020 (in thousands):

Remainder of 2020	$51
Total future minimum lease payments	$51

Rent expense, which is included in general and administrative expense, for the three months ended March 31, 2020 and 2019 was $23,000 and $17,000, respectively.

As of March 31, 2020 and December 31, 2019, the lease liability was $50,000 and $25,000, respectively, and is included in accrued expenses and other liabilities. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the three months ended March 31, 2020 and 2019 were $25,000 and $23,000, respectively. The weighted-average remaining lease term for the operating lease as of March 31, 2020 is 0.5 years. The weighted-average discount rate for the operating lease is 7.5%.

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

Under the amended Sales Agreement, the Company sold an aggregate of 820,561 shares of Common Stock, for net proceeds of approximately $6.9 million, during the year ended December 31, 2019, including initial expenses for executing the “at the market offering” and commissions to the placement agent. There were no sales sold under this offering in the three months ended March 31, 2020.

As of March 31, 2020, the Company had sold all shares available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-217459).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of March 31, 2020, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three month periods ended March 31, 2020 and 2019, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$9	$23
General and administrative	7	27
Total	$16	$50

Stock option transactions for the three month period ended March 31, 2020 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2019	31,136	$84.50	6.26
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(246)	591.88
Options outstanding at March 31, 2020	30,890	$80.46	6.06
Options exercisable at March 31, 2020	30,526	$81.38	6.05
Options vested and expected to vest	30,890	$80.46	6.06

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

Income tax benefit of $82,000 for the three months ended March 31, 2019 primarily was related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act).  As of December 31, 2019, the Company had realized the full amount available under the PATH Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for Gencaro, including our ability to secure sufficient financing to support our anticipated Phase 3 clinical trial of Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the end of the third quarter of 2020, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any Phase 3 clinical trials for Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2019, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	more effective rhythm control compared to the current standard of care;
•	reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	effective rate control with lower risk of treatment-limiting bradycardia;
•	foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF; and
•	the only drug therapy approved for AF in HF patients with LVEF ≥ 40%.

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

We believe our cash and cash equivalents balance as of March 31, 2020 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. For instance, in March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic.  This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of March 31, 2020, we had sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HF patients. The study is expected to enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have LVEF ≥ 40% and ≤ 55%, a recent AF event, and the beta-1 389 arginine homozygous genotype which we believe responds best to Gencaro. The planned trial will use a significance criterion for the primary endpoint of p ≤ 0.05; however, the proposed sample size has greater than 90% power for a p-value ≤ 0.01, the regulatory threshold specified in the SPA agreement to allow for approval based on a single Phase 3 clinical trial. The trial will include an interim analysis after a portion of total patients have been enrolled that is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. Subject to securing additional financing, we plan to initiate enrollment of PRECISION-AF in the fourth quarter of 2020. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing.

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

Based upon our analysis of the GENETIC-AF data, we believe further clinical development of Gencaro can be successful using entry criteria to identify patients with the characteristics for disease duration and onset described above and outlined in the following table:

GENETIC-AF Subgroup Analysis: Time to First AF/AFL/ACM Event
Population Subpopulation	Time to AF/AFL/ACM
All Patients	N = 267	↑ 1%	p = 0.961
HF and AF for less than 12 years	N = 230	↓ 32%	p = 0.064
AF not more than 2 years prior to HF (PTP cohort)	N = 196	↓ 46%	p = 0.011
LVEF ≥ 40% and ≤ 55%	N = 91	↓ 58%	p = 0.017
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

Our cumulative analyses of important AF-related clinical outcomes are summarized in the following table:

GENETIC-AF Subgroup Analysis: Cumulative Events During Efficacy Follow-up Period
Cohort	Entire Cohort (N=259)		PTP Cohort (N=190)		PTP Cohort LVEF ≥ 40% and ≤ 55% (N = 87)
Maintenance of Normal Sinus Rhythm	↑ 15%	p = 0.022	↑ 28%	p < 0.001	↑ 28%	p = 0.019
AF Interventions and CV AEs	↓ 30%	p = 0.008	↓ 46%	p = 0.001	↓ 55%	p = 0.005
AF Interventions	↓ 33%	p = 0.009	↓ 51%	p < 0.001	↓ 58%	p = 0.006
Sinus Bradycardia	↓ 55%	p < 0.001	↓ 49%	p < 0.001	↓ 61%	p < 0.001

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

BEST Trial Clinical Responses by Genotype Groups
Endpoint	ADRB1 Arg389Arg (n = 493)		ADRB1 389Gly carrier (n = 547)
All-cause mortality (ACM)	↓ 38%	p = 0.030	↓ 10%	p = 0.570
CV mortality (CVM)	↓ 48%	p = 0.014	↓ 22%	p = 0.233
CV Hospitalization	↓ 36%	p = 0.002	↓ 7%	p = 0.588
HF Hospitalization	↓ 36%	p = 0.006	↓ 14%	p = 0.300
ACM or HF Hospitalization	↓ 34%	p = 0.004	↓ 13%	p = 0.250
CVM or HF Hospitalization	↓ 38%	p = 0.002	↓ 17%	p = 0.170
AF Prevention	↓ 74%	p < 0.001	↑ 1%	p = 0.969
VT/VF Prevention	↓ 74%	p < 0.001	↓ 40%	p = 0.085
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

R&D expense for the three months ended March 31, 2020 was $0.4 million compared to $0.7 million for the corresponding period of 2019, a decrease of approximately $0.3 million.

R&D personnel costs decreased approximately $0.2 million for the three months ended March 31, 2020, as compared to the corresponding period of 2019. The remaining decrease is primarily a result of lower outside services and consulting costs.

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

G&A expenses were relatively unchanged at $1.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. The $0.1 million decrease was primarily a result of lower personnel costs and lower outside services and consulting costs in 2020.

G&A expenses in 2020 are expected to be consistent with those in 2019 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $24,000 and $38,000 in the three months ended March 31, 2020 and 2019, respectively. We expect interest income to be consistent with 2019 as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $4,000 and $3,000 for the three months ended March 31, 2020 and 2019, respectively. Based on our current capital structure, interest expense for the remainder of 2020 is expected to be negligible.

Income Tax Benefit

There was no income tax benefit for the three months ended March 31, 2020.  Income tax benefit was $82,000 for the three months ended March 31, 2019. The benefit was primarily related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act. In 2019, the benefit was fully monetized and we do not expect additional significant income tax benefit in 2020.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$6,674	$8,363

As of March 31, 2020, we had total cash and cash equivalents of $6.7 million, as compared to $8.4 million as of December 31, 2019. The net decrease of $1.7 million primarily reflects cash used in operating activities during the three months ended March 31, 2020, as discussed below.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,686)	$(1,566)
Investing activities	(3)	—
Financing activities	—	2,964
Net (decrease) increase in cash and cash equivalents	$(1,689)	$1,398

Net cash used in operating activities for the three months ended March 31, 2020 increased $0.1 million compared with the same period in 2019. This was primarily due to higher outflows related to changes in operating assets and liabilities, offset by a lower net loss in 2020, as discussed in Results of Operations above.

Net cash used in investing activities for the three months ended March 31, 2020 was $3,000 for the purchase of property and equipment. There was no net cash (used in) provided by investing activities for the three months ended March 31, 2019.

There was no net cash (used in) provided by financing activities for the three months ended March 31, 2020. Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2019 representing $3.0 million in net proceeds from sales of our common stock in our “at the market” equity offering in the period.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2019, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement from $10.2 million to $17.5 million. As of March 31, 2020, we had sold an aggregate of 1,087,858 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of March 31, 2020, we had sold all shares available for this offering under its prospectus to our registration statement on Form S-3 (No. 333-217459).

Our ability to execute our Gencaro development program in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials, including PRECISION‑AF, in order to gain possible regulatory approval for Gencaro or any other product candidate;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	our ability to control costs associated with its operations;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID-19 pandemic;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

We believe our cash and cash equivalents balance as of March 31, 2020 will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. However, our forecast of the period of time through which our financial resources will be adequate to support our current and forecasted operations could vary materially. In May 2019, we implemented efforts to reduce personnel costs, including reduction of executive management salaries. We may be required to take similar actions again in the future.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We cannot predict what the long term effects of this pandemic and the resulting economic disruptions may have on our results of operations. The extent of the effect of the COVID-19 pandemic on our results of operations will depend on a number future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.  The COVID-19 pandemic may make it more difficult for us to enroll patients in any future clinical trials, including PRECISION-AF, and the economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure equity or debt financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We will need to raise additional capital to fund future operations, additional development of Gencaro or any other product candidates, or complete a strategic transaction. Such financing would likely result in dilution to our existing stockholders. If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. The significant uncertainties surrounding the clinical development timelines and costs and the ability to raise a significant amount of capital and the continuing economic uncertainty resulting from the COVID-19 pandemic raises substantial doubt about our ability to continue as a going concern from one year after our financial statements have been issued.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2019 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

In light of the expected development timeline to potentially obtain FDA approval for Gencaro, if at all, the substantial additional costs associated with the development of Gencaro and our other product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing Gencaro, if it is approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on Gencaro and our other product candidates or discontinue our operations. Even if we are able to fund continued development and Gencaro or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities to successfully commercialize Gencaro or any other product candidate.

We believe our cash and cash equivalents balance as of March 31, 2020 will be sufficient to fund our operations, at our projected cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 1,087,858 shares of our common stock, for aggregate gross proceeds of approximately $17.4 million. Net proceeds received in this offering were approximately $16.4 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Additionally, in March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure equity or debt financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, economic conditions may cause capital not to be available to us, or not be available on acceptable terms, regardless of our business efforts.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for Gencaro and our other product candidates;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID-19 pandemic;
•	our ability to control costs associated with our operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

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

Our management, as of March 31, 2020 and December 31, 2019, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2019, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our financial statements for the three months ended March 31, 2020 and our audited financial statements for the fiscal year ended December 31, 2019 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of March 31, 2020, our management concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern for a period from one year after our quarterly financial statements have been issued.  As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued.  We believe our cash and cash equivalents balance as of March 31, 2020 will be sufficient to fund our operations, at our projected cost structure, after giving effect to potential cost reductions, through the end of the third quarter of 2020. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

As of May 5, 2020, the closing price of our common stock was $3.79 per share, and the total market value of our listed securities was approximately $6.0 million. As of March 31, 2020, we had stockholders’ equity of $6.3 million.

Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely may have clinical trial sites or other business operations. We anticipate having clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain.

Our business could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, in regions where we may have concentrations of future clinical trial sites or other business operations.

If the recent COVID-19 outbreak continues to spread, we may need to further limit operations or implement limitations, including work-from-home policies. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In particular, our anticipated clinical trials, including PRECISION-AF, may be affected by the COVID-19 outbreak. Site initiation, patient enrollment, distribution of drug product candidates, study monitoring, and data collection may be delayed due to changes in hospital policies, local regulations, and/or prioritization of hospital resources toward the COVID-19 outbreak. If COVID-19 continues to spread, some patients and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines may impede patient movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be required to delay patient enrollment or unable to obtain patient data as a result.

In addition, third party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by restrictions resulting from the COVID-19 outbreak which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

The ultimate impact of the COVID-19 outbreak or a similar future health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We may also encounter difficulty enrolling a sufficient number of patients in any future clinical trial, including PRECISION-AF, due to circumstances which are outside our control, including as a result of the ongoing COVID-19 pandemic. See “Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We anticipate having clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain” for a discussion of the risks that the COVID-19 pandemic poses to, among other things, our anticipated clinical trials.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2020, we had approximately 1.6 million shares of common stock outstanding, 20% of which is approximately 319,000 shares. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In the twelve-months prior to May 5, 2020, we sold an aggregate of 495,257 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $4.2 million. Due to these sales, we may be limited in our ability to sell securities registered on Form S-3 over the next 12 months, which may substantially limit our ability to effect future financings. In addition, we are currently subject to certain contractual rights of investors arising from our public and private equity financing transactions that limit the nature and price of future public and private financing transactions that we may effect.

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

Risks Related to Ownership of our Common Stock and Stock Price Volatility

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including as a result of the ongoing COVID-19 pandemic. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Future sales or the possibility of future sales of our common stock may depress the market price of our common stock.

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2020, approximately 1.6 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2020, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2020, there were approximately 31,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2020 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Third Amendment to Office Lease Agreement, effective February 24, 2020, between ARCA biopharma, Inc. and CIO Circle Point, Limited Partnership.	8-K	3/4/2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: May 6, 2020