Form 10-Q
period 2020-06-30
ARCA biopharma, Inc.
filed 2020-08-05
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On July 31, 2020: 5,905,284

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,041	$8,363
Other current assets	532	117
Total current assets	11,573	8,480
Right-of-use asset - operating	24	22
Property and equipment, net	12	10
Other assets	24	24
Total assets	$11,633	$8,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576	$418
Accrued compensation and employee benefits	152	129
Accrued expenses and other liabilities	600	379
Total current liabilities	1,328	926
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2020 and December 31, 2019; 2,267,570 and 1,594,070 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	157,341	152,024
Accumulated deficit	(147,038)	(144,416)
Total stockholders’ equity	10,305	7,610
Total liabilities and stockholders’ equity	$11,633	$8,536

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$372	$440	$737	$1,102
General and administrative	938	1,068	1,913	2,187
Total costs and expenses	1,310	1,508	2,650	3,289
Loss from operations	(1,310)	(1,508)	(2,650)	(3,289)

Interest and other income	2	48	26	86
Interest expense	(3)	(3)	(7)	(6)
Loss before income taxes	(1,311)	(1,463)	(2,631)	(3,209)
Income tax benefit	9	27	9	109
Net loss	$(1,302)	$(1,436)	$(2,622)	$(3,100)

Net loss per share:
Basic and diluted	$(0.73)	$(1.14)	$(1.55)	$(2.87)
Weighted average shares outstanding:
Basic and diluted	1,793,900	1,263,768	1,693,985	1,080,885

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2018	773,558	$1	$144,965	$(138,934)	$6,032
Issuance of common stock for cash, net of offering costs	325,304	—	2,900	—	2,900
Share-based compensation	—	—	50	—	50
Adjustment for fractional shares	(49)	—	—	—	—
Net loss	—	—	—	(1,664)	(1,664)
Balance, March 31, 2019	1,098,813	1	147,915	(140,598)	7,318
Issuance of common stock for cash, net of offering costs	356,743	—	3,262	—	3,262
Share-based compensation	—	—	45	—	45
Net loss	—	—	—	(1,436)	(1,436)
Balance, June 30, 2019	1,455,556	1	151,222	(142,034)	9,189
Issuance of common stock for cash, net of offering costs	138,514	1	736	—	737
Share-based compensation	—	—	29	—	29
Net loss	—	—	—	(1,156)	(1,156)
Balance, September 30, 2019	1,594,070	2	151,987	(143,190)	8,799
Share-based compensation	—	—	27	—	27
Other	—	—	10	—	10
Net loss	—	—	—	(1,226)	(1,226)
Balance, December 31, 2019	1,594,070	2	152,024	(144,416)	7,610
Share-based compensation	—	—	16	—	16
Net loss	—	—	—	(1,320)	(1,320)
Balance, March 31, 2020	1,594,070	2	152,040	(145,736)	6,306
Issuance of common stock and exercise of prefunded warrants for cash, net of offering costs	673,500	—	5,297	—	5,297
Share-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,302)	(1,302)
Balance, June 30, 2020	2,267,570	$2	$157,341	$(147,038)	$10,305

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,622)	$(3,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	11
Amortization of right-of-use asset - operating	47	32
Share-based compensation	20	95
Change in operating assets and liabilities:
Other current assets	95	161
Accounts payable	(103)	(13)
Accrued compensation and employee benefits	23	(36)
Accrued expenses and other liabilities	(192)	94
Net cash used in operating activities	(2,728)	(2,756)
Cash flows from investing activities:
Purchases of property and equipment	(6)	—
Net cash used in investing activities	(6)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,061	6,517
Common stock offering costs	(514)	(287)
Repayment of principal on vendor finance agreement	(135)	(116)
Net cash provided by financing activities	5,412	6,114
Net increase in cash and cash equivalents	2,678	3,358
Cash and cash equivalents, beginning of period	8,363	6,608
Cash and cash equivalents, end of period	$11,041	$9,966
Supplemental cash flow information:
Interest paid	$4	$3
Income tax refund received	$9	$109
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$273	$233
Common stock offering costs accrued but not yet paid	$250	$68
Leased assets obtained in exchange for operating lease liabilities, upon extension and adoption	$49	$60

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidates are AB201 (rNAPc2) as a potential treatment for diseases caused by ribonucleic acid, or RNA, viruses, initially focusing on COVID-19, the disease syndrome caused by SARS-CoV-2 virus, and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation (AF) in patients with chronic heart failure (HF).

AB201 is a protein therapeutic the Company plans to put into clinical development for the treatment of severe COVID-19 associated coagulopathy disease. Based on its unique mechanism of action, its development history and the accumulating clinical evidence from the SARS‑CoV-2 pandemic, the Company believes AB201 has potential to be a beneficial therapy for patients with this viral disease. Pending U.S. Food and Drug Administration, or FDA, guidance, the Company plans to initiate a Phase 2 clinical trial of AB201 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020.

The Company has put initiation of the PRECISION-AF clinical trial of Gencaro on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201. The Company estimates that, subject to obtaining additional financing, enrollment in PRECISION-AF could start in 2021; however, this estimate is subject to change due to the uncertainties of the ongoing COVID-19 pandemic and the availability of patients for non-COVID-19 related trials.

The Company’s other product candidate, AB171, is a thiol-substituted isosorbide mononitrate, which ARCA plans to develop as a genetically-targeted treatment for HF and peripheral arterial disease.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The Company does not expect a material financial effect as a result of the pandemic. However, if the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company believes that its current cash and cash equivalents as of June 30, 2020, together with the net proceeds of $24.1 million raised from July 1, 2020 through July 31, 2020 from sales of its common stock, will be sufficient to fund its operations at the current cost structure plus projected costs for the AB201 clinical development program, through the end of the fourth quarter of 2021. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. The Company will have to raise additional capital for clinical trials of our product candidates, AB201 and Gencaro.

These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AB201 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for AB201, Gencaro or any other product candidate;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID-19 pandemic;
•	the Company’s ability to control costs associated with its operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results expected for the full year ending December 31, 2020.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing AB201 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and six months ended June 30, 2020 and 2019.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities on the Company’s June 30, 2020 and December 31, 2019 balance sheets.

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

Because the Company reported a net loss for the three and six months ended June 30, 2020 and 2019, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2020	2019
Potentially dilutive securities, excluded:
Outstanding stock options	30,890	32,833
Warrants to purchase common stock	133,401	135,862
	164,291	168,695

(3) Fair Value Disclosures

There were no marketable securities as of June 30, 2020 or December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, the Company had $11.0 million and $8.3 million, respectively, of cash equivalents consisting of money market funds. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the six-month periods ended June 30, 2020 and year ended December 31, 2019.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2020	December 31, 2019
Computer equipment	3 years	$29	$54
Lab equipment	5 years	146	142
Furniture and fixtures	5 years	61	61
Computer software	3 years	61	61
Leasehold improvements	Lesser of useful life or life of the lease	59	59
		356	377
Accumulated depreciation and amortization		(344)	(367)
Property and equipment, net		$12	$10

For the six months ended June 30, 2020 and 2019, depreciation and amortization expense was $4,000 and $11,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2020 and 2019 was $141,000 and $141,000 respectively.

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

In March 2016, October 2019 and February 2020 the lease was amended to extend the lease term.  Effective February 24, 2020, the lease was renewed for an additional six month term beginning April 1, 2020 and expiring on September 30, 2020 (the February 2020 Amendment). Under the February 2020 Amendment, the Company has no further rights to extend or renew this lease agreement.  The lease includes real estate taxes and insurance, which is not a lease component and is not included in the lease obligation.  In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation.  Below is a summary of the future undiscounted minimum lease payments committed for the Company’s facility in Westminster, Colorado as of June 30, 2020 (in thousands):

Remainder of 2020	$25
Total future minimum lease payments	$25

Rent expense, which is included in general and administrative expense, for the six months ended June 30, 2020 and 2019 was $48,000 and $34,000, respectively.

As of June 30, 2020 and December 31, 2019, the lease liability was $25,000 and $25,000, respectively, and is included in accrued expenses and other liabilities. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the six months ended June 30, 2020 and 2019 were $51,000 and $45,000, respectively. The weighted-average remaining lease term for the operating lease as of June 30, 2020 is 0.3 years. The weighted-average discount rate for the operating lease is 7.5%.

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

(7) Equity Financings and Warrants

Registered Direct Financing

On June 3, 2020, the Company closed a registered direct offering with certain institutional and accredited investors of 348,000 shares of the Company’s common stock, at a purchase price of $9.00 per share, and pre-funded warrants to purchase 325,500 shares of common stock at a purchase price of $8.999 per warrant. All warrants were exercised by the closing date.  No pre-funded warrants are outstanding as of June 30, 2020. The net proceeds were approximately $5.3 million, after deducting placement agent fees and other offering expenses. The Company paid JonesTrading a placement agent fee equal to 8.0% of the aggregate gross proceeds and agreed to provide JonesTrading with customary indemnification and contribution rights.

At the Market Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017, January 25, 2019, March 11, 2019, May 9, 2019, May 20, 2019, June 28, 2019, July 2, 2020 and July 14, 2020, the Company amended its Capital on Demand Sales Agreement. The amendments, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement from $7.3 million to $32.4 million (the Shares).

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

Under the amended Sales Agreement, the Company sold an aggregate of 820,561  shares of Common Stock, for net proceeds of approximately $6.9 million, during the year ended December 31, 2019, including initial expenses for executing the “at the market offering” and commissions to the placement agent. There were no sales sold under this offering in the six months ended June 30, 2020.

In July 2020, the Company sold an aggregate of 2,214,301 shares of Common Stock, for net proceeds of approximately $14.4 million under the Sales Agreement. This sales agreement terminated in July 2020.

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. As of July 31, 2020, the Company had sold an aggregate of 1,423,413 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $9.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of July 31, 2020, the Company has $43.9 million available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-238067).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of June 30, 2020, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three and six month periods ended June 30, 2020 and 2019, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$4	$22	$13	$45
General and administrative	—	23	7	50
Total	$4	$45	$20	$95

Stock option transactions for the six month period ended June 30, 2020 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2019	31,136	$84.50	6.26
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(246)	591.88
Options outstanding at June 30, 2020	30,890	$80.46	5.81
Options exercisable at June 30, 2020	30,684	$81.17	5.81
Options vested and expected to vest	30,890	$80.46	5.81

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

Income tax benefit of $9,000 for the three and six months ended June 30, 2020 was related to realization of alternative minimum tax carryforwards. Income tax benefit of $27,000 and $109,000 for the three and six months ended June 30, 2019 primarily was related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act).  As of December 31, 2019, the Company had realized the full amount available under the PATH Act.

(10) Subsequent Event

In July 2020, the Company amended its Sales Agreement and issued additional Common Stock, as discussed in Note 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for AB201 and Gencaro, including the potential for AB201 to treat COVID-19, including our ability to secure sufficient financing to support our anticipated clinical trials of AB201 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and/or treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the end of the fourth quarter of 2021, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for AB201 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2019, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of patients, using genomic, non-genomic biomarker and other information that extends beyond routine diagnostic categorization. We believe that when implemented correctly precision medicine can enhance therapeutic response, improve patient outcomes, and reduce healthcare costs.

Our lead product candidates are AB201 (rNAPc2) as a potential treatment for diseases caused by ribonucleic acid, or RNA, viruses, initially focusing on COVID-19, the disease syndrome caused by SARS-CoV-2 virus, and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF.

AB201 (rNAPc2) for COVID-19 associated coagulopathy

AB201, also known as Recombinant Nematode Anticoagulant Protein c2, or rNAPc2, is a protein therapeutic we plan to put into clinical development for the treatment of severe COVID-19 disease. Based on its unique mechanism of action, its development history and the accumulating clinical evidence from the SARS-CoV-2 pandemic, we believe AB201 has potential to be a beneficial therapy for patients with this viral disease. Pending U.S. Food and Drug Administration, or FDA, guidance, we plan to initiate a Phase 2 clinical trial of AB201 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020.

We believe that AB201 is the most potent and long-acting inhibitor of tissue factor, or TF. TF is a cellular receptor widely distributed in mammalian tissues and involved in many essential biological processes. TF is responsible for initiation of the primary coagulation pathway, the mechanism by which blood clotting occurs in the body in response to injury. Recent research has also shown that various TF pathways are involved in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. As the SARS-CoV-2 pandemic has progressed, serious complications relating to over-activation of the coagulation and immune systems have increasingly been observed in patients hospitalized with severe disease. We believe this evidence implicates the various TF pathways, and provides a strong rationale to test AB201 as a potential therapeutic for COVID-19.  AB201 has not yet been tested in any pre-clinical COVID‑19 models or in any patients diagnosed with COVID-19.

AB201 was originally developed for potential use as an anticoagulant, due to its inhibition of the TF-initiated coagulation process. It was evaluated for the prevention of thrombosis in a Phase 1 and Phase 2 clinical program involving over 700 subjects, and demonstrated both safety and efficacy in these studies. AB201 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19. Research had shown that viral infections can provoke dysregulated activation of the TF pathway, resulting in abnormal systemic coagulation and related inflammation, leading to organ failure and mortality. For this reason, AB201 was tested as a therapeutic in non-human primates, or NHPs, in studies against lethal doses of the Ebola and Marburg viruses, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and evidence of reduced disseminated intravascular coagulation (DIC).

SARS-CoV-2 is a new coronavirus identified in late 2019 and belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, the virus has infected over 18 million people and has caused over 0.6 million reported deaths (as of August 4, 2020).

COVID-19 is associated with a high incidence of coagulation-related adverse events, including stroke, myocardial infarction, or MI, (i.e., heart attack), pulmonary emboli, and DIC, a condition in which small blood clots develop throughout the bloodstream, blocking small vessels. This syndrome is so frequently observed in COVID-19 that it has received the name of COVID-19 Associated Coagulopathy, or CAC. A commonly used biomarker for assessing coagulation activation and the presence of CAC is a D-dimer test, which is elevated in approximately 50% of hospitalized COVID-19 patients and is associated with adverse clinical outcomes. Researchers believe that this and other evidence points to dysregulation of TF pathways in COVID-19 patients and the resulting development of CAC.

AB201 has shown potential in addressing the coagulation disorder caused by severe viral infections. In the preliminary studies in NHPs against lethal doses of the Ebola and Marburg virus, AB201 lowered D-dimer levels, reduced mortality and showed other anti-inflammatory effects. More recent research supports our belief that AB201 has the unique ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease. Taken together, this evidence suggests that AB201 may have therapeutic benefits for patients with severe COVID-19 disease, as manifested by the presence of CAC.

As a therapeutic aimed at a host response disease syndrome, we believe AB201 potentially could be used in combination with other antiviral drugs. We believe its potential efficacy is not linked to a specific viral genome and may not be diminished by genetic drift or the development of new strains of the SARS-CoV-2 virus. As a therapeutic addressing a disease syndrome, AB201 may have broad spectrum potential against multiple pathogens that have disease elements in common with COVID‑19, such as other coronaviruses and other RNA viruses. Therefore, we believe that AB201 has therapeutic potential for future viral outbreaks beyond the current pandemic, even after a safe and effective vaccine has been successfully developed for SARS-CoV-2.

AB201 is a single-chain, 85 amino acid, recombinant protein administered subcutaneously, that has previously been evaluated under three FDA Investigational New Drug, or IND, applications in nine Phase 1 and Phase 2 clinical trials in the United States and Europe. This clinical program primarily examined the safety, dosing and anticoagulation effects of AB201 in treating thrombosis in patients with acute coronary syndromes, who had undergone surgical procedures and needed prophylactic anticoagulation, or who were undergoing percutaneous coronary interventions. In these trials, involving more than 700 human subjects with over 600 exposed to drug, AB201 was well-tolerated with a well-demonstrated safety profile. AB201 is manufactured in an engineered yeast strain by an established methodology following current Good Manufacturing Practices, or cGMP, and we believe this process can be readily scaled to commercial quantities. FDA granted AB201 Orphan Drug Designation status in 2014 for the treatment of viral hemorrhagic fever post-exposure to Ebola virus, but clinical trials were not conducted.

Pending FDA guidance, we plan to initiate clinical testing of AB201 as a potential treatment for COVID-19 in the fourth quarter of 2020. To enable this timeline, we anticipate filing an IND application with the FDA in the third quarter of this year. We plan to initially evaluate AB201 for the treatment of patients hospitalized with  COVID-19 who have evidence of CAC, as indicated by elevated D-dimer levels. We plan to collaborate with an experienced clinical research network to conduct the initial COVID-19 trial. We plan to finance the development of AB201 through public or private equity or debt funding and, potentially, governmental sources. Our AB201 development plans, including the timeline, will depend on FDA guidance and our ability to finance the development, which are currently uncertain.

If we are successful in developing AB201, we will hold exclusive commercial rights to the compound. This includes pending and existing patents, 12 years market exclusivity as a reference biological product under FDA law in the United States, and data exclusivity in the European Union (EU). As we launch the development of AB201, we plan to pursue strategic co-development and partnering opportunities for its further development and commercialization.

Gencaro™ (bucindolol hydrochloride) for Atrial Fibrillation

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

Gencaro was the subject of a Phase 3 HF development program that identified a key genetic biomarker that enhanced the drug’s efficacy. Patients with a particular  genotype had enhanced improvements in mortality, hospitalization and the prevention of arrhythmias. We believe that this genotype, is detectable using standard DNA testing technology, can serve as a diagnostic marker for predicting enhanced therapeutic response to Gencaro.

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

We believe that patients with HF and AF represent a major unmet medical need, and this need is most pronounced in patients with LVEF values of 40% and above. This LVEF range constitutes more than half of all chronic HF in the United States and Europe, and there are currently no approved or guideline recommended therapies for these patients to treat either their AF or HF. AF is a very common complication in these patients, with estimates of AF incidence ranging from 40% to 60%. Beta-blockers approved for HF are commonly used off-label to treat AF and HF in these patients, but they are only moderately effective in preventing AF and none are approved for patients with LVEF ≥ 40%. Other anti-arrhythmic drugs approved for the treatment of AF have adverse side effects and in HF patients are either contraindicated or have label warnings for use due to an increased risk of mortality. Interventional procedures for AF, such as catheter ablation and electrical cardioversion, are invasive, expensive, and often temporary; typically requiring the continued use of beta blockers post-intervention to manage both AF and HF.

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	More effective rhythm control compared to the current standard of care;
•	Reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	Effective rate control with lower risk of treatment-limiting bradycardia;
•	Foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF;
•	The only drug therapy approved and shown effective for AF in HF patients with LVEF ≥ 40%.

We have exclusive development and commercial rights for Gencaro in all indications. We have an international patent portfolio for Gencaro in the United States, the European Union, or EU, and other major markets, as well as new chemical entity status, which we believe will give us a strong intellectual property position to at least approximately 2031 in the United States and approximately ten years from approval in the EU. Additional issued and pending patents have the potential for longer exclusivity in these and other markets. We have developed a laboratory platform to perform the genetic test that was approved by FDA for use in the Phase 2B clinical trial. We retain all rights to this test platform which we expect to use in future clinical trials, and which we believe could be used for commercialization.

To support the continued development of AB201 and Gencaro, we will need additional financing to fund the planned clinical trials of AB201 and the PRECISION-AF clinical trial, and our general and administrative costs through the trials’ projected completion. Considering the substantial time and costs associated with the development of AB201 and Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on AB201 or Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of June 30, 2020, together with the net proceeds of $24.1 million raised from July 1, 2020 through July 31, 2020 from sales of our common stock, will be sufficient to fund our operations at our current cost structure plus projected costs for the AB201 clinical development program, through the end of the fourth quarter of 2021. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We will have to raise additional capital for clinical trials of our product candidates, AB201 and Gencaro.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of Coronavirus, a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. We do not expect a material financial effect as a result of the pandemic. However, if the pandemic continues to be a severe worldwide crisis, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we had sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In July 2020, we entered into a new sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of July 31, 2020, we had sold an aggregate of 1,423,413 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in this offering were approximately $9.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of July 31, 2020, we have $43.9 million available for this offering under its prospectus to our registration statement on Form S‑3 (No. 333-238067).

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

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HF patients. The study is expected to enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have LVEF ≥ 40% and ≤ 55%, a recent AF event, and the beta-1 389 arginine homozygous genotype which we believe responds best to Gencaro. The planned trial will use a significance criterion for the primary endpoint of p ≤ 0.05; however, the proposed sample size has greater than 90% power for a p-value ≤ 0.01, the regulatory threshold specified in the SPA agreement to allow for approval based on a single Phase 3 clinical trial. The trial will include an interim analysis after a portion of total patients have been enrolled that is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. We have put initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201. We estimate that enrollment in PRECISION-AF could start in 2021; however, this estimate is subject to change due to the uncertainties of the ongoing COVID-19 pandemic and the availability of patients for non-COVID-19 related trials. Any future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing.

AB171

AB171 is a thiol-containing derivative of isosorbide mononitrate. Pre-clinical data indicate that AB171 may have antioxidant properties and may be favorably differentiated from other nitrates for prevention of myocardial remodeling, anti-atherosclerotic effects and the loss of effectiveness when used as a sustained therapy. We believe the unique pharmacology of AB171, coupled with targeting to genetically identified enhanced response subpopulations, has the potential to translate to better long-term responses than currently available treatments. We have identified what we believe to be a pharmacogenetic target for AB171 that is the basis for our patents, and which may enable genetically targeted cardiovascular development programs in two cardiovascular indications: HF and PAD. The European Patent Office has issued a patent to us on methods of treating cardiovascular disease and conditions with a thiol-substituted isosorbide mononitrate based on genetic targeting. The European patent has been validated in ten countries in the EMA: We also have related patent applications pending in the United States Patent Office and Canadian Intellectual Property Office. Subject to availability of capital, we may initiate non-clinical studies to support a potential IND submission and initiation of clinical development in 2021 for AB171 as a potential genetically targeted treatment for HF and PAD.

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense continues to be almost entirely generated by our activities relating to the development of Gencaro.

R&D expense for the three months ended June 30, 2020 was $0.4 million compared to $0.4 million for the corresponding period of 2019, a decrease of $68,000. R&D expense for the six months ended June 30, 2020 was $0.7 million compared to $1.1 million for the corresponding period of 2019, a decrease of approximately $0.4 million

R&D personnel costs decreased approximately $0.1 million for the three months ended June 30, 2020, as compared to the corresponding period of 2019. R&D personnel costs decreased approximately $0.3 million for the six months ended June 30, 2020, as compared to the corresponding period of 2019. The remaining decrease is primarily a result of lower outside services and consulting costs.

We plan to initiate clinical testing of AB201 as a potential treatment for COVID‑19 in the second half of 2020. R&D expense in 2020 is expected to be higher than 2019, if we initiate our AB201 clinical trial. If we are unable to initiate our AB201 clinical trial, then R&D expense is expected to be consistent with 2019.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $0.9 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The $0.1 million decrease was primarily a result of lower personnel costs and lower outside services and consulting costs in 2020. G&A expenses were $1.9 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. The $0.3 million decrease was primarily a result of lower personnel costs and lower outside services and consulting costs in 2020.

G&A expenses in 2020 are expected to be consistent with those in 2019 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $2,000 and $48,000 in the three months ended June 30, 2020 and 2019, respectively. Interest and other income was $26,000 and $86,000 in the six months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $3,000 and $3,000 for the three months ended June 30, 2020 and 2019, respectively. Interest expense was $7,000 and $6,000 for the six months ended June 30, 2020 and 2019, respectively. Based on our current capital structure, interest expense for the remainder of 2020 is expected to be negligible.

Income Tax Benefit

Income tax benefit for the three and six months ended June 30, 2020 was $9,000.  Income tax benefit was $27,000 and $109,000 for the three and six months ended June 30, 2019, respectively. The income tax benefit in 2019 was primarily related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act. In 2019, the benefit was fully monetized and we do not expect additional significant income tax benefit in 2020.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$11,041	$8,363

As of June 30, 2020, we had total cash and cash equivalents of $11.0 million, as compared to $8.4 million as of December 31, 2019. The net increase of $2.7 million primarily reflects the net proceeds of $5.5 million from the issuance of common stock, offset by $2.7 million of cash used in operating activities during the six months ended June 30, 2020. In July 2020, we sold 3.6 million shares of common stock for net proceeds of $24.1 million.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,728)	$(2,756)
Investing activities	(6)	—
Financing activities	5,412	6,114
Net increase in cash and cash equivalents	$2,678	$3,358

Net cash used in operating activities for the six months ended June 30, 2020 decreased $28,000 compared with the same period in 2019. This was primarily due to higher outflows related to changes in operating assets and liabilities, offset by a lower net loss in 2020, as discussed in Results of Operations above.

Net cash used in investing activities for the six months ended June 30, 2020 was $6,000 for the purchase of property and equipment. There was no net cash (used in) provided by investing activities for the six months ended June 30, 2019.

Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2020 representing $5.5 million in net proceeds from sales of our common stock in our registered direct equity offering in the period, less $0.1 million of payments on a vendor finance arrangement. Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2019 representing $6.2 million in net proceeds from sales of our common stock in our “at the market” equity offering in the period, less $0.1 million of payments on a vendor finance arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we had sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

On July 22, 2020, we entered into a new sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of July 31, 2020, we had sold an aggregate of 1,423,413 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in this offering were approximately $9.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of July 31, 2020, we have $43.9 million available for this offering under its prospectus to our registration statement on Form S‑3 (No. 333-238067).

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

We believe our cash and cash equivalents balance as of June 30, 2020, together with the net proceeds of $24.1 million raised from July 1, 2020 through July 31, 2020 from sales of our common stock, will be sufficient to fund our operations at our current cost structure plus projected costs for the AB201 clinical development program, through the end of the fourth quarter of 2021. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We will have to raise additional capital for clinical trials of our product candidates, AB201 and Gencaro.

These financial statements have been prepared with the assumption that we will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of us to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AB201 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Risks Related to Our Business and Financial Condition

We expect the clinical development of AB201 will require substantially more capital to complete, and we cannot guarantee when or if we will be able to secure such additional financing.

We plan to initiate a Phase 2 clinical trial for AB201. However, we do not know the definitive design of the clinical development plan for AB201, including the number of trials or patients that may be required to obtain regulatory approval, potential comparator drugs to be tested against AB201 or other factors impacting clinical trial design. We believe our current capital will allow us to begin pre-trial preparations, such as clinical study drug, site selection, and contract research organization, or CRO, selection and to initiate patient enrollment. We expect to need to raise significant additional capital to complete the clinical development plan. As a result, we may need to secure additional financing in order to complete development of AB201. If we are not able to obtain financing in the future or on acceptable terms, we may not be able to complete the clinical development of AB201. As a result, our ability to complete development of AB201 in our clinical development plan is largely contingent on our ability to secure substantial additional financing in the future.

If we encounter difficulties enrolling patients in our planned clinical trial of AB201, any potential enrollment milestones or potential regulatory approvals could be delayed or otherwise adversely affected.

We may encounter difficulty enrolling a sufficient number of patients in the trial, due to circumstances which are outside our control, including improvements in the COVID-19 pandemic resulting from the development of vaccines and therapies that limit the availability of study participants. As a result, we may need to delay or terminate our trial, which would have a negative impact on our business. Delays in enrolling patients in the planned clinical trial of AB201 would also adversely affect our ability to meet projected enrollment milestones or timelines for completing the study and obtaining regulatory approval. Development of other COVID-19 targeted therapies may mean there are no patients who need AB201 as a therapy.

AB201 may not yield results that will enable us to further develop it as a therapy and obtain regulatory approvals necessary to be used as a drug.

We will receive regulatory approval for our product candidates only if we can demonstrate, in carefully designed and conducted clinical trials, that the product candidate is safe and effective. We do not know whether the planned or any future clinical trials for AB201 will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Because AB201 is designed to treat the disease caused by viruses, we believe its efficacy is not linked to a specific viral genetic code and may not be diminished by genetic drift or the development of new strains of the SARS-CoV-2 virus. However, AB201 has never been tested for safety or efficacy in any pre-clinical COVID-19 models or any patients diagnosed with COVID-19. It may not be effective for any COVID-19 associated diseases.

The results from preclinical testing and early clinical trials may not be predictive of results from our planned studies of AB201. We may suffer significant setbacks in advanced clinical trials, even after seeing promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our product candidates, including AB201. If we fail to adequately demonstrate the safety and efficacy of our AB201 product candidate, we will not be able to obtain the required regulatory approvals to commercialize it and our business, results of operations and financial condition would be materially adversely affected.

In addition, administering AB201 to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of AB201 and could result in the FDA or other regulatory authorities denying approval of AB201 for any or all targeted indications.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the planned submission of an IND application for AB201 as a potential treatment for COVID-19 with the FDA, initiation of our planned clinical trial of AB201, the duration of the planned AB201 clinical trial, the steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug products, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as FDA’s rejection of our IND application, delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or our inability to obtain sufficient financing in a timely manner. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

We expect the PRECISION-AF clinical trial will require substantially more capital to complete, and we cannot guarantee when or if we will be able to secure such additional financing.

We have put initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic. We initially estimated that enrollment in PRECISION-AF would start in 2021; however, any initiation of the trial will depend on receiving additional funding and an abatement of the COVID-19 pandemic among other factors, this estimate is subject to further delays due to the uncertainties of the ongoing COVID-19 pandemic and the availability of patients for non-COVID-19 related trials. As a result, we will need to secure additional financing in order to initiate enrollment of our Phase 3 PRECISION-AF clinical trial. Even if we can begin enrolling patients, we expect to have to raise significant additional capital to continue enrollment. If we are not able to obtain financing in the future or on acceptable terms, we may have to terminate the clinical trial early, which could adversely affect our business.

We will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions, to continue development of AB201, Gencaro or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for AB201 or Gencaro, if at all, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing AB201 or Gencaro, if approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on AB201, Gencaro and our other product candidates or discontinue our operations. Even if we are able to fund continued development and AB201, Gencaro or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities to successfully commercialize AB201, Gencaro or any other product candidate.

We believe our cash and cash equivalents balance as of June 30, 2020, together with $24.1 million of net proceeds raised from July 1, 2020 through July 31, 2020 from sales of our common stock, will be sufficient to fund our operations at our current cost structure plus projected costs for the AB201 clinical development program, through the end of the fourth quarter of 2021. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 3,302,159 shares of our common stock, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. On July 22, 2020, we entered into a new sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of July 31, 2020, we had sold an aggregate of 1,423,413 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $10.1 million. Net proceeds received in this offering were approximately $9.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Additionally, in March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure equity or debt financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, economic conditions may cause capital not to be available to us, or not be available on acceptable terms, regardless of our business efforts. We have put initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201. We estimate that enrollment in PRECISION-AF will start in 2021, subject to further delays due to the uncertainties of the ongoing COVID-19 pandemic, the availability of patients for non-COVID-19 related trials and obtaining additional financing.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for AB201, Gencaro and our other product candidates;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID‑19 pandemic;
•	our ability to control costs associated with our operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

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

Our audited financial statements for the fiscal year ended December 31, 2019 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. However, we believe our cash and cash equivalents balance as of June 30, 2020, together with the net proceeds of $24.1 million raised from July 1, 2020 through July 31, 2020 from sales of our common stock, will be sufficient to fund our operations at our current cost structure plus projected costs for the AB201 clinical development program, through the end of the fourth quarter of 2021. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop AB201, Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our securities.

If we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of AB201 or Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly. Furthermore, we do not yet have a complete development plan for AB201 that has been harmonized with FDA guidance, including details with respect to the number of trials, patients or trial design.

Failure to demonstrate that a product candidate, including AB201 or Gencaro, is safe and effective, or significant delays in demonstrating such safety and efficacy, would adversely affect our business. Failure to obtain marketing approval of AB201 or Gencaro from appropriate regulatory authorities, or significant delays in obtaining such approval, would also adversely affect our business and could, among other things, preclude us from completing a strategic transaction or obtaining additional financing necessary to continue as a going concern.

Even if approved for sale, a product candidate must be successfully commercialized to generate value. We do not currently have the capital resources or management expertise to commercialize AB201, Gencaro or any of our other product candidates and, as a result, will need to complete a strategic transaction, or, alternatively, raise substantial additional funds to enable commercialization of AB201, Gencaro or any of our other product candidates, if approved. Failure to successfully provide for the commercialization of AB201, Gencaro or any other product candidate, if approved, would damage our business.

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

As of August 4, 2020, the closing price of our common stock was $6.78 per share, and the total market value of our listed securities was approximately $41.0 million. As of June 30, 2020, we had stockholders’ equity of $10.3 million.

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

We do not yet know the details of the clinical development program for AB201, including the number of patients that will be needed.  Development beyond our control may impact our ability to enroll patients in an AB201 clinical trial, such as the development of vaccines for the SARS-CoV-2 virus or the development of other therapies for COVID-19 disease.

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

We may also encounter difficulty enrolling a sufficient number of patients in any future clinical trial, due to circumstances which are outside our control, including as a result of the ongoing COVID-19 pandemic. See “Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have clinical trial sites or other business operations. We anticipate having clinical trial sites in countries that have been directly affected by COVID-19 and depend on third party manufacturing operations for various stages of our supply chain” for a discussion of the risks that the COVID-19 pandemic poses to, among other things, our anticipated clinical trials.

Our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain regulatory approvals necessary to sell them.

We will receive regulatory approval for our product candidates only if we can demonstrate in carefully designed and conducted clinical trials that the product candidate is safe and effective. We do not know whether any current or future clinical trials for AB201, Gencaro or any other product candidate will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. AB201 has not been tested in any pre-clinical COVID-19 models or any patients diagnosed with COVID-19. It may not be safe or effective for any COVID-19 patients.

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

We will rely on contract research organizations to conduct substantial portions of our clinical trials, including any future clinical trial of AB201 or Gencaro, and as a result, we will be unable to directly control the timing, conduct and expense of all aspects of our clinical trials.

We do not currently have sufficient staff with the requisite experience to conduct our clinical trials and therefore will rely on third parties to conduct certain aspects of any future clinical trials. We previously contracted with a CRO to conduct components of our GENETIC-AF clinical trial and anticipate contracting with a CRO to conduct components of any future clinical trial for Gencaro and components of the planned clinical study of AB201 or any future clinical trials for our other product candidates. As a result, we will have less control over many details and steps of any clinical trial, the timing and completion of any clinical trial, the required reporting of adverse events and the management of data developed through any clinical trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our clinical trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making any change may be costly and may delay ongoing trials, if any, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or an inability to finance in a timely manner. For instance, we previously planned to initiate PRECISION-AF in the first quarter of 2020 but have put initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic. We estimate that enrollment in PRECISION-AF will start in 2021, subject to further delays due to the uncertainties of the ongoing COVID-19 pandemic, the availability of patients for non-COVID-19 related trials and obtaining additional financing. We cannot guarantee if we will be able to secure such financing in order to initiate PRECISION-AF in a timely fashion. FDA approval of Gencaro or any other product candidate, if it occurs, is expected to require years of additional clinical development, including the completion of genetic trials. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

We expect to depend on existing and future collaborations with third parties for the development of some of our product candidates. If those collaborations are not successful, we may not be able to complete the development of these product candidates.

We intend to collaborate with one or more clinical trial networks in our development program for AB201.  As a result, we will lack direct control over certain aspects of the development program and the amount and timing of resources that these collaborators devote to the project.

We had a collaboration agreement with Medtronic that supported our GENETIC-AF clinical trial. If our arrangement with Medtronic, as amended, is continued as part of our future development of Gencaro, we will have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties and we may seek additional third party collaborators for the development of AB201, Gencaro or any other product candidates. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Unless we are able to raise substantial additional funding for the development of AB201 or Gencaro through other means, we will need to complete a strategic transaction to continue the development of AB201 or Gencaro through its next phase of clinical development, the regulatory submission process, the commercialization phase, and to continue our other operations. The strategic transactions that we may consider include a potential combination or partnership. Our board of directors and management team have and will continue to devote substantial time and resources to obtaining additional capital or the consideration and implementation of any such strategic transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into strategic transactions, which may limit our ability to negotiate favorable terms for any such transaction. Further, our current employees do not have experience in the strategic transaction process, and our previous efforts to enter into a strategic transaction have not been successful. As a result of these and other factors, there is substantial risk that we may not be able to complete a strategic transaction on favorable terms, or at all. The failure to complete such a strategic transaction may materially and adversely affect our business.

We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of June 30, 2020, we had approximately 2.3 million shares of common stock outstanding, 20% of which is approximately 454,000 shares. SEC rules impose restrictions on certain companies’ ability to raise funds through the registered offering of securities pursuant to a “shelf” registration statement on Form S-3. Although we are not currently subject to such restrictions, under SEC rules, if our market capitalization is below $75 million at the time of our next annual report on Form 10-K, we would be prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates.

Unless we are able to generate sufficient product revenue, we will continue to incur losses from operations and will not achieve or maintain profitability. We are years away from commercializing a product and generating product revenue.

Our historical losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, among other things. We are years away from commercializing a product and generating any product revenue. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Even if we ultimately receive regulatory approval for AB201, Gencaro or our other product candidates, sales of such products may not generate sufficient revenue for it to achieve or maintain profitability. Because of the numerous risks and uncertainties associated with developing therapeutic drugs, we may experience larger than expected future losses and may never reach profitability.

Our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue.

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA for such drug. We have not received an NDA approval from the FDA for AB201, Gencaro or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support an NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

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

We do not yet have guidance from FDA on a development program for AB201, so we do not yet know what FDA will require in terms of a clinical development plan, including trial design and number of patients and trials needed for the successful development of AB201.

In 2008, we submitted and the FDA accepted our NDA filing for Gencaro for the treatment of chronic HF. In 2009, the FDA issued a Complete Response Letter, or CRL, in which the FDA stated that it could not approve the Gencaro NDA in its current form and specified actions required for approval of the NDA, including conducting an additional Phase 3 clinical trial of Gencaro in patients with HF. We completed a Phase 2B clinical study of Gencaro in HF patients to assess its efficacy in reducing or preventing AF. We enrolled 267 HF patients with AF in the Phase 2B clinical trial. We reported top-line Phase 2B data in February 2018. In the third quarter of 2018, we submitted a SPA to the FDA for a Phase 3 clinical trial. In 2019, the FDA approved our SPA request for a Phase 3 clinical trial of Gencaro. Even though the FDA approved our SPA, this product candidate will require years of additional clinical development. Even if we conduct additional studies in accordance with our SPA agreement or further FDA guidance and submit or file a new or amended NDA, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

The manufacture of AB201 and Gencaro and the tableting of Gencaro is done by third party suppliers, who must also meet cGMP requirements and pass a pre-approval inspection of their facilities before we can obtain marketing approval.

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

Reliance on third parties to commercialize AB201, Gencaro or our other product candidates could negatively impact our business. If we are required to establish a direct sales force in the United States and are unable to do so, our business may be harmed.

Commercialization of AB201, Gencaro or any other product candidate, if approved, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic partnership alternative for the commercialization of AB201 or Gencaro, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell AB201, Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties. If we are unable to complete a strategic transaction, we would be unable to commercialize AB201, Gencaro or any other product candidate without substantial additional capital. Even if such capital were secured, we would be required to build internal sales, marketing and distribution capabilities to market AB201 or Gencaro in the United States. None of our current employees have experience in establishing and managing a sales force.

In the event we are unable to sell AB201, Gencaro and other selected product candidates, either directly or through third parties via a strategic transaction, the commercialization of AB201 or Gencaro, if approved, may be delayed indefinitely.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with several third-party manufacturing organizations for production and analytical testing of our product candidates. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for AB201, Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

We are a clinical development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the clinical development stage and successfully commercialize or provide for the commercialization of AB201, Gencaro and our other product candidates which in turn, will depend, among other things, on our ability to:

•	conduct additional clinical trials and develop and obtain regulatory approval for AB201, Gencaro or other product candidates;

•	successfully partner a companion genetic test with the commercial launch of AB201 or Gencaro;

•	enter into a strategic transaction enabling the continued development and commercialization of AB201 or Gencaro, or alternatively, raise significant additional capital to enable these activities;

•	pursue additional indications for AB201 or Gencaro and develop other product candidates, including other cardiovascular therapies; and

•	obtain commercial quantities of AB201, Gencaro or other product candidates at acceptable cost levels.

Any one of these factors or other factors discussed in this prospectus supplement could affect our ability to successfully commercialize Gencaro and other product candidates, which could impact our ability to earn sufficient revenues to transition from a clinical development stage company and continue our business.

If approved by the FDA, AB201 or Gencaro will be entering a competitive marketplace and may not succeed.

We do not yet know what the commercial opportunity will be, if any, for AB201 if it is approved for treating COVID-19 disease.  We do not know how and to whom AB201 would be marketed and what the commercial arrangements would be for its sales and reimbursement.  While we anticipate that AB201, if approved, could potentially be used in combination with antiviral drugs and other therapies, there are other vaccines and therapies under development.

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

AB201, Gencaro or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of AB201, Gencaro or our other product candidates will depend on a number of factors, such as its effectiveness and tolerability, as compared with competitive drugs. For instance, if AB201 is approved, by that time there may be superior alternatives in terms of vaccines and/or therapeutics that may significantly impact the relative medical benefits offered by AB201. If our future clinical trials for AB201 do not show that AB201 has a clear therapeutic benefit as compared to other therapies or vaccines that are approved in the interim, then there may be a limited or no commercial market for AB201. Also, prevalence and severity of side-effects could negatively affect market acceptance of AB201. Failure to achieve market acceptance of AB201 or Gencaro would significantly harm our business.

If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for AB201, Gencaro, or any other product candidates that we may seek to commercialize, then our revenues and prospects for profitability will suffer.

Our or any strategic partner’s ability to commercialize AB201, Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from:

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

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. We or any strategic partner’s ability to commercialize AB201, Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payors, and any change in reimbursement levels could materially and adversely affect our business. Further, the pendency or approval of future proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2019, our research and development activities were dedicated to Gencaro and non-clinical development activities with AB171. We expect our research and development activities for 2020, subject to obtaining additional financing, will be focused on regulatory activities related to AB201, initiating the planned clinical trial of AB201. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

Risks Related to Intellectual Property and Other Legal Matters

If product liability lawsuits are successfully brought against us, then we will incur substantial liabilities and may be required to limit commercialization of AB201, Gencaro or other product candidates.

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

Our or any strategic partner’s ability to commercialize AB201, Gencaro and other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We may also be unaware of existing patents that may be infringed by AB201 or Gencaro, the genetic testing we intend to use in connection with Gencaro or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by AB201, Gencaro or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

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

If AB201 is approved, we expect to have market protection in the U.S. for 12 years from approval, under FDA law and regulations governing biologics license applications.  However, another competitor could a compound with similar biological properties to AB201 that may not be barred by our exclusivity.  We have also filed a provisional patent application for AB201 and its use for COVID-19 disease, but there is no assurance that this provisional application will ultimately result in an issued patent.

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

If we are not able to protect our proprietary technology, trade secrets and know-how, then our competitors may develop competing products. Any issued patent may not be sufficient to prevent others from competing with us. Further, we have trade secrets relating to AB201 and Gencaro, and such trade secrets may become known or independently discovered. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, opposed, invalidated or circumvented, which could allow competitors to market similar products or limit the patent protection term of our product candidates. All of these factors may affect our competitive position.

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

Our common stock has in the past been and in the future could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of AB201, Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize AB201 or Gencaro;

•	progress of any future clinical trials for AB201, Gencaro or our other product candidate, including enrollment and any data that may become available;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2020, approximately 2.3 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2020, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2020, there were approximately 31,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2020 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance the research, development and commercialization of AB201, Gencaro and our other product candidate. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

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

•	on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

The provisions of our governing documents and current Delaware law may, collectively:

•	lengthen the time required for a person or entity to acquire control of us through a proxy contest for the election of a majority of our board of directors;

•	discourage bids for our common stock at a premium over market price; and •generally deter efforts to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

In May 2019, the named executive officers and principal financial officer, or, collectively, the Officers, agreed to a voluntary 10% salary reduction. On August 3, 2020, the Company’s board of directors approved revisions to the base salary amounts of the Officers to return them to the salary amounts in effect prior to the voluntary salary reduction in 2019.  As a result, the base salary rate to be paid to the Officer’s for the remainder of 2020 is as follows:

•	Michael R. Bristow, President and Chief Executive Officer, $304,219;

•	Thomas A. Keuer, Chief Operating Officer, $303,000;

•	Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $297,343; and

•	Brian L. Selby, Vice President, Finance, $247,200.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
4.3	Form of Pre-Funded Warrant.	8-K	6/3/2020	4.1
10.1	Form of Stock Purchase Agreement between the Company and the Purchasers, dated as of June 2, 2020.	8-K	6/3/2020	10.1
10.2	Amendment No. 7 to Capital on DemandTM Sales Agreement, dated July 2, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/2/2020	10.1
10.3	Amendment No. 8 to Capital on DemandTM Sales Agreement, dated July 14, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/14/2020	10.1
10.4	Capital on DemandTM Sales Agreement, dated July 22, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/22/2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: August 5, 2020