Form 10-Q
period 2020-09-30
ARCA biopharma, Inc.
filed 2020-11-02
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-22873

ARCA BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3855489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10170 Church Ranch Way, Suite 100, Westminster, CO	80021
(Address of Principal Executive Offices)	(Zip Code)

(720) 940-2200

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ABIO	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On October [30], 2020: 9,321,470

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,095	$8,363
Other current assets	841	117
Total current assets	51,936	8,480
Right-of-use asset - operating	—	22
Property and equipment, net	10	10
Other assets	36	24
Total assets	$51,982	$8,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761	$418
Accrued compensation and employee benefits	221	129
Accrued expenses and other liabilities	545	379
Total current liabilities	1,527	926
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2020 and December 31, 2019; 9,285,624 and 1,594,070 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9	2
Additional paid-in capital	199,475	152,024
Accumulated deficit	(149,029)	(144,416)
Total stockholders’ equity	50,455	7,610
Total liabilities and stockholders’ equity	$51,982	$8,536

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$1,051	$347	$1,788	$1,449
General and administrative	939	900	2,852	3,087
Total costs and expenses	1,990	1,247	4,640	4,536
Loss from operations	(1,990)	(1,247)	(4,640)	(4,536)

Interest and other income	1	50	27	136
Interest expense	(2)	(1)	(9)	(7)
Loss before income taxes	(1,991)	(1,198)	(4,622)	(4,407)
Income tax benefit	—	42	9	151
Net loss	$(1,991)	$(1,156)	$(4,613)	$(4,256)

Net loss per share:
Basic and diluted	$(0.33)	$(0.76)	$(1.46)	$(3.46)
Weighted average shares outstanding:
Basic and diluted	6,044,315	1,521,259	3,154,680	1,229,289

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2018	773,558	$1	$144,965	$(138,934)	$6,032
Issuance of common stock for cash, net of offering costs	325,304	—	2,900	—	2,900
Share-based compensation	—	—	50	—	50
Adjustment for fractional shares	(49)	—	—	—	—
Net loss	—	—	—	(1,664)	(1,664)
Balance, March 31, 2019	1,098,813	1	147,915	(140,598)	7,318
Issuance of common stock for cash, net of offering costs	356,743	—	3,262	—	3,262
Share-based compensation	—	—	45	—	45
Net loss	—	—	—	(1,436)	(1,436)
Balance, June 30, 2019	1,455,556	1	151,222	(142,034)	9,189
Issuance of common stock for cash, net of offering costs	138,514	1	736	—	737
Share-based compensation	—	—	29	—	29
Net loss	—	—	—	(1,156)	(1,156)
Balance, September 30, 2019	1,594,070	2	151,987	(143,190)	8,799
Share-based compensation	—	—	27	—	27
Other	—	—	10	—	10
Net loss	—	—	—	(1,226)	(1,226)
Balance, December 31, 2019	1,594,070	2	152,024	(144,416)	7,610
Share-based compensation	—	—	16	—	16
Net loss	—	—	—	(1,320)	(1,320)
Balance, March 31, 2020	1,594,070	2	152,040	(145,736)	6,306
Issuance of common stock and exercise of prefunded warrants for cash, net of offering costs	673,500	—	5,297	—	5,297
Share-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,302)	(1,302)
Balance, June 30, 2020	2,267,570	2	157,341	(147,038)	10,305
Issuance of common stock for cash, net of offering costs	7,018,054	7	42,129	—	42,136
Share-based compensation	—	—	5	—	5
Net loss	—	—	—	(1,991)	(1,991)
Balance, September 30, 2020	9,285,624	$9	$199,475	$(149,029)	$50,455

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,613)	$(4,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	16
Amortization of right-of-use asset - operating	71	49
Share-based compensation	25	124
Change in operating assets and liabilities:
Other current assets	(281)	259
Other assets	(12)	—
Accounts payable	83	(95)
Accrued compensation and employee benefits	92	8
Accrued expenses and other liabilities	(101)	252
Net cash used in operating activities	(4,730)	(3,643)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(2)
Net cash used in investing activities	(6)	(2)
Cash flows from financing activities:
Proceeds from the issuance of common stock	49,644	7,281
Common stock offering costs	(1,905)	(368)
Repayment of principal on vendor finance agreement	(271)	(231)
Net cash provided by financing activities	47,468	6,682
Net increase in cash and cash equivalents	42,732	3,037
Cash and cash equivalents, beginning of period	8,363	6,608
Cash and cash equivalents, end of period	$51,095	$9,645
Supplemental cash flow information:
Interest paid	$7	$6
Income tax refund received	$9	$151
Supplemental disclosure of noncash investing and financing transactions:
Vendor finance agreement	$137	$118
Proceeds receivable from the issuance of common stock	$30	$—
Common stock offering costs accrued but not yet paid	$336	$14
Leased assets obtained in exchange for operating lease liabilities, upon extension and adoption	$49	$60

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

AB201 is a protein therapeutic the Company plans to put into clinical development as a potential treatment for patients hospitalized with COVID-19. Based on its unique mechanism of action, its development history and the accumulating clinical evidence from the SARS‑CoV-2 pandemic, the Company believes AB201 has potential to be a beneficial therapy for patients with this viral disease. The Company plans to initiate a Phase 2 clinical trial of AB201 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020.

The Company has put potential initiation of the PRECISION-AF clinical trial of Gencaro on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201.

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

The Company believes that its current cash and cash equivalents as of September 30, 2020 will be sufficient to fund its operations through 2022, including the projected costs for the AB201 Phase 2b clinical trial. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of AB201 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AB201 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results expected for the full year ending December 31, 2020.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing AB201 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and nine months ended September 30, 2020 and 2019.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities on the Company’s September 30, 2020 and December 31, 2019 balance sheets.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2020 and 2019, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2020	2019
Potentially dilutive securities, excluded:
Outstanding stock options	37,138	32,683
Warrants to purchase common stock	133,401	135,862
	170,539	168,545

(3) Fair Value Disclosures

There were no marketable securities as of September 30, 2020 or December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, the Company had $51.0 million and $8.3 million, respectively, of cash equivalents consisting of money market funds. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the nine-month period ended September 30, 2020.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2020	December 31, 2019
Computer equipment	3 years	$25	$54
Lab equipment	5 years	146	142
Furniture and fixtures	5 years	38	61
Computer software	3 years	61	61
Leasehold improvements	Lesser of useful life or life of the lease	—	59
		270	377
Accumulated depreciation and amortization		(260)	(367)
Property and equipment, net		$10	$10

For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was $6,000 and $16,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2020 and 2019 was $248,000 and $210,000 respectively.

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

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which served as the Company’s primary business office from October 1, 2013 until September 30, 2020.

In March 2016, October 2019 and February 2020 the lease was amended to extend the lease term.  Effective February 24, 2020, the lease was renewed for an additional six month term beginning April 1, 2020 and expired on September 30, 2020 (the February 2020 Amendment). Under the February 2020 Amendment, the Company had no further rights to extend or renew this lease agreement.  The lease included real estate taxes and insurance, which was not a lease component and was not included in the lease obligation.  In addition, common area maintenance charges were based on actual costs incurred and were a non-lease component that was not included in the lease obligation.  As of September 30, 2020 the lease expired and there were no minimum lease payments remaining under this lease.

Rent expense, which is included in general and administrative expense, for the nine months ended September 30, 2020 and 2019 was $73,000 and $52,000, respectively.

As of September 30, 2020 and December 31, 2019, the lease liability was $0 and $25,000, respectively, and is included in accrued expenses and other liabilities. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the nine months ended September 30, 2020 and 2019 were $76,000 and $68,000, respectively.

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term is 42 months beginning October 1, 2020 and includes an option to renew for an additional 36 month term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion.  The lease term for the operating lease assumes exercise of the renewal option. The discount rate for the operating lease is 7%.

Future minimum commitments due under the October 2020 Lease agreement as of October 1, 2020 are as follows (in thousands):

Remainder of 2020	$—
2021	71
2022	88
2023	90
2024	93
Thereafter	221
Present value adjustment	(121)
Present value of lease payments	$442

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

(7) Equity Financings and Warrants

Registered Direct Financing

On June 3, 2020, the Company closed a registered direct offering with certain institutional and accredited investors of 348,000 shares of the Company’s common stock, at a purchase price of $9.00 per share, and pre-funded warrants to purchase 325,500 shares of common stock at a purchase price of $8.999 per warrant. All warrants were exercised by the closing date.  No pre-funded warrants are outstanding as of September 30, 2020. The net proceeds were approximately $5.3 million, after deducting placement agent fees and other offering expenses. The Company paid JonesTrading a placement agent fee equal to 8.0% of the aggregate gross proceeds and agreed to provide JonesTrading with customary indemnification and contribution rights.

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

In July 2020, the Company sold an aggregate of 2,214,301 shares of Common Stock, for net proceeds of approximately $14.3 million under the Sales Agreement. This sales agreement terminated in July 2020.

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. As of September 30, 2020, the Company had sold an aggregate of 4,803,753 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $27.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of September 30, 2020, the Company has $25.3 million available for this offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-238067).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of September 30, 2020, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2020 and 2019, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$5	$14	$18	$59
General and administrative	—	15	7	65
Total	$5	$29	$25	$124

Stock option transactions for the nine month period ended September 30, 2020 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2019	31,136	$84.50	6.26
Granted	6,250	5.96
Exercised	—	—
Forfeited and cancelled	(248)	610.46
Options outstanding at September 30, 2020	37,138	$67.77	6.29
Options exercisable at September 30, 2020	31,013	$80.37	5.58
Options vested and expected to vest	37,138	$67.77	6.29

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

Income tax benefit of $9,000 for the nine months ended September 30, 2020 was related to realization of alternative minimum tax carryforwards. Income tax benefit of $42,000 and $151,000 for the three and nine months ended September 30, 2019 primarily was related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act).  As of December 31, 2019, the Company had realized the full amount available under the PATH Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for AB201 and Gencaro, including the potential for AB201 to treat COVID-19, including our ability to secure sufficient financing to support our anticipated clinical trials of AB201 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro to satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and/or treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through 2022, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for AB201 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2019, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

AB201 (rNAPc2) for treatment of COVID-19

AB201, also known as Recombinant Nematode Anticoagulant Protein c2, or rNAPc2, is a protein therapeutic we plan to put into clinical development as a potential treatment for patients hospitalized with COVID-19. Based on its unique mechanism of action, its development history and the accumulating clinical evidence from the SARS-CoV-2 pandemic, we believe AB201 has potential to be a beneficial therapy for patients with this serious viral disease. We plan to initiate a Phase 2 clinical trial of AB201 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020.

We believe that AB201 is the most potent and long-acting inhibitor of tissue factor, or TF. TF is a cellular receptor widely distributed in mammalian tissues and involved in many essential biological processes. TF is responsible for initiation of the primary coagulation pathway, the mechanism by which blood clotting occurs in the body in response to injury. Recent research has also shown that various TF pathways are involved in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. As the SARS-CoV-2 pandemic has progressed, serious complications relating to over-activation of the coagulation and immune systems have increasingly been observed in patients hospitalized with severe disease. We believe this evidence implicates the various TF pathways, and provides a strong rationale to test AB201 as a potential therapeutic for COVID-19, both for its anticoagulant and potential anti-inflammatory properties. AB201 has not yet been tested in any pre-clinical COVID‑19 models or in any patients diagnosed with COVID-19.

AB201 was originally developed for potential use as an anticoagulant, due to its inhibition of the TF-initiated coagulation process. It was evaluated for the prevention of thrombosis in a Phase 1 and Phase 2 clinical program involving over 700 subjects, and demonstrated both safety and efficacy in these studies. AB201 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19. Research has shown that viral infections can provoke dysregulated activation of the TF pathway, resulting in abnormal systemic coagulation and related inflammation, leading to organ failure and mortality. For this reason, AB201 was tested as a therapeutic in non-human primates, or NHPs, in studies against lethal doses of the Ebola and Marburg viruses, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and evidence of reduced disseminated intravascular coagulation (DIC).

SARS-CoV-2 is a new coronavirus identified in late 2019 and belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, the virus has infected over 44 million people and has caused over 1.1 million reported deaths (as of October 30, 2020).

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

AB201 has shown potential in addressing the coagulation disorder caused by severe viral infections. In the preliminary studies in NHPs against lethal doses of the Ebola and Marburg virus, AB201 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. More recent research supports our belief that AB201 has the unique ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease. Taken together, this evidence suggests that AB201 may have therapeutic benefits for patients hospitalized with COVID-19, as manifested by the presence of CAC.

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

AB201 is a single-chain, 85 amino acid, recombinant protein administered subcutaneously, that has previously been evaluated under three FDA Investigational New Drug, or IND, applications in nine Phase 1 and Phase 2 clinical trials in the United States and Europe. This clinical program primarily examined the safety, dosing and anticoagulation effects of AB201 in patients with acute coronary syndromes, in patients undergoing knee replacement surgery and in patients undergoing percutaneous coronary interventions. In these trials, involving more than 700 human subjects with over 600 exposed to drug, AB201 was well-tolerated with a safety profile comparable to commercially available anticoagulants. AB201 is manufactured in an engineered yeast strain by an established methodology following current Good Manufacturing Practices, or cGMP, and we believe this process can be readily scaled to commercial quantities. FDA granted AB201 Orphan Drug Designation status in 2014 for the treatment of viral hemorrhagic fever post-exposure to Ebola virus, but clinical trials were not conducted.

In October 2020, FDA approved the IND application for AB201 as a potential treatment for patients hospitalized with COVID-19. We anticipate initiating the Phase 2b clinical trial of AB201, ASPEN-COVID-19, in approximately 100 patients hospitalized with COVID-19 in the fourth quarter of this year. We anticipate topline data from this Phase 2b trial in the second quarter of 2021.

We plan to initially evaluate AB201 for the treatment of patients hospitalized with COVID-19 who have evidence of CAC, as indicated by elevated D-dimer levels. The Phase 2b trial is designed to be a randomized comparison of two dose regimens of AB201 versus heparin prescribed per local standard of care. The primary endpoint of the trial will be change in D-dimer level from baseline to Day 8. The Phase 2b is expected to be sequentially followed by a Phase 3 study, as described in a common protocol for both trials. If Phase 2b indicates a favorable effect on D-dimer levels, following FDA review of the data and identification of the proposed Phase 3 AB201 dose, the Company anticipates that clinical investigative sites will begin enrolling patients in the planned Phase 3 clinical trial. The primary endpoint of Phase 3 is planned to be clinical recovery as measured by the Adaptive COVID-19 Treatment Trial ordinal scale, with secondary endpoints that include D-dimer levels and the number of thrombotic events. Phase 3 will be event driven, with an estimated requirement of 450 patients. We believe that favorable results from this Phase 2b/3 program could support use of AB201 in hospitalized COVID-19 patients, given its potential efficacy both as an anticoagulant and an anti-viral agent that counters the dysregulatory immune response and improves clinical recovery.

The trial is being managed in collaboration with the Colorado Prevention Center, or CPC, the University of Colorado's Academic Research Organization with extensive experience in managing vascular and anticoagulation clinical trials.

We plan to finance the development of AB201 through public or private equity or debt funding and, potentially, governmental sources. Our AB201 development plans, including the timeline, will depend on FDA guidance and our ability to finance the development, which are currently uncertain.

If we are successful in developing AB201, we will hold exclusive commercial rights to the compound. This includes pending and existing patents, 12 years market exclusivity as a reference biological product under FDA law in the United States, and data exclusivity in the European Union, or EU. As we launch the development of AB201, we plan to pursue strategic co-development and partnering opportunities for its further development and commercialization.

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

To support the continued development of AB201 and Gencaro, we will need additional financing to fund the planned PRECISION-AF clinical trial, and our general and administrative costs through the trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of AB201 and Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on AB201 or Gencaro or discontinue our operations.

We believe our cash and cash equivalents balance as of September 30, 2020 will be sufficient to fund our operations through 2022, including the projected costs for the AB201 Phase 2b clinical trial. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of AB201. Future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on our obtaining additional financing.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we had sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In July 2020, we entered into a new sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of October 31, 2020, we had sold an aggregate of 4,839,599 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $28.9 million. Net proceeds received in this offering were approximately $28.0 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of October 31, 2020, we have $25.1 million available for this offering under its prospectus to our registration statement on Form S‑3 (No. 333-238067).

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

The PRECISION-AF Phase 3 clinical trial is designed as a double-blind, active-controlled, multicenter, international, adaptive study comparing Gencaro with TOPROL-XL for the prevention of recurrent AF/atrial flutter, or AF/AFL, or all-cause mortality, or ACM, in HF patients. The study is expected to enroll approximately 400 patients at investigative sites in the United States, Europe and Australia. Eligible patients will have LVEF ≥ 40% and ≤ 55%, a recent AF event, and the beta-1 389 arginine homozygous genotype which we believe responds best to Gencaro. The planned trial will use a significance criterion for the primary endpoint of p ≤ 0.05; however, the proposed sample size has greater than 90% power for a p-value ≤ 0.01, the regulatory threshold specified in the SPA agreement to allow for approval based on a single Phase 3 clinical trial. The trial will include an interim analysis after a portion of total patients have been enrolled that is designed to assess safety, validate initial study assumptions and maintain adequate statistical power for the primary endpoint. We have put the potential initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201. Future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on obtaining significant additional financing.

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

R&D expense for the three months ended September 30, 2020 was $1.1 million compared to $0.3 million for the corresponding period of 2019, an increase of $0.7 million. R&D expense for the nine months ended September 30, 2020 was $1.8 million compared to $1.4 million for the corresponding period of 2019, an increase of approximately $0.3 million

R&D personnel costs increased approximately $0.1 million for the three months ended September 30, 2020, as compared to the corresponding period of 2019. R&D personnel costs decreased approximately $0.3 million for the nine months ended September 30, 2020, as compared to the corresponding period of 2019.

Clinical expense increased approximately $0.3 million for the three and nine months ended September 30, 2020, as compared to the corresponding periods of 2019. Manufacturing process development costs increased approximately $0.2 million for the three and nine months ended September 30, 2020, as compared to the corresponding periods of 2019. The increase in costs were related to initial costs for the AB201 Phase 2b clinical trial, which we plan to initiate in the fourth quarter of 2020. The remaining increase is primarily a result of higher outside services and consulting costs.

We plan to initiate clinical testing of AB201 as a potential treatment for COVID‑19 in the fourth quarter of 2020. R&D expense in 2020 is expected to be higher than 2019, if we initiate our AB201 Phase 2b clinical trial. If we are unable to initiate our AB201 Phase 2b clinical trial, then R&D expense is expected to be consistent with 2019.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $0.9 million for both the three months ended September 30, 2020 and 2019. G&A expenses were $2.9 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively. The $0.2 million decrease was primarily a result of lower personnel costs and lower outside services and consulting costs in 2020.

G&A expenses in 2020 are expected to be consistent with those in 2019 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $1,000 and $50,000 in the three months ended September 30, 2020 and 2019, respectively. Interest and other income was $27,000 and $136,000 in the nine months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $2,000 and $1,000 for the three months ended September 30, 2020 and 2019, respectively. Interest expense was $9,000 and $7,000 for the nine months ended September 30, 2020 and 2019, respectively. Based on our current capital structure, interest expense for the remainder of 2020 is expected to be negligible.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2020 was $9,000. Income tax benefit was $42,000 and $151,000 for the three and nine months ended September 30, 2019, respectively. The income tax benefit in 2019 was primarily related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act. In 2019, the benefit was fully monetized and we do not expect additional significant income tax benefit in 2020.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$51,095	$8,363

As of September 30, 2020, we had total cash and cash equivalents of $51.1 million, as compared to $8.4 million as of December 31, 2019. The net increase of $42.7 million primarily reflects the net proceeds of $47.7 million from the issuance of common stock, offset by $4.7 million of cash used in operating activities during the nine months ended September 30, 2020.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,730)	$(3,643)
Investing activities	(6)	(2)
Financing activities	47,468	6,682
Net increase in cash and cash equivalents	$42,732	$3,037

Net cash used in operating activities for the nine months ended September 30, 2020 increased $1.1 million compared with the same period in 2019. This was primarily due to higher outflows related to changes in operating assets and liabilities and a higher net loss in 2020, as discussed in Results of Operations above.

Net cash used in investing activities for the nine months ended September 30, 2020 was $6,000 for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 was $2,000 for the purchase of property and equipment.

Net cash provided by financing activities was $47.5 million for the nine months ended September 30, 2020 representing $47.7 million in net proceeds from sales of our common stock in our registered direct equity offering and our “at the market” equity offering in the period, less $0.3 million of payments on a vendor finance arrangement. Net cash provided by financing activities was $6.7 million for the nine months ended September 30, 2019 representing $6.9 million in net proceeds from sales of our common stock in our “at the market” equity offering in the period, less $0.2 million of payments on a vendor finance arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we had sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.7 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

On July 22, 2020, we entered into a new sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of October 31, 2020, we had sold an aggregate of 4,839,599 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $28.9 million. Net proceeds received in this offering were approximately $28.0 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

As of October 31, 2020, we have $25.1 million available for this offering under its prospectus to our registration statement on Form S‑3 (No. 333-238067).

Our ability to execute our development programs in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

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

We believe our cash and cash equivalents balance as of September 30, 2020 will be sufficient to fund our operations through 2022, including the projected costs for the AB201 Phase 2b clinical trial. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of AB201. Future development of Gencaro, including initiating any Phase 3 clinical trial, is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of AB201 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

We may encounter difficulty enrolling a sufficient number of patients in the trial, due to circumstances which are outside our control, including improvements in the COVID-19 pandemic resulting from the development of vaccines and therapies, as well as capacity constraints at potential COVID-19 clinical trial sites, that may limit the availability of study participants. As a result, we may need to delay or terminate our trial, which would have a negative impact on our business. Delays in enrolling patients in the planned clinical trial of AB201 would also adversely affect our ability to meet projected enrollment milestones or timelines for completing the study and obtaining regulatory approval. Development of other COVID-19 targeted therapies may mean there are no patients who need AB201 as a therapy.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the initiation of our planned clinical trial of AB201, the duration of the planned AB201 Phase 2b clinical trial, the steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug products, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or our inability to obtain sufficient financing in a timely manner. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

We expect the PRECISION-AF clinical trial will require substantially more capital to complete, and we cannot guarantee when or if we will be able to secure such additional financing.

We have put the potential initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201. Initiation of the PRECISION-AF clinical trial will depend on receiving additional funding and an abatement of the COVID-19 pandemic and the uncertainties of the availability of patients for non-COVID-19 related trials. We will need to secure additional financing in order to initiate enrollment of our Phase 3 PRECISION-AF clinical trial. Even if we can begin enrolling patients, we expect to have to raise significant additional capital to continue enrollment. If we are not able to obtain financing in the future or on acceptable terms, we may have to terminate the clinical trial early, which could adversely affect our business.

We will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions, to continue development of AB201, Gencaro or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for AB201 or Gencaro, if at all, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing AB201 or Gencaro, if approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on AB201, Gencaro and our other product candidates or discontinue our operations. Even if we are able to fund continued development of AB201, Gencaro or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities to successfully commercialize AB201, Gencaro or any other product candidate.

We believe our cash and cash equivalents balance as of September 30, 2020 will be sufficient to fund our operations through 2022, including the projected costs for the AB201 Phase 2b clinical trial. In 2017, we entered into a sales agreement with an agent to sell, from time to time, our common stock pursuant to which we have sold an aggregate of 3,302,159 shares of our common stock, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.7 million, after deducting initial expenses for executing the “at the market offering” and commissions paid to the placement agent. On July 22, 2020, we entered into a new sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of October 31, 2020, we had sold an aggregate of 4,839,599 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $28.9 million. Net proceeds received in this offering were approximately $28.0 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Additionally, in March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure equity or debt financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, economic conditions may cause capital not to be available to us, or not be available on acceptable terms, regardless of our business efforts. We have put the potential initiation of the PRECISION-AF clinical trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of AB201. Initiation of the PRECISION-AF clinical trial will depend on receiving additional funding and an abatement of the COVID-19 pandemic and the uncertainties of the availability of patients for non-COVID-19 related trials.

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

Our audited financial statements for the fiscal year ended December 31, 2019 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. However, we believe our cash and cash equivalents balance as of September 30, 2020 will be sufficient to fund our operations through 2022, including the projected costs for the AB201 Phase 2b clinical trial. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

As of October 30, 2020, the closing price of our common stock was $3.85 per share, and the total market value of our listed securities was approximately $35.9 million. As of September 30, 2020, we had stockholders’ equity of $50.5 million.

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

Development beyond our control may impact our ability to enroll patients in an AB201 Phase 2b clinical trial, such as the development of vaccines for the SARS-CoV-2 virus or the development of other therapies for COVID-19 disease.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as, the commencement and completion of clinical trials, particularly with respect to steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug product, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or an inability to finance in a timely manner. For instance, we previously planned to initiate PRECISION-AF in the first quarter of 2020 but have put the potential initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic, the availability of patients for non-COVID-19 related trials and obtaining additional financing. We cannot guarantee if we will be able to secure such financing in order to initiate PRECISION-AF in a timely fashion. FDA approval of Gencaro or any other product candidate, if it occurs, is expected to require years of additional clinical development, including the completion of genetic trials. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of September 30, 2020, we had approximately 9.3 million shares of common stock outstanding, 20% of which is approximately 1.9 million shares. SEC rules impose restrictions on certain companies’ ability to raise funds through the registered offering of securities pursuant to a “shelf” registration statement on Form S-3. Although we are not currently subject to such restrictions, under SEC rules, if our market capitalization is below $75 million at the time of our next annual report on Form 10-K, we would be prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates.

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

If AB201 is approved, we expect to have market protection in the U.S. for 12 years from approval, under FDA law and regulations governing biologics license applications.  However, another competitor could develop a compound with similar biological properties to AB201 that may not be barred by our exclusivity.  We have also filed a provisional patent application for AB201 and its use for COVID-19 disease, but there is no assurance that this provisional application will ultimately result in an issued patent.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2020, approximately 9.3 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2020, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2020, there were approximately 37,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2020 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Amendment No. 7 to Capital on DemandTM Sales Agreement, dated July 2, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/2/2020	10.1
10.2	Amendment No. 8 to Capital on DemandTM Sales Agreement, dated July 14, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/14/2020	10.1
10.3	Capital on DemandTM Sales Agreement, dated July 22, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/22/2020	10.1
10.4	Office Lease Agreement, effective August 7, 2020, between ARCA biopharma, Inc. and Potens Partners LLC.	8-K	8/31/2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ Brian L. Selby
Brian L. Selby
Vice President, Finance (Principal Financial and Accounting Officer)

Dated: November 2, 2020