Form 10-K
period 2020-12-31
ARCA biopharma, Inc.
filed 2021-03-18
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2020, the last business day of the most recently completed second fiscal quarter, was $14,951,316 based on the last sale price of the common stock as reported on that day by The Nasdaq Capital Market.

As of March 16, 2021, the Registrant had 14,410,143 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for rNAPc2 (AB201) and Gencaro, including the potential for rNAPc2 to treat COVID-19, our ability to secure sufficient financing to support our anticipated clinical trials of rNAPc2 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the end of fiscal year 2022, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for rNAPc2 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

The terms “ARCA,” “the Company,” “we,” “us,” “our” and similar terms refer to ARCA biopharma, Inc.

Overview

We are a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of patients, using genomic, non-genomic biomarker and other information that extends beyond routine diagnostic categorization. We believe that when implemented correctly precision medicine can enhance therapeutic response, improve patient outcomes, and reduce healthcare costs.

Our lead product candidates are rNAPc2 (AB201) as a potential treatment for diseases caused by ribonucleic acid, or RNA, viruses, initially focusing on COVID-19, the disease syndrome caused by the SARS-CoV-2 virus, and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF. rNAPc2 targets COVID-19 patients with biomarker evidence of coagulopathy, while Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

rNAPc2 (AB201) for treatment of COVID-19

Recombinant Nematode Anticoagulant Protein c2, or rNAPc2 (AB201), is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2 clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and are currently enrolling patients.

Certain patients with severe COVID-19 disease exhibit thrombotic complications and other inflammatory responses suggesting potential dysregulation of the coagulation and immune systems. rNAPc2 is a potent inhibitor of tissue factor, a cellular receptor responsible for initiation of the primary coagulation pathway and appears to be the major activator of the coagulation cascade during viral infection. Tissue factor is also implicated in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. We believe that evidence from the pandemic implicates tissue factor pathways as an important part of the COVID-19 disease process, and provides a rationale to test rNAPc2 as a potential therapeutic for COVID‑19 for its anticoagulant and potential anti-inflammatory properties.

rNAPc2 was originally developed for potential use as an anticoagulant due to its inhibition of the TF-initiated coagulation process. It was evaluated for the prevention of thrombosis in Phase 1 and Phase 2 clinical studies involving over 800 subjects and demonstrated both safety and efficacy in these studies. rNAPc2 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19. Research has shown that viral infections can provoke dysregulated activation of the TF pathway, resulting in abnormal systemic coagulation and related inflammation, leading to potential organ failure and mortality. For this reason, rNAPc2 was tested as a therapeutic in non-human primates, or NHPs, in studies against lethal doses of the Ebola and Marburg viruses, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and, evidence of reduced disseminated intravascular coagulation, or DIC. DIC is a serious condition that causes abnormal blood clotting throughout the body's blood vessels.

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome, or MERS, and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, there have been over 119 million confirmed cases of COVID-19 and over 2.6 million deaths worldwide attributed to the virus (as of March 2021).

COVID-19 is associated with a high incidence of both arterial and venous coagulation-related adverse events in large and small blood vessels. These include, stroke, myocardial infarction, or MI, (i.e., heart attack) and pulmonary emboli; as well as, blockage of the smaller peripheral blood vessels in the fingers/toes (COVID-digit). This syndrome is so frequently observed in COVID-19 that it has received the name of COVID-19 Associated Coagulopathy, or CAC. The underlying pathology of CAC is believed to result from thrombo-inflammatory processes triggered by the viral infection. A commonly used biomarker for assessing the presence of abnormal coagulation is a D-dimer test, which is elevated (greater than 0.5) in nearly 70% of hospitalized COVID-19 patients and is associated with adverse clinical outcomes. Some researchers believe that this and other evidence points to dysregulation of TF pathways in COVID-19 patients that result in the development of thrombotic complications.

rNAPc2 has shown potential in addressing the coagulation disorder caused by severe viral infections. In preliminary, non-human studies in NHPs against lethal doses of the Ebola and Marburg virus, rNAPc2 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. We believe more recent research supports our belief that rNAPc2 has the ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease. Taken together, we believe this evidence suggests that rNAPc2 may have therapeutic benefits for patients with serious COVID-19 infections and the accompanying high risk of thrombosis. To our knowledge, rNAPc2 is the only NME anticoagulant, and the only tissue factor inhibitor, currently under evaluation for COVID-19.

As a therapeutic aimed at a host response to a disease syndrome, we believe rNAPc2 potentially could be used in combination with other antiviral drugs. We believe its potential efficacy is not linked to a specific viral genome and may not be diminished by genetic drift or the development of new strains of the SARS-CoV-2 virus. As a therapeutic addressing a disease, we believe rNAPc2 may have broad spectrum potential against multiple pathogens that have disease elements in common with COVID‑19, such as other coronaviruses and other RNA viruses. Therefore, we believe that rNAPc2 has therapeutic potential for future viral outbreaks beyond the current pandemic.

rNAPc2 is a single-chain, 85 amino acid, recombinant protein administered subcutaneously, that has previously been evaluated under three FDA Investigational New Drug, or IND, applications in six Phase 1 and three Phase 2 clinical studies in the United States and Europe. These clinical trials primarily examined the safety, dosing and anticoagulation effects of rNAPc2 in patients with acute coronary syndromes, in patients undergoing knee replacement surgery and in patients undergoing percutaneous coronary interventions. In these trials, involving more than 800 human patients with over 700 exposed to drug, rNAPc2 was generally well-tolerated with a safety profile comparable to commercially available anticoagulants. rNAPc2 is manufactured in an engineered yeast strain by an established methodology following current Good Manufacturing Practices, or cGMP, and we believe this process can be readily scaled to commercial quantities. FDA granted rNAPc2 Orphan Drug Designation status in 2014 for the treatment of viral hemorrhagic fever post-exposure to Ebola virus, but human clinical trials were not conducted.

In October 2020, FDA approved the IND application for rNAPc2 as a potential treatment for patients hospitalized with COVID-19 and it received a Fast-Track designation in November 2020. We initiated the Phase 2b clinical trial of rNAPc2 (AB201), ASPEN-COVID-19, in patients hospitalized with COVID-19 in the fourth quarter of 2020. We anticipate announcing topline data from this approximately 100 patient Phase 2b clinical trial in the third quarter of 2021.

We are evaluating rNAPc2 as a treatment for patients hospitalized with COVID-19 who are at high risk for thrombotic complications, as indicated by elevated D-dimer levels. The Phase 2b clinical trial is designed to be a randomized comparison of two-dose regimens of rNAPc2 versus heparin prescribed per local standard of care. The primary endpoint of the clinical trial is the change in D-dimer level from baseline to Day 8. If Phase 2b results indicate a favorable effect on D-dimer levels and safety is confirmed, following FDA review of the data and identification of the proposed Phase 3 rNAPc2 dose, we anticipate that clinical investigative sites will begin enrolling patients in a planned Phase 3 clinical trial. The primary endpoint of Phase 3 is planned to be clinical recovery as measured by the Adaptive COVID-19 Treatment Trial ordinal scale, with secondary endpoints that include D-dimer levels and the number of thrombotic events. We believe the Phase 3 clinical trial will be event driven, with an estimated requirement of 450 patients. We believe that favorable results from this Phase 2b/3 clinical trial program could support use of rNAPc2 in COVID-19 patients, given its potential efficacy both as an anticoagulant and an anti-viral agent that we believe counters the dysregulatory immune response and improves clinical recovery.

The clinical trial is being managed in collaboration with the Colorado Prevention Center, or CPC, the University of Colorado's Academic Research Organization with extensive experience in managing vascular and anticoagulation clinical trials.

We have financed the development of rNAPc2 through public equity sales. Our rNAPc2 development plans, including the timeline, depend on our ability to enroll patients during the COVID-19 pandemic, the results of our Phase 2b clinical trial, FDA guidance, and availability of drug product, all of which are currently uncertain.

We own the clinical development program of rNAPc2, including Phase 2 clinical trials.  If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the European Union, or EU, and potentially patent protection in addition to this. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

Gencaro™ (bucindolol hydrochloride) for Atrial Fibrillation

Gencaro™ (bucindolol hydrochloride) is a pharmacogenetically-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that we are developing for the treatment of atrial fibrillation in patients with heart failure. We believe the pharmacology of Gencaro is unique and its efficacy can be enhanced by prescribing it to patients with a common genotypic variant that is present in approximately 50% of the North American and European general populations. This gene can be detected with a simple genetic test.

We are developing Gencaro to treat atrial fibrillation, or AF, in patients with chronic heart failure, or HF. AF is the most common form of cardiac arrhythmia, a disruption of the heart’s normal rhythm or rate. HF is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. AF and HF commonly occur together. In HF patients, the development of AF leads to worsening symptoms, and increased risk of hospitalization and death. Current treatment options for AF in HF patients are limited, and can be invasive, costly and dangerous.

Our development plan for Gencaro focuses on the treatment of AF in patients with higher ejection fraction HF, those who have an ejection fraction, or EF, of 40% and higher who also have the genotype we believe is optimal for Gencaro efficacy. This population of HF encompasses more than half of all HF patients in the United States and Europe. There are currently few approved or effective drug therapies to treat AF or HF in this patient population.

Our development plan for Gencaro is based on our recent analysis of the Phase 2b clinical trial of Gencaro for the prevention of AF in HF patients, known as GENETIC-AF. This analysis showed novel results for Gencaro in patients in the clinical trial with EF’s of 40% and higher. We are planning a new design for a Phase 3 pivotal clinical trial of Gencaro based on this analysis that addresses what we believe are important clinical assessments, including the total amount of time that a patient experiences AF, known as AF burden, maintenance of normal sinus rhythm, rhythm control interventions such as electrical cardioversion, catheter ablation and use of anti-arrhythmic drugs and drug-related complications such as bradycardia. Based on these analyses, we were issued a United States patent in February 2021 for the use of Gencaro in this patient population. We believe this patent will substantially extend the patent protection for our planned development of Gencaro into 2039. We are seeking similar patent protection in other countries.

We currently have an agreement with the FDA, known as a Special Protocol Assessment, or SPA, for the requirements of a Gencaro Phase 3 clinical trial, PRECISION-AF, that would support approval of Gencaro if successful. Based on our recent analyses of the GENETIC-AF data, we may alter the design of PRECISION-AF to focus on endpoints that are not covered in the SPA agreement.

We believe that patients with HF and AF represent a major unmet medical need, and this need is most pronounced in patients with EF values of 40% and above. This EF range constitutes more than half of all chronic HF in the United States and Europe, as well as in Japan and China, and there are currently few approved, effective or guideline-recommended therapies for these patients to treat either their AF or HF. AF is a very common complication in these patients, with estimates of AF incidence ranging from 40% to 60%. Beta-

blockers approved for HF are commonly used off-label to control heart rate in these patients, but they are not considered effective in preventing AF and none are approved for patients with EF ≥ 40%. Other anti-arrhythmic drugs approved for the treatment of AF have adverse side effects and in HF patients are either contraindicated or have label warnings for use due to an increased risk of mortality. Interventional procedures for AF, such as catheter ablation and electrical cardioversion, are invasive, expensive, and often temporary; these interventions also typically require the continued use of beta blockers and other anti-arrhythmic drugs post-intervention.

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of higher ejection fraction HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	More effective rhythm control compared to the current standard of care;
•	Reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	Maintenance of rhythm control after a successful AF catheter ablation;
•	Effective rate control with lower risk of treatment-limiting bradycardia;
•	Reduction in symptoms and improvement in quality of life;
•	Reduced health care burden;
•	Foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF;
•	One of the only drug therapies approved and shown effective for AF in HF patients with EF ≥ 40%, and the only one in its drug class.

We have an international patent portfolio for Gencaro in the United States, the EU, and other major markets, as well as new chemical entity status, including a new patent that we believe will give us a strong intellectual property position to at least approximately 2039 in the United States; we have filed applications similar to this new patent in international territories. We have developed a laboratory platform for the diagnostic test that would be used to prescribe Gencaro; this platform was approved by FDA for use in the Phase 2B clinical trial. We retain all rights to this test platform; we expect to use it in future clinical trials, and we believe it could be one of multiple diagnostic platforms used for commercialization.

To support the continued development of rNAPc2 and Gencaro, we will need additional financing to fully fund the planned clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of rNAPc2 and Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are unable to obtain sufficient financing or are unable to complete a strategic transaction, we may discontinue our development activities on rNAPc2 or Gencaro or discontinue our operations.

We believe our cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, will be sufficient to fund our operations through the end of fiscal year 2022, including the projected costs for the rNAPc2 (AB201) Phase 2b clinical trial. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

In 2017, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we had sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In July 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

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

Our Strategy

Our mission is to become a leading biopharmaceutical company developing precision targeted cardiovascular therapies to enhance therapeutic response, improve patient outcomes, and reduce healthcare costs. To achieve this goal, we are pursuing the following strategies:

•

Advance the development of rNAPc2. We are developing rNAPc2 as a potential therapy for patients with COVID-19, and are currently conducting the first clinical trial of the compound in hospitalized COVID-19 patients at high risk for thrombotic complications. If the results from this Phase 2b clinical trial are positive, we plan to use the results to increase the value of this program through further clinical development for COVID-19, seeking strategic collaborations with commercial or government partners and potential expansion into clinical trials for other disease indications.

•

Advance the development of Gencaro for the treatment of AF in HF patients. We are planning a Phase 3 clinical trial for Gencaro as a therapy for AF in HF patients, focusing on patients with EF ≥ 40%, a patient population for whom few approved or effective drug therapies currently exist.

•

Build a cardiovascular pipeline. Our management and employees, including our chief executive officer, are experienced in cardiovascular research, molecular genetics and clinical development of cardiovascular therapies. We are seeking to leverage this expertise to identify, acquire and develop other cardiovascular products or candidates, particularly those with potential for targeted development based on genetic or other biomarkers.

The above strategies are dependent upon our ability to obtain additional funding through the sale of public or private equity or debt securities, the completion of a strategic transaction, or a combination thereof. If we are unable to secure additional funding or complete a strategic transaction, we may not be able to continue development of rNAPc2 or Gencaro, or to continue operations.

COVID-19 Disease and Current Medical Need

SARS-CoV-2 is a new coronavirus belonging to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1). The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Like the other viruses in its family, it is capable of causing serious human infections of the respiratory system. Since it was first identified in 2019, the SARS-CoV-2 virus has caused a pandemic of unprecedented scope in modern times; well over 100 million cases of COVID-19 have been confirmed and over 2.6 million deaths worldwide are attributed to the virus.

There is a broad spectrum of illness caused by SARS-CoV-2 infection; COVID-19 patients range from asymptomatic to critically-ill with acute respiratory distress syndrome requiring intensive care and mechanical ventilation. All ages are at risk of disease, but the probability of serious complications from COVID-19 is higher in older patients, those in nursing homes and long-term care facilities, and in those with chronic medical conditions. COVID-19 is a deadly disease in a significant fraction of patients; in one analysis of United States confirmed COVID-19 cases, 14% were hospitalized and 5% died. Although the long-term effects of COVID-19 are unknown, there are reports of patients with persistent symptoms or organ dysfunction, including those not within high-risk groups, and there is concern that many recovered patients may suffer long term disabilities.

COVID-19 is associated with a high incidence of thrombotic complications from arterial and venous coagulation-related adverse events in large and small blood vessels. These include, stroke, heart attack, and pulmonary emboli, as well as blockage of the smaller peripheral blood vessels. Some researchers believe that microthrombosis may in fact be a critical component in COVID-19-related organ dysfunction, disease progression and mortality. The observed thrombotic syndrome in COVID-19 patients has received the name of COVID-19 Associated Coagulopathy, or CAC. We believe the underlying pathology of CAC results from thrombo-inflammatory processes triggered by the viral infection. While the early course of disease is thought to be driven by replication of the SARS-CoV-2 virus, later in the disease course an exaggerated immune-inflammatory response, including coagulopathy, may take over, leading to tissue damage. A commonly used biomarker for assessing the presence of abnormal coagulation is a D-dimer test, which is elevated (greater than 0.5) in nearly 70% of hospitalized COVID-19 patients and is associated with adverse clinical outcomes.

The current therapies available for COVID-19 do not adequately address the serious disease and enormous health care burden that is caused by the disease. Patients with severe disease often require prolonged hospitalization and lengthy admission in intensive care units and available therapies have not substantially altered this disease course. Currently, the only therapeutic approved for COVID‑19 in the United States is remdesivir but its efficacy in preventing disease progression and in severe patients is uncertain and it is not recommended by certain authorities such as the World Health Organization. Other antiviral therapeutics, such as monoclonal antibodies, have received emergency authorization from the Food and Drug Administration, or FDA; these agents are believed to have efficacy against virus in the earlier stages of the disease, but are thought to be less effective in more severe patients requiring hospitalization.

Because of the thrombotic complications caused by COVID-19, anticoagulation has become standard of care adjunctive therapy for patients that are hospitalized. Treatment protocols vary by hospital and region, but guidelines published by a large number of professional societies and the NIH recommend the use of prophylactic anticoagulation for COVID-19 patients that are hospitalized.  Heparin, including low molecular weight heparin and unfractionated heparin, is the preferred agent over oral anticoagulants for hospitalized and severely ill patients. Interim data from three international studies suggest that therapeutic dosing of heparin in hospitalized patients not yet requiring Intensive Care Unit admission may reduce the need for organ support, such as mechanical ventilation, compared to prophylactic dosing.

However, there is a lack of evidence that heparin protects COVID-19 patients from thrombotic events or does not increase the risk of bleeding. Thrombotic complications are still common despite the current widespread use of heparin as adjunctive therapy for hospitalized COVID-19 patients. There is uncertainty whether heparin used prophylactically prevents progression of disease. As an anti-coagulant, heparin is not targeted specifically at the disease processes caused by the SARS-CoV-2 virus, and no evidence has emerged that it has any anti-viral or anti-inflammatory activity beyond its anticoagulation properties. As an infused therapy, the use of heparin requires consistent contact between medical professionals and the patient, which creates additional safety concerns with a highly infectious pathogen like SARS-CoV-2. Despite the lack of evidence and uncertainty regarding the benefits of the current anticoagulants such as heparin, we are not aware of any novel anticoagulants currently in clinical studies for COVID-19 other than rNAPc2.

In light of the importance of thrombosis in the disease course of COVID-19 and the uncertain benefits of the current anticoagulants in widespread use, we believe there is an unmet need for novel agents that have an equivalent or better safety profile than existing anti-coagulants, that are targeted to the disease processes in COVID-19 and that can provide superior benefits for seriously ill patients. We believe there is a need for novel agents that have anti-viral and anti-inflammatory activity in addition to anticoagulant properties. More generally, we believe there is a medical need for new COVID-19 therapeutics that can benefit seriously ill patients, that can prevent or slow progression of disease, reduce the severity of symptoms, shorten the disease course and improve prognosis. There is a clear need for therapies that can reduce the health care burden by reducing hospital stay, the use of the intensive care units and the use of invasive treatments such a mechanical ventilation.

Four vaccines for COVID-19 have received approval or emergency authorization and have increasingly widespread acceptance.  However, we believe the experience with the pandemic shows that the high medical need for effective viral therapeutics will extend beyond the current phase of the pandemic. Our belief is supported by the unprecedented health care and economic impact of the pandemic thus far, the uneven and incomplete rollout of vaccines and the fact that significant populations may never be vaccinated, the continued likelihood of surges of COVID-19 including from new strains of SARS-CoV-2 with uncertain susceptibility to the current vaccines, and the potential appearance of new corona viruses or other pathogens. These factors have greatly magnified the need for more effective therapeutics, including novel anticoagulants, with properties targeted to the disease processes caused by serious viral infections.

rNAPc2 (AB201)

To our knowledge, rNAPc2 is the only novel anticoagulant and the only inhibitor of tissue factor in clinical development for COVID‑19. Tissue factor is a cellular receptor responsible for initiation of the primary coagulation pathway and appears to be the major activator of the coagulation cascade during viral infection. Tissue factor is also implicated in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. We believe that evidence from the pandemic implicates tissue factor pathways as an important part of the COVID-19 disease process.

Because of its potent inhibition of tissue factor, rNAPc2 was originally developed for potential use as an anticoagulant. It was evaluated for the prevention of thrombosis in Phase 1 and Phase 2 clinical studies involving over 800 subjects and demonstrated both safety and efficacy in these studies. rNAPc2 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and evidence of anti-thrombosis efficacy in studies against lethal doses of the Ebola and Marburg viruses,

In preliminary non-human studies in NHPs against lethal doses of the Ebola and Marburg virus, rNAPc2 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. We believe more recent research suggests that rNAPc2 has the ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease.

rNAPc2 potentially could be used in combination with other antiviral drugs. Its potential efficacy is not linked to a specific viral genome and may not be diminished by genetic drift or the development of new strains of the SARS-CoV-2 virus. As a therapeutic addressing a disease, we believe rNAPc2 may have broad spectrum potential against multiple pathogens that have disease elements in common with COVID‑19, such as other coronaviruses and other RNA viruses. Therefore, we believe that rNAPc2 has therapeutic potential for future viral outbreaks beyond the current pandemic.

rNAPc2 is a single-chain, 85 amino acid, recombinant protein administered subcutaneously, that has previously been evaluated under three FDA Investigational New Drug, or IND, applications in six Phase 1 and three Phase 2 clinical studies in the United States and Europe. These clinical trials primarily examined the safety, dosing and anticoagulation effects of rNAPc2 in patients with acute coronary syndromes, in patients undergoing knee replacement surgery and in patients undergoing percutaneous coronary interventions. In these trials, involving more than 800 human patients with over 700 exposed to drug, rNAPc2 was generally well-tolerated with a safety profile comparable to commercially available anticoagulants. rNAPc2 is manufactured in an engineered yeast strain by an established methodology following current Good Manufacturing Practices, or cGMP, and we believe this process can be readily scaled to commercial quantities.

The ASPEN Phase 2b Clinical Trial

The ASPEN Phase 2b clinical trial is a randomized, multi-center, international clinical trial evaluating two dose regimens of rNAPc2 versus heparin prescribed per local standard of care intended to enroll approximately 100 hospitalized SARS-CoV-2 positive patients that also have elevated D-dimer levels. The primary endpoint of the trial is safety and change in D-dimer level from baseline to Day 8 relative to standard of care heparin. D-dimer is a biomarker commonly used for assessing coagulation activation, which is elevated (greater than 0.5) in approximately 70% of hospitalized COVID-19 patients and is directly associated with adverse clinical outcomes.

Atrial Fibrillation in Heart Failure

Market Background and Opportunity

Heart failure is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. HF has numerous serious consequences, including severe impacts on quality of life, increased hospitalizations, loss of economic productivity, and premature death. HF is a leading cause of death in the developed world, and despite the availability of multiple effective drug classes, mortality due to HF is increasing. According to the 2020 American Heart Association, or AHA, Heart Disease and Stroke Statistics, there were an estimated 6.2 million Americans aged 20 years or more with HF in 2016, projected to increase to between 8.3 million and 10.7 million by 2030. One of the fundamental classifications of heart failure is based on the percentage of blood in the left ventricle of the heart that is ejected with each heartbeat, known as ejection fraction or EF. The spectrum of HF includes HF in which EF is 50% or more and is considered preserved ejection fraction, known as HFpEF; HF in which the EF is less than 40%, considered reduced ejection fraction, or HFrEF; and HF in which the EF is at least 40%, but less than 50%, sometimes referred to as mid-range ejection fraction, known as HFmrEF. Together, HFmrEF and HFpEF, that is HF with EF ≥ 40%, comprise more than half of all chronic HF in the United States and Europe. In 2012, the economic cost of HF in the United States was estimated to be nearly $31 billion, of which two-thirds, or over $20 billion, was attributable to direct medical costs.

Atrial fibrillation, the most common sustained cardiac arrhythmia, is a serious disorder in which the normally regular and coordinated contraction pattern of the heart’s two small upper chambers, or the atria, becomes irregular, rapid and uncoordinated. AF can have significant quality of life impacts and potentially serious medical consequences, including increasing the risk of stroke and other cardiovascular problems. In individuals with HF, AF contributes to the disease processes that lead to the progression of HF and worsening of clinical outcomes. AF is considered an epidemic cardiovascular disease and a major public health burden, similar to HF. The estimated number of individuals with AF globally in 2015 was 33.3 million. According to AHA Heart Disease and Stroke Statistics Reports from 2017-2020, the prevalence of AF in the United States was estimated to be 5.2 million people in 2015. In the European Union, the prevalence of AF was estimated to be 8.8 million (age 55 and over) in 2010. It is estimated that AF costs the U.S. economy about $6.0 billion annually.

AF and HF share many of the same risk factors and commonly occur together. It has been estimated that 30-60% of HF patients will also develop AF, with this incidence increasing in HF patients with higher EF; we estimate that 40-60% of HF patients with EF ≥ 40% will also be diagnosed with AF.

Medical Need and Current Therapy

The goals of current medical therapy for AF are to provide anticoagulation to reduce the risk of stroke, and also either maintain sinus rhythm (known as rhythm control), or reduce the high heart rate caused by AF (known as rate control), in both cases to minimize patient symptoms and reduce the risk of further complications and disease progression. Unfortunately, the current treatment options for treating AF in patients with HF have significant limitations.

Beta-blockers are considered standard of care for the treatment of HF patients, including in patients with co-morbid AF. They are also viewed as foundational therapy to treat AF in HF patients for their ability to provide rate control. Their safety in this patient population is well established.

However, current beta blockers approved for HF patients are only modestly effective at providing rhythm control, and none are FDA approved for this indication. Importantly, none of these drugs have been shown to be effective for treating HF in patients with

EF ≥ 40%, so they are currently used off-label in this setting. When used for rate control, these drugs can cause bradycardia, a condition in which the heart rate drops below a safe threshold, which often leads to dose reductions and potential loss of the drug’s treatment effect. Furthermore, recent evidence indicates that the mortality and other clinical benefits of these beta blockers are uncertain when sustained or permanent AF is present.

Anti-arrhythmic drugs are a drug class that is often prescribed to provide rhythm control. These drugs are frequently used in patients with both HF and AF when a rate control strategy using a beta blocker fails to control the patient’s symptoms. However, these agents have significant safety issues, For example, in the United States, anti-arrhythmic drug therapy for AF used in addition to beta-blockers is generally confined to the drugs amiodarone and dofetilide, which have multiple safety and toxicity concerns. Because of these concerns, physicians treating HF patients seek to limit the use of these anti-arrhythmic drugs.

Non-pharmacologic interventions such as catheter ablation and electrical cardioversion (ECV), are also used to treat AF in patients with HF. Catheter ablation is now guideline-recommended in this patient population and its use is increasing. However, it is not a replacement for drug therapy; it is invasive, expensive and generally impermanent. Drug therapy, including beta blockers, is generally continued in patients post-ablation, both for rhythm control and for HF benefit. ECV is expensive and less permanent than ablation, but like ablation, post-ECV patients will generally remain on drug therapy to treat their AF and HF, including beta-blockers.

In light of the serious medical consequences presented by AF in the presence of HF as well as, the limitations of current therapies, we believe there is an unmet need for a drug therapy that can provide greater rhythm control compared to the current standard of care; can reduce the need for toxic anti-arrhythmic drugs, catheter ablation, and electrical cardioversion; can provide effective rate control with a lower risk of treatment-limiting bradycardia; and can provide foundational beta-blocker benefits for HF. This need is particularly significant for HF patients with EF ≥ 40%, for whom there are few approved or Class I guideline-recommended drug therapies.

Gencaro Clinical Development

The GENETIC-AF Phase 2B Clinical Trial

GENETIC-AF enrolled 267 patients from the United States, Canada and Europe. The primary analysis compared the evidence of safety and efficacy of Gencaro versus an active comparator, TOPROL-XL. The primary endpoint of the trial was time to first event of AF/AFL or ACM during a 24-week follow-up period after the establishment of sinus rhythm. Randomized patients had a EF ≤ 55%, a history of AF in the past 6 months, and the beta-1 389 arginine homozygous genotype that we believe responds best to Gencaro. Laboratory Corporation of America, or LabCorp, developed the genetic test, obtained an Investigational Device Exemption, or IDE, from the FDA and provided the companion diagnostic test and services to support our GENETIC‑AF clinical trial.

For the primary endpoint of time to AF recurrence, Gencaro demonstrated a similar treatment benefit in the overall population (p = 0.961) compared to the active comparator, TOPROL-XL. However, based on further analysis of the trial, we believe we have identified a population that shows greater response to Gencaro compared to TOPROL-XL across multiple important clinical assessments, including the primary endpoint of time to AF recurrence, maintenance of normal sinus rhythm, cumulative AF burden, and AF-related clinical interventions and complications. We plan to study this population in our Phase 3 clinical trial.

These further analyses of the GENETIC-AF population (shown in the table below) demonstrated that Gencaro, as compared to metoprolol, reduced AF burden, improved maintenance of sinus rhythm and lowered the need for additional rhythm control interventions.

Endpoint			Entire GENETIC-AF Cohort
Time to 1st AF/AFL/ACM (Primary Endpoint)			1.01 (neutral)	(0.71, 1.42) p = 0.961 N = 267
Cumulative 24-week AF Burden (substudy)			0.64 (↓36%)	(0.46, 0.86) p = 0.002 N = 67
AF Burden at Week 24			0.45 (↓55%)	(0.39, 0.50) p < 0.001 N = 67
ECGs in Normal Sinus Rhythm			1.39 (↑39%)	(1.22, 1.58) p < 0.001 N = 257
AF Interventions (ECVs, Ablations, & Class 3 AA Drugs)			0.68 (↓32%)	(0.50, 0.91) p = 0.011 N = 257
Bradycardia prevalence (Buc. vs. met., VR< 60 bpm)	0.39 (↓61%)	(0.31, 0.49) P < 0.001 N = 256	Dose reductions (pts. w/bradycardia vs. non-b.)	4.25 (↑4X)	(2.06, 9.60) P < 0.001 N = 257

Time to first AF/AFL/ACM treatment effect = hazard ratio (95% CI). AF burden = % time in AF per day. Cumulative AF burden treatment effect = AUC ratio (i.e., AUCBUC/AUCMET) over 24-week follow-up period with significance assessed via null permutation. AFB at Week 24 = Instantaneous estimates of average daily AF burden at week 24 with comparison between groups expressed as the ratio of the estimates and tested for significance using a Wald test. Normal Sinus Rhythm = total # ECGs in sinus rhythm with ventricular rate ≥ 60 and ≤ 100 bpm during efficacy follow-up period. AF Interventions = ECV, ablation, or guideline-recommended antiarrhythmic use during efficacy follow-up period. Treatment effect for normal sinus rhythm, AF interventions and bradycardia = prevalence rate ratio (i.e., PRRBUC/PRRMET) modeled to test significance using Poisson regression.

Treatment with Gencaro was associated with a 36% reduction in cumulative AF burden over 24 weeks of follow-up compared to metoprolol, leading to a 55% reduction in AF burden at the end of 24 weeks. Consistent with the results in the device substudy, there was a 39% increase in the prevalence of ECGs demonstrating normal sinus rhythm in the overall study population. Treatment with Gencaro also led to a 32% lower utilization of adjunctive rhythm control therapies, including electrical cardioversion, catheter ablation and antiarrhythmic drug therapy. There was also a 61% reduction in bradycardia with Gencaro versus metoprolol. The consequence of bradycardia is a reduction in beta-blocker dose, which 4.2-fold higher in patients exhibiting bradycardia than without bradycardia.

The BEST Phase 3 Heart Failure Trial

The effect of Gencaro on heart failure endpoints in an advanced HFrEF population was evaluated in the 2,708 patient, placebo controlled Phase 3 BEST clinical trial co-sponsored by the NHLBI and Department of Veterans Affairs. In addition to the parent population, BEST included a 1,040 patient DNA substudy that evaluated the effects of adrenergic receptor, or AR, polymorphisms on Gencaro effectiveness. The BEST trial was terminated early because, after positive mortality results from two HF trials involving other beta-blockers had been reported, a substantial number of BEST trial investigators concluded that it was unethical to continue to give placebo to BEST trial participants. Our reanalysis of the BEST results in accordance with the FDA approved, pre-specified statistical analysis plans (which had not been performed by the sponsors of BEST) demonstrated a 13% risk reduction on the primary endpoint of ACM in the BEST trial with a p-value of 0.053. The risk reduction on HF clinical efficacy endpoints such as mortality and hospitalization ranged from 34% to 48% in this beta-1 389 arginine homozygous genotype. The DNA substudy revealed that Gencaro exhibited greater efficacy in patients homozygous for the beta-1 389 arginine homozygous genotype (ADRB1 Arg389Arg), encoding for receptors that exhibit higher function and greater affinity for norepinephrine compared to the patients who did not have the beta-1 389 arginine homozygous genotype (i.e., beta-1 389 Gly carriers). In the 47% of BEST trial patients with a ADRB1 Arg389Arg genotype Gencaro reduced (p <0.05) the primary endpoint of mortality or heart transplantation by 43%, all-cause mortality, cardiovascular mortality, heart failure hospitalizations, heart failure progression, development of atrial fibrillation, and incidence of ventricular tachycardia or ventricular fibrillation with degrees of reduction (effect sizes) ranging from 34% (heart failure progression) to 74% (atrial fibrillation). Beta-1 389 Gly carriers had no statistically significant reduction in any endpoint.

Pharmacology and Pharmacogenetics of Gencaro

Gencaro (bucindolol hydrochloride) is a nonselective (blocks both beta-1 and beta-2 adrenergic receptors) beta- receptor blocking agent with mild vasodilator properties. This combination of properties initially placed Gencaro in the "3rd Generation" category of beta-blockers that is based on the strategy of their development. When its pharmacogenetic properties were elucidated and its development became pharmacogenetically based, we subsequently considered Gencaro a fourth-generation beta-blocker. The dominant beta-receptor on human heart cells is the beta-1, with smaller number of beta-2 receptors present. Importantly, beta-2 receptors are also present on adrenergic nerve terminals in the heart, where they regulate the release of the neurotransmitter norepinephrine, or NE. The blocking of these receptors prevents them from binding with other molecules, primarily NE, which activates these receptors to release more NE. We believe Gencaro has two unique anti-adrenergic properties not possessed by other beta-blockers currently approved for the treatment of HF: (1) it is moderately sympatholytic, i.e., by blocking beta-2 receptors on adrenergic nerves it lowers adrenergic drive to a level that can be detected on measurements of central or systemic venous NE levels, and, (2) through “inverse agonism,” as it binds to a polymorphic "389 arginine" form of heart cell beta-1 receptor in isolated human heart preparations it promotes the inactivation of the active-state of this receptor. These properties, as described below, were observed to interact with receptor polymorphisms in such a way that we believe targeting a specific genotype of the beta-1 receptor gene (known as ADRB1) could improve the therapeutic response of patients. We believe Gencaro’s efficacy is enhanced in patients with the beta-1 389 arginine homozygous genotype (ADRB1 Arg389Arg), which has been shown to be present in approximately 50% of the North American and European general populations. To date no other beta-blocker has been shown to possess pharmacological sympatholysis, or beta-1 AR inverse agonism in human heart preparations. We believe that Gencaro's sympatholytic and beta-1 AR inverse agonist properties contribute to its enhanced lowering of HF and arrhythmia event rates in patients who have an ADRB1 Arg389Arg genotype.

Gencaro Clinical and Regulatory Strategy

We intend to advance Phase 3 clinical development of Gencaro as a therapy for HF patients with AF, focusing on HF with EF ≥ 40%. The regulatory strategy for Gencaro is to obtain an initial approval to treat AF in a HF population with EF ≥ 40% and ≤ 55% and the beta-1 389 arginine homozygous genotype; the population demonstrating the greatest efficacy in the Phase 2B GENETIC-AF clinical trial. Indication expansion for Gencaro will focus on genotype-positive HF patients with EF >55%, which we believe would substantially expand the addressable patient population, if successful. We have obtained an SPA agreement with the FDA to conduct a single, 400-patient Phase 3 clinical trial that, if successful at a statistical threshold of p ≤ 0.01, may be sufficient to support an NDA for the marketing approval of Gencaro.

The clinical trial design is similar to GENETIC-AF, including the active comparator, TOPROL-XL, and the primary endpoint of time to AF or atrial flutter, or AF/AFL, recurrence or mortality during a 6-month follow-up period. The planned clinical trial will use a standard significance criterion of p ≤ 0.05 for the primary endpoint; however, if the primary endpoint is significant with a p‑value ≤ 0.01, then this single Phase 3 clinical trial may be sufficient for regulatory approval per the SPA agreement. The NDA submission for Gencaro is eligible for expedited review in the United States under the Fast Track development program. that was granted to Gencaro in 2015. Based on the use of this same endpoint in GENETIC-AF it is anticipated that ≥90% of the primary events will be due to recurrent AF/AFL. Secondary objectives will examine other important endpoints, such as AF burden and AF treatment-related interventions. The planned clinical trial will use a standard significance criterion of p ≤ 0.05 for the primary endpoint; however, if the primary endpoint is significant with a p‑value ≤ 0.01, then this single Phase 3 clinical trial may be sufficient for regulatory approval per the SPA agreement.

The Gencaro Test

If approved, we believe that Gencaro will be the first cardiovascular drug to be integrated with a companion diagnostic. This would be a test for the patient genotype approved for the drug, and could be performed by a variety of laboratory processes or platforms.

In collaboration with LabCorp, we developed one such genetic test, obtained an IDE from the FDA and used this test in our GENETIC-AF clinical trial. We retain all rights to this particular test platform, and we believe it could be used for commercialization. Future clinical trials of Gencaro, including PRECISION‑AF, are expected to use a similar diagnostic test to identify the patient’s receptor genotype. We believe the Gencaro Test could be developed and commercialized through one or more diagnostic providers, by the company marketing Gencaro, or a combination of approaches. We also believe that point of care genetic tests, which could be performed during the patient’s visit to the physician, will be part of the commercialization strategy for Gencaro.

Development Pipeline

Our lead product candidates are rNAPc2 (AB201) as a potential treatment for patients hospitalized with COVID-19, and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation in patients with chronic heart failure.

With the COVID-19 pandemic of 2020, rNAPc2 was identified as a potential treatment for diseases caused by viruses, initially focusing on patients hospitalized with COVID-19, the disease syndrome caused by the SARS-CoV-2 virus. Because of the severity of the COVID-19 pandemic and the impact on our Gencaro program, we transitioned our development work and capital allocation to designing a Phase 2b and potential Phase 3 clinical trial program for rNAPc2. We are currently enrolling patients in the Phase 2b portion of the program and, with positive results from that trial, expect it to be sequentially followed by Phase 3 using a common protocol for both trials.

Our lead cardiovascular product candidate, Gencaro, is a potential treatment for HF patients with AF. Gencaro (bucindolol hydrochloride) is a pharmacogenetic-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that is considered a fourth-generation beta-blocker based on its novel pharmacogenetic profile. We believe the treatment of AF in HF patients with EF ≥ 40% is an unmet medical need with a near term and straightforward regulatory pathway.

Our plan is to obtain an initial approval for Gencaro to treat AF in a genotype specific HF population; HF patients with EF ≥ 40% and the genotype we studied in the Phase 2B GENETIC-AF clinical trial. We believe that, if approved, there are additional indication expansion opportunities for Gencaro in other AF populations. We continue to evaluate the feasibility and potential timing for initiating PRECISION-AF relative to the COVID-19 pandemic. We may seek additional capital or a strategic partnership for the Phase 3 clinical trial and potential commercialization of Gencaro.

AB171 is a thiol-containing derivative of isosorbide mononitrate. Pre-clinical data indicate that AB171 may have antioxidant properties and may be favorably differentiated from other nitrates for prevention of myocardial remodeling, anti-atherosclerotic effects and the loss of effectiveness when used as a sustained therapy. We believe the unique pharmacology of AB171, coupled with targeting to genetically identified enhanced response subpopulations that we have identified, has the potential to translate to better long-term responses than currently available treatments in indications such as HF and PAD.

We also have exclusive pharmacogenetic and other patent rights to drug targets and candidates that have potential indications in cardiovascular disease, oncology and other therapeutic areas. We may seek partners to assist us in the development of these candidates or who may license them. We may also seek funds to advance the development of the compounds on our own.

Financial Resources

To support the continued development of rNAPc2 and Gencaro, we will need additional financing to fully fund the planned clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of rNAPc2 and Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are delayed in obtaining financing or are unable to complete a strategic transaction, we may discontinue our development activities on rNAPc2 or Gencaro or discontinue our operations.

We believe our cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic to the point of being able to recruit patients for a cardiovascular clinical trial and will require additional financing.

In 2017, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In July 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

Research and Development Expenses

Our research and development expenses were $5.0 million for the year ended December 31, 2020 as compared to $1.8 million for 2019, an increase of approximately $3.2 million. R&D expense in 2021 is expected to be higher than 2020, as we conduct the rNAPc2 (AB201) Phase 2b clinical trial.

Licensing and Royalty Obligations

rNAPc2

We own the clinical development program of rNAPc2, including Phase 2 clinical trials.

Gencaro

Our patent portfolios relating to Gencaro, including a patent that issued in 2021, are either owned by us or are subject to licenses that impose no royalty obligations or milestone payments relating to the further development, approval and commercialization of Gencaro.

We are also a party to licenses for patents relating to Gencaro that are now expired. We believe that there are no future milestone or royalty obligations that will be payable under these licenses.

Competition

rNAPc2

rNAPc2 is the only novel compound that we believe is in clinical development for the treatment of COVID-19. Other trials for this condition are evaluating various doses/regimens of approved anti-thrombotic agents, predominantly heparins. Though heparin therapy is considered standard therapy for all hospitalized patients, and is believed to provide some benefit based on interim clinical trial data, the degree of this benefit is uncertain and many patients receiving heparin therapy develop serious COVID-19 disease and thrombotic complications. Moreover, three major clinical trials exploring heparin therapy in these patients have stopped enrolling intensive care unit COVID patients due to lack of efficacy. These trials, which are comparing prophylactic versus therapeutic dose heparins, are continuing in less severe patients. The pathology of thrombosis in COVID-19 may explain the limitations of heparin treatment. This pathology is believed to be an inflammatory thrombosis with immune endothelialitis. Thus, we believe rNAPc2 may better address COVID-19-associated thrombosis than heparin.

Gencaro

Current HF treatments include three beta-blockers approved for HF in the Unites States. However, their efficacy in providing control of the arrhythmia caused by AF, or rhythm control, is only mild. It is also now acknowledged that evidence is lacking that the approved beta-blockers provide outcome benefits for patients who develop permanent AF. Furthermore, these drugs have not demonstrated efficacy for HF patients with EF ≥ 40%, which is the focus of the Gencaro development program. Current AF treatments include pharmaceutical, procedural or device intervention. There are several antiarrhythmic drugs approved by the FDA for the treatment and/or prevention of recurrent AF. However, these drugs have safety and/or administration concerns and all but one have contraindications or label warnings regarding their prescription in patients with HF.

Drugs that are currently approved or used for the treatment or prevention of AF in HF either have not demonstrated efficacy in these patients, or have notable risks due to adverse side effects or lack sufficient efficacy. Therefore, in HF, and specifically in HF patients with EF ≥ 40%, we believe there is a substantial unmet medical need for AF therapies that are more effective and have fewer side effects than those currently available. We believe that Gencaro’s treatment of AF in HF patients could provide a more effective and safer pharmacotherapy than treatments currently used in these patients.

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat cardiovascular conditions. Most of these companies have significantly greater financial, product development, manufacturing, and commercial resources than we have.

If approved, some of the drugs which Gencaro would potentially compete with are generic in the United States and are used, though not approved or shown to be effective, for the treatment of AF or in HF patients with EF ≥ 40%. Gencaro could be priced at a premium compared to some of these therapies. In addition, Gencaro, if approved, would be prescribed in conjunction with a diagnostic test, adding additional procedures to the process of prescribing Gencaro, which could make it more difficult for us to compete against existing or future therapies.

Manufacturing and Product Supply

rNAPc2 (AB201) is a single-chain, 85 amino acid recombinant protein that is manufactured using an engineered yeast strain. Multiple manufacturers of both drug substance and drug product have successfully produced rNAPc2 over its clinical development history. We outsource all manufacturing and analytical testing, and have selected third party contract manufacturing organizations, or CMOs, on the basis of their technical and regulatory expertise. We are actively working with these CMOs to produce additional drug substance and drug product to support potential Phase 3 development. rNAPc2 drug product is currently produced as an injectable formulation, and is stored frozen at -20°C in sterile glass vials. The product is administered subcutaneously.

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

Government Regulation

Governmental authorities in the United States at the federal, state, and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, marketing, distribution, sampling, and import and export of pharmaceutical and medical device products. In the United States, the FDA regulates these activities at the federal level pursuant to the Federal Food Drug and Cosmetic Act, or the FDCA, and the regulations promulgated thereunder. In Canada, Health Canada regulates these activities. In Europe, the Competent Authorities and Ethics Committees of the respective countries regulate these activities. In South America, the Health Authorities and Ethics Committees of their respective countries regulate these activities. We anticipate that all of our product candidates will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining approval and the subsequent process of maintaining compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, these statutes, rules, regulations and policies may change and our products may be subject to new legislation or regulations. Both before and after approval or clearance, failure to comply with the requirements of the FDA and other state and federal statutes can lead to significant penalties or could disrupt our ability to manufacture and sell these products. In addition, the FDA could refuse to provide certificates needed to export our products if the agency determines that we are not in compliance.

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

We believe that, if Gencaro is approved by the FDA, one of several of our U.S. patents may be eligible for PTE, which could provide approximately 5 years of additional patent life for that patent based on our current clinical trial plans.

A Supplementary Protection Certificate, or SPC, is a form of patent term extension that is available for pharmaceutical products approved for marketing in the European Union, or EU. We obtained a patent in Europe on methods for using Gencaro that is similar to one of our US Patents and this EU patent is in force in certain countries in Europe, including the United Kingdom, France, Germany, Italy and Spain. We believe that this patent may be eligible for an SPC, if Gencaro is approved for marketing in any European country in which the patent is in force, which could provide up to five years of additional patent life. We believe that our patents in other jurisdictions may also be eligible for similar term extensions.

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

Intellectual Property

The future success of our business will partly depend on our ability to maintain market exclusivity for our product candidates, if approved, in the United States and important international markets, and for other products or product candidates that we may acquire or develop. We will rely on statutory protection, patent protection, trade secrets, know-how, and in-licensing of technology rights to maintain protection for our products.

rNAPc2

We own the clinical development program of rNAPc2, including Phase 2 clinical trials.  If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the EU, and potentially patent protection in addition to this. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

Gencaro

We believe that Gencaro, if approved, will have market exclusivity in the United States and in major international markets. We recently obtained a patent in the United States for the use of Gencaro for the patient population we plan to study in the Phase 3 pivotal trial. We have filed similar patent applications in international jurisdictions. If Gencaro is approved by the FDA or international regulatory agencies based on this planned clinical development, we believe that the commercialization of Gencaro will have patent protection extending into 2039.

We have an existing patent portfolio of United States and international patents covering the use of Gencaro for various cardiovascular indications in the genetic population we plan to study in Phase 3, that we believe will provide additional patent protection.

In addition to patent protection, Gencaro will qualify as a new chemical entity and if approved will have data protection in the United States and other jurisdictions in which it is approved.

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

Human Capital Management

As of December 31, 2020, we had 14 employees, of which 11 are full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Information relating to compensation of our executive officers is included in Items 10 and 11 of Part III of this Annual Report and such information is incorporated herein by reference. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. We are committed to providing comprehensive benefit options and offering benefits that will allow our employees and their families to live healthier and more secure lives. Some examples are employees are eligible for health insurance, prescription drug benefits, dental insurance, vision insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including hospital indemnity insurance, accident insurance and critical illness insurance.

We continually monitor employee turnover rates as our success depends upon retaining our highly trained personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately nine years and approximately half of our employees have been employed by us for more than ten years.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•

if we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of rNAPc2 or Gencaro in a timely manner, we may not be able to continue our business operations;

•	if we encounter difficulties enrolling patients in our clinical trials, any potential enrollment milestones or potential regulatory approvals could be delayed or otherwise adversely affected;
•	our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain regulatory approvals necessary to sell them;
•	we may not achieve our projected development goals in the time frames we announce and expect;
•	we expect the PRECISION-AF clinical trial will require substantially more capital to complete, and we cannot guarantee when or if we will be able to secure such additional financing;
•

we will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions, to continue development of rNAPc2, Gencaro or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations;

•

if we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a material adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock;

•

our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely may have clinical trial sites or other business operations.

•	we depend or may depend on third parties to conduct clinical trials and provide diagnostic information, as well as to develop, commercialize and/or manufacture our product candidates;
•

unless we are able to generate sufficient product revenue, we will continue to incur losses from operations and will not achieve or maintain profitability. We are years away from commercializing a product and generating product revenue;

•

our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue;

•

if our product candidates receive regulatory approval, we would be subject to ongoing regulatory obligations and restrictions, which may result in significant expenses and limit our ability to develop and commercialize other potential products;

•

transitioning from a clinical development stage company will require successful completion of a number of steps, many of which are outside of our control and, consequently, we can provide no assurance of our successful and timely transition from a clinical development stage company;

•	if approved by the FDA, rNAPc2 or Gencaro will be entering a competitive marketplace and may not succeed;
•

if we fail to identify and license or acquire other products or product candidates, then we may be unable to expand our business, and the acquisition or licensing of other products or product candidates may put a strain on our operations and will likely require us to seek additional financing;

•	the loss of any rights to market key products would significantly impair our operating results;
•

third parties may own or control patents or patent applications that we may be required to license to commercialize our product candidates or that could result in litigation that would be costly and time consuming;

•	our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.

Risks Related to Our Business and Financial Condition

If we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of rNAPc2 or Gencaro in a timely manner, we may not be able to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential product candidates is long, complex and costly.

Failure to demonstrate that a product candidate, including rNAPc2 or Gencaro, is safe and effective, or significant delays in demonstrating such safety and efficacy, would adversely affect our business. Failure to obtain marketing approval of rNAPc2 or Gencaro from appropriate regulatory authorities, or significant delays in obtaining such approval, would also adversely affect our business and could, among other things, preclude us from completing a strategic transaction or obtaining additional financing necessary to continue as a going concern.

Even if approved for sale, a product candidate must be successfully commercialized to generate value. We do not currently have the capital resources or management expertise to commercialize rNAPc2, Gencaro or any of our other product candidates and, as a result, will need to complete a strategic transaction, or, alternatively, raise substantial additional funds to enable commercialization of rNAPc2, Gencaro or any of our other product candidates, if approved. Failure to successfully provide for the commercialization of rNAPc2, Gencaro or any other product candidate, if approved, would damage our business.

If we encounter difficulties enrolling patients in our clinical trial of rNAPc2, any potential enrollment milestones or potential regulatory approvals could be delayed or otherwise adversely affected.

We may encounter difficulty enrolling a sufficient number of patients in the trial, due to circumstances which are outside our control, including improvements in the COVID-19 pandemic resulting from the development of vaccines and therapies, as well as other clinical trials or capacity constraints at potential COVID-19 clinical trial sites, that may limit the availability of study participants. As a result, we may need to delay or terminate our trial, which would have a negative impact on our business. Delays in enrolling patients in the clinical trial of rNAPc2 would also adversely affect our ability to meet projected enrollment milestones or timelines for completing the study and obtaining regulatory approval. Development of other COVID-19 targeted therapies may mean there are no patients who need rNAPc2 as a therapy.

rNAPc2 may not yield results that will enable us to further develop it as a therapy and obtain regulatory approvals necessary to be used as a drug.

We will receive regulatory approval for our product candidates only if we can demonstrate, in carefully designed and conducted clinical trials, that the product candidate is safe and effective. We do not know whether any future clinical trials for rNAPc2, Gencaro or any other product candidate will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. rNAPc2 has never been tested for safety or efficacy in any pre-clinical COVID-19 models or any patients diagnosed with COVID-19. It may not be effective for any COVID-19 associated diseases.

The results from preclinical testing and early clinical trials may not be predictive of results from later studies, including our studies of rNAPc2. We may suffer significant setbacks in advanced clinical trials, even after seeing promising results in earlier studies. Based on results at any stage of clinical trials, we may decide to repeat or redesign a trial or discontinue development of one or more of our product candidates, including rNAPc2. If we fail to adequately demonstrate the safety and efficacy of our rNAPc2, or other product candidates, we will not be able to obtain the required regulatory approvals to commercialize it and our business, results of operations and financial condition would be materially adversely affected.

In addition, administering rNAPc2, or other product candidates, to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of rNAPc2, or other product candidates, and could result in the FDA or other regulatory authorities denying approval of rNAPc2, or other product candidates, for any or all targeted indications.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the initiation of our clinical trials, including rNAPc2, the duration of the planned rNAPc2 Phase 2b clinical trial, the steps for commencing and continuing our clinical trials, the disclosure of trial results, the obtainment of regulatory approval and the sale of drug products, which we sometimes refer to as milestones. These milestones may not be achieved, and the actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our clinical trials, disagreements with any collaborative partners, the uncertainties inherent in the regulatory approval process and manufacturing scale-up, delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products or our inability to obtain sufficient financing in a timely manner. There can be no assurance that we will make regulatory submissions or receive regulatory approvals as planned. If we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected.

We expect the PRECISION-AF clinical trial will require substantially more capital to complete, and we cannot guarantee when or if we will be able to secure such additional financing.

We have put the potential initiation of the PRECISION-AF trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of rNAPc2. Initiation of the PRECISION-AF clinical trial will depend on receiving additional funding and an abatement of the COVID-19 pandemic to the point of being able to recruit patients for a cardiovascular clinical trial. We will need to secure additional financing in order to initiate enrollment of our Phase 3 PRECISION-AF clinical trial. Even if we can begin enrolling patients, we expect to have to raise significant additional capital to continue enrollment. If we are not able to obtain financing in the future or on acceptable terms, we may have to terminate the clinical trial early, which could adversely affect our business.

We will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions, to continue development of rNAPc2, Gencaro or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations.

In light of the expected development timeline to potentially obtain FDA approval for rNAPc2 or Gencaro, if at all, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing rNAPc2 or Gencaro, if approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on rNAPc2, Gencaro and our other product candidates or discontinue our operations. Even if we are able to fund continued development of rNAPc2, Gencaro or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities to successfully commercialize rNAPc2, Gencaro or any other product candidate.

We believe our cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of December 31, 2020, we sold an aggregate of 5,066,279 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $29.9 million. Net proceeds received in this offering were approximately $28.9 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

Additionally, in March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus spreads. The economic uncertainty surrounding the COVID-19 pandemic may dramatically reduce our ability to secure equity or debt financing necessary to support our operations. We are unable to currently estimate the financial effect of the pandemic. If the pandemic continues to be a severe worldwide crisis, economic conditions may cause capital not to be available to us, or not be available on acceptable terms, regardless of our business efforts. We have put the potential initiation of the PRECISION-AF clinical trial on hold due to the ongoing COVID-19 pandemic and prioritizing the development of rNAPc2. Initiation of the PRECISION-AF clinical trial will depend on receiving additional funding and an abatement of the COVID-19 pandemic to the point of being able to recruit patients for a cardiovascular clinical trial.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for rNAPc2, Gencaro and our other product candidates;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID‑19 pandemic;
•	our ability to control costs associated with our operations;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

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

Even though we obtained an agreement on our SPA, we cannot assure you that our planned Phase 3 clinical trial will succeed, will be deemed binding by the FDA under our SPA agreement, or will result in any FDA approval for Gencaro. We may also alter the design of the trial to focus on endpoints that are not covered by the SPA. Moreover, if the FDA revokes or alters its agreement under our SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

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

As of March 16, 2021, the closing price of our common stock was $4.21 per share, and the total market value of our listed securities was approximately $60.7 million. As of December 31, 2020, we had stockholders’ equity of $46.5 million.

Our audited financial statements for the fiscal year ended December 31, 2020 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our audited financial statements for the fiscal year ended December 31, 2020 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop rNAPc2, Gencaro or our other product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our securities.

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

In addition, third party manufacturing of our drug product candidates and suppliers of the materials used in the production of our drug product candidates may be impacted by significant delays or restrictions resulting from the COVID-19 outbreak which may disrupt our supply chain or limit our ability to manufacture drug product candidates for our clinical trials.

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

Development beyond our control may impact our ability to enroll patients in an rNAPc2 (AB201) Phase 2b clinical trial, such as the development of vaccines for the SARS-CoV-2 virus or the development of other therapies for COVID-19 disease.

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

We will rely on contract research organizations to conduct substantial portions of our clinical trials, including any future clinical trial of rNAPc2 or Gencaro, and as a result, we will be unable to directly control the timing, conduct and expense of all aspects of our clinical trials.

We do not currently have sufficient staff with the requisite experience to conduct our clinical trials and therefore will rely on third parties to conduct certain aspects of any future clinical trials. We previously contracted with a CRO to conduct components of our GENETIC-AF clinical trial and anticipate contracting with a CRO to conduct components of any future clinical trial for Gencaro and components of the clinical study of rNAPc2 or any future clinical trials for our other product candidates. As a result, we will have less control over many details and steps of any clinical trial, the timing and completion of any clinical trial, the required reporting of adverse events and the management of data developed through any clinical trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties, such as CROs, may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our clinical trial. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making any change may be costly and may delay ongoing trials, if any, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct clinical trials in an acceptable manner and at an acceptable cost.

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

We intend to collaborate with one or more clinical trial networks in our development program for rNAPc2. As a result, we will lack direct control over certain aspects of the development program and the amount and timing of resources that these collaborators devote to the project.

We had a collaboration agreement with Medtronic that supported our GENETIC-AF clinical trial. If our arrangement with Medtronic, as amended, is continued as part of our future development of Gencaro, we will have limited control over the amount and timing of resources that they dedicate to the development of Gencaro. This is also likely to be true in any future collaboration with third parties and we may seek additional third party collaborators for the development of rNAPc2, Gencaro or any other product candidates. Our ability to benefit from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Our historical losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital, among other things. We are years away from commercializing a product and generating any product revenue. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Even if we ultimately receive regulatory approval for rNAPc2, Gencaro or our other product candidates, sales of such products may not generate sufficient revenue for it to achieve or maintain profitability. Because of the numerous risks and uncertainties associated with developing therapeutic drugs, we may experience larger than expected future losses and may never reach profitability.

Our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue.

The preclinical and clinical development, testing, manufacture, safety, efficacy, labeling, storage, recordkeeping, and subsequent advertising, promotion, sale, marketing, and distribution, if approved, of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA for such drug. We have not received an NDA approval from the FDA for rNAPc2, Gencaro or any of our other product candidates. There can be no guarantees with respect to our product candidates that clinical studies will adequately support an NDA, that the products will receive necessary regulatory approvals, or that they will prove to be commercially successful.

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

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidates for use in trials;
•	failure of clinical materials to meet pre-established specifications at product release or during ongoing stability studies;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board to conduct a clinical trial at a prospective study site;

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

The manufacture and analytical testing of rNAPc2 and Gencaro is performed by third party suppliers, who must also meet cGMP requirements and pass a pre-approval inspection of their facilities before we can obtain marketing approval.

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

Reliance on third parties to commercialize rNAPc2, Gencaro or our other product candidates could negatively impact our business. If we are required to establish a direct sales force in the United States and are unable to do so, our business may be harmed.

Commercialization of rNAPc2, Gencaro or any other product candidate, if approved, particularly the establishment of a sales organization, will require substantial additional capital resources. We currently intend to pursue a strategic partnership alternative for the commercialization of rNAPc2 or Gencaro, if it is approved, and we have suspended our efforts to build internal sales, marketing and distribution capabilities. If we elect to rely on third parties to sell rNAPc2, Gencaro and any other products, then we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties. If we are unable to complete a strategic transaction, we would be unable to commercialize rNAPc2, Gencaro or any other product candidate without substantial additional capital. Even if such capital were secured, we would be required to build internal sales, marketing and distribution capabilities to market rNAPc2 or Gencaro in the United States. None of our current employees have experience in establishing and managing a sales force.

In the event we are unable to sell rNAPc2, Gencaro and other selected product candidates, either directly or through third parties via a strategic transaction, the commercialization of rNAPc2 or Gencaro, if approved, may be delayed indefinitely.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates, including their drug substance or active pharmaceutical ingredients, or API. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. We have contracted with several third-party manufacturing organizations for production and analytical testing of our product candidates. These contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In addition, these manufacturers may have staffing difficulties, may experience delays due to key material or component availability, may not be able to manufacture our products on a timely basis or may become financially distressed. In the event of errors in forecasting production quantities required to meet demand, natural disaster, equipment malfunctions or failures, technology malfunctions, strikes, lock-outs or work stoppages, regional power outages, product tampering, war or terrorist activities, actions of regulatory authorities, business failure, strike or other difficulty, we may be unable to find an alternative third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs, which could impact our ability to commercialize and sell our product candidates. We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, an order by governmental authorities to halt production, delays or failures in product testing or delivery, stability testing failures, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign and state agencies and they may fail to meet these agencies’ acceptable standards of compliance. If our contract manufacturers fail to comply with applicable governmental regulations, such as quality control, quality assurance and the maintenance of records and documentation, we may not be able to continue production of the API or finished product. If the safety of any API or product supplied is compromised due to failure to adhere to applicable laws or for other reasons, this may jeopardize our regulatory approval for rNAPc2, Gencaro and other product candidates, and we may be held liable for any injuries sustained as a result. Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

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

We are a clinical development stage biopharmaceutical company with a limited operating history. To date we have not generated any product revenue and have historically funded our operations through investment capital. Our future growth depends on our ability to emerge from the clinical development stage and successfully commercialize or provide for the commercialization of rNAPc2, Gencaro and our other product candidates which in turn, will depend, among other things, on our ability to:

•	conduct additional clinical trials and develop and obtain regulatory approval for rNAPc2, Gencaro or other product candidates;

•	successfully partner a companion genetic test with the commercial launch of rNAPc2 or Gencaro;

•	enter into a strategic transaction enabling the continued development and commercialization of rNAPc2 or Gencaro, or alternatively, raise significant additional capital to enable these activities;

•	pursue additional indications for rNAPc2 or Gencaro and develop other product candidates, including other cardiovascular therapies; and

•	obtain commercial quantities of rNAPc2, Gencaro or other product candidates at acceptable cost levels.

Any one of these factors or other factors discussed in this report could affect our ability to successfully commercialize Gencaro and other product candidates, which could impact our ability to earn sufficient revenues to transition from a clinical development stage company and continue our business.

If approved by the FDA, rNAPc2 or Gencaro will be entering a competitive marketplace and may not succeed.

We do not yet know what the commercial opportunity will be, if any, for rNAPc2 if it is approved for treating COVID-19 disease. We do not know how and to whom rNAPc2 would be marketed and what the commercial arrangements would be for its sales and reimbursement. While we anticipate that rNAPc2, if approved, could potentially be used in combination with antiviral drugs and other therapies, there are other vaccines and therapies under development.

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

rNAPc2, Gencaro or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of rNAPc2, Gencaro or our other product candidates will depend on a number of factors, such as its effectiveness and tolerability, as compared with competitive drugs. For instance, if rNAPc2 is approved, by that time there may be superior alternatives in terms of vaccines and/or therapeutics that may significantly impact the relative medical benefits offered by rNAPc2. If our future clinical trials for rNAPc2 do not show that rNAPc2 has a clear therapeutic benefit as compared to other therapies or vaccines that are approved in the interim, then there may be a limited or no commercial market for rNAPc2. Also, prevalence and severity of side-effects could negatively affect market acceptance of rNAPc2. Failure to achieve market acceptance of rNAPc2 or Gencaro would significantly harm our business.

If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for rNAPc2, Gencaro, or any other product candidates that we may seek to commercialize, then our revenues and prospects for profitability will suffer.

Our or any strategic partner’s ability to commercialize rNAPc2, Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from:

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

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for drugs. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future although we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. We or any strategic partner’s ability to commercialize rNAPc2, Gencaro, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations, and other third-party payors, and any change in reimbursement levels could materially and adversely affect our business. Further, the pendency or approval of future proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

One of our strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than we do. If we undertake any additional acquisitions, whether of product candidates or other biopharmaceutical companies, the process of integrating an acquired product candidate or complementary company into our business may put a strain on our operations, divert personnel, financial resources and management’s attention. In 2020, our research and development activities were dedicated to initiating the clinical trial of rNAPc2. If we are not able to substantially expand our research and development efforts, or identify, or license or acquire other products or product candidates or complete future acquisitions, then we will likely be unable expand our pipeline of product candidates. In addition, any future acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

As of December 31, 2020, we had net operating loss, or NOL, carryforwards of approximately $179.5 million, and approximately $1.9 million of research and development credits that may be used to offset future taxable income. Our net operating loss carryforwards generated prior to 2018 will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, U.S. federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, may be limited. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Risks Related to Intellectual Property and Other Legal Matters

If product liability lawsuits are successfully brought against us, then we will incur substantial liabilities and may be required to limit commercialization of rNAPc2, Gencaro or other product candidates.

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

Our patent portfolios relating to Gencaro, including a patent that issued in 2021, are either owned by us or are subject to licenses that impose no royalty obligations or milestone payments relating to the further development, approval and commercialization of Gencaro.

Termination of our license agreements could result in the loss of our further rights to develop and commercialize Gencaro for any indication. The termination of any such license, or of any other agreement which enables us to market a key product or product candidate, could significantly and adversely affect our business.

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

Our or any strategic partner’s ability to commercialize rNAPc2, Gencaro and other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We may also be unaware of existing patents that may be infringed by rNAPc2 or Gencaro, the genetic testing we intend to use in connection with Gencaro or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by rNAPc2, Gencaro or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

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

We own the clinical development program of rNAPc2, including Phase 2 clinical trials.  If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the EU, and potentially patent protection in addition to this. However, another competitor could develop a compound with similar biological properties to rNAPc2 that may not be barred by our exclusivity. We have also filed a provisional patent application for rNAPc2 and its use for COVID-19 disease, but there is no assurance that this provisional application will ultimately result in an issued patent.

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

If we are not able to protect our proprietary technology, trade secrets and know-how, then our competitors may develop competing products. Any issued patent may not be sufficient to prevent others from competing with us. Further, we have trade secrets relating to rNAPc2 and Gencaro, and such trade secrets may become known or independently discovered. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, opposed, invalidated or circumvented, which could allow competitors to market similar products or limit the patent protection term of our product candidates. All of these factors may affect our competitive position.

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

Our common stock has in the past been and in the future could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the regulatory status of rNAPc2, Gencaro and the genetic test, and whether and when they are approved for sale, if at all, and the labeling or other conditions of use imposed by the FDA;

•	our ability to secure additional funding or complete a strategic transaction or to complete development of and commercialize rNAPc2 or Gencaro;

•	progress of any future clinical trials for rNAPc2, Gencaro or our other product candidate, including enrollment and any data that may become available;

•	the results of our future clinical trials and any future NDAs of our current and future product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing or testing our product candidates or any approved products;

•	the initiation of or material developments in or the conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	our ability to retain the listing of our common stock on the Nasdaq Capital Market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of December 31, 2020, approximately 9.5 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2020, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of December 31, 2020, there were approximately 531,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2021 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

In the absence of a significant strategic transaction, we will need to raise significant additional capital to finance the research, development and commercialization of rNAPc2, Gencaro and our other product candidate. If future securities offerings occur, they would dilute our current stockholders’ equity interests and could reduce the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters facility consists of approximately 5,200 square feet of office space in Westminster, Colorado, which is leased until March 2024 and includes an option to renew for an additional 36 month term. We believe that this facility is adequate to meet our current needs.

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

Stockholders

As of March 16, 2021, we had approximately 12 stockholders of record of our common stock, and the last sale price reported on The Nasdaq Capital Market for our common stock as of such date was $4.21 per share.

Dividend Policy

The holders of our common stock are entitled to dividends in such amounts and at such times, if any, as may be declared by our Board of Directors out of legally available funds. We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2020, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of targeted therapies for cardiovascular diseases. Precision medicine refers to the tailoring of medical treatment to the individual characteristics of patients, using genomic, non-genomic biomarker and other information that extends beyond routine diagnostic categorization. We believe that when implemented correctly precision medicine can enhance therapeutic response, improve patient outcomes, and reduce healthcare costs.

Our lead product candidates are rNAPc2 (AB201) as a potential treatment for diseases caused by ribonucleic acid, or RNA, viruses, initially focusing on COVID-19, the disease syndrome caused by the SARS-CoV-2 virus, and Gencaro™ (bucindolol hydrochloride)

for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF. rNAPc2 targets COVID-19 patients with biomarker evidence of coagulopathy, while Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

rNAPc2 (AB201) for treatment of COVID-19

Recombinant Nematode Anticoagulant Protein c2, or rNAPc2 (AB201), is a protein therapeutic in clinical development as a potential treatment for patients with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS-CoV-2 pandemic, we believe rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. We initiated a Phase 2 clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020 and are currently enrolling patients.

Certain patients with severe COVID-19 disease exhibit thrombotic complications and other inflammatory responses suggesting potential dysregulation of the coagulation and immune systems. rNAPc2 is a potent inhibitor of tissue factor, a cellular receptor responsible for initiation of the primary coagulation pathway and appears to be the major activator of the coagulation cascade during viral infection. Tissue factor is also implicated in the immune system inflammatory response to viral infections and in the process of viral dissemination during infection. We believe that evidence from the pandemic implicates tissue factor pathways as an important part of the COVID-19 disease process, and provides a rationale to test rNAPc2 as a potential therapeutic for COVID‑19 for its anticoagulant and potential anti-inflammatory properties.

rNAPc2 was originally developed for potential use as an anticoagulant due to its inhibition of the TF-initiated coagulation process. It was evaluated for the prevention of thrombosis in Phase 1 and Phase 2 clinical studies involving over 800 subjects and demonstrated both safety and efficacy in these studies. rNAPc2 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19. Research has shown that viral infections can provoke dysregulated activation of the TF pathway, resulting in abnormal systemic coagulation and related inflammation, leading to potential organ failure and mortality. For this reason, rNAPc2 was tested as a therapeutic in non-human primates, or NHPs, in studies against lethal doses of the Ebola and Marburg viruses, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and, evidence of reduced disseminated intravascular coagulation, or DIC. DIC is a serious condition that causes abnormal blood clotting throughout the body's blood vessels.

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, there have been over 119 million confirmed cases of COVID-19 and over 2.6 million deaths worldwide attributed to the virus (as of March 2021).

COVID-19 is associated with a high incidence of both arterial and venous coagulation-related adverse events in large and small blood vessels. These include, stroke, myocardial infarction, or MI, (i.e., heart attack) and pulmonary emboli; as well as, blockage of the smaller peripheral blood vessels in the fingers/toes (COVID-digit). This syndrome is so frequently observed in COVID-19 that it has received the name of COVID-19 Associated Coagulopathy, or CAC. The underlying pathology of CAC is believed to result from thrombo-inflammatory processes triggered by the viral infection. A commonly used biomarker for assessing the presence of abnormal coagulation is a D-dimer test, which is elevated (greater than 0.5) in nearly 70% of hospitalized COVID-19 patients and is associated with adverse clinical outcomes. Some researchers believe that this and other evidence points to dysregulation of TF pathways in COVID-19 patients that result in the development of thrombotic complications.

rNAPc2 has shown potential in addressing the coagulation disorder caused by severe viral infections. In preliminary, non-human studies in NHPs against lethal doses of the Ebola and Marburg virus, rNAPc2 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. We believe more recent research supports our belief that rNAPc2 has the ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease. Taken together, we believe this evidence suggests that rNAPc2 may have therapeutic benefits for patients with serious COVID-19 infections and the accompanying high risk of thrombosis. To our knowledge, rNAPc2 is the only NME anticoagulant, and the only tissue factor inhibitor, currently under evaluation for COVID-19.

As a therapeutic aimed at a host response to a disease syndrome, we believe rNAPc2 potentially could be used in combination with other antiviral drugs. We believe its potential efficacy is not linked to a specific viral genome and may not be diminished by genetic drift or the development of new strains of the SARS-CoV-2 virus. As a therapeutic addressing a disease, we believe rNAPc2 may have broad spectrum potential against multiple pathogens that have disease elements in common with COVID‑19, such as other coronaviruses and other RNA viruses. Therefore, we believe that rNAPc2 has therapeutic potential for future viral outbreaks beyond the current pandemic.

rNAPc2 is a single-chain, 85 amino acid, recombinant protein administered subcutaneously, that has previously been evaluated under three FDA Investigational New Drug, or IND, applications in six Phase 1 and three Phase 2 clinical studies in the United States and Europe. These clinical trials primarily examined the safety, dosing and anticoagulation effects of rNAPc2 in patients with acute coronary syndromes, in patients undergoing knee replacement surgery and in patients undergoing percutaneous coronary interventions. In these trials, involving more than 800 human patients with over 700 exposed to drug, rNAPc2 was generally well-tolerated with a safety profile comparable to commercially available anticoagulants. rNAPc2 is manufactured in an engineered yeast strain by an established methodology following current Good Manufacturing Practices, or cGMP, and we believe this process can be readily scaled to commercial quantities. FDA granted rNAPc2 Orphan Drug Designation status in 2014 for the treatment of viral hemorrhagic fever post-exposure to Ebola virus, but human clinical trials were not conducted.

In October 2020, FDA approved the IND application for rNAPc2 as a potential treatment for patients hospitalized with COVID-19 and it received a Fast-Track designation in November 2020. We initiated the Phase 2b clinical trial of rNAPc2 (AB201), ASPEN-COVID-19, in patients hospitalized with COVID-19 in the fourth quarter of 2020. We anticipate announcing topline data from this approximately 100 patient Phase 2b clinical trial in the third quarter of 2021.

We are evaluating rNAPc2 as a treatment for patients hospitalized with COVID-19 who are at high risk for thrombotic complications, as indicated by elevated D-dimer levels. The Phase 2b clinical trial is designed to be a randomized comparison of two-dose regimens of rNAPc2 versus heparin prescribed per local standard of care. The primary endpoint of the clinical trial is the change in D-dimer level from baseline to Day 8. If Phase 2b results indicate a favorable effect on D-dimer levels and safety is confirmed, following FDA review of the data and identification of the proposed Phase 3 rNAPc2 dose, we anticipate that clinical investigative sites will begin enrolling patients in a planned Phase 3 clinical trial. The primary endpoint of Phase 3 is planned to be clinical recovery as measured by the Adaptive COVID-19 Treatment Trial ordinal scale, with secondary endpoints that include D-dimer levels and the number of thrombotic events. We believe the Phase 3 clinical trial will be event driven, with an estimated requirement of 450 patients. We believe that favorable results from this Phase 2b/3 clinical trial program could support use of rNAPc2 in COVID-19 patients, given its potential efficacy both as an anticoagulant and an anti-viral agent that we believe counters the dysregulatory immune response and improves clinical recovery.

The clinical trial is being managed in collaboration with the Colorado Prevention Center, or CPC, the University of Colorado's Academic Research Organization with extensive experience in managing vascular and anticoagulation clinical trials.

We have financed the development of rNAPc2 through public equity sales. Our rNAPc2 development plans, including the timeline, depend on our ability to enroll patients during the COVID-19 pandemic, the results of our Phase 2b clinical trial, FDA guidance, and availability of drug product, all of which are currently uncertain.

We own the clinical development program of rNAPc2, including Phase 2 clinical trials.  If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the European Union, or EU, and potentially patent protection in addition to this. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

Gencaro™ (bucindolol hydrochloride) for Atrial Fibrillation

Gencaro™ (bucindolol hydrochloride) is a pharmacogenetically-targeted beta-adrenergic receptor antagonist with mild vasodilator properties that we are developing for the treatment of atrial fibrillation in patients with heart failure. We believe the pharmacology of Gencaro is unique and its efficacy can be enhanced by prescribing it to patients with a common genotypic variant that is present in approximately 50% of the North American and European general populations. This gene can be detected with a simple genetic test.

We are developing Gencaro to treat atrial fibrillation, or AF, in patients with chronic heart failure, or HF. AF is the most common form of cardiac arrhythmia, a disruption of the heart’s normal rhythm or rate. HF is a chronic condition in which the heart is unable to pump enough blood to meet the body’s needs. AF and HF commonly occur together. In HF patients, the development of AF leads to worsening symptoms, and increased risk of hospitalization and death. Current treatment options for AF in HF patients are limited, and can be invasive, costly and dangerous.

Our development plan for Gencaro focuses on the treatment of AF in patients with higher ejection fraction HF, those who have an ejection fraction, or EF, of 40% and higher who also have the genotype we believe is optimal for Gencaro efficacy. This population of HF encompasses more than half of all HF patients in the United States and Europe. There are currently few approved or effective drug therapies to treat AF or HF in this patient population.

Our development plan for Gencaro is based on our recent analysis of the Phase 2b clinical trial of Gencaro for the prevention of AF in HF patients, known as GENETIC-AF. This analysis showed novel results for Gencaro in patients in the clinical trial with EF’s of 40% and higher. We are planning a new design for a Phase 3 pivotal clinical trial of Gencaro based on this analysis that addresses what we believe are important clinical assessments, including the total amount of time that a patient experiences AF, known as AF burden, maintenance of normal sinus rhythm, rhythm control interventions such as electrical cardioversion, catheter ablation and use of anti-arrhythmic drugs and drug-related complications such as bradycardia. Based on these analyses, we were issued a United States patent in February 2021 for the use of Gencaro in this patient population. We believe this patent will substantially extend the patent protection for our planned development of Gencaro into 2039. We are seeking similar patent protection in other countries.

We currently have an agreement with the FDA, known as a Special Protocol Assessment, or SPA, for the requirements of a Gencaro Phase 3 clinical trial that would support approval of Gencaro if successful. Based on our recent analyses of the GENETIC-AF data, we may alter the design of PRECISION-AF to focus on endpoints that are not covered in the SPA agreement.

We believe that patients with HF and AF represent a major unmet medical need, and this need is most pronounced in patients with EF values of 40% and above. This EF range constitutes more than half of all chronic HF in the United States and Europe, as well as in Japan and China, and there are currently few approved, effective or guideline-recommended therapies for these patients to treat either their AF or HF. AF is a very common complication in these patients, with estimates of AF incidence ranging from 40% to 60%. Beta-blockers approved for HF are commonly used off-label to control heart rate in these patients, but they are not considered effective in preventing AF and none are approved for patients with EF ≥ 40%. Other anti-arrhythmic drugs approved for the treatment of AF have adverse side effects and in HF patients are either contraindicated or have label warnings for use due to an increased risk of mortality. Interventional procedures for AF, such as catheter ablation and electrical cardioversion, are invasive, expensive, and often temporary; these interventions also typically require the continued use of beta blockers and other anti-arrhythmic drugs post-intervention.

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of higher ejection fraction HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	More effective rhythm control compared to the current standard of care;
•	Reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	Maintenance of rhythm control after a successful AF catheter ablation;
•	Effective rate control with lower risk of treatment-limiting bradycardia;
•	Reduction in symptoms and improvement in quality of life;
•	Reduced health care burden;
•	Foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF;
•	One of the only drug therapies approved and shown effective for AF in HF patients with EF ≥ 40%, and the only one in its drug class.

We have an international patent portfolio for Gencaro in the United States, the EU, and other major markets, as well as new chemical entity status, including a new patent that we believe will give us a strong intellectual property position to at least approximately 2039 in the United States; we have filed applications similar to this new patent in international territories. We have developed a laboratory platform for the diagnostic test that would be used to prescribe Gencaro; this platform was approved by FDA for use in the Phase 2B clinical trial. We retain all rights to this test platform; we expect to use it in future clinical trials, and we believe it could be one of multiple diagnostic platforms used for commercialization.

To support the continued development of rNAPc2 and Gencaro, we will need additional financing to fully fund the planned clinical trials, and our general and administrative costs through the clinical trials’ projected completion and potential commercialization. Considering the substantial time and costs associated with the development of rNAPc2 and Gencaro and the risk that we may be unable to raise a significant amount of capital on acceptable terms, we are also pursuing co-development and commercialization partnering opportunities with large pharmaceutical and/or specialty pharmaceutical companies and may pursue a strategic combination or other strategic transactions. If we are unable to obtain sufficient financing or are unable to complete a strategic transaction, we may discontinue our development activities on rNAPc2 or Gencaro or discontinue our operations.

We believe our cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, will be sufficient to fund our operations through the end of fiscal year 2022, including the projected costs for the rNAPc2 (AB201) Phase 2b clinical trial. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

In 2017, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we had sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In July 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

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

Our research and development expenses were $5.0 million for the year ended December 31, 2020 as compared to $1.8 million for 2019. The $3.2 million increase in research and development expenses in 2020 as compared to 2019 was primarily related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020.

Clinical expense increased approximately $1.7 million for the year ended December 31, 2020. The increase was related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020.

Manufacturing process development costs increased approximately $1.2 million year ended December 31, 2020 compared to 2019. The increase was a result of production of clinical trial materials used in our rNAPc2 (AB201) clinical trial that was initiated in the second half of 2020.

R&D personnel costs increased approximately $0.2 million for the year ended December 31, 2020, as compared to 2019. The remaining increase was primarily a result of higher outside services and consulting costs related to initiation of our rNAPc2 (AB201) clinical trial.

R&D expense in 2021 is expected to be higher than 2020, as we continue our rNAPc2 (AB201) Phase 2b clinical trial.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $4.8 million for the year ended December 31, 2020, compared to $4.0 million for 2019, an increase of approximately $0.8 million. The increase in expenses during 2020 comprised primarily of increased legal and professional costs, insurance costs and higher personnel costs in 2020, as compared to 2019.

G&A expenses in 2021 are expected to be consistent with those in 2020 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $28,000 for the year ended December 31, 2020 as compared to $172,000 for 2019, resulting in an decrease of $144,000. We expect interest income to be lower in 2021 than in 2020, as we continue to use our cash and cash equivalents to fund our operations.

Interest Expense

Interest expense was $9,000 for the year ended December 31, 2020 as compared to $7,000 for 2019. The amounts were nominal to our overall operations. Based on our current capital structure, interest expense is expected to be negligible in 2021.

Income Tax Benefit

Income tax benefit for the years ended December 31, 2020 and 2019 was $9,000 and $167,000, respectively. The income tax benefit in 2019 was primarily related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act. In 2019, the benefit was fully monetized and we do not expect additional significant income tax benefit in 2021.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$49,071	$8,363

As of December 31, 2020, we had total cash and cash equivalents of approximately $49.1 million, as compared to $8.4 million as of December 31, 2019. The net increase of $40.7 million during the year primarily reflects net proceeds of approximately $48.9 million from the issuance of common stock, offset by $7.7 million of cash used to fund operating activities and $0.4 million of payments on a vendor financing arrangement.

Cash Flows from Operating, Investing and Financing Activities

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,725)	$(4,801)
Investing activities	(19)	(4)
Financing activities	48,452	6,560
Net increase in cash and cash equivalents	$40,708	$1,755

Net cash used in operating activities for the year ended December 31, 2020 increased approximately $2.9 million compared with 2019. This was primarily due to a higher net loss in 2020, as discussed in more detail above, offset by changes in operating assets and liabilities.

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $19,000 and $4,000, respectively, for the purchase of property and equipment.

Net cash provided by financing activities was $48.5 million for year ended December 31, 2020 representing $48.9 million in net proceeds from sales of our common stock in our registered direct equity offering and our “at the market” equity offering in the period, less $0.4 million of payments on a vendor finance arrangement. Net cash provided by financing activities was $6.6 million for the year ended December 31, 2019 representing $6.9 million of net proceeds from sales of our common stock pursuant to our sales agreement, less $0.3 million in payments on a vendor financing arrangement.

Sources and Uses of Capital

Our primary sources of liquidity to date have been capital raised from issuances of shares of our preferred and common stock. The primary uses of our capital resources to date have been to fund operating activities, including research, clinical development and drug manufacturing expenses, license payments, and spending on capital items.

In 2017, we entered into a sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $10.2 million, in an “at the market offering.” In 2020, we further amended the sales agreement to increase the maximum aggregate value of shares which we may issue and sell from time to time under this sales agreement to $32.4 million. This sales agreement terminated in July 2020. Under this sales agreement, we sold an aggregate of 3,302,159 shares of our common stock pursuant to the terms of such sales agreement, as amended, for aggregate gross proceeds of approximately $32.3 million. Net proceeds received in this offering were approximately $30.8 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In July 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of February 2021, we had sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. We have sold all shares available under the current prospectus.

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

Our ability to execute our development programs in accordance with our projected time line depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for rNAPc2, Gencaro or any other product candidate;
•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
•	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
•	our ability to control costs associated with our operations;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID‑19 pandemic;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of our existing collaborative and licensing agreements.

We believe our cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, will be sufficient to fund our operations, at our current cost structure, after giving effect to potential cost reductions, through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ARCA biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARCA biopharma, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and development costs incurred but not invoiced

As discussed in Note 1 to the financial statements, research and development costs incurred but not invoiced related to clinical trial and drug manufacturing activities are recorded within accrued expenses and other liabilities and as reductions of prepayments included in other current assets. These amounts are based upon the services received and related expenses incurred by contract research organizations (CROs), clinical study sites, drug manufacturers, collaboration partners, laboratories, consultants, or other third-parties. Research and development contracts vary significantly in length, and could be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Expenses related to the CROs and clinical studies, as well as contract drug manufacturers, are primarily based on progress made against specified milestones or targets in each period.

We identified the sufficiency of the audit evidence over the research and development costs incurred but not invoiced as a critical audit matter. Evaluating the sufficiency of audit evidence obtained over research and development costs required especially subjective auditor judgment due to the nature of evidence available regarding research and development activities. That evidence may include communications from third parties regarding tasks completed, invoices received from third parties, and management’s analysis of expenses incurred against budgeted and contractual amounts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over research and development costs incurred but not invoiced. For a selection of research and development costs incurred but not invoiced we examined contracts, invoices, and third-party confirmations of the completion of contractual milestones and project status. In addition, for these selections, we reviewed management’s analysis of project expenses against contractually budgeted amounts. We then compared the information from the above procedures to the assumptions and inputs that were used by management to calculate research and development costs incurred but not invoiced. We also compared the Company’s estimate of costs incurred as of year-end to a selection of third-party invoices received after year-end, but prior to the issuance of the Company’s financial statements. We evaluated the sufficiency of audit evidence obtained by assessing the results of audit procedures over the research and development costs incurred but not invoiced.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado

March 18, 2021

ARCA BIOPHARMA, INC.

BALANCE SHEETS

	As of December 31,
	2020	2019
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,071	$8,363
Other current assets	897	117
Total current assets	49,968	8,480
Right-of-use asset - operating	428	22
Property and equipment, net	21	10
Other assets	12	24
Total assets	$50,429	$8,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,773	$418
Accrued compensation and employee benefits	815	129
Accrued expenses and other liabilities	911	379
Total current liabilities	3,499	926
Operating lease liability, net of current portion	409	—
Total liabilities	3,908	926
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized; no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 100 million shares authorized at December 31, 2020 and 2019; 9,548,150 and 1,594,070 shares issued and outstanding at December 31, 2020 and 2019, respectively	10	2
Additional paid-in capital	200,665	152,024
Accumulated deficit	(154,154)	(144,416)
Total stockholders’ equity	46,521	7,610
Total liabilities and stockholders’ equity	$50,429	$8,536

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$4,992	$1,833
General and administrative	4,774	3,981
Total costs and expenses	9,766	5,814
Loss from operations	(9,766)	(5,814)

Interest and other income	28	172
Interest expense	(9)	(7)
Loss before income taxes	(9,747)	(5,649)
Income tax benefit	9	167
Net loss	$(9,738)	$(5,482)

Net loss per share:
Basic and diluted	$(2.07)	$(4.15)
Weighted average shares outstanding:
Basic and diluted	4,710,237	1,321,234

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2018	773,558	$1	$144,965	$(138,934)	$6,032
Issuance of common stock for cash, net of offering costs	820,561	1	6,908	—	6,909
Adjustment for fractional shares	(49)	—	—	—	—
Share-based compensation	—	—	151	—	151
Net loss	—	—	—	(5,482)	(5,482)
Balance, December 31, 2019	1,594,070	2	152,024	(144,416)	7,610
Issuance of common stock and exercise of prefunded warrants for cash, net of offering costs	7,954,080	8	48,598	—	48,606
Share-based compensation	—	—	43	—	43
Net loss	—	—	—	(9,738)	(9,738)
Balance, December 31, 2020	9,548,150	$10	$200,665	$(154,154)	$46,521

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,738)	$(5,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	18
Amortization of right-of-use asset - operating	85	71
Share-based compensation	43	151
Change in operating assets and liabilities:
Other current assets	(348)	401
Other assets	(12)	—
Accounts payable	1,101	188
Accrued compensation and employee benefits	686	(21)
Accrued expenses and other liabilities	450	(127)
Net cash used in operating activities	(7,725)	(4,801)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(4)
Net cash used in investing activities	(19)	(4)
Cash flows from financing activities:
Proceeds from the issuance of common stock	50,894	7,281
Common stock offering costs	(2,034)	(372)
Repayment of principal on vendor finance agreement	(408)	(349)
Net cash provided by financing activities	48,452	6,560
Net increase in cash and cash equivalents	40,708	1,755
Cash and cash equivalents, beginning of year	8,363	6,608
Cash and cash equivalents, end of year	$49,071	$8,363
Supplemental cash flow information:
Interest paid	$9	$7
Income tax refund received	$9	$167
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$491	$93
Common stock offering costs accrued but not yet paid	$254	$—

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidates are rNAPc2 (AB201) as a potential treatment for diseases caused by ribonucleic acid, or RNA, viruses, initially focusing on COVID-19, the disease caused by SARS-CoV-2 virus, and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation (AF) in patients with chronic heart failure (HF).

rNAPc2 is a protein therapeutic in clinical development as a potential treatment for patients hospitalized with COVID-19. Based on its unique mechanism of action, development history and the clinical evidence from the SARS‑CoV-2 pandemic, the Company believes rNAPc2 has potential to be a beneficial therapy for patients with this serious viral disease. The Company initiated the Phase 2b clinical trial of rNAPc2 as a potential treatment for patients hospitalized with COVID-19 in the fourth quarter of 2020.

The Company continues to evaluate the feasibility and potential timing for initiating PRECISION-AF relative to the COVID-19 pandemic and prioritizing the development of rNAPc2.

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

The Company believes that its current cash and cash equivalents as of December 31, 2020, together with the $23.3 million of net proceeds raised through February 2021 from sales of our common stock, as discussed in Note 7, will be sufficient to fund its operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for rNAPc2, Gencaro or any other product candidate;
•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
•	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID‑19 pandemic;

•	the Company’s ability to control costs associated with its operations;
•	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID‑19 pandemic;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Accounting Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases estimates on various assumptions that are believed to be reasonable under the circumstances. The Company believes significant judgment was involved in estimating the outsourcing expenses, and in estimating other accrued liabilities and income taxes. Management is continually evaluating and updating these estimates, and it is possible that these estimates will change in the future or that actual results may differ from these estimates.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the years ended December 31, 2020 and 2019.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s December 31, 2020 and 2019 balance sheets.

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

Accrued Outsourcing Expenses

As part of the process of preparing its financial statements, the Company is required to estimate accrued outsourcing expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. Examples of estimated accrued outsourcing expenses include contract service fees, such as fees payable to contract manufacturers in connection with the production of materials related to the Company’s drug product, and service fees and pass through costs from clinical research organizations. The Company develops estimates of liabilities using its judgment based upon the facts and circumstances known at the time.

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

In accordance with certain research and development agreements, the Company is obligated to make certain upfront payments upon execution of the agreement. The Company records these upfront payments as prepaid research and development expenses, which are included in Other current assets or Other assets in the accompanying Balance Sheets. Such payments are recorded to research and development expense as services are performed. The Company evaluates on a quarterly basis whether events and circumstances have occurred that may indicate impairment of remaining prepaid research and development expenses.

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

Because the Company reported a net loss for the years ended December 31, 2020 and 2019, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	Years Ended December 31,
	2020	2019
Potentially dilutive securities, excluded:
Outstanding stock options	531,238	31,136
Warrants to purchase common stock	133,401	135,862
	664,639	166,998

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

As of December 31, 2020 and 2019, the Company had $49.1 million and $8.3 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction.  The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices.  There were no transfers between any fair value hierarchy levels in 2020 or 2019.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable, approximated fair value due to their short maturities. As of December 31, 2020 and 2019, the Company did not have any debt outstanding.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	December 31, 2020	December 31, 2019
Computer equipment	3 years	$31	$54
Lab equipment	5 years	146	142
Furniture and fixtures	5 years	38	61
Computer software	3 years	56	61
Leasehold improvements	Lesser of useful life or life of the lease	—	59
		271	377
Accumulated depreciation and amortization		(250)	(367)
Property and equipment, net		$21	$10

For the years ended December 31, 2020 and 2019, depreciation and amortization expense was $8,000 and $18,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2020 and 2019 was $356,000 and $286,000, respectively.

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

Operating Lease

On August 1, 2013 the Company entered into a lease agreement for approximately 5,300 square feet of office facilities in Westminster, Colorado which served as the Company’s primary business office from October 1, 2013 until September 30, 2020.   Effective February 24, 2020, the lease was renewed for an additional six month term beginning April 1, 2020 and expired on September 30, 2020.

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term is 42 months beginning October 1, 2020 and includes an option to renew for an additional 36 month term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The amounts recorded assume the Company will exercise its renewal option. The lease includes real estate taxes and insurance, which is not a lease component and is not included in the lease obligation.  In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation.

Future minimum commitments due under the October 2020 Lease agreement as of December 31, 2020 are as follows (in thousands):

2021	$71
2022	88
2023	90
2024	93
2025	96
Thereafter	125
Total remaining lease payments	563
Less: imputed lease interest	(113)
Less: Current portion	(41)
Operating lease liability, net of current portion	$409

Rent expense, which is included in general and administrative expense, under these leases for the years ended December 31, 2020 and 2019 was $95,000 and $74,000, respectively.

As of December 31, 2020, the lease liability was $450,000 and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the years ended December 31, 2020 and 2019 were $76,000 and $91,000, respectively. The weighted-average remaining lease term for the operating lease as of December 31, 2020 is 6.2 years. The weighted-average discount rate for the operating lease is 7%.

Gencaro License

ARCA has licensed worldwide rights to all preclinical and clinical data through the BEST trial for development of bucindolol.  The patents that were the subject of this license are expired. If the license agreement is deemed enforceable, the Company would incur milestone and royalty obligations upon the occurrence of certain events, including if the FDA grants marketing approval for Gencaro, upon regulatory marketing approval in Europe and Japan and based on achievement of specified product sales levels.

(7) Equity Financings and Warrants

Registered Direct Financing

On June 3, 2020, the Company closed a registered direct offering with certain institutional and accredited investors of 348,000 shares of the Company’s common stock, at a purchase price of $9.00 per share, and pre-funded warrants to purchase 325,500 shares of common stock at a purchase price of $8.999 per warrant. All warrants were exercised by the closing date.  No pre-funded warrants are outstanding as of December 31, 2020. The net proceeds were approximately $5.3 million, after deducting placement agent fees and other offering expenses. The Company paid JonesTrading Institutional Services LLC (JonesTrading) a placement agent fee equal to 8.0% of the aggregate gross proceeds and agreed to provide JonesTrading with customary indemnification and contribution rights.

At the Market Equity Financing

On January 11, 2017, the Company entered into a Capital on Demand TM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $7.3 million.  On August 21, 2017, January 25, 2019, March 11, 2019, May 9, 2019, May 20, 2019, June 28, 2019, July 2, 2020 and July 14, 2020, the Company amended its Capital on Demand Sales Agreement. The amendments, among other things, increased the maximum aggregate offering value of shares of the Company’s common stock which the Company may issue and sell from time to time under the Sales Agreement from $7.3 million to $32.4 million (the Shares).

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

Under the amended Sales Agreement, the Company sold an aggregate of 2,214,301 and 820,561 shares of Common Stock pursuant to the terms of such Sales Agreement, as amended, for net proceeds of approximately $14.4 million and $6.9 million during the years ended December 31, 2020 and 2019, respectively, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. As of December 31, 2020, the Company had sold an aggregate of 5,066,279 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $28.9 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

From January 1, 2021 through February 22, 2021, the Company sold an aggregate of 4,861,993 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement. Net proceeds received in the period were approximately $23.3 million, after deducting commissions paid to the placement agent. As of February 22, 2021, the Company had sold all shares available under its current prospectus to the Company’s registration statement on Form S-3 (No. 333‑238067).

Warrants

Warrants to purchase shares of common stock were granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of December 31, 2020, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

Stock Plans

The Company’s equity incentive plan, the 2020 Equity Incentive Plan (the Equity Plan), was approved by stockholders on December 10, 2020.  The maximum number of shares issuable under this plan is 1,167,425 shares.

The Equity Plan provides for the granting of stock options (including indexed options), restricted stock units, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units and deferred stock units. Under the Equity Plan, awards may be granted to employees, directors and consultants of ARCA, except for incentive stock options, which may be granted only to employees. As of December 31, 2020, options to purchase 494,100 shares with a weighted average exercise price of $4.27 per share were outstanding under the Equity Plan, and 636,347 shares were reserved for future awards.

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

In conjunction with the adoption of the Equity Plan, the Company discontinued grants under the 2013 Plan, effective December 10, 2020. In conjunction with the adoption of the 2013 Plan, the Company discontinued grants under its previous plan the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan (the 2004 Plan), effective September 17, 2013. As of December 31, 2020, options to purchase 36,978 shares with a weighted average exercise price of $61.84 per share were outstanding under the 2013 plan. The 2004 Plan expired in 2014; however, options outstanding under the 2004 plan will continue to vest according to the original terms of each grant.  As of December 31, 2020, options to purchase 160 shares with a weighted average exercise price of $1,437.48 per share were outstanding under the 2004 plan.

The Company granted options to purchase an aggregate of 500,350 shares of common stock in the year ended December 31, 2020 and granted no options to purchase shares of common stock in the year ended December 31, 2019. The fair values of employee stock options granted in the year ended December 31, 2020 were estimated at the date of grant using the Black-Scholes model with the following assumptions and had the following estimated weighted average grant date fair value per share:

Year Ended December 31,
2020
Expected term	6.0 years
Expected volatility	96%
Risk-free interest rate	0.50%
Expected dividend yield	0%
Weighted-average grant date fair value per share	$3.28

A summary of ARCA’s stock option activities for the years ended December 31, 2020 and 2019, and related information as of December 31, 2020, is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - December 31, 2018	33,503	$96.22
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(2,367)	250.36
Options outstanding - December 31, 2019	31,136	$84.50	6.26	$—
Granted	500,350	4.29
Exercised	—	—
Forfeited and cancelled	(248)	610.46
Options outstanding - December 31, 2020	531,238	$8.71	9.68	$—
Options exercisable - December 31, 2020	31,587	$79.08	5.08	$—
Options vested and expected to vest - December 31, 2020	530,618	$8.71	9.68	$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on our closing price as of December 31 of the respective year, which would have been received by the option holders had all the option holders with in-the-money options exercised as of that date. As of December 31, 2020, the unrecognized compensation expense related to unvested options, excluding estimated forfeitures, was $1.6 million which is expected to be recognized over a weighted average period of 4.0 years. The Company recognizes compensation costs for its share-based awards on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.

Non-cash Stock-based Compensation

For the years ended December 31, 2020 and 2019, the Company recognized the following non-cash, share-based compensation expense (in thousands):

	Years Ended
	December 31,
	2020	2019
Research and development	$26	$71
General and administrative	17	80
Total	$43	$151

ARCA did not recognize any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets.

(9) Employee Benefit Plans

The Company has a 401(k) plan and makes a matching contribution equal to 100% of the employee’s first 3% of the employee’s contributions and 50% of the employee’s next 2% of contributions. The Company adopted the plan in 2006 and contributed $76,000 and $77,000 for the years ended December 31, 2020 and 2019, respectively.

(10) Income Taxes

Effective June 1, 2005, the Company changed from an S-Corporation to a C-Corporation. As an S-Corporation, the net operating loss carryforwards were distributed to the Company’s stockholders; such amounts were not significant. As of December 31, 2020, the Company has net operating loss carryforwards of approximately $179.5 million, and approximately $1.9 million of research and development credits that may be used to offset future taxable income. The Company’s net operating loss carryforwards through December 31, 2017 will expire beginning 2025 through 2037.  The net operating loss carryforwards beginning in 2018, have no expiration. Utilization of net operating losses and tax credits, including those acquired as a result of the Merger, will be subject to an annual limitation due to ownership change limitations provided by Internal Revenue Code Section 382. The Company believes that an ownership change limitation as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of its various historical financing transactions. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from June 2005 to the change in ownership date will be subject to annual limitations to offset future taxable income. The annual limitation may result in the expiration of the net operating losses and credits before utilization. As such, a portion of the Company’s net operating loss carryforwards may be limited.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due primarily to the Company’s history of operating losses, management is unable to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences, and accordingly has provided a valuation allowance against the entire net deferred tax assets and liabilities of approximately $47.0 million at December 31, 2020, reflecting an increase of approximately $2.4 million from December 31, 2019. During 2020, deferred tax assets and liabilities decreased $0.1 million related to the remeasurement of the deferred tax assets and liabilities as a result of a decrease in the effective state tax rate. The deferred tax assets are primarily comprised of net operating loss carryforwards and research and experimentation credit carryforwards. As of December 31, 2020, the Company has not performed an Internal Revenue Code Section 382 limitation study. Depending on the outcome of such a study, the gross amount of net operating losses recognizable in future tax periods could be limited. A limitation in the carryforwards would decrease the carrying amount of the gross amount of the net operating loss carryforwards, with a corresponding decrease in the valuation allowance recorded against these gross deferred tax assets.

Income tax benefit for the years ended December 31, 2020 and 2019 primarily were related to the reduction in the recorded valuation allowance as a result of the realization of research and experimentation credit carryforwards under the Protecting Americans from Tax Hikes Act of 2015, or PATH Act.  As of December 31, 2019, the Company has realized the full amount available under the PATH Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act changed net loss carryforward and back provisions and the business interest expense limitation. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material cash benefit to the Company.  Income tax benefit attributable to our loss from operations before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for 2020 and 2019, as a result of the following (in thousands):

	Years ended December 31,
	2020	2019
U.S. federal income tax benefit at statutory rates	$(2,047)	$(1,151)
State income tax benefit, net of federal benefit	(350)	(201)
Change in state tax rate	110	—
Research and experimentation credits	(191)	(31)
Deferred tax asset adjustment	3	3
Other	103	115
Change in valuation allowance	2,363	1,098
Income tax benefit	$(9)	$(167)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The income tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s net deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$44,142	$41,989
Charitable contribution carryforwards	433	439
Research and experimentation credits	1,860	1,668
Capitalized intangibles	416	387
Stock-based compensation	116	119
Depreciation and amortization	(5)	—
Accrued compensation	22	16
Lease liabilities	111	—
Other	—	9
Total deferred tax assets	47,095	44,627
Valuation allowance	(46,990)	(44,627)
Deferred tax assets, net of valuation allowance	105	—
Deferred tax liabilities:
Right-of-use asset	(105)	—
Net deferred tax liability	$—	$—

Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. Thus, the Company’s open tax years extend back to 2009. The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustment will result in a material adverse effect on the Company’s financial condition, result of operations, or cash flow. For the years ended December 31, 2020 and 2019, the Company has no reserve for uncertain tax positions. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the subsequent twelve months. In the event the Company concludes it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of other income and expense. No interest or penalties were recognized in the financial statements for the years ended December 31, 2020 and 2019.

(11) Subsequent Event

From January 1, 2021 through February 22, 2021, the Company issued additional Common Stock under the 2020 Sales Agreement, as discussed in Note 7. As of February 22, 2021, the Company has sold all shares available under its current prospectus to the Company’s registration statement on Form S-3 (No. 333-238067).

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

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making our assessment of internal control over financial reporting, we used the criteria issued in the report Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have concluded that our internal control over financial reporting was effective as of December 31, 2020 based on these criteria.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees as of March 1, 2021 are as follows:

Name	Age	Position
Dr. Michael R. Bristow	76	President and Chief Executive Officer and Class II Director (4)
Thomas A. Keuer	62	Chief Operating Officer
Christopher D. Ozeroff	62	Secretary, Senior Vice President and General Counsel
Brian L. Selby	59	Vice President, Finance and Chief Accounting Officer
Dr. Linda Grais (1) (2)*	64	Class I Director (4)
Dr. Raymond L. Woosley (2) (3)*	78	Class III Director (4)
Mr. Robert E. Conway (1)* (2)	67	Class II Director (4)
Mr. Dan J. Mitchell (1) (3)	63	Class III Director (4)
Dr. Anders Hove (3)	55	Class I Director (4)

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

Linda Grais, M.D. Dr. Grais has served as a member of the Board of Directors since May 2007. Dr. Grais has been a director of Ocera Therapeutics, Inc., a public biopharmaceutical company, since January 2008 and became President and Chief Executive Officer of Ocera in June 2012, and served in that role until Ocera’s acquisition by Mallinckrodt Pharmaceuticals in December 2017. Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm from May 2005 until February 2011. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company. Prior to that, she was a corporate attorney at Wilson Sonsini Goodrich & Rosati, where she practiced in such areas as venture financings, public offerings and strategic partnerships. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, magna cum laude, and Phi Beta Kappa, an M.D. from Yale Medical School and a J.D. from Stanford Law School. Since September 2015, Dr. Grais has served on the board of PRA Health Sciences, a public contract research organization. Dr. Grais also joined the boards of Corvus Pharmaceuticals and Zosano Pharma Corp., both publicly traded pharmaceutical companies, in January 2019, and the board of Deerfield Healthcare Technology Acquisitions Corp., a publicly traded special purpose acquisition company, in June 2020. We believe Dr. Grais is an appropriate member of the Board of Directors because of her diverse training and experience as both a medical doctor and a lawyer, her experience as a founder and senior executive of a pharmaceutical company, and her experience as an investor in new life sciences companies. She also has extensive experience with and knowledge of the Company's business from her service on the Board of Directors of the Company since 2007.

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

Robert E. Conway Mr. Conway was appointed to the Board of Directors in September 2013, and has served as the Chairman of our Board of Directors since 2014. Mr. Conway served as the Chief Executive Officer and member of the board of directors of Array Biopharma, a publicly traded biopharmaceutical company, from 1999 to 2012. Prior to joining Array, Mr. Conway was the Chief Operating Officer and Executive Vice President of Hill Top Research, Inc., from 1996 to 1999. From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. including Corporate Vice President and General Manager of Corning Hazleton, Inc., a contract research organization. From 2004 to 2013, he served on the board of directors of PRA International, Inc., which was a public company for a portion of his tenure there, from 2012 to the present, he has served on the board of directors of eResearch Technology, Inc., a private company, and from 2015 to July 2017, he has served on the board of directors of Nivalis Therapeutics, Inc. a public, clinical stage pharmaceutical company. In July 2017, Nivalis Therapeutics, Inc. combined with Alpine Immune Sciences, Inc., a public, clinical stage pharmaceutical company, and Mr. Conway continues to serve on the board of directors following such combination. In addition, Mr. Conway is a member of the Strategic Advisory Committee of Genstar Capital, LLC and is a member of the board of directors of Signant Health and Adverra, Inc. Mr. Conway received a B.S. in accounting from Marquette University in 1976. We believe Mr. Conway is an appropriate member of the Board of Directors given his experience and expertise in the pharmaceutical industry, in pharmaceutical development and clinical trials, and in corporate finance, governance, accounting and public company compliance.

Dan J. Mitchell Mr. Mitchell was appointed to the Board of Directors in February 2014. He founded, and was a manager of Sequel Venture Partners, L.L.C., a venture capital firm formed in January 1997. Prior to founding Sequel Venture Partners, Mr. Mitchell was a founder of Capital Health Venture Partners, a health care focused venture capital firm, where he was a General Partner from October 1986 until 2006, and he was in the Venture Capital Division of the Trust Department of the First National Bank of Chicago from 1983 to 1985. He currently serves on the board of directors of several private companies. Mr. Mitchell holds a B.S. from the University of Illinois and an M.B.A. from the University of California at Berkeley. We believe Mr. Mitchell is an appropriate member of the Board of Directors given his expertise and experience in the pharmaceutical industry, pharmaceutical development, and in corporate finance and governance.

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

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Election of Board of Directors

Directors are elected by a plurality of the votes of the holders of shares present in person or represented by proxy and entitled to vote on the election of directors at our annual stockholders’ meetings. The Company’s Amended and Restated Certificate of Incorporation, as amended, provides that the Board of Directors is divided into three classes to provide for staggered terms and that each director will serve for a term of three years or less, depending on the class to which the Board of Directors has assigned a director not previously elected by the stockholders. There are currently two Class III directors whose terms expire at the annual meeting in 2021, two Class I directors whose terms expire at the annual stockholders’ meeting in 2022 and two Class II directors whose terms expire at the annual stockholders’ meeting in 2023. The two Class III directors, Dr. Raymond L. Woosley and Mr. Dan J. Mitchell, are currently scheduled for re-election to the Board of Directors at the 2021 annual stockholders’ meeting, for a three-year term ending on the date of the annual meeting in 2024 or until their successors are duly elected and qualified or appointed.

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

Audit Committee

The Audit Committee of the Board of Directors, or the Audit Committee, was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the company and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. As of December 31, 2020, the Audit Committee was composed of three directors: Mr. Conway (chair), Mr. Mitchell and

Dr. Grais. The Audit Committee met four times during the fiscal year. The Board of Directors has adopted a written charter of the Audit Committee that is available to stockholders on the Company’s website at www.arcabio.com.

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

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2020, with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Mr. Robert Conway

Mr. Dan Mitchell

Dr. Linda Grais

Compensation Committee

The Compensation Committee of the Board of Directors, or the Compensation Committee, is currently composed of three directors: Mr. Conway, Dr. Grais (chair) and Dr. Woosley. All members of the Compensation Committee are independent, as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards. The Compensation Committee met two times during the fiscal year. The Compensation Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets, as it deems appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. In general, the Compensation Committee has set executive compensation to be in line with peer companies identified by the Compensation Committee and to incentivize the Company’s executive officers in achieving the Company’s short- and long-term corporate goals. During 2019, no meetings of the Compensation Committee were held, as there were no material changes to the Company’s compensation practices in 2020.

In 2020, the Compensation and Nominating and Corporate Governance Committees of the Company reviewed the Company’s current employee and director compensation, including the Company’s 2013 Equity Incentive Plan. As part of this review, the Committees considered certain changes to the ARCA 2013 Equity Incentive Plan that were included in the 2020 ARCA Equity Incentive Plan. Both Committees recommended approval of the 2020 ARCA Equity Incentive Plan, and the Plan was subsequently approved by the Board of Directors and the Company’s stockholders on December 10, 2020.

The current compensation for the Named Executive Officers was set by the Compensation Committee and the Board in 2017. In 2017, the Compensation Committee recommended, and the Board of Directors approved, a base salary of $304,219 for Dr. Bristow, the Company’s President and Chief Executive Officer, a base salary of $303,000 for Mr. Keuer, the Company’s Chief Operating Officer, and a base salary of $297,343 for Mr. Ozeroff, the Company’s Senior Vice President and General Counsel. There were no changes made by the Compensation Committee to the Named Executive Officers’ salaries for 2018 or 2019. Additionally, the Compensation Committee recommended that no bonuses be paid to the Named Executive Officers for performance in the fiscal year ended December 31, 2018 and did not approve a cash bonus plan for performance in the fiscal year ended December 31, 2019.

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

On August 3, 2020, the Board of Directors approved revisions to the base salary amounts of the Named Executive Officers to return them to the salary amounts in effect prior to the voluntary salary reduction in 2019. As a result, the base salary rate paid to the Named Executive Officers for the remainder of 2020 was as follows:

•	Michael R. Bristow, President and Chief Executive Officer, $304,219;
•	Thomas A. Keuer, Chief Operating Officer, $303,000; and

• Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $297,343.

On December 21, 2020, the Compensation Committee approved the following base salary compensation and target bonus percentages for the named executive officers and principal financial officer for the 2021 fiscal year:

•	Michael R. Bristow, President and Chief Executive Officer, $345,000 base salary and target bonus of 50% of base salary;
•	Thomas A. Keuer, Chief Operating Officer, $340,000 base salary and target bonus of 40% of base salary;
•	Christopher D. Ozeroff, Secretary, Senior Vice President and General Counsel, $304,000 base salary and target bonus of 35% of base salary; and
•	Brian L. Selby, Vice President, Finance, $270,000 base salary and target bonus of 30% of base salary.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, or the Nominating and Corporate Governance Committee, is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board of Directors), reviewing and evaluating incumbent directors, recommending to the Board of Directors candidates for election to the Board of Directors, making recommendations to the Board of Directors regarding compensation for service on the Board of Directors and the committees thereof, making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, assessing the performance of the Board of Directors and developing a set of corporate governance principles for the Company. The Nominating and Corporate Governance Committee is composed of three directors: Dr. Hove, Mr. Mitchell and Dr. Woosley (chair). All members of the Nominating and Corporate Governance Committee in 2020 were independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met two times during the 2020 fiscal year. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on the Company’s website at www.arcabio.com.

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

In 2020, the Nominating and Corporate Governance Committee (together with the Compensation Committee) engaged a consultant to evaluate the current compensation of the Company’s non-employee directors and make recommendations to the Nominating and Corporate Governance Committee. The changes made as a result of this evaluation are discussed in “Director Compensation” below.

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

In 2020, the Nominating and Corporate Governance Committee did not pay any fees to assist in the process of identifying or evaluating director candidates.

Stockholder Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by e-mail by using the following email address: directors@arcabio.com; or by mail by following the directions as set forth on ARCA’s website at www.arcabio.com, under the section titled “Corporate Governance” and the subsection titled “Governance Documents”. Communications sent in accordance with this process will be transmitted by the Company to the appropriate Board members.

Item 11. Executive Compensation

Executive Compensation

The following table shows for the fiscal years ended December 31, 2020 and December 31, 2019, compensation awarded to, paid to, or earned by the Company’s principal executive officer and its two most highly compensated executive officers as of December 31, 2020, collectively, the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael R. Bristow President and Chief Executive Officer	2020	286,083	619,976	144,000	11,528	1,061,587
	2019	284,328	—	—	11,823	296,151
Thomas A. Keuer Chief Operating Officer	2020	284,937	228,412	98,000	19,675	631,024
	2019	283,189	—	—	20,833	304,022
Christopher D. Ozeroff Secretary, Senior Vice President and General Counsel	2020	279,617	179,467	84,000	12,764	555,848
	2019	277,901	—	—	12,256	290,157

(1)

The amounts reported under “Salary” in the above table represent the actual amounts paid during the calendar year, and thus the 2020 salary amounts reflect the restored amounts commencing in August 2020 and the 2019 salary amounts reflect the voluntary 10% salary reduction commencing in May 2019, as described below. Because the Company’s actual pay dates do not always coincide with the first and last days of the year, these amounts may differ from the base salary amounts authorized by the Company’s Board of Directors.

(2)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures.  The vesting schedule for options included in the above table are included in the table of “Outstanding Equity Awards at Fiscal Year End” below. The value of stock option awards was estimated using the Black-Scholes option-pricing model.  The valuation assumptions used in the valuation of option grants may be found in Note 8 to the Company’s financial statements included in this annual report on Form 10-K for the year ended December 31, 2020.

(3)

Represents cash bonuses earned under the 2020 Bonus Plan.  Cash bonuses earned and reported above in 2020 were paid in 2021.  No 2019 cash bonus plan was adopted for the 2019 fiscal year.  See “Executive Compensation” for descriptions of the 2020 Bonus Plan.

(4)	Represents 401(k) Company match, Health Savings Account contributions by the Company, group term life premiums, cell phone reimbursements and airline club dues.

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

In 2019, there were no changes to the previously approved base salary of $304,219 for Dr. Bristow. In May 2019, Dr. Bristow agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary paid to Dr. Bristow for the remainder of 2019 was $273,797. The forgone portion of any of Dr. Bristow’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amount shall be included in Dr. Bristow’s base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of his employment agreement with the Company. The Company did not put in place a bonus plan for its Named Executive Officers for services in 2019.

On August 3, 2020, the Board of Directors approved revisions to the base salary amounts of the Named Executive Officers to return them to the salary amounts in effect prior to the voluntary salary reduction in 2019. As a result, the base salary rate paid to Dr. Bristow for the remainder of 2020 was $304,219.

On December 21, 2020, the Compensation Committee approved a base salary of $345,000 and target bonus percentage of 50% of base salary for Dr. Bristow for the 2021 fiscal year.

On January 29, 2021, the Compensation Committee approved a cash bonus of $144,000 for Dr. Bristow. The cash bonus was earned under the 2020 Bonus Plan for services rendered in 2020. See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2020 Bonus Plan.

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

In 2019, there were no changes to the previously approved base salary of $303,000 for Mr. Keuer. In May 2019, Mr. Keuer agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary paid to Mr. Keuer for the remainder of 2019 was $272,700. The forgone portion of any of Mr. Keuer’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amount shall be included in Mr. Keuer base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of his employment agreement with the Company. The Company did not put in place a bonus plan for its Named Executive Officers for services in 2019.

On August 3, 2020, the Board of Directors approved revisions to the base salary amounts of the Named Executive Officers to return them to the salary amounts in effect prior to the voluntary salary reduction in 2019. As a result, the base salary rate paid to Mr. Keuer for the remainder of 2020 was $303,000.

On December 21, 2020, the Compensation Committee approved a base salary of $340,000 and target bonus percentage of 40% of base salary for Mr. Keuer for the 2021 fiscal year.

On January 29, 2021, the Compensation Committee approved a cash bonus of $98,000 for Mr. Keuer. The cash bonus was earned under the 2020 Bonus Plan for services rendered in 2020. See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2020 Bonus Plan.

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

In 2019, there were no changes to the previously approved base salary of $297,343 for Mr. Ozeroff. In May 2019, Mr. Ozeroff agreed to a voluntary 10% salary reduction for the remainder of 2019. As a result of this reduction, the base salary paid to Mr. Ozeroff for the remainder of 2019 was $267,609. The forgone portion of any of Mr. Ozeroff’s salary shall not be paid without the prior approval of the Board of Directors, provided, that such forgone amount shall be included in Mr. Ozeroff’s base salary for purposes of calculating any severance amounts which may be owed in the future under the terms of his employment agreement with the Company. The Company did not put in place a bonus plan for its Named Executive Officers for services in 2019.

On August 3, 2020, the Board of Directors approved revisions to the base salary amounts of the Named Executive Officers to return them to the salary amounts in effect prior to the voluntary salary reduction in 2019. As a result, the base salary rate paid to Mr. Ozeroff for the remainder of 2020 was $297,343.

On December 21, 2020, the Compensation Committee approved a base salary of $304,000 and target bonus percentage of 35% of base salary for Mr. Ozeroff for the 2021 fiscal year.

On January 29, 2021, the Compensation Committee approved a cash bonus of $84,000 for Mr. Ozeroff. The cash bonus was earned under the 2020 Bonus Plan for services rendered in 2020. See “Non-Equity Incentive Plan Compensation” below for descriptions of the 2020 Bonus Plan.

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

2020 Cash Bonus Plan

On January 29, 2021, the Compensation Committee approved cash bonuses for certain employees. The cash bonuses were paid in 2021for performance in 2020, including attainment of the Company’s 2020 Goals under its 2020 Cash Bonus Plan (the “2020 Goals”), as determined by the Compensation Committee. The 2020 bonuses were based on the Board of Directors’ determination with respect to the Company’s achievement of the 2020 Goals.

The 2020 Goals were based on (1) obtaining additional financing (2) rNAPc2 (AB201) IND approval, and (3) enrollment of rNAPc2 (AB201) clinical trial.

In order to conserve cash, the Compensation Committee and Board of Directors did not approve a bonus structure for 2019. As such, the Company did not pay any cash bonuses to its Named Executive Officers in 2020 for performance in the 2019 fiscal year. Due to the fact that no bonus plans were put in place in 2019, the Board of Directors also did not approve any bonus-related corporate goals for 2019.

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

Outstanding Equity Awards at Fiscal year end

The following table shows for the fiscal year ended December 31, 2020, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

A description of the equity incentive plans we maintain is set forth in Note 8 to the Company’s financial statements included in this Annual Report on Form 10-K.

	Option Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option Exercise	Option
Name	Options (#) Exercisable	Options (#)Unexercisable	Price ($)	Expiration Date
Michael R. Bristow, President and Chief Executive Officer	39	—	1,693.44	5/20/2021
	1,563	—	173.88	9/16/2023
	681	—	173.88	9/16/2023
	408	—	245.70	2/26/2024
	205	—	84.42	2/11/2025
	1,511	—	59.40	6/8/2026
	2,333	—	45.00	2/15/2027
	—	190,000 (1)(2)	4.27	12/21/2030
Thomas A. Keuer, Chief Operating Officer	26	—	1,693.44	5/20/2021
	265	—	173.88	9/16/2023
	79	—	195.30	10/14/2023
	83	—	245.70	2/26/2024
	108	—	84.42	2/11/2025
	866	—	59.40	6/8/2026
	1,400	—	45.00	2/15/2027
	—	70,000 (1)(2)	4.27	12/21/2030
Christopher Ozeroff, Secretary, Senior Vice President and General Counsel	26	—	1,693.44	5/20/2021
	338	—	173.88	9/16/2023
	83	—	245.70	2/26/2024
	102	—	84.42	2/11/2025
	822	—	59.40	6/8/2026
	1,333	—	45.00	2/15/2027
	—	55,000 (1)(2)	4.27	12/21/2030

(1) Options vest in 48 monthly installments measured from December 21, 2020.

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

Director Compensation

The following table shows for the fiscal year ended December 31, 2020, certain information with respect to the compensation of all non-employee directors of the Company:

Director Compensation (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Linda Grais, M.D. (3)	52,500	—	—	—	52,500
Raymond L. Woosley, M.D. (4)	50,000	—	—	—	50,000
Robert E. Conway (5)	80,000	—	—	—	80,000
Dan J. Mitchell (6)	47,500	—	—	—	47,500
Anders Hove (7)	40,000	—	—	—	40,000

(1)

Dr. Bristow, our President and Chief Executive Officer, was also a director during the year ended December 31, 2020, but did not receive any additional compensation for his service as a director. Dr. Bristow’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

(2)	There were no annual option grants made to directors during 2020.
(3)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020, for Dr. Grais was 1,654, of which all shares were fully vested.
(4)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020, for Dr. Woosley was 1,611, of which all shares were fully vested.
(5)

The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020, for Mr. Conway, Chairman of the Board of Directors, was 1,604, of which all shares were fully vested.

(6)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020, for Mr. Mitchell was 1,577, of which all shares were fully vested.
(7)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020, for Dr. Hove was 999, of which all shares were fully vested.

In 2016, the Company revised its compensation plan for non-employee directors to provide that non-employee directors will be compensated for their service on the Board of Directors, as follows:

•	Each non-employee director will receive an annual retainer fee of $35,000;
•

As additional compensation for their services, each non-employee director will receive (i), upon joining the Board of Directors, an initial option grant to purchase 556 shares of the Company’s Common Stock under the ARCA 2020 Equity Incentive Plan, or the 2020 Plan and (ii), on an annual basis, an annual option grant to purchase 444 shares of the Company’s Common Stock under the 2020 Plan;

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

In an effort to conserve shares available for future issuance under the Amended and Restated ARCA 2013 Equity Incentive Plan, the Board of Directors chose not to award annual option grants to directors during 2019.

At the January 12, 2021 meeting of the Compensation Committee, the Company’s non-employee directors were awarded stock option grants. Mr. Mitchell, Dr. Grais, Dr. Woosley, Mr. Conway and Dr. Hove each were granted options to purchase 12,000 shares of Common Stock under the 2020 Plan vesting over three years. The purchase price for the options issued on January 12, 2021, was $4.31 per share, which was equal to the closing price of the Company’s Common Stock on Nasdaq on the date of the grant. If the non-employee director’s service terminates in connection with or at any time following a change in control, then any unexpired options that remain unvested shall become fully vested. Also, beginning in 2021, the non-employee director annual retainer fee increased from $35,000 to $40,000 and the Chairman of the Board of Directors additional annual retainer fee increased from $25,000 to $30,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020, for all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in

Plan Category	(a)	($) (b)	Column(a)) (c)
Equity compensation plans approved by security holders	531,238	8.71	636,347
Equity compensation plans not approved by security holders	—	—	—
Total	531,238	8.71	636,347

On December 10, 2020, our stockholders approved the ARCA biopharma, Inc. 2020 Equity Incentive Plan, or the 2020 Plan, at the Company’s 2020 annual meeting of stockholders. The 2020 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2013 Equity Incentive Plan, or the 2013 Plan. A description of the 2020 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The 2020 Plan only has options outstanding as of December 31, 2020, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

On September 17, 2013, our stockholders approved the 2013 Plan at the Company’s 2013 annual meeting of stockholders. The 2013 Plan is the successor to the Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan, or the 2004 Plan. On June 9, 2016, our stockholders approved the Amended 2013 Plan. A description of the 2013 Plan and the Amended 2013 Plan is set forth in Note 8 to the Company’s financial statements included in this annual report on Form 10-K. The Amended 2013 Plan only has options outstanding as of December 31, 2020, no warrants or rights are outstanding under this plan; therefore, all values in the above table relate solely to the outstanding options.

Compensation Risks

We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm the value or reward poor judgment by our executives. We believe several features of our programs reflect sound risk management practices. We believe we have allocated compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. The multi-year vesting of equity awards properly accounts for the time horizon of risk. In 2019, in an effort to conserve cash, compensation was allocated only to base salary. Furthermore, the Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking on an annual basis.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of March 1, 2021, by: (i) each director, (ii) each of our named executive officers, (iii) all executive officers and directors of the Company as a group and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o ARCA biopharma, Inc., 10170 Church Ranch Way, Suite 100, Westminster, Colorado, 80021.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentages below are based on 14,410,143 shares of our Common Stock outstanding as of March 1, 2021.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Michael R. Bristow, M.D., Ph.D. (1)	27,382	*
Thomas A. Keuer (2)	9,391	*
Christopher D. Ozeroff (3)	8,258	*
Linda Grais, M.D. (4)	2,988	*
Robert E. Conway (5)	32,938	*
Raymond L. Woosley (6)	2,945	*
Dan J. Mitchell (7)	3,522	*
Anders Hove, M.D. (8)	2,333	*
All current directors and executive officers as a group (9 persons) (9)	96,895	*

*	Represents beneficial ownership of less than 1% of our Common Stock.

(1)

Includes the following (i) 1,109 shares owned by Investocor Trust: Dr. Bristow is the sole trustee of Investocor Trust; (ii) 1,414 shares owned by NFS as Custodian for Michael Bristow’s IRA; and (iii) options to purchase 22,574 shares that are exercisable within 60 days of March 1, 2021.

(2)	Includes options to purchase 8,661 shares that are exercisable within 60 days of March 1, 2021.
(3)	Includes options to purchase 7,288 shares that are exercisable within 60 days of March 1, 2021.
(4)	Includes options to purchase 2,988 shares that are exercisable within 60 days of March 1, 2021.
(5)	Includes options to purchase 2,938 shares that are exercisable within 60 days of March 1, 2021.
(6)	Includes options to purchase 2,945 shares that are exercisable within 60 days of March 1, 2021.
(7)	Includes options to purchase 2,911 shares that are exercisable within 60 days of March 1, 2021.
(8)	Includes options to purchase 2,333 shares that are exercisable within 60 days of March 1, 2021.
(9)

See Notes (1) through (8) above. Also, includes additional options to purchase 7,138 shares that are exercisable within 60 days of March 1, 2021 beneficially owned by our executive officers not listed by name in the table above.

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

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2019, or any currently proposed transaction, in which we were or are a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for 2020 and 2019, and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements disclosed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

Transactions With the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with the academic research laboratory of Dr. Bristow, the Company’s President and Chief Executive Officer, at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the years ended December 31, 2020 and 2019 was approximately $356,000 and $286,000, respectively.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed, or expected to be billed, to us for the fiscal years ended December 31, 2020 and December 31, 2019, by KPMG LLP, our independent registered public accounting firm.

	Fiscal Year Ended 2020	Fiscal Year Ended 2019
Audit Fees (1)	$220,106	$179,048
Audit-related Fees (2)	2,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$222,106	$179,048

(1)

Audit Fees include fees for the (i) audit of the financial statements included in our Form 10-K for our fiscal years ended December 31, 2020, and December 31, 2019, (ii) review of interim financial statements included on Forms 10-Q and (iii) attest, consent and review services normally provided by the accountant in connection with SEC filings.

(2)	Audit-related Fees include fees for accounting consultations.

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

     The Audit Committee pre-approved all audit related services rendered in 2020 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
1.	Financial statements filed as part of this Report are listed under Part II, Item 8, page 53 of this Annual Report on Form 10‑K.
2.

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Form of Common Stock Certificate.	8-K	1/28/2009	4.1
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
4.3	Form of Warrants to Purchase Shares of Common Stock.	8-K	1/23/2013	4.1
4.4	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.1
4.5	Form of Warrant to Purchase shares of Common Stock.	8-K	6/11/2015	4.2
4.6	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.7	Description of Registered Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2020).	10-K	2/18/2020	4.7
10.1§	License and Sublicense Agreement, dated October 28, 2003, by and between ARCA Discovery, Inc. and CPEC, L.L.C.	10-Q	5/15/2009	10.1
10.2	Amendment to License and Sublicense Agreement, dated February 22, 2006, by and between ARCA Discovery, Inc. and CPEC L.L.C.	10-Q	5/15/2009	10.2
10.3†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Partial Acceleration Stock Option Agreement.	10-K	3/27/2009	10.34
10.4†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of No Acceleration Stock Option Agreement.	10-K	3/27/2009	10.35
10.5†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Director Stock Option Agreement.	10-K	3/27/2009	10.36
10.6†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Grant of Stock Option.	10-K	3/27/2009	10.37

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.7†	ARCA biopharma, Inc. 2004 Equity Incentive Plan (f/k/a Nuvelo, Inc. 2004 Equity Incentive Plan), Form of Notice of Director Grant of Stock Option.	10-K	3/27/2009	10.38
10.8†	Amended and Restated Employment and Retention Agreement, dated June 4, 2008, by and between ARCA biopharma, Inc. and Michael R. Bristow.	10-K	3/27/2009	10.43
10.9	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.46
10.10†	Amended and Restated Employment Agreement, dated June 12, 2008, by and between ARCA biopharma, Inc. and Christopher D. Ozeroff.	10-K	3/27/2009	10.45
10.11	Assignment and Assumption Agreement, dated January 26, 2009, by and between ARCA biopharma, Inc. and ARCA biopharma Colorado, Inc.	10-K	3/27/2009	10.48
10.12†	Amended and Restated ARCA biopharma, Inc. 2004 Equity Incentive Plan.	10-Q/A	8/21/2009	10.1
10.13†	Form of Option Amendment pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan and ARCA biopharma, Inc. 2004 Stock Option Plan (change of control).	10-Q	8/10/2009	10.5
10.14†	Form of Option Agreement and Grant Notice pursuant to ARCA biopharma, Inc. 2004 Equity Incentive Plan (NDA/change of control acceleration).	10-Q	8/10/2009	10.6
10.15	Form of Indemnification Agreement between ARCA biopharma, Inc. and its directors and officers.	10-K	3/27/2009	10.52
10.16	Form of Subscription Agreement.	8-K	4/18/2011	10.1
10.17	Capital on DemandTM Sales Agreement, dated January 11, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/11/2017	10.1
10.18	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated August 21, 2017, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	8/21/2017	10.1
10.19	Amendment No. 2 to Capital on DemandTM Sales Agreement, dated January 25, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	1/25/2019	10.1
10.20	Amendment No. 3 to Capital on DemandTM Sales Agreement, dated March 11, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	3/11/2019	10.1
10.21	Amendment No. 4 to Capital on DemandTM Sales Agreement, dated May 9, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/9/2019	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.22	Amendment No. 5 to Capital on DemandTM Sales Agreement, dated May 20, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	5/20/2019	10.1
10.23	Amendment No. 6 to Capital on DemandTM Sales Agreement, dated June 28, 2019, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	10.1
10.24	Amendment No. 7 to Capital on DemandTM Sales Agreement, dated July 2, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/2/2020	10.1
10.25	Amendment No. 8 to Capital on DemandTM Sales Agreement, dated July 14, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/14/2020	10.1
10.26	Capital on DemandTM Sales Agreement, dated July 22, 2020, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	7/22/2020	10.1
10.27§	Amended and Restated Exclusive License Agreement, dated August 12, 2011, by and between the Regents of the University of Colorado and ARCA biopharma, Inc.	10-Q	8/15/2011	10.5
10.28	Form of Subscription Agreement.	8-K	12/22/2011	10.1
10.29	Form of Registration Rights Agreement.	8-K	12/22/2011	10.2
10.30	Form of Subscription Agreement.	8-K	8/3/2012	10.1
10.31	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated October 22, 2012.	8-K	10/23/2012	10.1
10.32	Form of Registration Rights Agreement.	8-K	10/23/2012	10.2
10.33	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated December 18, 2012.	8-K	12/19/2012	10.1
10.34	Form of Registration Rights Agreement.	8-K	12/19/2012	10.2
10.35	Form of Amendment to the Registration Rights Agreement, dated December 18, 2012.	8-K	12/19/2012	10.3
10.36	Form of Subscription Agreement by and among the Company and the purchasers identified therein, dated January 22, 2013.	8-K	1/23/2013	10.1
10.37	Form of Registration Rights Agreement.	8-K	1/23/2013	10.2
10.38	Subscription Agreement.	8-K	2/1/2013	10.1
10.39	Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 21, 2014.	8-K	2/4/2014	1.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.39(a)	Amendment No. 1 Placement Agency Agreement by and between ARCA biopharma, Inc. and Dawson James Securities, Inc., dated January 31, 2014.	8-K	2/4/2014	1.2
10.40	Securities Purchase Agreement by and among the Company and the purchasers identified therein, dated June 10, 2015.	8-K	6/11/2015	10.1
10.41	Form of Stock Purchase Agreement between the Company and the Purchasers, dated as of June 2, 2020.	8-K	6/3/2020	10.1
10.42	Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective August 1, 2013.	8-K	8/6/2013	10.1
10.43	Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and Circle Point Properties, LLC, effective March 2, 2016.	8-K	3/7/2016	10.1
10.44	Second Amendment to Office Lease Agreement by and between ARCA biopharma, Inc. and CIO Circle Point Limited Partnership, dated October 10, 2019.	10-Q	11/6/2019	10.1
10.45	Third Amendment to Office Lease Agreement, effective February 24, 2020, between ARCA biopharma, Inc. and CIO Circle Point, Limited Partnership.	8-K	3/4/2020	10.1
10.46	Office Lease Agreement, effective August 7, 2020, between ARCA biopharma, Inc. and Potens Partners LLC.	8-K	8/31/2020	10.1
10.47†	Amendment Agreement by and between ARCA biopharma, Inc. and Michael R. Bristow, effective as of June 13, 2013.	10-Q	8/13/2013	10.6
10.48†	Amendment Agreement by and between ARCA biopharma, Inc. and Christopher Ozeroff, effective as of June 13, 2013.	10-Q	8/13/2013	10.8
10.49†	ARCA biopharma, Inc. 2013 Equity Incentive Plan.	8-K	9/23/2013	10.1
10.50†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.2
10.51†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.3
10.52†	Form of Stock Option Agreement and Option Grant Notice under 2013 Equity Incentive Plan (Director).	8-K	9/23/2013	10.4
10.53†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Standard).	8-K	9/23/2013	10.5
10.54†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2013 Equity Incentive Plan (Officer).	8-K	9/23/2013	10.6
10.55†	Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Brian Selby.	8-K/A	12/30/2014	10.1
10.56†	Amended and Restated Employment Agreement, dated December 29, 2014, by and between ARCA biopharma, Inc. and Thomas A. Keuer.	8-K/A	12/30/2014	10.2
10.57†	ARCA biopharma, Inc. 2020 Equity Incentive Plan.	8-K	12/10/2020	10.1

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
10.58†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.1
10.59†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.2
10.60†	Form of Stock Option Agreement and Option Grant Notice under 2020 Equity Incentive Plan (Director).	8-K	12/23/2020	10.3
10.61†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Standard).	8-K	12/23/2020	10.4
10.62†	Form of Restricted Stock Unit Award Agreement and Notice of Grant Award under 2020 Equity Incentive Plan (Officer).	8-K	12/23/2020	10.5
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

§	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCA biopharma, Inc.

By:	/S/ BRIAN L. SELBY
Brian L. Selby Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2021

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

Signature	Title	Date
/S/ Michael R. Bristow	President and Chief Executive	March 18, 2021
Michael R. Bristow	Officer and Director (Principal Executive Officer)
/S/ Brian L. Selby	Vice President, Finance	March 18, 2021
Brian L. Selby	(Principal Financial Officer and Principal Accounting Officer)
/S/ Linda Grais	Director	March 18, 2021
Linda Grais
/s/ Raymond Woosley	Director	March 18, 2021
Raymond Woosley
/s/ Robert Conway	Director	March 18, 2021
Robert Conway
/s/ Daniel Mitchell	Director	March 18, 2021
Daniel Mitchell
/s/ Anders Hove	Director	March 18, 2021
Anders Hove