Form 10-Q
period 2021-03-31
ARCA biopharma, Inc.
filed 2021-05-11
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On May 10, 2021: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,933	$49,071
Other current assets	1,797	897
Total current assets	68,730	49,968
Right-of-use asset - operating	414	428
Property and equipment, net	27	21
Other assets	12	12
Total assets	$69,183	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578	$1,773
Accrued compensation and employee benefits	255	815
Accrued expenses and other liabilities	1,047	911
Total current liabilities	2,880	3,499
Operating lease liability, net of current portion	394	409
Total liabilities	3,274	3,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at March 31, 2021 and December 31, 2020; 14,410,143 and 9,548,150 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	14	10
Additional paid-in capital	224,149	200,665
Accumulated deficit	(158,254)	(154,154)
Total stockholders’ equity	65,909	46,521
Total liabilities and stockholders’ equity	$69,183	$50,429

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$2,876	$365
General and administrative	1,226	975
Total costs and expenses	4,102	1,340
Loss from operations	(4,102)	(1,340)

Interest and other income	2	24
Interest expense	—	(4)
Net loss	$(4,100)	$(1,320)

Net loss per share:
Basic and diluted	$(0.33)	$(0.83)
Weighted average shares outstanding:
Basic and diluted	12,356,928	1,594,070

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2019	1,594,070	$2	$152,024	$(144,416)	$7,610
Share-based compensation	—	—	16	—	16
Net loss	—	—	—	(1,320)	(1,320)
Balance, March 31, 2020	1,594,070	2	152,040	(145,736)	6,306
Issuance of common stock and exercise of prefunded warrants for cash, net of offering costs	673,500	—	5,297	—	5,297
Share-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,302)	(1,302)
Balance, June 30, 2020	2,267,570	2	157,341	(147,038)	10,305
Issuance of common stock for cash, net of offering costs	7,018,054	7	42,129	—	42,136
Share-based compensation	—	—	5	—	5
Net loss	—	—	—	(1,991)	(1,991)
Balance, September 30, 2020	9,285,624	9	199,475	(149,029)	50,455
Issuance of common stock for cash, net of offering costs	262,526	1	1,172	—	1,173
Share-based compensation	—	—	18	—	18
Net loss	—	—	—	(5,125)	(5,125)
Balance, December 31, 2020	9,548,150	10	200,665	(154,154)	46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(4,100)	(4,100)
Balance, March 31, 2021	14,410,143	$14	$224,149	$(158,254)	$65,909

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,100)	$(1,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	3
Amortization of right-of-use asset - operating	14	22
Share-based compensation	141	16
Change in operating assets and liabilities:
Other current assets	(840)	(75)
Accounts payable	56	(293)
Accrued compensation and employee benefits	(560)	60
Accrued expenses and other liabilities	61	(99)
Net cash used in operating activities	(5,225)	(1,686)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(3)
Net cash used in investing activities	(6)	(3)
Cash flows from financing activities:
Proceeds from the issuance of common stock	24,070	—
Common stock offering costs	(977)	—
Net cash provided by financing activities	23,093	—
Net increase (decrease) in cash and cash equivalents	17,862	(1,689)
Cash and cash equivalents, beginning of period	49,071	8,363
Cash and cash equivalents, end of period	$66,933	$6,674
Supplemental cash flow information:
Interest paid	$—	$—
Income tax refund received	$—	$—
Supplemental disclosure of noncash investing and financing transactions:
Purchases of property and equipment in accounts payable	$3	$—
Vendor finance agreement	$—	$408
Leased assets obtained in exchange for operating lease liabilities	$—	$49

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

The Company believes that its current cash and cash equivalents as of March 31, 2021 will be sufficient to fund its operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

●	the costs and timing for the potential additional clinical trials in order to gain possible regulatory approval for rNAPc2, Gencaro or any other product candidate;
●	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;
●	the Company’s ability to retain the listing of its common stock on the Nasdaq Capital Market;
●	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID-19 pandemic;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the terms and conditions of the Company’s existing collaborative and licensing agreements.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full year ending December 31, 2021.  The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing rNAPc2 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three months ended March 31, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s March 31, 2021 and December 31, 2020 balance sheets.

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

Because the Company reported a net loss for the three months ended March 31, 2021 and 2020, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented.  Such potentially dilutive shares of common stock consist of the following:

	March 31,
	2021	2020
Potentially dilutive securities, excluded:
Outstanding stock options	596,497	30,890
Warrants to purchase common stock	133,401	133,401
	729,898	164,291

(3) Fair Value Disclosures

There were no marketable securities as of March 31, 2021 or December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the Company had $66.9 million and $49.1 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the three-month period ended March 31, 2021.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	March 31, 2021	December 31, 2020
Computer equipment	3 years	$37	$31
Lab equipment	5 years	146	146
Furniture and fixtures	5 years	38	38
Computer software	3 years	59	56
		280	271
Accumulated depreciation and amortization		(253)	(250)
Property and equipment, net		$27	$21

For the three months ended March 31, 2021 and 2020, depreciation and amortization expense was $3,000 and $3,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the three months ended March 31, 2021 and 2020 was $107,000 and $70,000 respectively.

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

Future minimum commitments due under the October 2020 Lease agreement as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$64
2022	88
2023	90
2024	93
2025	96
Thereafter	125
Total remaining lease payments	556
Less: imputed lease interest	(106)
Less: Current portion	(56)
Operating lease liability, net of current portion	$394

Rent expense, which is included in general and administrative expense, for the three months ended March 31, 2021 and 2020 was $22,000 and $23,000, respectively.

As of March 31, 2021, the lease liability was $450,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the three months ended March 31, 2021 and 2020 were $7,000 and $25,000, respectively. The weighted-average remaining lease term for the operating lease as of March 31, 2021 is 6.0 years. The discount rate for the operating lease is 7%.

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

Under the amended Sales Agreement, the Company sold an aggregate of 2,214,301  shares of Common Stock, for net proceeds of approximately $14.4 million, during the year ended December 31, 2020, including initial expenses for executing the “at the market offering” and commissions to the placement agent. This sales agreement terminated in July 2020.

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company had sold an aggregate of 4,861,993 and 5,066,279 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $23.3 million and $28.9 million, respectively, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

In April 2021, the Company amended the 2020 Sales Agreement and has $50.0 million available for the offering under its prospectus to the Company’s registration statement on Form S-3 (No. 333-254585).

Warrants

Warrants to purchase shares of common stock were previously granted as part of various financing and business agreements.  All outstanding warrants were recorded in additional paid-in capital at their estimated fair market value at the date of grant using a Black-Scholes option-pricing model.

As of March 31, 2021, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three month periods ended March 31, 2021 and 2020, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$36	$9
General and administrative	105	7
Total	$141	$16

Stock option transactions for the three month period ended March 31, 2021 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2020	531,238	$8.71	9.68
Granted	67,200	4.30
Exercised	—	—
Forfeited and cancelled	(1,941)	72.33
Options outstanding at March 31, 2021	596,497	$8.01	9.51
Options exercisable at March 31, 2021	66,125	$38.02	7.68
Options vested and expected to vest	595,774	$8.01	9.51

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. Since this outbreak was first reported in late 2019, there have been over 157 million confirmed cases of COVID-19 and over 3 million deaths worldwide attributed to the virus (as of May 2021).

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

We believe our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations through the end of fiscal year 2022, including the projected costs for the rNAPc2 (AB201) Phase 2b clinical trial. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585).

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

R&D expense for the three months ended March 31, 2021 was $2.9 million compared to $0.4 million for the corresponding period of 2020, an increase of $2.5 million.

Clinical expense increased approximately $1.7 million for the three months ended March 31, 2021, as compared to the corresponding periods of 2020. Manufacturing process development costs increased approximately $0.6 million for the three months ended March 31, 2021, as compared to the corresponding periods of 2020. The increase was related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020. The remaining increase is primarily a result of higher outside services and consulting costs.

R&D personnel costs increased approximately $0.2 million for the three months ended March 31, 2021, as compared to the corresponding period of 2020.

R&D expense in 2021 is expected to be higher than 2020, as we continue our rNAPc2 (AB201) Phase 2b clinical trial.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $1.2 million for the three months ended March 31, 2021 compared to $1.0 million for the corresponding period of 2020, an increase of $0.3 million. The $0.3 million increase was primarily a result of higher personnel costs in 2021.

G&A expenses in 2021 are expected to be consistent with those in 2020 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $2,000 and $24,000 in the three months ended March 31, 2021 and 2020, respectively.

Interest Expense

Interest expense was $4,000 for the three months ended March 31, 2020. Based on our current capital structure, interest expense for the remainder of 2021 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$66,933	$49,071

As of March 31, 2021, we had total cash and cash equivalents of $66.9 million, as compared to $49.1 million as of December 31, 2020. The net increase of $17.9 million primarily reflects the net proceeds of $23.0 million from the issuance of common stock, offset by $5.2 million of cash used in operating activities during the three months ended March 31, 2021.

Cash Flows from Operating, Investing and Financing Activities

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,225)	$(1,686)
Investing activities	(6)	(3)
Financing activities	23,093	—
Net increase (decrease) in cash and cash equivalents	$17,862	$(1,689)

Net cash used in operating activities for the three months ended March 31, 2021 increased $3.5 million compared with the same period in 2020. This was primarily due to higher outflows related to changes in operating assets and liabilities and a higher net loss in 2021, as discussed in Results of Operations above.

Net cash used in investing activities for the three months ended March 31, 2021 was $6,000 for the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2020 was $3,000 for the purchase of property and equipment.

Net cash provided by financing activities was $23.0 million for the three months ended March 31, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering in the period. There were no financing activities for the three months ended March 31, 2020.

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

In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585).

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

We believe our cash and cash equivalents balance as of March 31, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 of “Notes to Financial Statements” included within our 2020 Annual Report on Form 10-K filed with the SEC. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common stock.

●

if we are not able to successfully develop, obtain FDA approval for, and provide for the commercialization of rNAPc2 or Gencaro in a timely manner, we may not be able to continue our business operations;

●	if we encounter difficulties enrolling patients in our clinical trials, any potential enrollment milestones or potential regulatory approvals could be delayed or otherwise adversely affected;
●	our clinical trials for our product candidates may not yield results that will enable us to further develop our products and obtain regulatory approvals necessary to sell them;
●	we may not achieve our projected development goals in the time frames we announce and expect;
●	we expect the PRECISION-AF clinical trial will require substantially more capital to complete, and we cannot guarantee when or if we will be able to secure such additional financing;
●

we will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions, to continue development of rNAPc2, Gencaro or any of our other product candidates. If we are unable to raise such financing or complete such a transaction, we may not be able to continue operations;

●

if we are not able to maintain the requirements for listing on the Nasdaq Capital Market, we could be delisted, which could have a material adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock;

●

our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely may have clinical trial sites or other business operations.

●	we depend or may depend on third parties to conduct clinical trials and provide diagnostic information, as well as to develop, commercialize and/or manufacture our product candidates;
●

unless we are able to generate sufficient product revenue, we will continue to incur losses from operations and will not achieve or maintain profitability. We are years away from commercializing a product and generating product revenue;

●

our product candidates are subject to extensive regulation, which can be costly and time-consuming, and unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue;

●

if our product candidates receive regulatory approval, we would be subject to ongoing regulatory obligations and restrictions, which may result in significant expenses and limit our ability to develop and commercialize other potential products;

●

transitioning from a clinical development stage company will require successful completion of a number of steps, many of which are outside of our control and, consequently, we can provide no assurance of our successful and timely transition from a clinical development stage company;

●	if approved by the FDA, rNAPc2 or Gencaro will be entering a competitive marketplace and may not succeed;

●

if we fail to identify and license or acquire other products or product candidates, then we may be unable to expand our business, and the acquisition or licensing of other products or product candidates may put a strain on our operations and will likely require us to seek additional financing;

●	the loss of any rights to market key products would significantly impair our operating results;
●

third parties may own or control patents or patent applications that we may be required to license to commercialize our product candidates or that could result in litigation that would be costly and time consuming;

●	our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.

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

We believe our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of March 31, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

●	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for rNAPc2, Gencaro and our other product candidates;
●	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;
●	our ability to retain the listing of our common stock on the Nasdaq Capital Market;
●	general economic and industry conditions affecting the availability and cost of capital, including as a result of the COVID‑19 pandemic;
●	our ability to control costs associated with our operations;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the terms and conditions of our existing collaborative and licensing agreements.

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

As of May 10, 2021, the closing price of our common stock was $3.06 per share, and the total market value of our listed securities was approximately $44.1 million. As of March 31, 2021, we had stockholders’ equity of $65.9 million.

Our financial statements for the quarter ended March 31, 2021 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended March 31, 2021 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

As of December 31, 2020, we had net operating loss, or NOL, carryforwards of approximately $179.5 million, and approximately $1.9 million of research and development credits that may be used to offset future taxable income. Our net operating loss carryforwards generated prior to 2018 will expire beginning in 2025 if not utilized. Under the Tax Cuts and Jobs Act, U.S. federal NOLs incurred in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017, may be limited. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether we have experienced an ownership change in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of March 31, 2021, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of March 31, 2021, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of March 31, 2021, there were approximately 596,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2021 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Mr. C. Jeff Dekker entered into an employment agreement that is effective as of May 10, 2021. As of May 10, 2021, Mr. Dekker executed an indemnification agreement in substantially the form filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2013.

Under his employment agreement, Mr. Dekker is entitled to receive an annual base salary of $270,000, subject to annual increases if approved by our Board of Directors or Compensation Committee and is eligible to receive an annual target bonus of 35% of his base salary as determined by the Board of Directors or Compensation Committee in their sole discretion. On May 10, 2021, the Compensation Committee approved an incentive stock option grant of 55,000 common stock options to Mr. Dekker pursuant to our 2020 Equity Incentive Plan.  The option has an exercise price of $3.06 per share, representing the closing price of our common stock on the Nasdaq Capital Market on May 10, 2021.  The option vests 25% after one year, then in 36 equal monthly installments, measured from May 10, 2021, subject to partial acceleration upon the occurrence of specified events.

If we terminate Mr. Dekker’s employment without “cause,” or if Mr. Dekker terminates his employment with “good reason” (as these terms are defined in his employment agreement), we have agreed to pay Mr. Dekker a severance payment equivalent to (i) 12 months of his base salary (if such termination occurs on the same day as or within thirteen months after a change of control of the Company), (ii) a pro rata portion of any bonus compensation under any employee bonus plan that has been approved by the Board of Directors payable to him for the fiscal year in which his employment terminated to be paid at the same time that such incentive bonus would have been paid had the termination not occurred, and (iii) reimbursement to cover out-of-pocket costs to continue group health insurance benefits under COBRA for 12 months, whether he elects or is eligible to receive COBRA (provided, that even if he does not elect or is not eligible to receive COBRA, he will receive the equivalent of such out-of-pocket expenses paid by him not to exceed the costs that the benefits would equal under COBRA if he were so eligible). In addition, we may elect in our sole discretion, to pay additional severance equal to up to 12 months of base salary, which additional payment would extend the covenants and obligations under Mr. Dekker’s employee intellectual property, confidentiality and non-compete agreement for such additional period. The severance payment is conditioned on the execution by Mr. Dekker of a legal release in a form acceptable to us.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The following documents are filed as part of this quarterly report on Form 10-Q. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing those materials.

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Second Amended and Restated Bylaws of the Registrant, as amended.	10-Q	11/16/2009	3.2
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated April 6, 2021, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	4/6/2021	10.1
10.2	Employment Agreement, dated April 21, 2021, by and between ARCA biopharma, Inc. and C. Jeff Dekker.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document (filed electronically herewith)				X
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2021