Form 10-Q
period 2021-06-30
ARCA biopharma, Inc.
filed 2021-08-04
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On August 3, 2021: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,197	$49,071
Other current assets	1,596	897
Total current assets	64,793	49,968
Right-of-use asset - operating	482	428
Property and equipment, net	45	21
Other assets	18	12
Total assets	$65,338	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,185	$1,773
Accrued compensation and employee benefits	206	815
Accrued expenses and other liabilities	1,304	911
Total current liabilities	3,695	3,499
Operating lease liability, net of current portion	435	409
Total liabilities	4,130	3,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at June 30, 2021 and December 31, 2020; 14,410,143 and 9,548,150 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	14	10
Additional paid-in capital	224,282	200,665
Accumulated deficit	(163,088)	(154,154)
Total stockholders’ equity	61,208	46,521
Total liabilities and stockholders’ equity	$65,338	$50,429

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$3,577	$372	$6,453	$737
General and administrative	1,260	938	2,486	1,913
Total costs and expenses	4,837	1,310	8,939	2,650
Loss from operations	(4,837)	(1,310)	(8,939)	(2,650)

Interest and other income	3	2	5	26
Interest expense	—	(3)	—	(7)
Loss before income taxes	(4,834)	(1,311)	(8,934)	(2,631)
Income tax benefit	—	9	—	9
Net loss	$(4,834)	$(1,302)	$(8,934)	$(2,622)

Net loss per share:
Basic and diluted	$(0.34)	$(0.73)	$(0.67)	$(1.55)
Weighted average shares outstanding:
Basic and diluted	14,410,143	1,793,900	13,389,207	1,693,985

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2019	1,594,070	$2	$152,024	$(144,416)	$7,610
Share-based compensation	—	—	16	—	16
Net loss	—	—	—	(1,320)	(1,320)
Balance, March 31, 2020	1,594,070	2	152,040	(145,736)	6,306
Issuance of common stock and exercise of prefunded warrants for cash, net of offering costs	673,500	—	5,297	—	5,297
Share-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,302)	(1,302)
Balance, June 30, 2020	2,267,570	2	157,341	(147,038)	10,305
Issuance of common stock for cash, net of offering costs	7,018,054	7	42,129	—	42,136
Share-based compensation	—	—	5	—	5
Net loss	—	—	—	(1,991)	(1,991)
Balance, September 30, 2020	9,285,624	9	199,475	(149,029)	50,455
Issuance of common stock for cash, net of offering costs	262,526	1	1,172	—	1,173
Share-based compensation	—	—	18	—	18
Net loss	—	—	—	(5,125)	(5,125)
Balance, December 31, 2020	9,548,150	10	200,665	(154,154)	46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(4,100)	(4,100)
Balance, March 31, 2021	14,410,143	14	224,149	(158,254)	65,909
Share-based compensation	—	—	133	—	133
Net loss	—	—	—	(4,834)	(4,834)
Balance, June 30, 2021	14,410,143	$14	$224,282	$(163,088)	$61,208

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,934)	$(2,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	4
Amortization of right-of-use asset - operating	30	47
Share-based compensation	274	20
Change in operating assets and liabilities:
Other current assets	(697)	95
Other assets	(6)	—
Accounts payable	661	(103)
Accrued compensation and employee benefits	(609)	23
Accrued expenses and other liabilities	330	(192)
Net cash used in operating activities	(8,945)	(2,728)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(6)
Net cash used in investing activities	(22)	(6)
Cash flows from financing activities:
Proceeds from the issuance of common stock	24,070	6,061
Common stock offering costs	(977)	(514)
Repayment of principal on vendor finance agreement	—	(135)
Net cash provided by financing activities	23,093	5,412
Net increase in cash and cash equivalents	14,126	2,678
Cash and cash equivalents, beginning of period	49,071	8,363
Cash and cash equivalents, end of period	$63,197	$11,041
Supplemental cash flow information:
Interest paid	$—	$4
Income tax refund received	$—	$9
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$84	$49
Purchases of property and equipment in accounts payable and accrued liabilities	$8	$—
Vendor finance agreement	$—	$273
Common stock offering costs accrued but not yet paid	$—	$250

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

The Company’s other product candidate, AB171, is a thiol-substituted isosorbide mononitrate, which the Company believes could be developed as a genetically-targeted treatment for HF and peripheral arterial disease.

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

Liquidity and Going Concern

The Company devotes substantially all of its efforts towards clinical research and development, obtaining regulatory approval and raising capital necessary to fund its operations and it is subject to a number of risks associated with clinical research and development, including dependence on key individuals, the development of and regulatory approval of commercially viable products, the need to raise adequate additional financing necessary to fund the development and commercialization of its products, and competition from larger companies. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of common and preferred stock.

The Company believes that its current cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results expected for the full year ending December 31, 2021. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing rNAPc2 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and six months ended June 30, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s June 30, 2021 and December 31, 2020 balance sheets.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Because the Company reported a net loss for the three and six months ended June 30, 2021 and 2020, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	June 30,
	2021	2020
Potentially dilutive securities, excluded:
Outstanding stock options	624,901	30,890
Warrants to purchase common stock	133,401	133,401
	758,302	164,291

(3) Fair Value Disclosures

There were no marketable securities as of June 30, 2021 or December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, the Company had $63.1 million and $49.1 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the six-month period ended June 30, 2021.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	June 30, 2021	December 31, 2020
Computer equipment	3 years	$46	$31
Lab equipment	5 years	133	146
Furniture and fixtures	5 years	39	38
Computer software	3 years	39	56
		257	271
Accumulated depreciation and amortization		(212)	(250)
Property and equipment, net		$45	$21

For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was $6,000 and $4,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the six months ended June 30, 2021 and 2020 was $223,000 and $141,000 respectively.

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

On August 29, 2020 the Company entered into a lease agreement for approximately 5,200 square feet of office facilities in Westminster, Colorado which serves as the Company’s primary business office effective October 1, 2020 (October 2020 Lease). The lease term is 42 months beginning October 1, 2020 and includes an option to renew for an additional 36 month term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The amounts recorded assume the Company will exercise its renewal option. In June 2021, the Company entered into a sublease agreement for approximately 3,000 square feet of additional office facilities in the Company’s primary business office (2021 Lease). The sublease term is 29 months beginning June 2021, with no renewal option. The leases include real estate taxes and insurance, which is not a lease component and is not included in the lease obligation. In addition, common area maintenance charges are based on actual costs incurred and are a non-lease component that is not included in the lease obligation.

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of June 30, 2021 are as follows (in thousands):

Remainder of 2021	$56
2022	131
2023	127
2024	93
2025	96
Thereafter	125
Total remaining lease payments	628
Less: imputed lease interest	(106)
Less: Current portion	(87)
Operating lease liability, net of current portion	$435

Rent expense, which is included in general and administrative expense, for the six months ended June 30, 2021 and 2020 was $47,000 and $48,000, respectively.

As of June 30, 2021, the lease liability was $522,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the six months ended June 30, 2021 and 2020 were $29,000 and $51,000, respectively. The weighted-average remaining lease term for the operating lease as of June 30, 2021 is 5.2 years. The discount rate for the operating lease is 7%.

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

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company had sold an aggregate of 4,861,993 and 5,066,279 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $23.3 million and $28.9 million, respectively, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

As of June 30, 2021, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three and six month periods ended June 30, 2021 and 2020, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$38	$4	$74	$13
General and administrative	95	—	200	7
Total	$133	$4	$274	$20

Stock option transactions for the six month period ended June 30, 2021 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2020	531,238	$8.71	9.68
Granted	147,200	3.63
Exercised	—	—
Forfeited and cancelled	(53,537)	10.84
Options outstanding at June 30, 2021	624,901	$7.33	9.23
Options exercisable at June 30, 2021	100,180	$24.37	7.58
Options vested and expected to vest	624,293	$7.33	9.23

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

(10) Subsequent Event

In July 2021, the Company entered into a patent assignment agreement (the Agreement) with the University Medical Center of Johannes Gutenberg University Mainz, Germany.

Under the terms of the Agreement, the Company received exclusive world-wide patent rights relating to the use of rNAPc2 as a potential treatment for COVID-19, and other indications, based on the research and discoveries from Univ.-Prof. Dr. Wolfram Ruf, the Scientific Director and Alexander von Humboldt Professor at the Center for Thrombosis and Hemostasis (CTH) of the University Medical Center Mainz, and his collaborators.  The Company has upfront and potential milestone obligations to the University Medical Center Mainz that could total approximately €1.6 million and royalty obligations in the low single digit range, if rNAPc2 receives regulatory approval and is commercialized. The term of the Agreement extends to the date of expiration of the last to expire of any of the assigned patents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Examples of these statements include, but are not limited to, statements regarding the following: potential future development plans for rNAPc2 (AB201) and Gencaro, including the potential for rNAPc2 to treat COVID-19, our ability to secure sufficient financing to support our anticipated clinical trials of rNAPc2 and Gencaro, the likelihood that any Phase 3 clinical trial results for Gencaro will satisfy the requirements of our Special Protocol Assessment agreement, the expected features and characteristics of Gencaro, including the potential for genetic variations to predict individual patient response to Gencaro or AB171, Gencaro’s potential to treat atrial fibrillation, or AF, future vaccines and treatment options for patients with COVID-19, future treatment options for patients with AF, the potential for Gencaro to be the first genetically-targeted AF prevention treatment, statements regarding potential Phase 3 development plans for Gencaro, including the timing and results thereof, the expected features and characteristics of AB171 as a potential genetically-targeted treatment for peripheral arterial disease, or PAD, and for heart failure, or HF, the potential timeline for development of AB171, including any Investigational New Drug, or IND, application submission related thereto, and the ability of ARCA’s financial resources to support its operations through the end of fiscal year 2022, the sufficiency of our current capital to reach certain of our corporate objectives, our ability to obtain additional funding when needed or enter into a strategic or other transaction, including our ability to raise sufficient capital to fund any clinical trials for rNAPc2 and Gencaro and our other operations, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our ability to maintain listing of our common stock on a national exchange, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources to maintain operations. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors discussed herein and elsewhere. These and other factors are identified and described in more detail in ARCA’s filings with the U.S. Securities and Exchange Commission, or the SEC, including without limitation our annual report on Form 10-K for the year ended December 31, 2020, and subsequent filings. Forward-looking statements may be identified by words including “will,” “plan,” “anticipate,” “believe,” “intend,” “estimates,” “expect,” “should,” “may,” “potential” and similar expressions. We disclaim any intent or obligation to update these forward-looking statements.

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

rNAPc2 was originally developed for potential use as an anticoagulant due to its inhibition of the TF-initiated coagulation process. It was evaluated for the prevention of thrombosis in Phase 1 and Phase 2 clinical studies involving over 800 subjects and demonstrated both safety and efficacy in these studies. rNAPc2 has also been investigated as a potential therapeutic for severe viral infections other than COVID-19. Research has shown that viral infections can provoke dysregulated activation of the TF pathway, resulting in abnormal systemic coagulation and related inflammation, leading to potential organ failure and mortality. For this reason, rNAPc2 was tested as a therapeutic in non-human primates, or NHPs, in studies against lethal doses of the Ebola and Marburg viruses, where it showed evidence of efficacy in the form of mortality reduction, decreases in inflammatory biomarkers and, evidence of reduced disseminated intravascular coagulation, a serious condition that causes abnormal blood clotting throughout the body's blood vessels.

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. According to the World Health Organization, since this outbreak was first reported in late 2019, there have been over 190 million confirmed cases of COVID-19 and over 4 million deaths worldwide attributed to the virus (as of July 2021).

COVID-19 is associated with a high incidence of both arterial and venous coagulation-related adverse events in large and small blood vessels. These include, stroke, myocardial infarction, or MI, (i.e., heart attack) and pulmonary emboli; as well as, blockage of the smaller peripheral blood vessels in the fingers/toes (COVID-digit). This syndrome is so frequently observed in COVID-19 that it has received the name of COVID-19 Associated Coagulopathy, or CAC. The underlying pathology of CAC is believed to result from thrombo-inflammatory processes triggered by the viral infection. A commonly used biomarker for assessing the presence of abnormal coagulation is a D-dimer test, which is elevated (greater than 0.5) in approximately 40% to 75% of hospitalized COVID-19 patients and is associated with adverse clinical outcomes. Some researchers believe that this and other evidence points to dysregulation of TF pathways in COVID-19 patients that result in the development of thrombotic complications.

As a result of the observed role of coagulation disorders in COVID-19, patients who are hospitalized with the disease are commonly giving anti-coagulant therapy, in particular heparin.  We believe that there is a medical need for a COVID-19 therapy that provides anticoagulation therapy and directly inhibits the TF pathway and the inflammatory and viral dissemination processes that may be initiated by TF.

rNAPc2 has shown potential in addressing the coagulation disorder caused by severe viral infections. In preliminary, non-human studies in NHPs against lethal doses of the Ebola and Marburg virus, rNAPc2 lowered D-dimer levels, reduced mortality and exhibited anti-inflammatory effects. We believe more recent research supports our belief that rNAPc2 has the ability to inhibit the activity of TF in multiple processes that contribute to severe viral disease. Taken together, we believe this evidence suggests that rNAPc2 may have therapeutic benefits for patients with serious COVID-19 infections and the accompanying high risk of thrombosis. To our knowledge, rNAPc2 is the only New Molecular Entity anticoagulant, and the only tissue factor inhibitor, currently under evaluation for COVID-19.

As a therapeutic aimed at a host response to a disease syndrome, we believe rNAPc2 potentially could be used in combination with other antiviral drugs. We believe its potential efficacy is not linked to a specific viral genome and may not be diminished by the development of new strains of the SARS-CoV-2 virus through mutation, such as the Delta variant that is now widespread. As a therapeutic addressing a disease, we believe rNAPc2 may have broad spectrum potential against multiple pathogens that have disease elements in common with COVID‑19, such as other coronaviruses and other RNA viruses. Therefore, we believe that rNAPc2 has therapeutic potential for future viral outbreaks beyond the current pandemic.

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

In October 2020, FDA approved the IND application for rNAPc2 as a potential treatment for patients hospitalized with COVID-19 and it received a Fast-Track designation in November 2020. We initiated the Phase 2b clinical trial of rNAPc2 (AB201), ASPEN-COVID-19, in patients hospitalized with COVID-19 in the fourth quarter of 2020. In July 2021, ASPEN-COVID-19 clinical trial target enrollment increased from 100 to 160 patients in order to maximize the sample size for determining if there are differences in the two rNAPc2 dose regimens being investigated, to minimize variance in the standard of care heparin control arm, in recognition of the study being conducted in different geographic regions and to potentially account for evolving changes in the clinical course of COVID-19. We anticipate announcing topline data from this approximately 160 patient international Phase 2b clinical trial in the fourth quarter of 2021.

We are evaluating rNAPc2 as a treatment for patients hospitalized with COVID-19 who are at high risk for thrombotic complications, as indicated by elevated D-dimer levels. The Phase 2b clinical trial is designed to be a randomized comparison of two-dose regimens of rNAPc2 versus heparin prescribed per local standard of care. The primary endpoint of the clinical trial is the change in D-dimer level from baseline to Day 8 relative to standard of care heparin. If Phase 2b results indicate a favorable effect on D-dimer levels and safety is confirmed, following FDA review of the data and identification of the proposed Phase 3 rNAPc2 dose, we anticipate that clinical investigative sites will begin enrolling patients in a planned Phase 3 clinical trial. The primary endpoint of Phase 3 is planned to be clinical recovery as measured by the Adaptive COVID-19 Treatment Trial ordinal scale, with secondary endpoints that include D-dimer levels and the number of thrombotic events. We believe the Phase 3 clinical trial will be event driven, with an estimated requirement of 450 patients. We believe that favorable results from this Phase 2b/3 clinical trial program could support use of rNAPc2 in COVID-19 patients, given its potential efficacy both as an anticoagulant and an anti-viral agent that we believe counters the dysregulatory immune response and improves clinical recovery.

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

We own the clinical development program of rNAPc2, including the Phase 2 clinical development. If rNAPc2 is successfully developed, we believe it will have intellectual property protection, including 12 years of market exclusivity as an innovative biologic product under FDA law in the United States, 10 years data protection exclusivity in the European Union, or EU, and potentially patent protection in addition to this. We have filed an international patent application for the use of rNAPc2 in COVID-19 and plan to prosecute this patent in the United States and other markets. If this patent issues in the United States, we believe it could provide intellectual property protection into approximately 2040. We plan to pursue strategic co-development and partnering opportunities for rNAPc2 development and commercialization.

In July 2021, we entered into a patent assignment agreement, or the Agreement, with the University Medical Center of Johannes Gutenberg University Mainz, Germany. Under the terms of the Agreement, we received exclusive world-wide patent rights relating to the use of rNAPc2 as a potential treatment for COVID-19, and other indications, based on the research and discoveries from Univ.-Prof. Dr. Wolfram Ruf, the Scientific Director and Alexander von Humboldt Professor at the Center for Thrombosis and Hemostasis (CTH) of the University Medical Center Mainz, and his collaborators. We have upfront and potential milestone obligations to the University Medical Center Mainz that could total approximately €1.6 million and royalty obligations in the low single digit range, if rNAPc2 receives regulatory approval and is commercialized. The term of the Agreement extends to the date of expiration of the last to expire of any of the assigned patents.

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

Our development plan for Gencaro is based on our recently published analysis of the Phase 2b clinical trial of Gencaro for the prevention of AF in HF patients, known as GENETIC-AF. This analysis showed novel results for Gencaro in patients in the clinical trial with EF’s of 40% and higher. The Phase 3 pivotal clinical trial of Gencaro conducted under an SPA will include secondary endpoints that are intended to capture some of this new information, such as a reduction in the need to deploy rhythm control interventions including electrical cardioversion, catheter ablation and use of anti-arrhythmic drugs and avoidance of drug-related complications such as bradycardia. Based on these analyses, we were issued a United States patent in February 2021 for the use of Gencaro in this patient population. We believe this patent will substantially extend the patent protection for our planned development of Gencaro into 2039. We are seeking similar patent protection in other countries.

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

We believe that Gencaro, if approved, may be a safe and more effective therapy for the treatment of higher ejection fraction HF patients with AF. We believe there are several potentially important attributes that would differentiate Gencaro from existing therapies, including:

•	More effective rhythm control compared to the current standard of care;
•	Reduction in the need for catheter ablation, electrical cardioversion, or toxic anti-arrhythmic drugs;
•	Maintenance of rhythm control after a successful AF catheter ablation;
•	Effective rate control with lower risk of treatment-limiting, adverse event producing bradycardia;
•	Reduction in symptoms and improvement in quality of life;
•	Reduced health care burden;
•	Foundational beta-blocker benefits for HF and unique evidence of efficacy in HF patients with AF;
•	One of the only drug therapies approved and shown effective for AF in HF patients with EF ≥ 40%, and the only one in its drug class.

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

We believe our cash and cash equivalents as of June 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022, including the projected costs for the rNAPc2 (AB201) Phase 2b clinical trial. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

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

Results of Operations

Research and Development Expenses

Research and development, or R&D, expense is comprised primarily of personnel costs, clinical development, manufacturing process development, and regulatory activities and costs. Our R&D expense is almost entirely generated by our activities relating to the development of rNAPc2 (AB201).

R&D expense for the three months ended June 30, 2021 was $3.6 million compared to $0.4 million for the corresponding period of 2020, an increase of $3.2 million. R&D expense for the six months ended June 30, 2021 was $6.5 million compared to $0.7 million for the corresponding period of 2020, an increase of approximately $5.7 million.

Clinical expense increased approximately $1.7 million and $3.3 million for the three and six months ended June 30, 2021, as compared to the corresponding periods of 2020. Manufacturing process development costs increased approximately $1.2 million and $1.7 million for the three and six months ended June 30, 2021, as compared to the corresponding periods of 2020. The increase was related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020. The remaining increase is primarily a result of higher outside services and consulting costs.

R&D personnel costs increased approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2021, as compared to the corresponding periods of 2020.

R&D expense in 2021 is expected to be higher than 2020, as we continue our rNAPc2 (AB201) international Phase 2b clinical trial.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $1.3 million for the three months ended June 30, 2021 compared to $0.9 million for the corresponding period of 2020, an increase of $0.3 million. G&A expenses were $2.5 million for the six months ended June 30, 2021 compared to $1.9 million for the corresponding period of 2020, an increase of $0.6 million The increases were primarily a result of higher personnel costs in 2021.

G&A expenses in the second half of 2021 are expected to be consistent with the first half of 2021 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $3,000 and $2,000 in the three months ended June 30, 2021 and 2020, respectively. Interest and other income was $5,000 and $26,000 in the three months ended June 30, 2021 and 2020, respectively.

Interest income for the remainder of 2021 is expected to be negligible.

Interest Expense

Interest expense was $3,000 and $7,000 for the three and six months ended June 30, 2020. Based on our current capital structure, interest expense for the remainder of 2021 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$63,197	$49,071

As of June 30, 2021, we had total cash and cash equivalents of $63.2 million, as compared to $49.1 million as of December 31, 2020. The net increase of $14.1 million primarily reflects the net proceeds of $23.1 million from the issuance of common stock, offset by $8.9 million of cash used in operating activities during the six months ended June 30, 2021.

Cash Flows from Operating, Investing and Financing Activities

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,945)	$(2,728)
Investing activities	(22)	(6)
Financing activities	23,093	5,412
Net increase in cash and cash equivalents	$14,126	$2,678

Net cash used in operating activities for the six months ended June 30, 2021 increased $6.2 million compared with the same period in 2020. This was primarily due to higher outflows related to changes in operating assets and liabilities and a higher net loss in 2021, as discussed in Results of Operations above.

Net cash used in investing activities for the six months ended June 30, 2021 was $22,000 for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2020 was $6,000 for the purchase of property and equipment.

Net cash provided by financing activities was $23.1 million for the six months ended June 30, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering in the period. Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2020 representing $5.5 million in net proceeds from sales of our common stock in our registered direct equity offering in the period, less $0.1 million of payments on a vendor finance arrangement.

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

We believe our cash and cash equivalents balance as of June 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

As a result of the expected development timeline to potentially obtain FDA approval for rNAPc2 or Gencaro, if at all, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing rNAPc2 or Gencaro, if approved, we will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If we are delayed in obtaining funding or are unable to complete a strategic transaction, we may discontinue our development activities on rNAPc2, Gencaro and our other product candidates or discontinue our operations. Even if we are able to fund continued development of rNAPc2, Gencaro or any of our other product candidates is approved, we expect that we will need to complete a strategic transaction or raise substantial additional funding through public or private equity or debt securities to successfully commercialize rNAPc2, Gencaro or any other product candidate.

We believe our cash and cash equivalents as of June 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of June 30, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of August 3, 2021, the closing price of our common stock was $3.02 per share, and the total market value of our listed securities was approximately $43.5 million. As of June 30, 2021, we had stockholders’ equity of $61.2 million.

Our financial statements for the quarter ended June 30, 2021 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended June 30, 2021 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of June 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

We will need to establish a collaborative arrangement with a third-party diagnostics services provider to obtain marketing clearance or approval of the companion genetic test for Gencaro. There is no guarantee that the FDA will grant timely clearance or approval of the genetic test, if at all, and failure to obtain such timely clearance or approval would adversely affect our ability to market Gencaro.

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

If a third-party diagnostics provider responsible for the genetic test associated with Gencarp or certain of its third-party suppliers fails to comply with ongoing FDA or other foreign regulatory authority requirements, or if there are unanticipated problems with the genetic test, these products could be subject to restrictions or withdrawal from use in a trial or from the market.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of June 30, 2021, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of June 30, 2021, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of June 30, 2021, there were approximately 625,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2021 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

		Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	3/27/2009	3.1
3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	3/5/2013	5.1
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	9/3/2015	3.1
3.1(c)	Certificate of Amendment to Restated Certificate of Incorporation.	8-K	4/3/2019	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	8-K	6/28/2021	3.1
4.1	Reference is made to Exhibits 3.1, 3.1(a), 3.1(b) and 3.2
4.2	Form of Common Stock Certificate.	10-Q	5/8/2019	4.2
10.1	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated April 6, 2021, by and between ARCA biopharma, Inc. and JonesTrading Institutional Services LLC.	8-K	4/6/2021	10.1
10.2 (2)	Employment Agreement, dated April 21, 2021, by and between ARCA biopharma, Inc. and C. Jeff Dekker.	10-Q	5/11/2021	10.1
10.3 (3)	Assignment Agreement for Patent Rights, dated July 1, 2021, by and between ARCA biopharma, Inc. and University Medical Center of the Johannes Gutenberg University Mainz.				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed electronically herewith)				X

Incorporated by Reference (1)
Exhibit No.	Description	Form	Filing Date	Number	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	The SEC file number for all items incorporated by reference herein from reports on Forms 10-K, 10-Q and 8-K is 000-22873.
(2)	Indicates management contract or compensatory plan or arrangement.
(3)

Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. ARCA agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. Certain portions of the exhibit, identified by the mark, “[*],” have been omitted because such portions contained information that is both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCA biopharma, Inc. (Registrant)

By:	/s/ C. Jeffrey Dekker
C. Jeffrey Dekker
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 4, 2021