Form 10-Q
period 2021-09-30
ARCA biopharma, Inc.
filed 2021-11-02
CIK 907654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, par value $0.001 per share	On November 1, 2021: 14,410,143

ARCA BIOPHARMA, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCA BIOPHARMA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58,313	$49,071
Other current assets	1,353	897
Total current assets	59,666	49,968
Right-of-use asset - operating	460	428
Property and equipment, net	48	21
Other assets	18	12
Total assets	$60,192	$50,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,131	$1,773
Accrued compensation and employee benefits	146	815
Accrued expenses and other liabilities	1,905	911
Total current liabilities	3,182	3,499
Operating lease liability, net of current portion	410	409
Total liabilities	3,592	3,908
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100 million shares authorized at September 30, 2021 and December 31, 2020; 14,410,143 and 9,548,150 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	10
Additional paid-in capital	224,386	200,665
Accumulated deficit	(167,800)	(154,154)
Total stockholders’ equity	56,600	46,521
Total liabilities and stockholders’ equity	$60,192	$50,429

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Costs and expenses:
Research and development	$3,438	$1,051	$9,891	$1,788
General and administrative	1,278	939	3,764	2,852
Total costs and expenses	4,716	1,990	13,655	4,640
Loss from operations	(4,716)	(1,990)	(13,655)	(4,640)

Interest and other income	4	1	9	27
Interest expense	—	(2)	—	(9)
Loss before income taxes	(4,712)	(1,991)	(13,646)	(4,622)
Income tax benefit	—	—	—	9
Net loss	$(4,712)	$(1,991)	$(13,646)	$(4,613)

Net loss per share:
Basic and diluted	$(0.33)	$(0.33)	$(0.99)	$(1.46)
Weighted average shares outstanding:
Basic and diluted	14,410,143	6,044,315	13,733,259	3,154,680

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Stockholders’ Equity
			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands, except share amounts)

Balance, December 31, 2019	1,594,070	$2	$152,024	$(144,416)	$7,610
Share-based compensation	—	—	16	—	16
Net loss	—	—	—	(1,320)	(1,320)
Balance, March 31, 2020	1,594,070	2	152,040	(145,736)	6,306
Issuance of common stock and exercise of prefunded warrants for cash, net of offering costs	673,500	—	5,297	—	5,297
Share-based compensation	—	—	4	—	4
Net loss	—	—	—	(1,302)	(1,302)
Balance, June 30, 2020	2,267,570	2	157,341	(147,038)	10,305
Issuance of common stock for cash, net of offering costs	7,018,054	7	42,129	—	42,136
Share-based compensation	—	—	5	—	5
Net loss	—	—	—	(1,991)	(1,991)
Balance, September 30, 2020	9,285,624	9	199,475	(149,029)	50,455
Issuance of common stock for cash, net of offering costs	262,526	1	1,172	—	1,173
Share-based compensation	—	—	18	—	18
Net loss	—	—	—	(5,125)	(5,125)
Balance, December 31, 2020	9,548,150	10	200,665	(154,154)	46,521
Issuance of common stock for cash, net of offering costs	4,861,993	4	23,343	—	23,347
Share-based compensation	—	—	141	—	141
Net loss	—	—	—	(4,100)	(4,100)
Balance, March 31, 2021	14,410,143	14	224,149	(158,254)	65,909
Share-based compensation	—	—	133	—	133
Net loss	—	—	—	(4,834)	(4,834)
Balance, June 30, 2021	14,410,143	14	224,282	(163,088)	61,208
Share-based compensation	—	—	104	—	104
Net loss	—	—	—	(4,712)	(4,712)
Balance, September 30, 2021	14,410,143	$14	$224,386	$(167,800)	$56,600

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,646)	$(4,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	6
Amortization of right-of-use asset - operating	52	71
Share-based compensation	378	25
Change in operating assets and liabilities:
Other current assets	(439)	(281)
Other assets	(6)	(12)
Accounts payable	(405)	83
Accrued compensation and employee benefits	(670)	92
Accrued expenses and other liabilities	910	(101)
Net cash used in operating activities	(13,815)	(4,730)
Cash flows from investing activities:
Purchases of property and equipment	(36)	(6)
Net cash used in investing activities	(36)	(6)
Cash flows from financing activities:
Proceeds from the issuance of common stock	24,070	49,644
Common stock offering costs	(977)	(1,905)
Repayment of principal on vendor finance agreement	—	(271)
Net cash provided by financing activities	23,093	47,468
Net increase in cash and cash equivalents	9,242	42,732
Cash and cash equivalents, beginning of period	49,071	8,363
Cash and cash equivalents, end of period	$58,313	$51,095
Supplemental cash flow information:
Interest paid	$—	$7
Income tax refund received	$—	$9
Supplemental disclosure of noncash investing and financing transactions:
Leased assets obtained in exchange for operating lease liabilities	$84	$49
Purchases of property and equipment in accrued liabilities	$2	$—
Vendor finance agreement	$—	$137
Common stock offering costs accrued but not yet paid	$—	$336
Proceeds receivable from the issuance of common stock	$—	$30

See accompanying Notes to Financial Statements

ARCA BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1) The Company and Summary of Significant Accounting Policies

Description of Business

ARCA biopharma, Inc. (the Company or ARCA), a Delaware corporation, is headquartered in Westminster, Colorado. The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to the development and commercialization of genetically targeted therapies for cardiovascular diseases. The Company’s lead product candidates are rNAPc2 (AB201) as a potential treatment for COVID-19, the disease caused by SARS-CoV-2 virus, and potentially other viral diseases and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation (AF) in patients with chronic heart failure (HF).

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

The Company believes that its current cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. The Company has based these estimates on assumptions that may prove to be wrong, and the Company could exhaust its available financial resources sooner than the Company currently anticipates. Therefore, the Company may have to raise additional capital for clinical trials of rNAPc2 and will have to raise additional capital for clinical trials of Gencaro. The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and pursuant to Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results expected for the full year ending December 31, 2021. The Company has generated no revenue to date and its activities have consisted of seeking regulatory approval, research and development, exploring strategic alternatives for further developing and commercializing rNAPc2 and Gencaro, and raising capital. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Amounts presented are rounded to the nearest thousand, where indicated, except per share data and par values.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. If the Company had comprehensive gains (losses), they would be reflected in the statement of operations and comprehensive loss and as a separate component in the statement of stockholders’ equity. There were no elements of comprehensive loss during the three and nine months ended September 30, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) asset – operating and lease obligations are included in accrued expenses and other liabilities and operating lease liability on the Company’s September 30, 2021 and December 31, 2020 balance sheets.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2021 and 2020, all potentially dilutive shares of common stock have been excluded from the computation of the dilutive net loss per share for all periods presented. Such potentially dilutive shares of common stock consist of the following:

	September 30,
	2021	2020
Potentially dilutive securities, excluded:
Outstanding stock options	640,623	37,138
Warrants to purchase common stock	133,401	133,401
	774,024	170,539

(3) Fair Value Disclosures

There were no marketable securities as of September 30, 2021 or December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, the Company had $58.2 million and $49.1 million, respectively, of cash equivalents consisting of money market funds with original maturities of 90 days or less. The Company has the ability to liquidate these investments without restriction. The Company determines fair value for these money market funds with Level 1 inputs through quoted market prices. There were no transfers of assets between fair value hierarchy levels during the nine-month period ended September 30, 2021.

Fair Value of Other Financial Instruments

The carrying amount of other financial instruments, including accounts payable and a vendor finance agreement, which are included in accounts payable and accrued expenses and other liabilities, approximated fair value due to their short maturities.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Life	September 30, 2021	December 31, 2020
Computer equipment	3 years	$50	$31
Lab equipment	5 years	133	146
Furniture and fixtures	5 years	43	38
Computer software	3 years	39	56
		265	271
Accumulated depreciation and amortization		(217)	(250)
Property and equipment, net		$48	$21

For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $11,000 and $6,000, respectively.

(5) Related Party Arrangements

Transactions with the Company’s President and Chief Executive Officer

The Company has entered into unrestricted research grants with its President and Chief Executive Officer’s academic research laboratory at the University of Colorado. Funding of any unrestricted research grants is contingent upon the Company’s financial condition, and can be deferred or terminated at the Company’s discretion. Total expense under these arrangements for the nine months ended September 30, 2021 and 2020 was $331,000 and $248,000 respectively.

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

Future minimum commitments due under the October 2020 and 2021 Lease agreements as of September 30, 2021 are as follows (in thousands):

Remainder of 2021	$32
2022	131
2023	127
2024	93
2025	96
Thereafter	125
Total remaining lease payments	604
Less: imputed lease interest	(97)
Less: Current portion	(97)
Operating lease liability, net of current portion	$410

Rent expense, which is included in general and administrative expense, for the nine months ended September 30, 2021 and 2020 was $78,000 and $73,000, respectively.

As of September 30, 2021, the lease liability was $507,000, and the current portion is included in accrued expenses and other liabilities and the non-current portion is in operating lease liability, net of current portion in the accompanying balance sheet. Cash paid for amounts included in the measurement of lease liabilities and the operating cash flows from operating leases for the nine months ended September 30, 2021 and 2020 were $52,000 and $76,000, respectively. The weighted-average remaining lease term for the operating lease as of September 30, 2021 is 5.0 years. The discount rate for the operating lease is 7%.

Patent Agreement

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

On July 22, 2020, the Company entered into a new Capital on Demand TM Sales Agreement (the 2020 Sales Agreement) with JonesTrading, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s Common Stock, having an aggregate offering price of up to $54.0 million. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company had sold an aggregate of 4,861,993 and 5,066,279 shares of its Common Stock pursuant to the terms of the 2020 Sales Agreement for net proceeds of approximately $23.3 million and $28.9 million, respectively, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent.

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

As of September 30, 2021, these warrants, by year of expiration, are summarized below:

Year of Expiration	Number of Warrants	Weighted Average Exercise Price
2022	133,401	$109.80

(8) Share-based Compensation

For the three and nine month periods ended September 30, 2021 and 2020, the Company recognized the following non-cash, share-based compensation expense in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$41	$5	$115	$18
General and administrative	63	—	263	7
Total	$104	$5	$378	$25

Stock option transactions for the nine month period ended September 30, 2021 under the Company’s stock incentive plans were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2020	531,238	$8.71	9.68
Granted	170,200	3.51
Exercised	—	—
Forfeited and cancelled	(60,815)	12.71
Options outstanding at September 30, 2021	640,623	$6.95	9.11
Options exercisable at September 30, 2021	125,951	$18.98	8.26
Options vested and expected to vest	639,557	$6.95	9.11

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

Our lead product candidates are rNAPc2 (AB201) as a potential treatment for COVID-19, the disease syndrome caused by the SARS-CoV-2 virus, and potentially other viral diseases and Gencaro™ (bucindolol hydrochloride) for the treatment of atrial fibrillation, or AF, in patients with chronic heart failure, or HF. rNAPc2 targets COVID-19 patients with biomarker evidence of coagulopathy, while Gencaro is being developed for patients who have a genotype that identifies a drug target associated with heightened efficacy.

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

SARS-CoV-2 is a new coronavirus identified in late 2019 that belongs to a family of enveloped RNA viruses that include Middle East Respiratory Syndrome (MERS) and Severe Acute Respiratory Syndrome (SARS-CoV-1), both of which caused serious human infections of the respiratory system. The disease caused by the SARS-CoV-2 virus has been designated COVID-19. According to the World Health Organization, since this outbreak was first reported in late 2019, there have been over 240 million confirmed cases of COVID-19 and over 4 million deaths worldwide attributed to the virus (as of October 2021).

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

In October 2020, FDA approved the IND application for rNAPc2 as a potential treatment for patients hospitalized with COVID-19 and it received a Fast-Track designation in November 2020. We initiated the Phase 2b clinical trial of rNAPc2 (AB201), ASPEN-COVID-19, in patients hospitalized with COVID-19 in the fourth quarter of 2020. In July 2021, we increased the ASPEN-COVID-19 clinical trial target enrollment from 100 to 160 patients in an effort to increase the sample size for determining if there are differences in the two rNAPc2 dose regimens being investigated, to decrease variance in the standard of care heparin control arm, in recognition of the study being conducted in different geographic regions and to potentially account for evolving changes in the clinical course of COVID-19. In October 2021, the Data and Safety Monitoring Committee, or DSMC, completed a pre-specified interim analysis and, based on the DSMC’s review of approximately 75% of the projected final efficacy and safety data, recommended completion of the clinical trial with no modifications to the clinical trial design. We anticipate announcing topline data from this approximately 160 patient international Phase 2b clinical trial in the first quarter of 2022.

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

We believe our cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022, including the projected costs for the rNAPc2 (AB201) Phase 2b clinical trial. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for other clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on sustained improvement in the COVID-19 pandemic and will require additional financing.

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

R&D expense for the three months ended September 30, 2021 was $3.4 million compared to $1.1 million for the corresponding period of 2020, an increase of $2.4 million. R&D expense for the nine months ended September 30, 2021 was $9.9 million compared to $1.8 million for the corresponding period of 2020, an increase of approximately $8.1 million.

Clinical expense increased approximately $1.7 million and $5.0 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods of 2020. Manufacturing process development costs increased approximately $0.3 million and $2.0 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods of 2020. The increase was related to the initiation of our rNAPc2 (AB201) clinical trial in the second half of 2020. The remaining increase is primarily a result of higher outside services and consulting costs.

R&D personnel costs increased approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods of 2020.

R&D expense in 2021 is expected to be higher than 2020, as we continue our rNAPc2 (AB201) international Phase 2b clinical trial.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of personnel costs, consulting and professional fees, insurance, facilities and depreciation expenses, and various other administrative costs.

G&A expenses were $1.3 million for the three months ended September 30, 2021 compared to $0.9 million for the corresponding period of 2020, an increase of $0.3 million. G&A expenses were $3.8 million for the nine months ended September 30, 2021 compared to $2.9 million for the corresponding period of 2020, an increase of $0.9 million The increases were primarily a result of higher personnel and insurance costs in 2021.

G&A expenses in the last quarter of 2021 are expected to be consistent with the third quarter of 2021 as we maintain administrative activities to support our ongoing operations.

Interest and Other Income

Interest and other income was $4,000 and $1,000 in the three months ended September 30, 2021 and 2020, respectively. Interest and other income was $9,000 and $27,000 in the three months ended September 30, 2021 and 2020, respectively.

Interest income for the remainder of 2021 is expected to be negligible.

Interest Expense

Interest expense was $2,000 and $9,000 for the three and nine months ended September 30, 2020. Based on our current capital structure, interest expense for the remainder of 2021 is expected to be negligible.

Liquidity and Capital Resources

Cash and Cash Equivalents

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$58,313	$49,071

As of September 30, 2021, we had total cash and cash equivalents of $58.3 million, as compared to $49.1 million as of December 31, 2020. The net increase of $9.2 million primarily reflects the net proceeds of $23.1 million from the issuance of common stock, offset by $13.8 million of cash used in operating activities during the nine months ended September 30, 2021.

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,815)	$(4,730)
Investing activities	(36)	(6)
Financing activities	23,093	47,468
Net increase in cash and cash equivalents	$9,242	$42,732

Net cash used in operating activities for the nine months ended September 30, 2021 increased $9.1 million compared with the same period in 2020. This was primarily due to higher outflows related to changes in operating assets and liabilities and a higher net loss in 2021, as discussed in Results of Operations above.

Net cash used in investing activities for the nine months ended September 30, 2021 was $36,000 for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 was $6,000 for the purchase of property and equipment.

Net cash provided by financing activities was $23.1 million for the nine months ended September 30, 2021 related to net proceeds from sales of our common stock in our “at the market” equity offering in the period. Net cash provided by financing activities was $47.5 million for the nine months ended September 30, 2020 representing $47.7 million in net proceeds from sales of our common stock in our registered direct equity offering and our “at the market” equity offering in the period, less $0.3 million of payments on a vendor finance arrangement.

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

We believe our cash and cash equivalents balance as of September 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. However, changing circumstances may cause us to consume capital significantly faster or slower than currently anticipated. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate; therefore, we may have to raise additional capital for clinical trials of rNAPc2. Initiating any Phase 3 clinical trial of Gencaro is dependent on our obtaining additional financing. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development and potential commercialization of rNAPc2 or Gencaro or to otherwise continue operations and may not be able to execute any strategic transaction.

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

We believe our cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. On July 22, 2020, we entered into a new sales agreement with a placement agent to sell, from time to time, our common stock having an aggregate offering price of up to $54.0 million, in an “at the market offering.” As of September 30, 2021, we sold an aggregate of 9,928,272 shares of our common stock pursuant to the terms of such sales agreement for aggregate gross proceeds of approximately $54.0 million. Net proceeds received in this offering were approximately $52.2 million, after deducting expenses for executing the “at the market offering” and commissions paid to the placement agent. In April 2021, we amended the new sales agreement and have $50.0 million available for the offering under our prospectus to our registration statement on Form S-3 (No. 333-254585). Sales of our common stock dilute the ownership interest of our stockholders and may cause the price per share of our common stock to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate.

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

As of November 1, 2021, the closing price of our common stock was $2.70 per share, and the total market value of our listed securities was approximately $38.9 million. As of September 30, 2021, we had stockholders’ equity of $56.6 million.

Our financial statements for the quarter ended September 30, 2021 were prepared assuming that we will continue as a going concern. Our management has concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, there may be uncertainty about our ability to continue as a going concern in future years.

Our financial statements for the quarter ended September 30, 2021 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2019, our management and our independent registered public accounting firm concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt existed as to our ability to continue as a going concern for a period from one year after our annual financial statements had been issued. We believe our cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operations through the end of fiscal year 2022. Conducting a Phase 3 rNAPc2 clinical trial or the Phase 3 PRECISION-AF trial would likely require additional financing. We cannot be certain that we will be able to make any other sale of our common stock in any future offering to cover our future capital needs, or at all. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are delayed in completing or are unable to complete additional funding and/or a strategic transaction, we may discontinue our development activities or operations, but there are no assurances that these reductions would be sufficient to allow us to continue to operate as a going concern. Therefore, even if we resolve this uncertainty, our independent registered public accountants and/or management could conclude that uncertainty as to our ability to continue as a going concern could exist at a future date.

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

Sales in the public market of substantial amounts of our common stock could depress prevailing market prices of our common stock. As of September 30, 2021, approximately 14.4 million shares of common stock were outstanding, and all of these shares are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our directors, officers and other affiliates and unregistered shares held by non-affiliates. The sale of these additional shares, or the perception that such sales may occur, could depress the market price of our common stock.

As of September 30, 2021, approximately 133,000 shares of our common stock were issuable upon the exercise of outstanding warrants. Once a warrant is exercised, if the shares of our common stock issued upon the exercise of any such warrant are not available for sale in the open market without further registration under the Securities Act, then the holder can arrange for the resale of shares either by invoking any applicable registration rights, causing the shares to be registered under the Securities Act and thus freely transferable, or by relying on an exemption to the Securities Act. For instance, in July 2015, we filed a registration statement on Form S-3 which registered for resale an aggregate of 0.1 million shares of our common stock issuable upon exercise of outstanding warrants. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

As of September 30, 2021, there were approximately 641,000 shares of our common stock which may be issued upon the exercise of outstanding stock options, and we anticipate that we will continue to issue stock option awards to our employees and consultants in the fiscal year ended December 31, 2021 and thereafter. If and when these options are exercised, such shares will be available for sale in the open market without further registration under the Securities Act. The existence of these outstanding options may negatively affect our ability to complete future equity financings at acceptable prices and on acceptable terms. The exercise of those options, and the prompt resale of shares of our common stock received, may also result in downward pressure on the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

2021 Corporate Performance Goals

On October 29, 2021, the Compensation Committee approved corporate performance goals for the fiscal year ending December 31, 2021. The corporate performance goals, which may be updated at the Board’s discretion during 2021, include:

•	goals related to executing our development plan for rNAPc2 (AB201), our clinical product candidate for the treatment of patients with COVID-19;

•	goals related to further defining our development plan for Gencaro, our clinical product candidate for the treatment of atrial fibrillation; and

•	finance and corporate compliance goals.

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

Dated: November 2, 2021